Form 10-K
period 2011-12-31
U.S. SILICA HOLDINGS, INC.
filed 2012-03-20
CIK 1524741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-35416

U.S. Silica Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-3718801
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8490 Progress Drive, Suite 300

Frederick, Maryland 21701

(Address of Principal Executive Offices) (Zip Code)

(301) 682-0600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Securities Act: None

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the registrant’s common stock.

As of March 20, 2012, 52,941,176 shares of the common stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

U.S. Silica Holdings, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2011

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	fluctuations in demand for commercial silica;

•	the cyclical nature of our customers’ businesses;

•

operating risks that are beyond our control, such as changes in the price and availability of transportation, natural gas or electricity; unusual or unexpected geological formations or pressures; cave-ins, pit wall failures or rock falls; or unanticipated ground, grade or water conditions;

•	our dependence on two of our plants for a significant portion of our sales;

•	the level of activity in the natural gas and oil industries;

•	decreased demand for frac sand or the development of either effective alternative proppants or new processes to replace hydraulic fracturing;

•	federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing and the potential for related regulatory action or litigation affecting our customers’ operations;

•	our rights and ability to mine our properties and our renewal or receipt of the required permits and approvals from governmental authorities and other third parties;

•

our ability to implement our capacity expansion plans within our current timetable and budget and our ability to secure offtake agreements for our increased production capacity, and the actual operating costs once we have completed the capacity expansion;

•	our ability to succeed in competitive markets;

•	loss of, or reduction in, business from our largest customers;

•	increasing costs or a lack of dependability or availability of transportation services or infrastructure;

•	increases in the prices of, or interruptions in the supply of, natural gas and electricity, or any other energy sources;

•	increases in the price of diesel fuel;

•	diminished access to water;

•	our ability to effectively integrate the manufacture of resin-coated sand with our existing processes;

•	our ability to successfully complete acquisitions or integrate acquired businesses;

•	our ability to make capital expenditures to maintain, develop and increase our asset base and our ability to obtain needed capital or financing on satisfactory terms;

•	substantial indebtedness and pension obligations;

•	restrictions imposed by our indebtedness on our current and future operations;

•	the accuracy of our estimates of mineral reserves and resource deposits;

•	substantial costs of mine closures;

•	a shortage of skilled labor and rising costs in the mining industry;

•	our ability to attract and retain key personnel;

•	our ability to maintain satisfactory labor relations;

•	our reliance on trade secrets and contractual restrictions, rather than patents, to protect our proprietary rights;

•	silica-related health issues and corresponding litigation;

•	our significant unfunded pension obligations and post-retirement health care liabilities;

•	our ability to maintain effective quality control systems at our mining, processing and production facilities;

•	seasonal and severe weather conditions;

•	fluctuations in our sales and results of operations due to seasonality and other factors;

•	interruptions or failures in our information technology systems;

•	our reliance on different sources for our 2010 and 2011 industry and market data than for the same data in prior years;

•	the impact of a terrorist attack or armed conflict;

•	our failure to maintain adequate internal controls;

•	extensive and evolving environmental, mining, health and safety, licensing, reclamation and other regulation (and changes in their enforcement or interpretation);

•	our ability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property; and

•	other factors disclosed in Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the Securities and Exchange Commission (the “SEC”) and public communications. You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties.

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I.

ITEM 1.	BUSINESS

Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our,” “U.S. Silica,” “the Company,” “our business,” “our company” refer to U.S. Silica Holdings, Inc. and its consolidated subsidiaries as a combined entity.

Our Company

Business Overview

We are the second largest domestic producer of commercial silica, a specialized mineral that is a critical input into a variety of attractive end markets. During our 111-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 200 products to customers across these end markets. In our largest end market, oil and gas proppants, our frac sand is used to stimulate and maintain the flow of hydrocarbons in horizontally drilled oil and natural gas wells. This segment of our business is experiencing rapid growth due to recent technological advances in the hydraulic fracturing process, which have made the extraction of large volumes of oil and natural gas from U.S. shale formations economically feasible. Our commercial silica is also used as an economically irreplaceable raw material in a wide range of industrial applications, including glassmaking and chemical manufacturing. Additionally, in recent years a number of attractive new end markets have developed for our high-margin, performance silica products, including solar panels, specialty coatings, wind turbines, polymer additives and geothermal energy systems.

We operate 13 production facilities across the United States and control 316 million tons of reserves, including approximately 148 million tons of reserves that can be processed to meet the American Petroleum Institute (“API”) frac sand size specifications. We produce a wide range of frac sand sizes and are one of the few commercial silica producers capable of rail delivery of large quantities of API grade frac sand to each of the major U.S. shale basins. We believe that due to a combination of these favorable attributes and robust drilling activity in the oil and natural gas industry, we have become a preferred commercial silica supplier to our customers in the oil and gas proppants end market and, consequently, are experiencing high demand for our frac sand. To meet this demand, in 2011 we invested significant resources to increase our proppant production, including expanding our frac sand capabilities by approximately 1.2 million tons, or approximately 75% above tons sold in 2010, and are currently constructing a new facility to produce resin-coated sand, which significantly expands our addressable proppant market.

Our operations are organized into two segments based on end markets served: (1) Oil & Gas Proppants and (2) Industrial & Specialty Products. Our segments are complementary because our ability to sell to a wide range of customers across end markets allows us to maximize recovery rates in our mining operations, optimize our asset utilization and reduce the cyclicality of our earnings. In 2011, we generated approximately $295.6 million of sales, $93.6 million of Adjusted EBITDA and $30.3 million of net income. These figures represent increases of 21%, 30% and 166%, respectively, compared to 2010. In particular, the Oil & Gas Proppants segment contribution margin grew by 57% in 2011 and represented approximately 56% of total segment contribution margin, compared to 48% for the prior year.

Corporate History

In August 2007, we were acquired by an affiliate of Harvest Partners, LLC. Soon thereafter, in October 2007, we were acquired by Hourglass Acquisition I, LLC, a direct, wholly owned subsidiary of Harbinger Capital Partners. In November 2008, Hourglass Acquisition I, LLC was acquired by U.S. Silica Holdings, Inc., formerly GGC USS Holdings, Inc., a wholly-owned subsidiary of GGC USS Holdings, LLC, an affiliate of Golden Gate Capital (“Golden Gate Capital”). The Company was formed by Golden Gate Capital as a Delaware corporation to effect the acquisition of Hourglass Acquisition I, LLC, and through that acquisition U.S. Silica Company, our principal operating subsidiary, became an indirect, wholly owned subsidiary of the Company.

On January 31, 2012, simultaneous with the initial public offering of our common stock, GGC USS Holdings, LLC contributed to the Company, all of the stock of its wholly-owned subsidiary, GGC RCS Holdings, Inc., whose operating subsidiary is Coated Sand Solutions, LLC (“Coated Sand Solutions”). Coated Sand Solutions is developing resin-coated sand proppants for sale into the oil and gas market for use in the hydraulic fracturing process.

Our Strengths

We attribute our success to the following strengths:

•

Large-scale producer with a diverse and high-quality reserve base. Our 13 geographically dispersed production facilities control 316 million tons of reserves, including API size frac sand and large quantities of silica with distinct characteristics, giving us the ability to sell over 200 products to over 1,400 customers. Our large-scale production capabilities and long reserve life make us a preferred commercial silica supplier to our customers. A consistent, reliable supply of large quantities of silica gives our customers the security to customize their production processes around our commercial silica. Furthermore, our scale provides us earnings diversification and a larger addressable market.

•

Geographically advantaged footprint with intrinsic transportation advantages. The strategic location of our facilities and our logistics capabilities enable us to enjoy high customer retention and a larger addressable market. In our Oil & Gas Proppants segment, our network of frac sand producing plants with access to on-site rail and the strategic locations of our transloads serve to expand our addressable market to every major U.S. shale basin. We believe we are one of the few frac sand producers capable of delivering API grade frac sand cost-effectively to most all of the major U.S. shale basins by on-site rail. Additionally, due to the high weight-to-value ratio of many silica products in our Industrial & Specialty Products segment, the proximity of our facilities to our customers’ facilities often results in us being their sole supplier. This advantage has enabled us to enjoy strong customer retention in this segment, with our top five Industrial & Specialty Products segment customers purchasing from us for an average of over 50 years.

•	Low-cost operating structure. We believe the combination of the following factors contributes to our low-cost structure and our high margins:

•	our ownership of the vast majority of our reserves, resulting in mineral royalty rates that were less than 0.4% of our sales in 2011;

•	the close proximity of our mines to their respective processing plants, which allows for a cost-efficient and highly automated production process;

•	our processing expertise, which enables us to create over 200 products with unique characteristics while minimizing waste material;

•

our integrated logistics management expertise and geographically advantaged facility network, which enables us to reliably ship products by the most cost-effective method available, whether by truck, rail or barge;

•	our large customer base across numerous end markets, which allows us to maximize our mining recovery rate and asset utilization; and

•	our large overall and plant-level operating scale.

•

Strong reputation with our customers and the communities in which we operate. We believe that we have built a strong reputation during our 111-year operating history. Our customers know us for our dependability and our high-quality, innovative products, as we have a long track record of timely delivery of our products according to customer specifications. We also have an extensive network of technical resources, including materials science and petroleum engineering expertise, which enables us to collaborate with our customers to develop new products and improve the performance of their existing applications. We are also well known in the communities in which we operate as a preferred employer and a responsible corporate citizen, which generally serves us well in hiring new employees and securing difficult-to-obtain permits for expansions and new facilities.

•

Experienced management team. The members of our senior management team bring significant experience to the dynamic environment in which we operate. Their expertise covers a range of disciplines, including industry-specific operating and technical knowledge as well as experience managing high-growth businesses. We believe we have assembled a flexible, creative and responsive team with a mentality that is particularly well suited to the rapidly evolving unconventional oil and natural gas drilling landscape, which is the principal driver of our growth.

Our Strategy

The key drivers of our growth strategy include:

•

Expand our proppant production capacity and product portfolio. We are currently executing several initiatives to increase our frac sand production capacity and augment our proppant product portfolio. At our Ottawa, Illinois facility, we recently implemented operating improvements and installed a new dryer and six mineral separators to increase our annual frac sand production capacity by 900,000 tons. At our Rockwood, Michigan facility, we recently added 250,000 tons of annual frac sand production capacity by installing an entirely new processing circuit to run on a continuous basis alongside our existing state-of-the-art low-iron silica circuit. These two projects were completed during the fourth quarter of 2011. We are also in the initial stages of building a new facility to produce resin-coated sand that will be designed to coat up to 400 million pounds annually, which is scheduled for completion and start-up in 2013. We expect to fund all of these projects through a combination of cash on our balance sheet and cash generated from our operations.

•

Increase our exposure to attractive industrial and specialty products end markets. We intend to increase our exposure and market share in certain industrial and specialty products end markets that we believe are poised for growth. For example, at our Rockwood facility, we have doubled our production capacity for low-iron silica, which is used to maximize light transmission in ultra-clear architectural glass and solar panels. In addition, we recently opened a representative office in Shanghai, China to market our fine ground silica products across the Asia Pacific region for use in specialty end markets. We are also exploring opportunities to grow our presence in the specialty coatings and polymer additives end markets, where our ultra-fine ground silica is used to enhance strength, scratch resistance and stability.

•

Optimize product mix and further develop value-added capabilities to maximize margins. We will continue to actively manage our product mix at each of our plants to ensure we are maximizing our profit margins. This requires us to use our proprietary expertise in balancing key variables, such as mine geology, processing capacities, transportation availability, customer requirements and pricing. In 2011, while our tons sold increased by 5%, we believe this expertise helped enable us to increase our operating income by 31%. We also expect to continue investing in ways to increase the value we provide to our customers by expanding our product offerings, increasing our transportation assets, improving our supply chain management and upgrading our information technology. We hope to use these strategies to increase our operating income faster than our tons sold into the future.

•

Evaluate both Greenfield and Brownfield expansion opportunities. We will continue to leverage our reputation, processing capabilities and infrastructure to increase production, as well as explore other opportunities to expand our reserve base. We may accomplish this by developing Greenfield projects, where we can capitalize on our technical knowledge of geology, mining and processing and our strong reputation within local communities. For instance, on December 30, 2011, we purchased land in Sparta, Wisconsin, for which we recently received initial permitting for a new mining and production facility that will add to our annual frac sand production capacity. Our board of directors has approved $10.0 million in spending for initial site development, engineering and the procurement of certain equipment and materials that have long lead times. However, we are currently in the engineering and design phase of the facility and the ultimate production capacity and process flow are yet to be finalized.

We are also continuously exploring potential Brownfield projects, such as the possibility of increasing the capacity at some subsequent date of the new resin-coating facility that we are currently constructing. Additionally, we may pursue “bolt on” and other opportunistic acquisitions, taking advantage of our asset footprint, our management’s experience with high-growth businesses and our strong customer relationships. We may also evaluate international acquisitions as unconventional oil and natural gas drilling expands globally.

•

Maintain financial strength and flexibility. We intend to maintain financial strength and flexibility to enable us to pursue acquisitions and new growth opportunities as they arise. As of December 31, 2011, we had $59.2 million of cash on hand and $24.0 million of available borrowings under our credit facilities.

Our Industry

The commercial silica industry consists of businesses that are involved in the mining, processing and sale of commercial silica. Commercial silica, also referred to as “silica,” “industrial sand and gravel,” “silica sand” and “quartz sand,” is a term applied to sands and gravels containing a high percentage of silica (silicon dioxide, SiO2) in the form of quartz. Commercial silica deposits occur throughout the United States, but mines and processing facilities are typically located near end markets and in areas with access to transportation infrastructure. Other factors affecting the feasibility of commercial silica production include deposit composition, product quality specifications, land-use and environmental regulation, including permitting requirements, access to electricity, natural gas and water and a producer’s expertise and know-how.

Market and Industry Data

We obtained the industry, market and competitive position data throughout this Annual Report on Form 10-K from our own internal estimates and research as well as from industry and general publications and research, surveys and studies conducted by third parties. We have relied upon publications of the United States Geological Survey (the “USGS”) and The Freedonia Group, Inc. (“Freedonia”) as our primary sources for third-party market and industry data. Industry publications, surveys and studies generally state that the information contained therein has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that each of these publications, surveys and studies is reliable, we have not independently verified market and industry data from third-party sources. While we believe our internal company research is reliable and the definitions of our market and industry are appropriate, neither such research nor these definitions have been verified by any independent source.

The Minerals Yearbook produced by the USGS is the only comprehensive third-party publication of which we are aware that compiles data on the U.S. commercial silica industry as a whole. The data in the Minerals Yearbook is voluntarily self-reported by U.S. silica producers and there can be no assurance that all major U.S. silica producers have reported data or that the data that has been reported is reliable. The most recent Minerals Yearbook pertains to 2010, and it estimates that 39.0 million tons of silica was consumed that year, with the Industrial & Specialty Products segment generating 22.0 million tons of demand and the Oil & Gas Proppants segment generating 13.3 million tons of demand. Based on our internal estimates and consultations with third parties, we believe that such data, as it relates to the Industrial & Specialty Products segment, is accurate at the reasonable assurance level and we have included it throughout this Annual Report on Form 10-K. However, based on our experience and results of operations in 2010 and 2011, we believe that our internal estimate of 2010 market demand in the Oil & Gas Proppants segment of 17.0 million tons is more accurate than the USGS estimate.

The reason for this discrepancy results from the unprecedented demand that we saw in 2010 and 2011 for our frac sand products from our customers in the Oil & Gas Proppants segment. Our estimates for 2010 are based on the demand we experienced for our own products, as well as discussions with our customers regarding their aggregate demand for frac sand. In addition, our familiarity with competitive sources of frac sand supply, as well as shipment data from major logistics providers, confirmed our estimates of the overall size and growth of the frac sand market.

Extraction and Production Processes

Commercial silica deposits are formed from a variety of sedimentary processes and have distinct characteristics that range from hard sandstone rock to loose, unconsolidated dune sands. While the specific extraction method utilized depends primarily on the deposit composition, most silica is mined using conventional open-pit bench extraction methods and begins after clearing the deposit of any overlaying soil and organic matter. The silica deposit composition and chemical purity also dictate the processing methods and equipment utilized. For example, broken rock from a sandstone deposit may require one, two or three stages of crushing to liberate the silica grains required for most markets. Unconsolidated deposits may require little or no crushing, as silica grains are not tightly cemented together.

After extracting the ore, the silica is washed with water to remove fine impurities such as clay and organic particles. In some deposits, these fine contaminants or impurities are tightly bonded to the surface of the silica grain and require attrition scrubbing to be removed. Other deposits require the use of flotation to collect and separate contaminates from the silica. When these contaminants are weakly magnetic, special high intensity magnets may be utilized in the process to improve the purity of the final commercial silica product. After the silica has been washed, most output is dried prior to sale.

The final step in the production process involves the classification of commercial silica products according to their chemical purity, particle shape and particle size distribution. Generally, commercial silica is produced and sold in whole grain (unground) form and in ground form. Whole grain silica generally ranges from 12 to 140 mesh (the number of openings per linear inch on a sizing screen). Whole grain silica products are sold in a range of shapes, sizes and purity levels to be used in a variety of industrial applications, such as glass, foundry, building products, oil and natural gas recovery, filtration and recreation. Some whole grain silica is further processed to ground silica of much smaller particle sizes, ranging from 5 to 250 microns (one-millionth of a meter).

Product Distribution

Most commercial silica is shipped in bulk to customers by truck or rail. According to the 2010 USGS Minerals Yearbook, of the total commercial silica produced in the United States in 2010, approximately 52% was transported by truck from the plant to the site of first sale or use, 20% was transported by rail and 28% by unspecified modes of transportation. There has been a shift away from truck to rail, as more volumes have been directed to the oil and gas proppants end market, which typically utilizes rail transportation.

For bulk commercial silica, transportation cost represents a significant portion of the overall product cost. Consequently, the majority of production transported by truck is sold within approximately 200 miles of the producing facility. This limitation emphasizes the importance of rail or barge access for low cost delivery outside of the 200-mile truck radius. As a result, facility location is one of the most important considerations for producers and customers. These factors dictate the all-in delivered cost of silica production. Exceptions to this include frac sands used in oil and natural gas recovery and finer grade commercial silica, where transporting the materials long distances is economically feasible due to their relatively high unit values.

In addition to bulk shipments, commercial silica products can be packaged and shipped in 50 to 100 pound bags or bulk super sacks. Bag shipments are usually made to smaller customers with batch operations, warehouse distributor locations or for ocean container shipments made overseas. The products that are shipped in bags are often higher-value products, such as ground and fine ground industrial silica.

Primary End Markets

The special properties of commercial silica—chemistry, purity, grain size, color, inertness, hardness and resistance to high temperatures—make it critical to a variety of industries. Commercial silica is a key input in the well completion process, specifically, in the hydraulic fracturing techniques used in unconventional oil and natural gas wells. In the industrial and specialty products end markets, stringent quality requirements must be met when commercial silica is used as an ingredient to produce thousands of everyday applications, including glass, building and foundry products and metal castings, as well as certain specialty applications such as solar panels, wind turbines, geothermal energy systems and catalytic converters. Due to the unique properties of commercial silica, it is an economically irreplaceable raw material in a wide range of industrial applications. Major end markets include:

Oil and Gas Proppants

Commercial silica is used as a proppant by companies involved in oil and natural gas recovery in unconventional resource plays. Unconventional oil and natural gas production requires fracturing and other well stimulation techniques to recover oil or natural gas that is trapped in the source rock and typically involves horizontal drilling. Frac sand is pumped down oil and natural gas wells at high pressures to prop open rock fissures in order to increase the flow rate of hydrocarbons from the wells. Additionally, every 4 to 5 years proppants may be used to “re-fracture” the shale and keep the fractures open. Proppants represent the single largest class of materials used in the stimulation of oil and natural gas wells, accounting for more than 40% of market value in 2010 according to a Freedonia report dated April 2011. The 2010 USGS Minerals Yearbook reports that sales of commercial silica products for oil and natural gas recovery accounted for approximately 41% by volume and 54% by value of total commercial silica product sales in 2010. Based on our own internal and other third-party estimates, we believe commercial silica used by the oil and gas proppants end market increased significantly in 2010 and likely accounted for approximately 48% of total commercial silica volumes.

Glass

Commercial silica is a critical input into and accounts for 60% to 70% of the raw materials in glass production. According to the 2010 USGS Minerals Yearbook, approximately 27% by volume and 19% by value of all commercial silica products sold in the United States in 2010 were used in glassmaking. The glassmaking markets served by commercial silica producers include containers, flat glass, specialty glass and fiberglass. Demand typically varies within each of these end markets.

The container glass, flat glass and fiberglass end markets are generally mature end markets. Demand for container glass has historically grown in line with population growth, and we expect similar growth in the future. Flat glass and fiberglass tend to be correlated with construction and automotive production activity, and as a result remain depressed relative to peak demand given the contraction of these end markets over the past few years. To the extent construction and domestic automotive production activity continues its recovery in the coming years (which is difficult to predict given current economic uncertainty), we expect that demand in these end markets will continue to increase. See “Risk Factors—Risks Related to Our Business—Our operations are subject to the cyclical nature of our customers’ businesses, and we may not be able to mitigate that risk.”

The demand for low-iron glass, which is utilized in glass for solar panels and certain grades of architectural glass has been experiencing more rapid growth. In addition, glass fibers are being incorporated in high strength wind turbines, a fast growing alternative energy source. Commercial silica used in production of these products is generally of higher quality and tighter specifications than the commercial silica used in the manufacturing of other glass products.

Building Products

Commercial silica is used in the manufacturing of building products for commercial and residential construction. The 2010 USGS Minerals Yearbook reports that commercial silica sold to manufacturers of building products accounted for approximately 7% by volume and 7% by value of all commercial silica sold in the United States in 2010. Whole grain commercial silica products are used in flooring compounds, mortars and grouts, specialty cements, stucco and roofing shingles. Ground commercial silica products are used by building products manufacturers as functional extenders and to add durability and weathering properties to cementious compounds. In addition, geothermal wells are a fast growing alternative energy source that require specialized ground silica products in their well casings for effectiveness. The market for commercial silica used to manufacture building products is driven primarily by the demand in the construction markets. The historical trend for this market has been one of growth, especially in demand for cementious compounds for new construction, renovation and repair. Although the housing construction market has recently declined, to the extent the housing market recovers in the coming years (which is difficult to predict given current economic uncertainty), we expect that demand in this end market will increase. See “Risk Factors—Risks Related to Our Business—Our operations are subject to the cyclical nature of our customers’ businesses, and we may not be able to mitigate that risk.”

Foundry

According to the 2010 USGS Minerals Yearbook, in 2010, commercial silica products used for foundry purposes represented approximately 11% by volume and 6% by value of all commercial silica products sold in the United States. Commercial silica products are used in the production of molds for metal castings and in metal casting products. In addition, commercial whole grain silica is sold to coaters of foundry silica who then sell their product to foundries for cores and shell casting processes. The demand for foundry silica depends on the rate of automobile and light truck production, construction and production of heavy equipment like rail cars. Over the past decade, there has been some movement of foundry supply chains to Mexico and other offshore production areas. In 2010, foundry demand decreased significantly in 2010 as a result of the decrease in automotive and heavy equipment production however, we began seeing increases in foundry demand throughout 2011. To the extent production levels recover in the coming years (which is difficult to predict given current economic uncertainty), we expect foundry demand to improve. See “Risk Factors—Risks Related to Our Business—Our operations are subject to the cyclical nature of our customers’ businesses, and we may not be able to mitigate that risk.”

Chemicals

In 2010, sales of commercial silica products to manufacturers of chemicals equaled approximately 3% by volume and 2% by value of the total commercial silica products sold in the United States according to the 2010 USGS Minerals Yearbook. Both whole grain and ground silica products are used in the manufacturing of silicon-based chemicals, such as sodium silicate, that are used in a variety of applications, including food processing, detergent products, paper textiles and specialty foundry applications. This end market is driven by the development of new products by the chemicals manufacturers, including specialty coatings and polymer additives. We expect this end market to grow as these manufacturers continue their product and applications development.

Fillers and Extenders

According to the 2010 USGS Minerals Yearbook, in 2010, commercial silica products sold for use as fillers represented approximately 1% by volume and 2% by value of all commercial silica products sold in the United States. Commercial silica products are sold to producers of paints and coating products for use as fillers and extenders in architectural, industrial and traffic paints and are sold to producers of rubber and plastic for us in the production of epoxy molding compounds and silicone rubber. The commercial silica products used in this end market are most often ground silica, including finer ground classifications. The market for fillers and extenders is driven by demand in the construction and automotive production industries as well as by demand for materials in the housing remodeling industry. Although construction, domestic automotive production and housing remodeling demand decreased in 2009, to the extent these industries continue to recover in the coming years (which is difficult to predict given current economic uncertainty), we expect demand to improve. See “Risk Factors—Risks Related to Our Business—Our operations are subject to the cyclical nature of our customers’ businesses, and we may not be able to mitigate that risk.”

Demand Trends

From 1980 to 2008, U.S. commercial silica industry volumes generally grew in line with U.S industrial production, primarily influenced by the manufacture of glass, building materials, foundry moldings and chemicals. The economic downturn of 2008 and 2009 decreased demand for commercial silica products, particularly in the glassmaking, foundry, specialty coatings and building products end markets. With the recent economic recovery, however, we estimate overall demand for commercial silica increased greater than 45% in 2010. Demand for commercial silica in industrial and specialty products end markets once again began to grow. We also continue to see increased demand for new specialty applications, such as solar panels, specialty coatings, wind turbines, polymer additives and geothermal energy systems.

In addition to rebounding industrial end markets and increasing demand for commercial silica products for certain specialty applications, the significant demand growth in 2010 and 2011 was primarily driven by acceleration in demand for frac sand. Based on industry data and our own internal estimates, we believe frac sand demand has grown by more than 28% per annum since 2004.

The following chart depicts consumption in each of the oil and gas proppants and industrial and specialty products end markets from 2004 through 2010.

Data Source: For years 2004 through 2009, the 2009 USGS Minerals Yearbook; for 2010, internal estimates compiled through consultation with third parties and management; see “Market and Industry Data.”

(1)

Industrial/Other end markets include glassmaking, foundry, metallurgical, abrasives, filtration, recreational, traction/engine, coal washing, roofing granules, and fillers and other, as defined by the USGS.

The 2010 USGS Minerals Yearbook estimated the value of the commercial silica market value at approximately $1,020.0 million. The oil and gas proppants end market was estimated at $556.1 million, while remaining industrial segments aggregated to $463.9 million. Given our estimates of the significant growth in frac sand production in 2010, as well as the recovery in industrial end markets, we believe the overall commercial silica market exceeded $1.1 billion in 2010, with the oil and gas proppants end market contributing in excess of $600.0 million.

We believe that commercial silica consumption increased at an average annual rate of 9.9% from 2008 to 2010 and that this growth was principally driven by the acceleration in growth in frac sand demand. This demand growth is primarily due to technological developments, such as improvements in horizontal drilling that have made the extraction of oil and natural gas increasingly cost-effective in areas that historically would have been economically impractical to develop. Frac sand is an essential component in the efficient exploitation of these reservoirs, and as more of these reservoirs have been developed, the demand for frac sand has correspondingly increased. The following chart identifies trends in the number of horizontal drill rigs from 2002 to 2011 and the CAGR over such period.

Data Source: Baker Hughes, Inc., January 2012

(1)	Data reported as year-end rig count for period (2002-2011). As of March 16, 2012, the horizontal drill rig count was 1,180.

In addition to the increase in the number of horizontal drill rigs, the growth in demand is also the product of an increase in the amount of frac sand used per rig, which is growing as a result of the following factors:

•	improved drill rig productivity, resulting in more wells drilled per year, per rig;

•	the increase in the number of fracturing sites within each well where fracturing occurs and proppant is needed;

•	the increase in the length of the horizontal distance covered in lateral wells due to advances in horizontal drilling technologies; and

•	the increase in proppant use per foot completed in each fracturing stage.

Based on these drivers, demand for all proppants is projected to increase approximately 16% per year to $5.1 billion in 2015, and, more specifically, demand for frac sand and resin-coated sand in the United States and Canada is projected to increase 15% per year to $1.9 billion in 2015, according to a Freedonia report dated April 2011.

Supply

Supplies of commercial silica have failed to keep pace with demand for approximately the past 24 months. During the economic downturn of 2008 and 2009, demand for commercial silica from customers in various industrial and specialty products end markets decreased. As a result, there was no significant expansion of domestic commercial silica. This, combined with the continued growth in demand for frac sand in 2010 and 2011, and the rebound in industrial and specialty products end markets, has created a supply-demand disparity over approximately the past 24 months. We believe that if the present level of demand growth continues for the foreseeable future (which is difficult to predict given current economic uncertainty), a significant expansion in the supply of commercial silica will be needed to balance the market. However, there are several key constraints to increasing production on an industry-wide basis, including:

•

the difficulty of finding silica reserves suitable for use as frac sand, which, according to the API, must meet stringent technical specifications, including, among others, sphericity, grain size, crush resistance, acid solubility, purity and turbidity;

•	the difficulty of securing contiguous reserves of silica large enough to justify the capital investment required to develop a mine and processing plant;

•	a lack of industry-specific geological, exploration, development and mining knowledge and experience needed to enable the identification, acquisition and development of high-quality reserves;

•

the difficulty of identifying reserves with the above characteristics that either are located in close proximity to oil and natural gas reservoirs or have the rail access needed for low-cost transportation to major shale basins;

•	the difficulty of securing mining, production, water, air, refuse and other federal, state and local operating permits from the proper authorities, a process that can require up to three years; and

•	the difficulty of assembling a large, diverse portfolio of customers to optimize operations.

Pricing

Historically, commercial silica has been characterized by regional markets created by the high weight-to-value ratio of silica. According to a USGS report dated October 2010, from 1970 to 2000, commercial silica prices increased at an average annual rate of 4.5%. Since 2000, the increased demand for commercial silica from our customers in both the oil and gas proppants end market and industrial and specialty products end markets and limited supply increases have resulted in favorable pricing trends in both of our operating segments. From 2000 to 2010, commercial silica prices increased at an average annual rate of 9.0%.

The following chart presents historical silica prices from 2000 to 2010.

Data Source: USGS, October 2010

If the use of hydraulic fracturing continues to increase, and if the general economic recovery continues to result in increased demand from our customers in industrial and specialty products end markets, we expect the prices that our products command will continue to increase.

Our Products

In order to serve a broad range of end markets, we produce and sell a variety of commercial silica products, including whole grain and ground products, as well as other industrial mineral products that we believe complement our commercial silica products.

Whole Grain Silica Products—We sell whole grain commercial silica products in a range of shapes, sizes and purity levels. We sell whole grain silica that has a round shape and high crush strength to be used as frac sand in connection with oil and natural gas recovery, and we have begun investing in the construction of a production facility for resin-coated sand. We also sell whole grain silica products in a range of size distributions, grain shapes and chemical purity levels to our customers involved in the manufacturing of glass products, including a low-iron whole grain product sold to manufacturers of architectural and solar glass applications. In addition, we sell over 80 grades of whole grain round silica to the foundry industry and provide whole grain commercial silica to the building products industry. In 2011, sales of whole grain commercial silica products accounted for approximately 78% of our total sales revenue.

Ground Silica Products—Our ground commercial silica products are inherently inert, white and bright, with high purity. We market our ground silica in sizes ranging from 40 to 250 microns for use in plastics, rubber, polishes, cleansers, paints, ceramic frits and glazes, textile fiberglass and precision castings. We also produce and market fine ground silica in sizes ranging from 5 to 40 microns for use in premium paints, specialty coatings, sealants, silicone rubber and epoxies. We believe we are currently the only commercial silica producer in the United States that manufactures a 5-micron product. In 2011, sales of ground silica products accounted for approximately 16% of our total sales revenue.

Other Industrial Mineral Products—We also produce and sell certain other industrial mineral products, such as aplite, calcined kaolin clay and magnesium silicate. Aplite is a mineral used to produce container glass and insulation fiberglass and is a source of alumina that has a low melting point and a low tendency to form defects in glass. Calcined kaolin clay is a mineral primarily used as a functional extender. Calcined kaolin clay is chemically inert, has a high covering power, gives desirable flow properties and reduces the amount of expensive pigments required. These characteristics make calcined kaolin clay an ideal functional extender in paints, plastics, specialty coatings and rubber. We also produce and sell a highly selective adsorbent made from a mixture of silica and magnesium, used extensively in preparative and analytical chromatography. In 2011, sales of these other industrial mineral products accounted for approximately 6% of our total sales revenue.

Our Primary End Markets and Customers

We sell our products to a variety of end markets. At the end of 2008, we began investing heavily in our capacity to supply frac sand to customers in the oil and gas proppants end market. Our high-quality reserves of frac sand have enabled us to quickly build a presence in this fast-growing market, and we are currently investing in our capacity to offer resin-coated sand for the same purpose. Our customers in the oil and gas proppants end market include, among others, Schlumberger Ltd., Halliburton Company, Nabors Industries Ltd., Weatherford International Ltd. and Baker Hughes, Inc. Sales to the oil and gas proppants end market comprised approximately 36%, 28% and 19% of our total sales revenue in 2011, 2010 and 2009, respectively.

Our primary markets have historically been core industrial end markets with customers engaged in the production of glass, building products, foundry products, chemicals and fillers and extenders. Our diverse customer base drives high recovery rates across our production. We also benefit from strong and long-standing relationships with our customers in each of the industrial and specialty products end markets we serve. In our industrial and specialty products end markets, our customers include such industry leaders as Owens-Illinois,

Inc., Owens Corning, Saint-Gobain Glass, The Sherwin-Williams Company and PPG Industries. Sales to our industrial and specialty products end markets comprised approximately 64%, 72% and 81% of our total sales revenue in 2011, 2010 and 2009, respectively.

We primarily sell our products under short term price agreements or at prevailing market rates. For a limited number of our customers, particularly in the oil and gas proppants end market, we sell under long-term, competitively-bid contracts. These long-term contracts are at fixed prices that are presently below market, and these below-market prices are adjustable only for certain cost increases. Sales under these long-term contracts collectively accounted for 17%, 18% and 9% of total sales revenue in 2011, 2010 and 2009, respectively. Although these long-term contracts would provide us with some downside protection if there were to be a significant reduction in demand for frac sand, we believe that there is, and that there will continue to be, sufficient demand for frac sand such that we would not experience an adverse effect if these long-term contracts are not renewed or are canceled. Historically we have not entered into long-term contracts with our customers in the industrial and specialty products end markets because of the high cost to our customers of switching providers. We typically renegotiate our price agreements with these customers annually.

The following table provides more detail regarding the end markets that we serve and our significant customer relationships in those markets:

End Market	Primary Customers
Oil and Gas Proppants	Schlumberger Limited, Halliburton Company, Nabors Industries Ltd., Weatherford International Ltd., Baker Hughes, Inc.
Glass	PPG Industries, Owens-Illinois, Inc., Owens Corning, Saint-Gobain Glass
Building Products	Owens Corning, BASF Corporation
Foundry	Porter Warner Industries, LLC, Thyssen Krupp Waupaca
Chemicals	PQ Corporation, Occidental Chemical Corporation
Fillers and Extenders	The Sherwin-Williams Company, Dow Corning Corporation

Production

Our 13 production facilities are located primarily in the eastern half of the United States, with operations in Alabama, Illinois, Louisiana, Michigan, Missouri, New Jersey, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and West Virginia.

We conduct only surface mining operations and do not operate any underground mines. Mining methods at our facilities include conventional hard rock mining, hydraulic mining, surface or open-pit mining of loosely consolidated silica deposits and dredge mining. Hard rock mining involves drilling and blasting in order to break up sandstone into sizes suitable for transport to the processing facility by truck or conveyer. Hydraulic mining involves spraying high-pressure water to break up loosely consolidated sandstone at the mine face. Surface or open-pit mining involves using earthmoving equipment, such as bucket loaders, to gather silica deposits for processing. Lastly, dredging involves gathering silica deposits from mining ponds and transporting them by slurry pipelines for processing. We may also use slurry pipelines in our hydraulic and open-pit mining efforts to expedite processing. Silica mining and processing typically has less of an environmental impact than the mining and processing of other minerals, in part because it uses fewer chemicals.

Our processing plants are equipped to receive the mined sand, wash away impurities, eliminate oversized or undersized particles and remove moisture through a multi-stage drying process. Each of our facilities operates year-round, typically in shift schedules designed to optimize facility utilization in accordance with market demand. Our facilities receive regular preventative maintenance, and we make additional capital investments in our facilities as required to support customer volumes and internal performance goals. For more information related to our production facilities, see Item 2, “Properties”.

In connection with expanding our presence in the oil and gas proppants end market, we are in the process of constructing a facility to produce resin-coated sand for use in the hydraulic fracturing process. In advance of opening that facility, we are negotiating a tolling agreement with a third party whereby we will ship sand processed at our facilities to a third-party facility to be coated in resin. The resin-coated sand will then be shipped back to us to be sold to customers.

Quality Control

We maintain a standard of excellence through our ISO 9001-registered quality systems at our mining and processing facilities. We use automated process control systems that efficiently manage the majority of the mining and processing functions, and we monitor the quality and consistency of our products by conducting hourly tests throughout the production process to detect variances. We generally test each customer load prior to shipment, and all of our major facilities operate a testing laboratory to evaluate and ensure the quality of our products and services. We also provide customers with documentation verifying that all products shipped meet customer specifications. These quality assurance functions ensure that we deliver quality products to our customers and maintain customer trust and loyalty.

In addition, we have certain company-wide quality control mechanisms. We maintain a company-wide quality assurance database that facilitates easy access and analysis of product and process data from all plants. We also have a fully staffed and equipped corporate laboratory that provides critical technical expertise, analytical testing resources and application development to promote product value and cost savings. The lab consists of four departments: a foundry lab, a paint and coatings lab, an analytical lab and a minerals-processing lab. The foundry lab is fully equipped for analyzing foundry silica based on grain size distribution, acidity, acid demand value and turbidity, which is a measure of silica cleanliness. The paint and coatings lab provides formulation, application, and testing of paints, coatings and grouts for end use in fillers and extenders as well as building products. The analytical lab performs various analyses on products for quality control assessment. The minerals-processing lab models plant production processes to test variations in deposits and improve our ability to meet customer requirements, and also performs some limited testing of our frac sand products to verify that they meet API size and crush specifications.

Distribution

We ship our commercial silica products direct to our customers by truck, rail or barge. Generally, we utilize trucks for shipments of 200 miles or less from our plant sites and to distribute our bagged products. Given the weight-to-value ratio of most of our products, the majority of our shipments outside this 200-mile radius are by rail. We frequently utilize rail-truck transfer stations to deliver our products to the oil and natural gas industry when this method of transportation provides us with lower delivery costs to specific customers or regions. We are continuously looking to increase the number of available transload points to which we have access. When cost effective, we also occasionally ship products by barge, both domestically and internationally. All three methods of shipping are typically performed with equipment owned by third parties. Both we and our customers lease a significant number of railcars for shipping purposes, as well as to facilitate the short-term storage of our products, particularly our frac sand products. The railcar leasing market is increasingly tight due to rising demand, and we expect to require additional rail cars as we continue to expand our commercial silica production. As of December 31, 2011, we had a leased fleet of 1,087 rail cars and are currently negotiating additional leases. We believe that we will have access to a sufficient supply of railcars to meet our needs.

For some of our high-margin, finer ground commercial silica and other specialty products such as calcined kaolin clay, we can effectively distribute our products nationally and, in some cases, internationally. These sales are typically made through distributors and are shipped by rail for North American locations and by ocean going barge for international locations.

Our Reserves

We believe we have a broad and high-quality mineral reserves base due to our strategically located mines and facilities. At December 31, 2011, we estimate that we had a total of approximately 316 million tons of proven and probable recoverable mineral reserves. The quantity and nature of the mineral reserves at each of our properties are estimated by our internal geologists and mining engineers. Our internal geologists and engineers update our reserve estimates annually, making necessary adjustments for operations at each location during the year and additions or reductions due to property acquisitions and dispositions, quality adjustments and mine plan updates. Before acquiring new reserves, we perform surveying, drill core analysis and other tests to confirm the quantity and quality of the acquired reserves. In some instances, we acquire the mineral rights to reserves without actually taking ownership of the properties. For more information related to our production facilities, deposits and reserves, see Item 2, “Properties”.

Commercial Team

Our commercial team consists of more than 40 individuals responsible for all aspects of our sales process, including pricing, marketing, transportation and logistics, product development and general customer service. This necessitates a highly organized staff and extensive coordination between departments. For example, product development requires the collaboration of our sales team, our production facilities and our corporate laboratory. Our sales team interacts directly with our customers in determining their needs, our production facilities fulfill the orders and our corporate laboratory is responsible for ensuring that our products meet those needs.

Our commercial team can be divided into four units:

•

Sales—Our sales team is organized by both region and end market. Domestically, we have an experienced group of regional sales managers underneath a national sales director, along with dedicated team members for the oil and gas proppants and the industrial and specialty end markets. Our oil and gas proppants team is based out of an office in Houston staffed by a petroleum engineer and other experts with in-depth market and technical knowledge. Internationally, we opened our first office abroad in 2011 in Shanghai, China, which will establish key partnerships with local industry leaders and develop business opportunities across the Asia Pacific region. As we make decisions to enter or expand our presence in certain end markets or regions, we will continue to add dedicated team members to support that growth.

•

Marketing—Our marketing team coordinates all of our new and existing customer outreach efforts. This includes producing exhibits for trade shows and exhibitions, manufacturing product overview materials, participating in regional industry meetings and other trade associations and managing our advertising efforts in trade journals.

•

Transportation and Logistics—Our transportation and logistics team manages over 100,000 domestic and international shipments annually by directing inbound and outbound rail and truck traffic, supervising equipment maintenance, coordinating with rail carriers to ensure equipment availability, ensuring compliance with shipping regulations and strategically planning for future growth.

•	Technical—Our technical team is anchored by our corporate laboratory in Berkeley Springs, West Virginia. At this facility, we perform a variety of analyses including:

•	analytical chemistry by X-Ray Fluorescence (XRF) and Inductively Coupled Plasma (ICP) spectroscopy;

•	particle characterization by sieve, SediGraph, Brunauer, Emmett and Teller (BET) surface area and microscopy;

•	ore evaluation by mineral processing, flotation and magnetic separation;

•	API frac sand evaluation, including crush resistance; and

•	AFS green sand evaluation by various foundry sand tests.

We utilize these analytical capabilities to develop new product offerings for customers in the solar panels, ceramics and fillers and extenders end markets, among others. Many other product analyses are performed locally at our 13 production facilities to support plant operations and customer quality requirements.

We also have a variety of other technical competencies including process engineering, equipment design, facility construction, maintenance excellence, environmental engineering, geology and mine planning and development. Effective integration of these capabilities has been a critical component of our business success and has allowed us to establish and maintain an extensive, high-quality silica sand reserve base, maximize the value of our reserves by producing and selling a wide range of high-quality products, optimize processing costs to provide strong value to customers and prioritize operating in a safe and environmentally sustainable manner.

Competition

Both of our reporting segments operate in highly competitive markets that are characterized by a small number of large, national producers and a larger number of small, regional or local producers. According to the 2010 USGS Minerals Yearbook, in 2010, there were 68 producers of commercial silica with a combined 113 active operations in 33 states within the United States. Competition in the industry across both of our reporting segments is based on price, consistency and quality of product, site location, distribution capability, customer service, reliability of supply, breadth of product offering and technical support. As transportation costs are a significant portion of the total cost to customers of commercial silica—in many instances transportation costs can represent more than 50% of delivered cost—the commercial silica market is typically local, and competition from beyond the local area is limited. Notable exceptions to this are the frac sand and fillers and extenders markets, where certain product characteristics are not available in all deposits and not all plants have the requisite processing capabilities, necessitating that some products be shipped for extended distances.

We believe the five leading producers of commercial silica across both of our reporting segments represented in excess of 60% of total industry production in 2010 and we compete with these large, national producers such as Unimin Corporation, Fairmount Minerals, Ltd., Preferred Sands and Carmeuse Industrial Sands. Our larger competitors may have greater financial and other resources than we do, may develop technology superior to ours or may have production facilities that are located closer to key customers than ours.

Because the markets for our products are typically local, we also compete with smaller, regional or local producers. For instance, in recent years there has been an increase in the number of small producers servicing the frac sand market due to an increased demand for hydraulic fracturing services.

Intellectual Property

Other than operating licenses for our mining and processing facilities, there are no third party patents, licenses or franchises material to our business. Our intellectual property primarily consists of trade secrets, know-how and trademarks, including our name “U.S. Silica” and products such as “OTTAWA WHITE.” We strategically rely on trade secrets, rather than patents, to protect our proprietary processes, methods, documentation and other technologies, as well as certain other business information. Patent protection requires a costly and uncertain federal registration process that would place our confidential information in the public domain. Typically, we utilize trade secrets to protect the formulations and processes we use to manufacture our products and to safeguard our proprietary formulations and methods. We believe we can effectively protect our trade secrets indefinitely through the use of confidentiality agreements and other security measures.

Condition of Physical Assets and Insurance

Our business is capital intensive and requires ongoing capital investment for the replacement, modernization and/or expansion of equipment and facilities. For more information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

We maintain insurance policies against property loss and business interruption and insure against risks that are typical in the operation of our business, in amounts that we believe to be reasonable. Such insurance, however, contains exclusions and limitations on coverage, particularly with respect to environmental liability and political risk. There can be no assurance that claims would be paid under such insurance policies in connection with a particular event. See Item 1A, “Risk Factors”.

Employees

As of December 31, 2011, we employed a workforce of 701 employees, the majority of whom are hourly wage plant workers living in the areas surrounding our mining facilities. The majority of our hourly employees are represented by labor unions that include the Teamsters, United Steelworkers, Paper Allied-Industrial Chemical & Energy, Glass/Molders/Pottery/Plastics and Laborers. We believe that we maintain good relations with our workers and their respective unions and have not experienced any material strikes or work stoppages since 1987.

The majority of our employees have tenure with us of approximately 15 years, and we have an annual employee turnover rate of less than 1.0%. We believe this low turnover rate has directly contributed to improved process efficiencies and safety, which in turn help drive cost reductions. We believe our labor rates compare favorably to other mining and manufacturing facilities in the same geographic areas. We maintain workers’ compensation coverage in amounts required by law and have no material claims pending. We also offer all full-time employees a competitive package of employee benefits, which includes medical, dental, life and disability coverage.

See Item 10, “Directors, Executive Officers and Corporate Governance” for information about our executive officers.

Seasonality

Our business is affected to some extent by seasonal fluctuations in weather that impact our production levels and our customers’ business needs. For example, in the second and third quarters, we sell more commercial silica to our customers in the building products and recreation end markets due to the seasonal rise in construction driven by more favorable weather conditions. Our sales and sometimes our production levels are lower in the first and fourth quarters due to lower market demand and due to our customers in these end markets experiencing slowdowns largely as a result of adverse weather conditions.

Regulation and Legislation

Mining and Workplace Safety

Federal Regulation

The U.S. Mine Safety and Health Administration (“MSHA”) is the primary regulatory organization governing the commercial silica industry. Accordingly, MSHA regulates quarries, surface mines, underground mines and the industrial mineral processing facilities associated with quarries and mines. The mission of MSHA is to administer the provisions of the Federal Mine Safety and Health Act of 1977 and to enforce compliance with mandatory safety and health standards. MSHA works closely with the Industrial Minerals Association, a trade association in which we have a significant leadership role, in pursuing this mission. As part of MSHA’s oversight, representatives perform at least two unannounced inspections annually for each above-ground facility. To date these inspections have not resulted in any citations for material violations of MSHA standards. For additional information regarding mining and workplace safety, including MSHA safety and health violations and assessments in 2011, see Item 4, “Mine Safety Disclosures”.

We also are subject to the requirements of the U.S. Occupational Safety and Health Act (“OSHA”) and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA Hazard Communication Standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and the public. OSHA regulates the customers and users of commercial silica and provides detailed regulations requiring employers to protect employees from overexposure to silica through the enforcement of permissible exposure limits and the OSHA Hazard Communication Standard.

Internal Controls

We adhere to a strict occupational health program aimed at controlling exposure to silica dust, which includes dust sampling, a respiratory protection program, medical surveillance, training and other components. Our safety program is designed to ensure compliance with the standards of our Occupational Health and Safety Manual and MSHA regulations. For both health and safety issues, extensive training is provided to employees. We have safety committees at our plants made up of salaried and hourly employees. We perform annual internal health and safety audits and conduct semi-annual crisis management drills to test our plants’ abilities to respond to various situations. Health and safety programs are administered by our corporate health and safety department with the assistance of plant Environmental, Health and Safety Coordinators.

Environmental Matters

We and the commercial silica industry are subject to extensive governmental regulation on, among other things, matters such as permitting and licensing requirements, plant and wildlife protection, hazardous materials, air and water emissions and environmental contamination and reclamation. A variety of state, local and federal agencies conduct this regulation.

Federal Regulation

At the federal level, we may be required to obtain permits under Section 404 of the Clean Water Act from the U.S. Army Corps of Engineers for the discharge of dredged or fill material into waters of the United States, including wetlands and streams, in connection with our operations. We also may be required to obtain permits under Section 402 of the Clean Water Act from the EPA (or the relevant state environmental agency in states where the permit program has been delegated to the state) for discharges of pollutants into waters of the United States, including discharges of wastewater or storm water runoff associated with construction activities. Failure to obtain these required permits or to comply with their terms could subject us to administrative, civil and criminal penalties as well as injunctive relief.

The U.S. Clean Air Act and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. These regulatory programs may require us to install expensive emissions abatement equipment, modify our operational practices and obtain permits for our existing operations, and before commencing construction on a new or modified source of air emissions, such laws may require us to reduce emissions at existing facilities. As a result, we may be required to incur increased capital and operating costs because of these regulations. We could be subject to administrative, civil and criminal penalties as well as injunctive relief for noncompliance with air permits or other requirements of the U.S. Clean Air Act and comparable state laws and regulations.

As part of our operations, we utilize or store petroleum products and other substances such as diesel fuel, lubricating oils and hydraulic fluid. We are subject to applicable requirements regarding the storage, use, transportation and disposal of these substances, including the relevant Spill Prevention, Control and Countermeasure requirements that the EPA imposes on us. Spills or releases may occur in the course of our operations, and we could incur substantial costs and liabilities as a result of such spills or releases, including those relating to claims for damage or injury to property and persons.

Additionally, some of our operations are located on properties that historically have been used in ways that resulted in the release of contaminants, including hazardous substances, into the environment, and we could be held liable for the remediation of such historical contamination. CERCLA, also known as the Superfund law, and comparable state laws impose joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of hazardous substances into the environment. These persons include the owner or operator of the site where the release occurred and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to liability for the costs of cleaning up the hazardous substances, for damages to natural resources, and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

In addition, the Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. In the course of our operations, we generate industrial solid wastes that may be regulated as hazardous wastes.

Our operations may also be subject to broad environmental review under the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies to evaluate the environmental impact of all “major federal actions” significantly affecting the quality of the human environment. The granting of a federal permit for a major development project, such as a mining operation, may be considered a “major federal action” that requires review under NEPA. Therefore, our projects may require review and evaluation under NEPA. As part of this evaluation, the federal agency considers a broad array of environmental impacts, including, among other things, impacts on air quality, water quality, wildlife (including threatened and endangered species), historical and archeological resources, geology, socioeconomics and aesthetics. NEPA also requires the consideration of alternatives to the project. The NEPA review process, especially the preparation of a full environmental impact statement, can be time consuming and expensive. The purpose of the NEPA review process is to inform federal agencies’ decision-making on whether federal approval should be granted for a project and to provide the public with an opportunity to comment on the environmental impacts of a proposed project. While NEPA requires only that an environmental evaluation be conducted and does not mandate a result, a federal agency could decide to deny a permit, or impose certain conditions on its approval, based on its environmental review under NEPA, or a third party may challenge the adequacy of a NEPA review.

Federal agencies granting permits for our operations also must consider impacts to endangered and threatened species and their habitat under the Endangered Species Act. We also must comply with and are subject to liability under the Endangered Species Act, which prohibits and imposes stringent penalties for the harming of endangered or threatened species and their habitat. Federal agencies also must consider a project’s impacts on historic or archeological resources under the National Historic Preservation Act, and we may be required to conduct archeological surveys of project sites and to avoid or preserve historical areas or artifacts.

State and Local Regulation

Because our operations are located in numerous states, we are also subject to a variety of different state and local environmental review and permitting requirements. Some states in which our projects are located or are being developed have state laws similar to NEPA; thus our development of new sites or the expansion of existing sites may be subject to comprehensive state environmental reviews even if it is not subject to NEPA. In some cases, the state environmental review may be more stringent than the federal review. Our operations may require state-law based permits in addition to federal permits, requiring state agencies to consider a range of issues, many the same as federal agencies, including, among other things, a project’s impact on wildlife and their habitats, historic and archaeological sites, aesthetics, agricultural operations and scenic areas. Some states also have specific permitting and review processes for commercial silica mining operations, and states may impose different or additional monitoring or mitigation requirements than federal agencies. The development of new sites and our existing operations also are subject to a variety of local environmental and regulatory requirements, including land use, zoning, building and transportation requirements.

As demand for frac sand in the oil and natural gas industry has driven a significant increase in current and expected future production of commercial silica, some local communities have expressed concern regarding silica sand mining operations. These concerns have generally included exposure to ambient silica sand dust, truck traffic, water usage and blasting. In response, certain state and local communities have developed or are in the process of developing regulations or zoning restrictions intended to minimize dust from getting airborne, control the flow of truck traffic, significantly curtail the amount of practicable area for mining activities, provide compensation to local residents for potential impacts of mining activities and, in some cases, ban issuance of new permits for mining activities. To date, we have not experienced any material impact or disruption to our existing mining operations or planned capacity expansions as a result of these types of concerns. We are not aware of any pending laws or regulations for significant increased scrutiny on the part of state or local regulators in the jurisdictions in which we operate, however we cannot guarantee that laws, regulations and community concerns with respect to our operations will not arise that could have a material adverse effect on our business, financial condition or results of operations going forward.

We have a long history of positive engagement with the communities that surround our existing mining operations. We have less than 1% employee turnover and have had no significant strikes in more than 20 years, evidence of the strong relationship we have with our employees. We believe this strong relationship helps foster good relations with the communities in which we operate. Although additional regulatory requirements could negatively impact our business, financial condition and results of operations, we believe our existing operations are less likely to be negatively impacted by virtue of our good community relations.

Planned expansion of our mining and production capacity in new communities could be more significantly impacted by increased regulatory activity. Difficulty or delays in obtaining or inability to obtain new mining permits or increased costs of compliance with future state and local regulatory requirements could have a material negative impact on our ability to grow our business. In an effort to minimize these risks, we continue to be engaged with local communities in order to grow and maintain strong relationships with residents and regulators.

Costs of Compliance

We may incur significant costs and liabilities as a result of environmental, health and safety requirements applicable to our activities. Failure to comply with environmental laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of investigatory, cleanup and site restoration costs and liens, the denial or revocation of permits or other authorizations and the issuance of injunctions to limit or cease operations. Compliance with these laws and regulations may also increase the cost of the development, construction and operation of our projects and may prevent or delay the commencement or continuance of a given project. In addition, claims for damages to persons or property may result from environmental and other impacts of our activities.

The process for performing environmental impact studies and reviews for federal, state and local permits for our operations involves a significant investment of time and monetary resources. We cannot control the permit approval process. We cannot predict whether all permits required for a given project will be granted or whether such permits will be the subject of significant opposition. The denial of a permit essential to a project or the imposition of conditions with which it is not practicable or feasible to comply could impair or prevent our ability to develop a project. Significant opposition and delay in the environmental review and permitting process also could impair or delay our ability to develop a project. Additionally, the passage of more stringent environmental laws could impair our ability to develop new operations and have an adverse effect on our financial condition and results of operations.

Availability of Reports; Website Access; Other Information

Our internet address is http://www.ussilica.com. Through “Investor Relations” — “SEC Filings” on our home page, we make available free of charge our annual report on Form 10-K, our quarterly reports on Form 10-Q, our proxy statements, our current reports on Form 8-K, SEC Forms 3, 4 and 5 and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our reports filed with the SEC are also made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available on its website at www.sec.gov.

Copies of the Corporate Governance Guidelines, the Charters of the Audit, Compensation and Governance Committees of the Board of Directors, the Code of Conduct for our Board of Directors and Code of Conduct and Ethics for U.S. Silica employees (including the chief executive officer, chief financial officer and corporate controller) can also be found on the U.S. Silica website. Any amendments or waivers to the Code of Business Ethics applicable to the chief executive officer, chief financial officer and corporate controller can also be found in the “Investor Relations” section of the U.S. Silica website. Stockholders may also request a free copy of these documents from: U.S. Silica Holdings, Inc., attn.: Investor Relations, 8490 Progress Drive, Suite 300, Frederick, Maryland 21701 (phone: (855) SILICA-7), or IR@ussilica.com.

ITEM 1A.	RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below and elsewhere in this Annual Report on Form 10-K. You should carefully consider the risk factors set forth below as well as the other information contained in this Annual Report on Form 10-K in connection with evaluating us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, results of operations or financial condition. Certain statements in “Risk Factors” are forward-looking statements.

Risks Related to Our Business

The demand for commercial silica fluctuates, which could adversely affect our results of operations.

Demand in the end markets served by our customers is influenced by many factors, including the following:

•	global and regional economic, political and military events and conditions;

•	fluctuations in energy, fuel, oil and natural gas prices and the availability of such fuels;

•	demand for oil, natural gas and petroleum products;

•	changes in residential and commercial construction demands, driven in part by fluctuating interest rates and demographic shifts;

•	demand for automobiles and other vehicles;

•	the substitution of plastic or other materials for glass;

•	competition from offshore producers of glass products;

•	changes in demand for our products due to technological innovations;

•	changes in laws and regulations (or the interpretation thereof) related to the mining and hydraulic fracturing industries, silica dust exposure or the environment;

•	prices, availability and other factors relating to our products;

•	increases in costs of labor and labor strikes; and

•	population growth rates.

We cannot predict or control the factors that affect demand for our products. Negative developments in the above factors, among others, could cause the demand for commercial silica or other minerals to decline, which could adversely affect our business, financial condition, results of operations, cash flows and prospects.

Our operations are subject to the cyclical nature of our customers’ businesses, and we may not be able to mitigate that risk.

The substantial majority of our sales are to customers in industries that have historically been cyclical, such as glassmaking, building products, foundry and oil and natural gas recovery. These industries were adversely affected by the uncertain global economic climate in the second half of 2008 and in 2009. During periods of economic slowdown, our customers often reduce their production rates and also reduce capital expenditures and defer or cancel pending projects. Such developments occur even among customers that are not experiencing financial difficulties.

Demand in many of the end markets for commercial silica is driven by the construction and automotive industries. For example, the flat glass market depends on the automotive and commercial and residential construction and remodeling markets. The market for commercial silica used to manufacture building products is driven primarily by demand in the construction markets. The demand for foundry silica depends on the rate of automobile, light truck and heavy equipment production as well as construction. In the automotive industry, North American car and truck production was up 11% in 2011, but remains well below pre-recession levels. Housing starts in 2011 were approximately 609,000 units, a 4% improvement over 2010 but still only a fraction of the peak rate of 2.1 million units in 2005. The demand for frac sand is driven by demand for oil and natural gas. In periods of lower economic productivity or recession, oil and natural gas prices tend to decrease, as they did during late 2008 and portions of 2009, which, in turn, causes exploration and production companies to reduce their exploration, development, production and well completion activities. The reduced level of such activities could result in a corresponding decline in the demand for frac sand. In addition, given that silica transportation represents one of our customers’ largest costs, if, in response to economic pressures, our customers choose to move their production offshore, the increased logistics costs could reduce demand for our products. Continued weakness in the industries we serve has had, and may in the future have, an adverse effect on sales of our products and our results of operations. A continued or renewed economic downturn in one or more of the industries or geographic regions that we serve, or in the worldwide economy, could cause actual results of operations to differ materially from historical and expected results.

Our operations are subject to operating risks that are often beyond our control and could adversely affect production levels and costs, and such risks may not be covered by insurance.

Our mining, processing and production facilities are subject to risks normally encountered in the commercial silica industry. These risks include:

•	changes in the price and availability of transportation;

•	changes in the price and availability of natural gas or electricity;

•	unusual or unexpected geological formations or pressures;

•	cave-ins, pit wall failures or rock falls;

•	unanticipated ground, grade or water conditions;

•	inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change;

•	environmental hazards;

•	industrial accidents;

•	changes in laws and regulations (or the interpretation thereof) related to the mining and hydraulic fracturing industries, silica dust exposure or the environment;

•	inability to acquire or maintain necessary permits or mining or water rights;

•	restrictions on blasting operations;

•	inability to obtain necessary production equipment or replacement parts;

•	reduction in the amount of water available for processing;

•	technical difficulties or failures;

•	labor disputes;

•	late delivery of supplies;

•	fires, explosions or other accidents; and

•	facility shutdowns in response to environmental regulatory actions.

Any of these risks could result in damage to, or destruction of, our mining properties or production facilities, personal injury, environmental damage, delays in mining or processing, losses or possible legal liability. Any prolonged downtime or shutdowns at our mining properties or production facilities could have a material adverse effect on us.

Not all of these risks are reasonably insurable, and our insurance coverage contains limits, deductibles, exclusions and endorsements. Our insurance coverage may not be sufficient to meet our needs in the event of loss and any such loss may have a material adverse effect on us.

A significant portion of our sales is generated at two of our plants. Any adverse developments at either of those plants or in the end markets those plants serve could have a material adverse effect on our financial condition and results of operations.

A significant portion of our sales are generated at our plants located in Ottawa, Illinois and Mill Creek, Oklahoma. In 2011, these plants represented a combined 52% of our product sales. Any adverse development at either of these plants or in the end markets these plants serve, including adverse developments due to catastrophic events or weather, decreased demand for commercial silica products, a decrease in the availability of transportation services or adverse developments affecting our customers, could have a material adverse effect on our financial condition and results of operations.

Our business and financial performance depend on the level of activity in the natural gas and oil industries.

Our operations that produce frac sand are materially dependent on the levels of activity in natural gas and oil exploration, development and production. More specifically, the demand for the frac sand we produce is closely related to the number of natural gas and oil wells completed in geological formations where sand-based proppants are used in fracture treatments. These activity levels are affected by both short- and long-term trends in natural gas and oil prices. In recent years, natural gas and oil prices and, therefore, the level of exploration, development and production activity, have experienced significant fluctuations. Worldwide economic, political and military events, including war, terrorist activity, events in the Middle East and initiatives by the Organization of the Petroleum Exporting Countries (“OPEC”), have contributed, and are likely to continue to contribute, to price volatility. Additionally, warmer than normal winters in North America and other weather patterns may adversely impact the short-term demand for natural gas and, therefore, demand for our products. Reduction in demand for natural gas to generate electricity could also adversely impact the demand for frac sand. Natural gas and oil prices experienced a decline in the second half of 2008 and during portions of 2009, and natural gas prices continued to be low in 2011. A prolonged reduction in natural gas and oil prices would generally depress the level of natural gas and oil exploration, development, production and well completion activity and result in a corresponding decline in the demand for the frac sand we produce. Such a decline could have a material adverse effect on our results of operations and financial condition. In addition, any future decreases in the rate at which oil and natural gas reserves are discovered or developed, whether due to increased governmental regulation, limitations on exploration and drilling activity or other factors, could have a material adverse effect on our business, even in a stronger natural gas and oil price environment.

We may be adversely affected by decreased demand for frac sand or the development of either effective alternative proppants or new processes to replace hydraulic fracturing.

Frac sand is a proppant used in the completion and re-completion of natural gas and oil wells through the process of hydraulic fracturing. Frac sand is the most commonly used proppant and is less expensive than ceramic proppant, which is also used in the hydraulic fracturing process to stimulate and maintain oil and natural gas production. A significant shift in demand from frac sand to other proppants, such as ceramic proppants, could have a material adverse effect on our financial condition and results of operations. The development and use of other effective alternative proppants or the development of new processes to replace hydraulic fracturing altogether, could also cause a decline in demand for the frac sand we produce and could have a material adverse effect on our financial condition and results of operations.

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing and the potential for related regulatory action or litigation could result in increased costs and additional operating restrictions or delays for our customers, which could negatively impact our business, financial condition and results of operations.

A significant portion of our business supplies frac sand to hydraulic fracturing operators in the oil and natural gas industry. Increased regulation of hydraulic fracturing may adversely impact our business, financial condition and results of operations.

The federal Safe Drinking Water Act (the “SDWA”) regulates the underground injection of substances through the Underground Injection Control Program (the “UIC Program”). Hydraulic fracturing generally is exempt from federal regulation under the UIC Program, and the hydraulic fracturing process is typically regulated by state or local governmental authorities. Although we do not directly engage in hydraulic fracturing activities, our customers purchase our frac sand for use in their hydraulic fracturing operations. The U.S. Environmental Protection Agency (“EPA”) has recently taken the position that hydraulic fracturing with fluids containing diesel fuel is subject to regulation under the UIC Program, specifically as “Class II” UIC wells. At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, a committee of the U.S. House of Representatives (the “House”) is conducting an investigation of hydraulic fracturing practices and a subcommittee of the Secretary of Energy Advisory Board (the “SEAB”) of the U.S. Department of Energy was tasked with recommending steps to improve the safety and environmental performance of hydraulic fracturing. As part of these studies, the EPA, the House committee and the SEAB subcommittee requested that certain companies provide them with information concerning the chemicals used in the hydraulic fracturing process. These studies, depending on their results, could spur initiatives to regulate hydraulic fracturing under the SDWA or otherwise. The SEAB subcommittee issued a preliminary report in August 2011 and a final report in November 2011 recommending, among other things, measures to improve and protect air and water quality, improvements in communication among state and federal regulators, elimination of diesel fuel in shale gas production, disclosure of fracturing fluid composition and the creation of a publicly accessible database organizing all publicly disclosed information with respect to hydraulic fracturing operations. Legislation is currently before Congress to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. If this or similar legislation becomes law, the legislation could establish an additional level of regulation that may lead to additional permitting requirements or other operating restrictions, making it more difficult to complete natural gas wells in shale formations. This could increase our customers’ costs of compliance and doing business or otherwise adversely affect the hydraulic fracturing services they perform, which may negatively impact demand for our frac sand products.

In addition, the federal Bureau of Land Management (the “BLM”) and various state, local and foreign governments have implemented, or are considering, increased regulatory oversight of hydraulic fracturing through additional permitting requirements, operational restrictions, disclosure requirements and temporary or permanent bans on hydraulic fracturing in certain areas such as environmentally sensitive watersheds. For example, the BLM has proposed regulations requiring disclosure of chemicals used in the hydraulic fracturing process both before and after any drilling on federal public land, and Wyoming, Colorado, Arkansas, Texas and Pennsylvania have imposed disclosure requirements on hydraulic fracturing operators. The availability of information regarding the constituents of hydraulic fracturing fluids could make it easier for third parties opposing the hydraulic fracturing process to initiate individual or class action legal proceedings based on allegations that specific chemicals used in the hydraulic fracturing process could adversely affect groundwater and drinking water supplies or otherwise cause harm to human health or the environment. Moreover, disclosure to third parties or to the public, even if inadvertent, of our customers’ proprietary chemical formulas could diminish the value of those formulas and result in competitive harm to our customers, which could indirectly impact our business, financial condition and results of operations.

The adoption of new laws or regulations at the federal, state, local or foreign levels imposing reporting obligations on, or otherwise limiting or delaying, the hydraulic fracturing process could make it more difficult to complete natural gas wells in shale formations, increase our customers’ costs of compliance and doing business and otherwise adversely affect the hydraulic fracturing services they perform, which could negatively impact demand for our frac sand products. In addition, heightened political, regulatory and public scrutiny of hydraulic fracturing practices could potentially expose us or our customers to increased legal and regulatory proceedings, and any such proceedings could be time- consuming, costly or result in substantial legal liability or significant reputational harm. Any such developments could have a material adverse effect on our business, financial condition and results of operations, whether directly or indirectly. For example, we could be directly affected by adverse litigation involving us, or indirectly affected if the cost of compliance limits the ability of our customers to operate in the geographic areas we serve.

Our operations are dependent on our rights and ability to mine our properties and on our having renewed or received the required permits and approvals from governmental authorities and other third parties.

We hold numerous governmental, environmental, mining and other permits, water rights and approvals authorizing operations at each of our facilities. A decision by a governmental agency or other third party to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations at the affected facility. Expansion of our existing operations is also predicated on securing the necessary environmental or other permits, water rights or approvals, which we may not receive in a timely manner or at all. In addition, our facilities are located near existing and proposed third-party industrial operations that could affect our ability to fully extract, or the manner in which we extract, the mineral deposits to which we have mining rights.

Title to, and the area of, mineral properties and water rights may also be disputed. Mineral properties sometimes contain claims or transfer histories that examiners cannot verify. A successful claim that we do not have title to one or more of our properties or lack appropriate water rights could cause us to lose any rights to explore, develop and extract any minerals on that property, without compensation for our prior expenditures relating to such property. Our business may suffer a material adverse effect in the event one or more of our properties are determined to have title deficiencies.

In some instances, we have received access rights or easements from third parties, which allow for a more efficient operation than would exist without the access or easement. A third party could take action to suspend the access or easement, and any such action could be materially adverse to our results of operations or financial condition.

We may not be able to successfully implement our capacity expansion plans within our current timetable, the actual costs of the capacity expansion may exceed our current estimated costs and we may not be able to secure offtake agreements for the incremental production capacity. In addition, actual operating costs once we have completed the capacity expansion may be higher than anticipated.

We are currently in the initial stages of constructing a new facility to produce resin-coated sand, a higher crush-strength alternative to traditional frac sand, in Rochelle, Illinois, that will be designed to coat up to 400 million pounds annually. This project is scheduled for completion and start-up in 2013.

In December 2011, we acquired land in Sparta, Wisconsin, for which we are currently designing and engineering a production facility that will provide additional frac sand production capacity. Our board of directors has approved $10.0 million in spending for initial site development, engineering and the procurement of certain equipment and materials that have long lead times. However, we are currently in the engineering and design phase of the facility and the ultimate production capacity and process flow are yet to be finalized.

Under our current business plan, we expect to fund our expansion plan through a combination of cash on our balance sheet, cash generated from our operations and the proceeds of our recent offering of common stock. If the assumptions on which we based our estimated capital expenditures change or are inaccurate, we may require additional funding. Such funding may not be available on terms acceptable to us, or at all. Moreover, actual operating costs once we have completed the capacity expansion may be higher than initially anticipated. We also have not secured off-take commitments for the incremental production from our capacity expansion plans, and we may not be able to secure such commitments. Furthermore, substantial investments in transportation infrastructure will be required to effectively execute the capacity expansion, and we may not be successful in expanding our logistical capabilities to accommodate the additional production capacity.

Any failure to successfully implement our capacity expansion plans due to an inability to obtain necessary permits, insufficient funding, delays, unanticipated costs or other factors, or failure to realize the anticipated benefits of our capacity expansion plans, including securing off-take commitments for the incremental production, could have a material adverse effect on our business, financial condition and results of operations.

Our future performance will depend on our ability to succeed in competitive markets, and on our ability to appropriately react to potential fluctuations in demand for and supply of for our products.

We operate in a highly competitive market that is characterized by a small number of large, national producers and a larger number of small, regional or local producers. Competition in the industry is based on price, consistency and quality of product, site location, distribution capability, customer service, reliability of supply, breadth of product offering and technical support. As transportation costs are a significant portion of the total cost to customers of commercial silica—in many instances transportation costs can represent more than 50% of delivered cost—the commercial silica market is typically local, and competition from beyond the local area is limited. Notable exceptions to this are the frac sand and fillers and extenders markets, where certain product characteristics are not available in all deposits and not all plants have the requisite processing capabilities, necessitating that some products be shipped for extended distances.

We compete with large, national producers such as Unimin Corporation, Fairmount Minerals, Ltd., Badger Mining Corporation and Carmeuse Industrial Sands. Our larger competitors may have greater financial and other resources than we do, may develop technology superior to ours or may have production facilities that are located closer to key customers than ours.

Because the markets for our products are typically local, we also compete with smaller, regional or local producers. For instance, in recent years there has been an increase in the number of small producers servicing the frac sand market due to an increased demand for hydraulic fracturing services. Should the demand for hydraulic fracturing services decrease, prices in the frac sand market could materially decrease as smaller, regional producers exit the market, selling frac sand at below market prices. In addition, oil and natural gas exploration and production companies and other providers of hydraulic fracturing services could acquire their own frac sand reserves, expand their existing frac sand production capacity or otherwise fulfill their own proppant requirements and existing or new frac sand producers could add to or expand their frac sand production capacity, which would negatively impact demand for our frac sand products. We may not be able to compete successfully against either our larger or smaller competitors in the future, and competition could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

A large portion of our sales is generated by our top ten customers, and the loss of, or a significant reduction in, purchases by our largest customers could adversely affect our operations.

During 2011, our top ten customers represented 44% of our sales from continuing operations, with no single customer accounting for more than 8%. During 2011, we had long-term, competitively-bid supply agreements with three of our top ten customers in the oil and gas proppants end market, including our top customer, that have initial terms expiring between 2014 and 2016. During the fourth quarter of 2011, we signed six additional take-or-pay supply agreements with other customers in the oil and gas proppants end market that became effective January 1, 2012. The terms of these new agreements range from 12 to 36 months. These customers may not continue to purchase the same levels of our commercial silica products in the future due to a variety of reasons, contract requirements notwithstanding. For example, some of our top customers could go out of business or, alternatively, be acquired by other companies that purchase the same products and services provided by us from other third-party providers. Our customers could also seek to capture and develop their own sources of commercial silica. If any of our major customers substantially reduces or altogether ceases purchasing our commercial silica products, we could suffer a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

In addition, the long-term supply agreements we have may negatively impact our results of operations. Certain of our long-term agreements are for sales at fixed prices that are adjusted only for certain cost increases. As a result, in periods with increasing prices, such as the period we are currently experiencing, our sales will grow at a slower rate than industry spot prices.

Increasing costs or a lack of dependability or availability of transportation services or infrastructure could have an adverse effect on our ability to deliver products at competitive prices.

Because of the relatively low cost of producing commercial silica, transportation and handling costs tend to be a significant component of the total delivered cost of sales. The high relative cost of transportation tends to favor manufacturers located in close proximity to the customer. In addition, as we continue to expand our commercial silica production, we will need increased transportation services, including rail cars. We contract with truck, rail and barge services to move commercial silica from our production facilities to distribution outlets and our customers, and increased costs under these contracts could adversely affect our results of operations if we are unable to pass these costs on to our customers. In addition, we bear the risk of non-delivery under our customer contracts. In certain instances we commit to deliver products to our customers prior to production, under penalty of nonperformance. Labor disputes, derailments, adverse weather conditions or other environmental events, an increasingly tight railcar leasing market and changes to rail freight systems could interrupt or limit available transportation services. A significant increase in transportation service rates, a reduction in the dependability or availability of transportation services or relocation of our customers’ businesses to areas farther from our plants could impair our ability to deliver our products economically to our customers and to expand our markets.

Our production process consumes large amounts of natural gas and electricity. An increase in the price or a significant interruption in the supply of these or any other energy sources could have a material adverse effect on our financial condition or results of operations.

Energy costs, primarily natural gas and electricity, represented approximately 8% of our total sales in 2011. Natural gas is the primary fuel source used for drying in the commercial silica production process and, as such, our profitability is impacted by the price and availability of natural gas we purchase from third parties. The price and supply of natural gas are unpredictable and can fluctuate significantly based on international, political and economic circumstances, as well as other events outside our control, such as changes in supply and demand due to weather conditions, actions by OPEC and other oil and natural gas producers, regional production patterns and environmental concerns. In addition, potential climate change regulations or carbon or emissions taxes could result in higher production costs for energy, which may be passed on to us in whole or in part. In the past, the price of natural gas has been extremely volatile, and we expect this volatility to continue. For example, during the year ended December 31, 2011, the monthly closing price of natural gas on the New York Mercantile Exchange ranged from a high of $4.37 per million British Thermal Units (“BTUs”) to a low of $3.36 per million BTUs. In order to manage this risk, we may hedge natural gas prices through the use of derivative financial instruments, such as forwards, swaps and futures. However, these measures carry risk (including nonperformance by counterparties) and do not in any event entirely eliminate the risk of decreased margins as a result of natural gas price increases. A significant increase in the price of energy that is not recovered through an increase in the price of our products or covered through our hedging arrangements or an extended interruption in the supply of natural gas or electricity to our production facilities could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

Increases in the price of diesel fuel may adversely affect our results of operations.

Diesel fuel costs generally fluctuate with increasing and decreasing world crude oil prices, and accordingly are subject to political, economic and market factors that are outside of our control. Our operations are dependent on earthmoving equipment, railcars and tractor trailers, and diesel fuel costs are a significant component of the operating expense of these vehicles. We use earthmoving equipment in our mining operations, and we ship the vast majority of our products by either railcar or tractor trailer. To the extent that we perform these services with equipment that we own, we are responsible for buying and supplying the diesel fuel needed to operate these vehicles. To the extent that these services are provided by independent contractors, we may be subject to fuel surcharges that attempt to recoup increased diesel fuel expenses. To the extent we are unable to pass along increased diesel fuel costs to our customers, our results of operations could be adversely affected.

Diminished access to water may adversely affect our operations.

The mining and processing activities in which we engage at a number of our facilities require significant amounts of water, and some of our facilities are located in areas that are water-constrained. We have obtained water rights that we currently use to service the activities on our various properties, and we plan to obtain all required water rights to service other properties we may develop or acquire in the future. However, the amount of water that we are entitled to use pursuant to our water rights must be determined by the appropriate regulatory authorities in the jurisdictions in which we operate. Such regulatory authorities may amend the regulations regarding such water rights, increase the cost of maintaining such water rights or eliminate our current water rights, and we may be unable to retain all or a portion of such water rights. For instance, there are proposed regulations reducing water rights per acre for the aquifer accessed by our Mill Creek, Oklahoma facility. These new regulations, which could also affect local municipalities and other industrial operations, could have a material adverse effect on our operating costs and effectiveness if implemented. Such changes in laws, regulations or government policy and related interpretations pertaining to water rights may alter the environment in which we do business, which may negatively affect our financial condition and results of operations.

Title to, and the area of, water rights may also be disputed, including by Native American tribes asserting historical water rights. A successful claim that we lack appropriate water rights on one or more of our properties could cause us to lose any rights to explore, develop and operate mines on that property. Any decrease or disruption in our water rights or available water supply as a result of any of the above factors may adversely affect our operations.

The manufacture of resin-coated sand will be a new process for us, and failure to effectively integrate this new process with our existing processes could have a material adverse effect on our financial condition and results of operations.

We are currently constructing a resin-coating facility in Rochelle, Illinois that will produce resin-coated sand, which is a higher-strength alternative to traditional frac sand and involves a manufacturing process with which we are relatively inexperienced. Commercialization of resin-coated sand involves capital expenditures, which we have begun to incur, and new operational requirements. If we are unable to secure adequate, cost-effective supply commitments for the raw materials associated with resin-coated sand or if we are unable to successfully and efficiently construct the needed additional manufacturing capacity and infrastructure to produce resin-coated sand, our ability to sell this product to the marketplace may be adversely impacted. In addition, there are attendant risks of market acceptance and product performance that could result in less demand than anticipated and our having excess capacity. A lack of sales of resin-coated sand could have a material adverse effect on our financial condition and results of operations.

If we cannot successfully complete acquisitions or integrate acquired businesses, our growth may be limited and our financial condition may be adversely affected.

Our business strategy includes supplementing internal growth by pursuing acquisitions of complementary businesses. Any acquisition involves potential risks, including, among other things:

•	the validity of our assumptions about mineral reserves, future production, sales, capital expenditures, operating expenses and costs, including synergies;

•	an inability to successfully integrate the businesses we acquire;

•	the use of a significant portion of our available cash or borrowing capacity to finance acquisitions and the subsequent decrease in our liquidity;

•	a significant increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions;

•	the assumption of unknown liabilities, losses or costs for which we are not indemnified or for which our indemnity is inadequate;

•	the diversion of management’s attention from other business concerns;

•	an inability to hire, train or retain qualified personnel both to manage and to operate our growing business and assets;

•	the incurrence of other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges;

•	unforeseen difficulties encountered in operating in new geographic areas;

•	customer or key employee losses at the acquired businesses; and

•

the accuracy of data obtained from production reports and engineering studies, geophysical and geological analyses and other information used when deciding to acquire a property, the results of which are often inconclusive and subject to various interpretations.

If we cannot successfully complete acquisitions or integrate acquired businesses, our growth may be limited and our financial condition may be adversely affected.

We will be required to make substantial capital expenditures to maintain, develop and increase our asset base. The inability to obtain needed capital or financing on satisfactory terms, or at all, could have an adverse effect on our growth and profitability.

Although we currently use a significant amount of our cash reserves and cash generated from our operations to fund the maintenance and development of our existing mineral reserves and our acquisitions of new mineral reserves, we may depend on the availability of credit to fund future capital expenditures. Our ability to obtain bank financing or to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering, the covenants contained in our existing credit facilities or future debt agreements, adverse market conditions or other contingencies and uncertainties that are beyond our control. Our failure to obtain the funds necessary to maintain, develop and increase our asset base could adversely impact our growth and profitability.

Even if we are able to obtain financing or access the capital markets, incurring additional debt may significantly increase our interest expense and financial leverage, and our level of indebtedness could restrict our ability to fund future development and acquisition activities. In addition, the issuance of additional common stock in an equity offering may result in significant stockholder dilution.

Our substantial indebtedness and pension obligations could adversely affect our financial flexibility and our competitive position.

We have, and we will continue to have, a significant amount of indebtedness. As of December 31, 2011, we had $261.8 million of outstanding indebtedness. Under our ABL facility, as of December 31, 2011, we had no outstanding borrowings, $9.8 million of outstanding letters of credit, $1.2 million reserved against derivative agreements and $24.0 million of borrowing availability. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. We also have, and will continue to have, significant pension obligations. As of December 31, 2011, our unfunded pension obligations totaled $25.5 million. Our substantial indebtedness and pension obligations could have other important consequences to you and significant effects on our business. For example, they could:

•	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;

•

require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness and pension obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from exploiting business opportunities;

•	make it more difficult to satisfy our financial obligations, including payments on our indebtedness;

•	place us at a disadvantage compared to our competitors that have less debt and pension obligations; and

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes.

Our credit facilities contain certain restrictions and financial covenants that may restrict our business and financing activities.

Our existing credit facilities contain, and any future financing agreements that we may enter into will likely contain, operating and financial restrictions and covenants that may restrict our ability to finance future operations or capital needs or to engage in, expand or pursue our business activities.

Our ability to comply with these restrictions and covenants is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in our credit facilities, a significant portion of our indebtedness may become immediately due and payable and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our credit facilities are secured by substantially all of our assets, and if we are unable to repay our indebtedness under our credit facilities, the lenders could seek to foreclose on our assets. Our ABL Facility limits the amounts we can borrow to a borrowing base amount. Outstanding borrowings in excess of the borrowing base are required to be repaid immediately upon demand by the lender.

We may incur substantial debt in the future to enable us to maintain or increase our production levels and to otherwise pursue our business plan. This debt may impair our ability to operate our business.

Our business plan requires a significant amount of capital expenditures to maintain and grow our production levels. If commercial silica prices were to decline for an extended period of time, if the costs of our acquisition and development operations were to increase substantially or if other events were to occur which reduced our sales or increased our costs, we may be required to borrow significant amounts in the future to enable us to finance the expenditures necessary to replace the reserves we produce. The cost of the borrowings and our obligations to repay the borrowings could have important consequences to us, including:

•

our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms, or at all;

•

covenants contained in our existing and future credit and debt arrangements will require us to meet financial tests that may affect our flexibility in planning for, and reacting to, changes in our business, including possible acquisition opportunities;

•

we will need a substantial portion of our cash flow to make principal and interest payments on our indebtedness and to improve the funded status of our defined benefit pension plan, reducing the funds that would otherwise be available for operations and future business opportunities; and

•	our debt level will make us more vulnerable than our less leveraged competitors to competitive pressures or a downturn in our business or the economy generally.

Our ability to service our indebtedness will depend on, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing or delaying business activities, acquisitions, investments and/or capital expenditures; selling assets; restructuring or refinancing our indebtedness; or seeking additional equity capital or bankruptcy protection. We may not be able to effect any of these remedies on satisfactory terms or at all.

Inaccuracies in our estimates of mineral reserves and resource deposits could result in lower than expected sales and higher than expected costs.

We base our mineral reserve and resource estimates on engineering, economic and geological data assembled and analyzed by our engineers and geologists, which are reviewed by outside firms. However, commercial silica reserve estimates are necessarily imprecise and depend to some extent on statistical inferences drawn from available drilling data, which may prove unreliable. There are numerous uncertainties inherent in estimating quantities and qualities of commercial silica reserves and non-reserve commercial silica deposits and costs to mine recoverable reserves, including many factors beyond our control. Estimates of economically recoverable commercial silica reserves necessarily depend on a number of factors and assumptions, all of which may vary considerably from actual results, such as:

•	geological and mining conditions and/or effects from prior mining that may not be fully identified by available data or that may differ from experience;

•	assumptions concerning future prices of commercial silica products, operating costs, mining technology improvements, development costs and reclamation costs; and

•	assumptions concerning future effects of regulation, including the issuance of required permits and taxes by governmental agencies.

Any inaccuracy in our estimates related to our mineral reserves and non-reserve mineral deposits could result in lower than expected sales and higher than expected costs.

A shortage of skilled labor together with rising labor costs in the mining industry may further increase operating costs, which could adversely affect our results of operations.

Efficient mining using modern techniques and equipment requires skilled laborers, preferably with several years of experience and proficiency in multiple mining tasks, including processing of mined minerals. If the shortage of experienced labor continues or worsens or if we are unable to train the necessary number of skilled laborers, there could be an adverse impact on our labor productivity and costs and our ability to expand production.

As a result of current market conditions and the high demand for skilled labor in certain regions in which we operate, we are experiencing a record level of labor costs, and we expect the cost of labor to increase in the future. If the prices for our products decrease in the future, labor costs may not be commensurately reduced.

Our business may suffer if we lose, or are unable to attract and retain, key personnel.

We depend to a large extent on the services of our senior management team and other key personnel, and we are seeking to hire several key management personnel in the near term. Members of our senior management and other key employees have extensive experience and expertise in evaluating and analyzing industrial mineral properties, maximizing production from such properties, marketing industrial mineral production and developing and executing financing and hedging strategies. Competition for management and key personnel is intense, and the pool of qualified candidates is limited. The loss of any of these individuals or the failure to attract additional personnel, as needed, could have a material adverse effect on our operations and could lead to higher labor costs or the use of less-qualified personnel. In addition, if any of our executives or other key employees were to join a competitor or form a competing company, we could lose customers, suppliers, know-how and key personnel. We do not maintain key-man life insurance with respect to any of our employees. Our success will be dependent on our ability to continue to attract, employ and retain highly skilled personnel.

Our profitability could be negatively affected if we fail to maintain satisfactory labor relations.

As of December 31, 2011, various labor unions represented approximately 56% of our employees. If we are unable to renegotiate acceptable collective bargaining agreements with these labor unions in the future, we could experience, among other things, strikes, work stoppages or other slowdowns by our workers and increased operating costs as a result of higher wages, health care costs or benefits paid to our employees. An inability to maintain good relations with our workforce could cause a material adverse effect on our business and results of operations.

We rely upon trade secrets and contractual restrictions, and not patents, to protect our proprietary rights. Failure to protect our intellectual property rights may undermine our competitive position, and protecting our rights or defending against third-party allegations of infringement may be costly.

Our commercial success depends on our proprietary information and technologies, know-how and other intellectual property. Because of the technical nature of our business, we rely on trade secrets, trademarks and contractual restrictions to protect our intellectual property rights and currently do not hold any patents related to our business. The measures we take to protect our trade secrets and other intellectual property rights may be insufficient. Failure to protect, monitor and control the use of our existing intellectual property rights could cause us to lose our competitive advantage and incur significant expenses. It is possible that our competitors or others could independently develop the same or similar technologies or otherwise obtain access to our unpatented technologies. In such case, our trade secrets would not prevent third parties from competing with us. As a result, our results of operations may be adversely affected. Furthermore, third parties or employees may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could also harm our business and results of operations. Policing unauthorized use of intellectual property rights can be difficult and expensive, and adequate remedies may not be available.

In addition, third parties may claim that our products infringe or otherwise violate their patents or other proprietary rights and seek corresponding damages or injunctive relief. Defending ourselves against such claims, with or without merit, could be time-consuming and result in costly litigation. An adverse outcome in any such litigation could subject us to significant liability to third parties (potentially including treble damages) or temporary or permanent injunctions prohibiting the manufacture or sale of our products, the use of our technologies or the conduct of our business. Any adverse outcome could also require us to seek licenses from third parties (which may not be available on acceptable terms, or at all) or to make substantial one-time or ongoing royalty payments. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our products until resolution of such litigation. In addition, we may not have insurance coverage in connection with such litigation and may have to bear all costs arising from any such litigation to the extent we are unable to recover them from other parties. Any of these outcomes could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

We may have to utilize significant cash to meet our unfunded pension obligations and post-retirement health care liabilities and these obligations are subject to increase.

Many of our employees participate in our defined benefit pension plans. In 2011, we made payments totaling $11.0 million toward reducing the unfunded liability of our defined benefit pension plans. Declines in interest rates or the market values of the securities held by the plans, or other adverse changes, could materially increase the underfunded status of our plans and affect the level and timing of required cash contributions. To the extent we use cash to reduce these unfunded liabilities, the amount of cash available for our working capital needs would be reduced. In addition, under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Pension Benefit Guaranty Corporation (“PBGC”) has the authority to institute proceedings to terminate a pension plan if (1) the plan has not met the minimum funding requirements, (2) the plan cannot pay current benefits when due, (3) a lump sum payment has been made to a participant who is a substantial owner of the sponsoring company (and certain other technical conditions exist) or (4) the loss to the PBGC is reasonably expected to increase unreasonably over time if the plan is not terminated. In the event our tax-qualified pension plans are terminated by the PBGC, we could be liable to the PBGC for the underfunded amount, which could trigger default provisions in our credit facilities. As of December 31, 2011, our pension obligation was $100.1 million (with plan assets of $74.6 million). The amount of cash ultimately required to fund these obligations will vary based on a number of factors including future return on assets, mortality rates and other such actuarial assumptions. Based on current assumptions, we expect to pay $5.3 million in the year 2012, a total of $10.3 million for the two-year period from 2013 through 2014, a total of $5.3 million for the two-year period from 2015 through 2016 and a total of $0.6 million thereafter.

We also have a post-retirement health and life insurance plan for many of our employees. The post-retirement benefit plan is unfunded. We derive post-retirement benefit expense from an actuarial calculation based on the provisions of the plan and a number of assumptions provided by us including information about employee demographics, retirement age, future health care costs, turnover, mortality, discount rate, amount and timing of claims and a health care inflation trend rate. Our post-retirement healthcare obligations were $26.5 million as of December 31, 2011. Based on current assumptions, we expect to pay $1.4 million in the year 2012, a total of $3.1 million for the two-year period from 2013 through 2014, a total of $3.3 million for the two-year period from 2015 through 2016 and a total of $9.4 million thereafter. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations.”

Failure to maintain effective quality control systems at our mining, processing and production facilities could have a material adverse effect on our business and operations.

The performance, quality and safety of our products are critical to the success of our business. These factors depend significantly on the effectiveness of our quality control systems, which, in turn, depends on a number of factors, including the design of our quality control systems, our quality-training program and our ability to ensure that our employees adhere to the quality control policies and guidelines. Any significant failure or deterioration of our quality control systems could have a material adverse effect on our business, financial condition, results of operations and reputation.

Seasonal and severe weather conditions could have a material adverse impact on our business.

Our business could be materially adversely affected by weather conditions. Severe weather conditions may affect our customers’ operations, thus reducing their need for our products. Weather conditions may impact our operations, resulting in weather-related damage to our facilities and equipment or an inability to deliver equipment, personnel and products to job sites in accordance with contract schedules. In addition, the EPA has stated that climate change may lead to the increased frequency and severity of extreme weather events. Any such interference with our operations could force us to delay or curtail services and potentially breach our contractual obligations or result in a loss of productivity and an increase in our operating costs.

Our sales and profitability fluctuate on a seasonal basis and are affected by a variety of other factors.

Our sales and profitability are affected by a variety of factors, including actions of competitors, changes in general economic conditions, weather conditions and seasonal periods. As a result, our results of operations fluctuate on a quarterly basis and relative to corresponding periods in prior years, and any of these factors could adversely affect our business and cause our results of operations to decline. For example, we sell more of our products in the second and third quarters in the building products and recreation end markets due to the seasonal rise in construction driven by more favorable weather conditions. We sell fewer of our products in the first and fourth quarters due to reduced construction and recreational activity largely as a result of adverse weather conditions. Any unanticipated decrease in demand for our products during the second and third quarters could have a material adverse effect on our sales and profitability.

We may be subject to interruptions or failures in our information technology systems.

We rely on sophisticated information technology systems and infrastructure to support our business, including process control technology. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures and similar events. The failure of any of our information technology systems may cause disruptions in our operations, which could adversely affect our sales and profitability.

We rely on a different source for our 2010 industry and market data than for the same data in prior years. Neither the 2010 data nor the data prior to 2010 can be verified with certainty, and either the 2010 data or the data prior to 2010 may prove to be inaccurate.

We have relied on the Minerals Yearbook produced by the USGS for our industry and market data for years prior to, and including 2010. While we believe the USGS industry and market data for industrial and other end markets, we continue to experience unprecedented demand for our frac sand products from producers of oil and natural gas in 2010, and based on our experience and results of operations in 2011, 2010 and 2009, we believe that our internal estimates of market demand for 2010, compiled through consultation with independent third parties, more accurately represent 2010 demand for commercial silica than the USGS reported figures within the 2010 USGS Minerals Yearbook. Neither the 2010 data nor the data prior to 2010 can be verified with certainty, and either the 2010 data or the data prior to 2010 may prove to be inaccurate.

In addition, certain of this industry data constitute forward-looking statements. We cannot guarantee the accuracy of such forward-looking statements, and you should be aware that results and events could differ materially and adversely from those contained in these forward-looking statements. See Item 1, “Business—Forward Looking Statements”.

A terrorist attack or armed conflict could harm our business.

Terrorist activities, anti-terrorist efforts and other armed conflicts involving the United States could adversely affect the U.S. and global economies and could prevent us from meeting financial and other obligations. We could experience loss of business, delays or defaults in payments from payors or disruptions of fuel supplies and markets if pipelines, production facilities, processing plants or refineries are direct targets or indirect casualties of an act of terror or war. Such activities could reduce the overall demand for oil and natural gas, which, in turn, could also reduce the demand for our products and services. Terrorist activities and the threat of potential terrorist activities and any resulting economic downturn could adversely affect our results of operations, impair our ability to raise capital or otherwise adversely impact our ability to realize certain business strategies.

If we fail to establish and maintain adequate internal controls over financial reporting, we may not be able to report our financial results in a timely and reliable manner, which could harm our business and impact the value of our common stock.

We depend on our ability to produce accurate and timely financial statements in order to run our business. If we fail to do so, our business could be negatively affected and our independent registered public accounting firm may be unable to attest to the accuracy of our financial statements and effectiveness of our internal controls.

If we fail to maintain effective internal controls in the future, it could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis, which could cause investors to lose confidence in our financial information or cause our stock price to decline.

Risks Related to Environmental, Mining and Other Regulation

We and our customers are subject to extensive environmental and health and safety regulations that impose, and will continue to impose, significant costs and liabilities. In addition, future regulations, or more stringent enforcement of existing regulations, could increase those costs and liabilities, which could adversely affect our results of operations.

We are subject to a variety of federal, state and local regulatory environmental requirements affecting the mining and mineral processing industry, including among others, those relating to employee health and safety, environmental permitting and licensing, air and water emissions, greenhouse gas emissions, water pollution, waste management, remediation of soil and groundwater contamination, land use, reclamation and restoration of properties, hazardous materials and natural resources. These laws, regulations and permits have had, and will continue to have, a significant effect on our business. Some environmental laws impose substantial penalties for noncompliance, and others, such as the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), impose strict, retroactive and joint and several liability for the remediation of releases of hazardous substances. Liability under CERCLA, or similar state and local laws, may be imposed as a result of conduct that was lawful at the time it occurred or for the conduct of, or conditions caused by, prior operators or other third parties. Failure to properly handle, transport, store or dispose of hazardous materials or otherwise conduct our operations in compliance with environmental laws could expose us to liability for governmental penalties, cleanup costs and civil or criminal liability associated with releases of such materials into the environment, damages to property or natural resources and other damages, as well as potentially impair our ability to conduct our operations. In addition, future environmental laws and regulations could restrict our ability to expand our facilities or extract our mineral deposits or could require us to acquire costly equipment or to incur other significant expenses in connection with our business. Future events, including changes in any environmental requirements (or their interpretation or enforcement) and the costs associated with complying with such requirements, could have a material adverse effect on us.

Any failure by us to comply with applicable environmental laws and regulations may cause governmental authorities to take actions that could adversely impact our operations and financial condition, including:

•	issuance of administrative, civil and criminal penalties;

•	denial, modification or revocation of permits or other authorizations;

•	imposition of injunctive obligations or other limitations on our operations, including cessation of operations; and

•	requirements to perform site investigatory, remedial or other corrective actions.

Moreover, environmental requirements, and the interpretation and enforcement thereof, change frequently and have tended to become more stringent over time. For example, greenhouse gas emission regulation is becoming more rigorous. We expect to be required to report annual greenhouse gas emissions from our operations to the EPA, and additional greenhouse gas emission related requirements at the supranational, federal, state, regional and local levels are in various stages of development. The U.S. Congress has considered, and may adopt in the future, various legislative proposals to address climate change, including a nationwide limit on greenhouse gas emissions. In addition, the EPA has issued regulations, including the “Tailoring Rule,” that subject greenhouse gas emissions from certain stationary sources to the Prevention of Significant Deterioration and Title V provisions of the federal Clean Air Act. Any such regulations could require us to modify existing permits or obtain new permits, implement additional pollution control technology, curtail operations or increase significantly our operating costs. Any regulation of greenhouse gas emissions, including, for example, through a cap-and-trade system, technology mandate, emissions tax, reporting requirement or other program, could adversely affect our business, financial condition, reputation, operating performance and product demand.

In addition to environmental regulation, we are subject to laws and regulations relating to human exposure to crystalline silica. Several federal and state regulatory authorities, including the U.S. Mining Safety and Health Administration, may continue to propose changes in their regulations regarding workplace exposure to crystalline silica, such as permissible exposure limits and required controls and personal protective equipment. Both the North American Industrial Mining Association and the National Industrial Sand Association, both of which we are a member, track silicosis-related issues and aim to work with government policymakers in crafting such regulations.

We may not be able to comply with any new laws and regulations that are adopted, and any new laws and regulations could have a material adverse effect on our operating results by requiring us to modify our operations or equipment or shut down some or all of our plants. Additionally, our customers may not be able to comply with any new laws and regulations, and any new laws and regulations could have a material adverse effect on our customers by requiring them to shut down old plants or to relocate plants to locations with less stringent regulations farther away from our facilities. We cannot at this time reasonably estimate our costs of compliance or the timing of any costs associated with any new laws and regulations, or any material adverse effect that any new standards will have on our customers and, consequently, on our operations.

We are subject to various lawsuits relating to the actual or alleged exposure of persons to silica. See “—Risks Related to Our Business—Silica-related health issues and litigation could have a material adverse effect on our business, reputation or results of operations.”

We are subject to the Federal Mine Safety and Health Act of 1977, which imposes stringent health and safety standards on numerous aspects of our operations.

Our operations are subject to the Federal Mine Safety and Health Act of 1977, as amended by the Mine Improvement and New Emergency Response Act of 2006, which imposes stringent health and safety standards on numerous aspects of mineral extraction and processing operations, including the training of personnel, operating procedures, operating equipment and other matters. Our failure to comply with such standards, or changes in such standards or the interpretation or enforcement thereof, could have a material adverse effect on our business and financial condition or otherwise impose significant restrictions on our ability to conduct mineral extraction and processing operations.

Silica-related health issues and litigation could have a material adverse effect on our business, reputation or results of operations.

The inhalation of respirable crystalline silica is associated with the lung disease silicosis. There is recent evidence of an association between crystalline silica exposure or silicosis and lung cancer and a possible association with other diseases, including immune system disorders such as scleroderma. These health risks have been, and may continue to be, a significant issue confronting the commercial silica industry. Concerns over silicosis and other potential adverse health effects, as well as concerns regarding potential liability from the use of silica, may have the effect of discouraging our customers’ use of our silica products. The actual or perceived health risks of mining, processing and handling silica could materially and adversely affect silica producers, including us, through reduced use of silica products, the threat of product liability or employee lawsuits, increased scrutiny by federal, state and local regulatory authorities of us and our customers or reduced financing sources available to the commercial silica industry.

Since at least 1975, we and/or our predecessors have been named as a defendant, usually among many defendants, in numerous products liability lawsuits brought by or on behalf of current or former employees of our customers alleging damages caused by silica exposure. As of December 31, 2011, we were the subject of approximately 105 active silica exposure claims, and, as of March 20, 2012, approximately 3,154 inactive claims. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media and have been filed in the states of Texas, Louisiana and Mississippi, although some cases have been brought in many other jurisdictions over the years.

We currently have certain limited sources of recovery for silica exposure claims to date, including an indemnity for those claims from a successor to our former owner and some insurance coverage. The indemnity covers only claims filed prior to 2005 for alleged exposure to our products only for the period prior to September 12, 1985 and contains other limitations. Existing and potential insurance coverage applies only to occurrences of alleged silica exposure prior to certain dates in 1985 and 1986, respectively. We have no insurance or indemnity for claims relating to silica exposure after these dates. Although the scope of coverage under certain insurance policies is currently being litigated, we believe, based on currently available information, they and the indemnity will remain in force. The silica-related litigation brought against us to date and associated litigation costs, settlements and verdicts have not resulted in a material liability to us to date. However, we continue to have silica exposure claims filed against us, including claims that allege silica exposure for periods not covered by insurance or an indemnity, and the costs, outcome and impact to us of any pending or future claims is not certain. Any such pending or future claims or inadequacies of our indemnity or insurance coverage could have a material adverse effect on our business, reputation, financial condition, results of operations, cash flows and prospects. For further information, see “Business—Legal Proceedings.”

We and our customers are subject to other extensive regulations, including licensing, plant and wildlife protection and reclamation regulation, that impose, and will continue to impose, significant costs and liabilities. In addition, future regulations, or more stringent enforcement of existing regulations, could increase those costs and liabilities, which could adversely affect our results of operations.

In addition to the regulatory matters described above, we and our customers are subject to extensive governmental regulation on matters such as permitting and licensing requirements, plant and wildlife protection, wetlands protection, reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment and the effects that mining and hydraulic fracturing have on groundwater quality and availability. Our future success depends, among other things, on the quantity of our commercial silica and other mineral deposits and our ability to extract these deposits profitably, and our customers being able to operate their businesses as they currently do.

In order to obtain permits and renewals of permits in the future, we may be required to prepare and present data to governmental authorities pertaining to the impact that any proposed exploration or production activities may have on the environment. Certain approval procedures may require preparation of archaeological surveys, endangered species studies and other studies to assess the environmental impact of new sites or the expansion of existing sites. Compliance with these regulatory requirements is expensive and significantly lengthens the time needed to develop a site. Finally, obtaining or renewing required permits is sometimes delayed or prevented due to community opposition and other factors beyond our control. The denial of a permit essential to our operations or the imposition of conditions with which it is not practicable or feasible to comply could impair or prevent our ability to develop or expand a site. Significant opposition to a permit by neighboring property owners, members of the public or other third parties or delay in the environmental review and permitting process also could impair or delay our ability to develop or expand a site. New legal requirements, including those related to the protection of the environment, could be adopted that could materially adversely affect our mining operations (including our ability to extract mineral deposits), our cost structure or our customers’ ability to use our commercial silica products. Such current or future regulations could have a material adverse effect on our business and we may not be able to obtain or renew permits in the future.

Our inability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property could have a material adverse effect on our business, financial condition and results of operations.

We are generally obligated to restore property in accordance with regulatory standards and our approved reclamation plan after it has been mined. We are required under federal, state and local laws to maintain financial assurances, such as surety bonds, to secure such obligations. The inability to acquire, maintain or renew such assurances, as required by federal, state and local laws, could subject us to fines and penalties as well as the revocation of our operating permits. Such inability could result from a variety of factors, including:

•	the lack of availability, higher expense or unreasonable terms of such financial assurances;

•	the ability of current and future financial assurance counterparties to increase required collateral; and

•	the exercise by financial assurance counterparties of any rights to refuse to renew the financial assurance instruments.

Our inability to acquire, maintain or renew necessary financial assurances related to the reclamation and restoration of mining property could have a material adverse effect on our business, financial condition and results of operations.

Mine closures entail substantial costs, and if we close one or more of our mines sooner than anticipated, our results of operations may be adversely affected.

We base our assumptions regarding the life of our mines on detailed studies that we perform from time to time, but our studies and assumptions do not always prove to be accurate. If we close any of our mines sooner than expected, sales will decline unless we are able to increase production at any of our other mines, which may not be possible. The closure of an open pit mine also involves significant fixed closure costs, including accelerated employment legacy costs, severance-related obligations, reclamation and other environmental costs and the costs of terminating long-term obligations, including energy contracts and equipment leases. We accrue for the costs of reclaiming open pits, stockpiles, tailings ponds, roads and other mining support areas over the estimated mining life of our property. If we were to reduce the estimated life of any of our mines, the fixed mine closure costs would be applied to a shorter period of production, which would increase production costs per ton produced and could materially and adversely affect our results of operations and financial condition.

Applicable statutes and regulations require that mining property be reclaimed following a mine closure in accordance with specified standards and an approved reclamation plan. The plan addresses matters such as removal of facilities and equipment, regrading, prevention of erosion and other forms of water pollution, re-vegetation and post-mining land use. We may be required to post a surety bond or other form of financial assurance equal to the cost of reclamation as set forth in the approved reclamation plan. The establishment of the final mine closure reclamation liability is based on permit requirements and requires various estimates and assumptions, principally associated with reclamation costs and production levels. If our accruals for expected reclamation and other costs associated with mine closures for which we will be responsible were later determined to be insufficient, our business, results of operations and financial condition would be adversely affected.

Risks Related to the Ownership of Our Common Stock

Our stock price could be volatile, and you may not be able to resell shares of your common stock at or above the price you paid.

The stock market has and continues to experience extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the underlying businesses. Given that we are a newly public company, these fluctuations may be even more pronounced in the trading market for our stock. In addition, many industries have experienced a period of significant disruption characterized by the bankruptcy, failure, collapse or sale of various companies, which led to increased volatility in securities prices and a significant level of intervention from the U.S. and other governments in securities markets. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance.

In addition to the risks described in this section, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	quarterly variations in our operating results compared to market expectations;

•	announcements of acquisitions of or investments in other businesses and properties or dispositions;

•	changes in preferences of our customers;

•	announcements of new services or products or significant price reductions by us or our competitors;

•	size of the public float;

•	stock price performance of our competitors;

•	fluctuations in stock market prices and volumes;

•	default on our indebtedness or foreclosure on our properties;

•	actions by competitors;

•	changes in our management team or key personnel;

•	changes in financial estimates by securities analysts;

•	negative earnings or other announcements by us or other industrial companies;

•	downgrades in our credit ratings or the credit ratings of our competitors;

•	issuances capital stock; and

•	global economic, legal and regulatory factors unrelated to our performance.

Numerous factors affect our business and cause variations in our operating results and affect our net sales, including overall economic trends, our ability to identify and respond effectively to customer preferences, actions by competitors, pricing, the level of customer service that we provide, changes in product mix or sales channels, our ability to source and distribute products effectively and weather conditions.

Volatility in the market price of our common stock may prevent investors from being able to sell their common stock at or above the price at which you purchased the stock. As a result, you may suffer a loss on your investment.

Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in substantial costs, reduce our profits, divert our management’s attention and resources and harm our business.

An active public market for our common stock may not develop, which could limit your ability to sell your shares of our common stock at an attractive price, or at all.

Prior to our initial public offering on January 31, 2012, there was no public market for our common stock. We cannot predict the extent to which investor interest in our company will lead to the development of an active trading market in our common stock or how liquid that market might become. An active public market for our common stock may not be sustained. If an active public market is not sustained, it may be difficult for you to sell your shares of common stock at a price that is attractive to you, or at all.

We are a “controlled company,” controlled by Golden Gate Capital, whose interests in our business may be different from yours.

As of March 20, 2012, our parent LLC, which is controlled by Golden Gate Capital, owns approximately 41,176,471 shares, or 77.8%, of our outstanding common stock. Accordingly, our parent LLC is able to control virtually all matters requiring stockholder approval, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. Additionally, we have entered into a director designation agreement that provides certain rights to our parent LLC, including with respect to director nominations.

Because of the equity ownership of our parent LLC, we are considered a “controlled company” for purposes of the New York Stock Exchange (“NYSE”) listing requirements. As such, we are exempt from the NYSE corporate governance requirements that our board of directors meet the standard of independence established by those corporate governance requirements and are exempt from the requirements that we have separate compensation and nominating and corporate governance committees made up entirely of directors who meet such independence standards. The NYSE independence standards are intended to ensure that directors who meet the independence standards are free of any conflicting interest that could influence their actions as directors. It is possible that the interests of our parent LLC may in some circumstances conflict with our interests and the interests of our other stockholders, including you.

Future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of substantial amounts of our common stock in the public market or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. As of March 20, 2012, we have 52,941,176 shares of common stock outstanding, of which 11,764,705 shares were held by non-affiliates of the company. These shares of common stock are freely tradable without restriction under the Securities Act, except for any shares of our common stock that may be held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which will be restricted or control shares under the Securities Act. Restricted or control shares may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.

In connection with our initial public offering on January 31, 2012, we, each of our officers and directors and the selling stockholder have agreed, subject to certain exceptions, with the underwriters not to dispose of or hedge any of the shares of common stock or securities convertible into or exchangeable for, or that represent the right to receive, shares of common stock during the period from the initial public offering continuing through the date 180 days after the date of the initial public offering, except with the prior written consent of the representative of the underwriters, Morgan Stanley & Co. LLC. All of our shares of common stock outstanding as of the date of this Annual Report on Form 10-K may be sold in the public market by existing stockholders 180 days after the date of the initial public offering, subject to applicable limitations imposed under federal securities laws.

In the future, we may also issue our securities if we need to raise capital in connection with a capital raise or acquisition. The amount of shares of our common stock issued in connection with a capital raise or acquisition could constitute a material portion of our then outstanding shares of common stock.

Anti-takeover provisions in our charter documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.

Our certificate of incorporation and bylaws will contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors. These provisions, which in some cases do not apply to our parent LLC until it holds less than 35% of our outstanding shares:

•

authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

Our certificate of incorporation also contains a provision that provides us with protections similar to Section 203 of the Delaware General Corporation Law (the “DGCL”), and will prevent us from engaging in a business combination with a person who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock, except for our parent LLC (or its members) and, in certain instances, persons who purchase common stock from our parent LLC (or its members), and unless board or stockholder approval is obtained prior to the acquisition. These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our company, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

Our certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities.

Our certificate of incorporation provides for the allocation of certain corporate opportunities between us and Golden Gate Capital. Under these provisions, neither Golden Gate Capital, its affiliates and subsidiaries, nor any of their officers, directors, agents, stockholders, members or partners will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. For instance, a director of our company who also serves as a director, officer or employee of Golden Gate Capital or any of its subsidiaries or affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by Golden Gate Capital to itself or its subsidiaries or affiliates instead of to us.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our company, the trading price for our stock would be negatively impacted. If we obtain securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

We do not expect to pay any cash dividends for the foreseeable future.

The continued operation and expansion of our business will require substantial funding. Accordingly, we do not anticipate that we will pay any cash dividends on shares of our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on our results of operations and financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. Additionally, we currently have limited restrictions from paying cash dividends by the agreements governing our indebtedness, and we expect these restrictions to continue in the future. Accordingly, realization of a gain on your investment will depend solely on the appreciation of the price of our common stock, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

We incur increased costs as a result of becoming a public company.

As a public company, we incur significant legal, accounting, insurance and other expenses, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with complying with the requirements of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act of 2010, and related rules implemented by the SEC and the NYSE. In particular, we are required to do the following:

•	prepare and distribute periodic public reports and other stockholder communications in compliance with our obligations under the federal securities laws and NYSE rules;

•	create or expand the roles and duties of our board of directors, our board committees and management;

•	institute more comprehensive financial reporting and disclosure compliance functions;

•	hire additional financial and accounting personnel and other experienced accounting and finance staff with the expertise to address the complex accounting matters applicable to public companies;

•	enhance and formalize closing procedures at the end of our accounting periods;

•	enhance our internal audit function;

•	establish an investor relations function;

•	establish new internal policies, such as those relating to disclosure controls and procedures and insider trading; and

•	retain and involve to a greater degree outside counsel and accountants in the activities listed above.

The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty.

These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

We are obligated to develop and maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related rules and regulations and beginning with our Annual Report on Form 10-K for the year ending December 31, 2012, our management will be required to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an attestation report on effectiveness of our internal controls over financial reporting. We do not currently have comprehensive documentation of our internal controls, nor do we document or test our compliance with these controls on a periodic basis in accordance with Section 404. Furthermore, we have not tested our internal controls in accordance with Section 404 and, due to our lack of documentation, such a test would not be possible to perform at this time.

We are currently in the process of reviewing, documenting and testing our internal control over financial reporting. We may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. In addition, in connection with the attestation process by our independent registered public accounting firm, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls, investors could lose confidence in our financial information and our stock price could decline.

In addition, we have incurred and will incur additional incremental costs and expect to devote substantial management effort in order to improve our internal control over financial reporting and comply with Section 404, including increased auditing and legal fees and costs associated with hiring additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. These additional costs will increase our operating expenses and could impact our profitability.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters is located in Frederick, Maryland. In addition, we maintain corporate support centers and sales offices in Chicago, Illinois, Houston, Texas and Shanghai, China.

As of March 20, 2012, we operate 13 production facilities located primarily in the eastern half of the United States, with operations in Alabama, Illinois, Louisiana, Michigan, Missouri, New Jersey, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and West Virginia. We also own two undeveloped sites, one in Arkansas and another in Wisconsin, and are currently in the initial stages of building a new resin-coated sand facility on a site in Illinois which will have the capacity to coat 400 million pounds of sand annually. This facility is scheduled for completion and start-up in 2013.

Additionally, we operate a corporate laboratory located on-site at our Berkeley Springs, West Virginia facility that provides critical technical expertise, analytical testing resources and application development to promote product value and cost savings. The following map shows the locations of our facilities.

We generally own our principal production properties, although some land is leased. Substantially all of our owned assets are pledged as security under our Term Loan Facility; for additional information regarding our indebtedness, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources”. Corporate offices, including sales locations are leased. In general, we consider our facilities, taken as a whole, to be suitable and adequate for our current operations. However, we will continue to invest significant resources to increase production capacity through strategic initiatives, including Greenfield projects such as our acquisition of the land in Sparta, Wisconsin on December 30, 2011, and Brownfield expansion projects such as the potential expansion of capacity at our existing facilities, including our new resin-coating facility that we are currently constructing.

Our Facilities

The following is a detailed description of our 13 production facilities and our currently undeveloped sites in Batesville, Arkansas and Sparta, Wisconsin.

Ottawa, Illinois

Our surface mines in Ottawa use natural gas and electricity to produce whole grain and ground silica through a variety of mining methods, including hard rock mining, mechanical mining and hydraulic mining. The reserves are part of the St. Peter Sandstone deposit that stretches north-south from Minnesota to Missouri and east-west from Illinois to Nebraska and South Dakota. The facility is located approximately 80 miles southwest of Chicago and is accessible by major highways including U.S. Interstate 80.

We acquired the Ottawa facility in 1987 by merger with the Ottawa Silica Company, which had historically used the property to produce whole grain and ground silica for customers in industrial and specialty products end markets. Since acquiring the facility we have renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including washing, hydraulic sizing, grinding, screening and blending. These production techniques allow the Ottawa facility to meet a wide variety of focused specifications on product composition from customers. As such, the Ottawa facility services multiple end markets, such as glass, building products, foundry, fillers and extenders, chemicals and oil and gas proppants. In November 2009, we expanded the frac sand capacity of this facility by 500,000 tons. During the fourth quarter of 2011, we completed a follow-on expansion project that added an additional 900,000 tons of frac sand capacity. Once the product is appropriately processed, it is shipped either in bulk or packaged form by rail by either the CSX Corporation or the BNSF Railway Company (via the Illinois Railway short line), truck or barge through terminals located on the plant site and at a leased site approximately three miles from the plant.

Mill Creek, Oklahoma

Our surface mines in Mill Creek use natural gas and electricity to produce whole grain, ground and fine ground silica through a variety of mining methods, including hard rock and hydraulic mining. The reserves are part of the Oil Creek Formation in south central Oklahoma. The facility is located approximately 100 miles southeast of Oklahoma City and is accessible by major highways including U.S. Interstate 35.

We acquired the Mill Creek facility in 1987 by merger with the Pennsylvania Glass Sand Corporation, which had historically used the property to produce whole grain silica for customers in industrial and specialty products end markets. Since acquiring the facility we have renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including hydraulic sizing, fluid bed drying, grinding and scalping. These production techniques allow the Mill Creek facility to meet a wide variety of focused specifications on product composition from customers. As such, the Mill Creek facility services multiple end markets, such as glass, foundry, fillers and extenders, building products and oil and gas proppants. Once the product is appropriately processed, it is packaged in bulk and shipped either by rail by BNSF Railway Company or by truck.

Pacific, Missouri

Our surface mines at the Pacific facility use natural gas and electricity to produce whole grain, ground and fine ground silica through a variety of mining methods, including hard rock and hydraulic mining. The reserves are part of the St. Peter Sandstone deposit that stretches north-south from Minnesota to Missouri and east-west from Illinois to Nebraska and South Dakota. The facility is located approximately 50 miles southwest of St. Louis and is accessible by major highways including U.S. Interstate 44.

We acquired the Pacific facility in 1987 by merger with the Pennsylvania Glass Sand Corporation, which had historically used the property to produce whole grain silica for customers in industrial and specialty products end markets. Since acquiring the facility we have renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including hydraulic sizing, fluid bed drying, grinding, dry screening, classifying and micro sizing. In August 2010, we expanded this facility’s processing capabilities to include the processing of frac sand. These production techniques allow the Pacific facility to meet a wide variety of focused specifications on product composition from customers. As such, the Pacific facility services multiple end markets, such as glass, foundry, fillers and extenders and oil and gas proppants. Once the product is appropriately processed, it is packaged in bulk and shipped either by rail directly by Union Pacific Corporation and through open switching on the same line by BNSF Railway Company or by truck.

Berkeley Springs, West Virginia

Our surface mines at the Berkeley Springs facility use fuel oil and electricity to produce whole grain, ground and fine ground silica and florisil through hard rock mining. The reserves are part of the Oriskany Sandstone deposit along the Warm Springs Ridge in eastern West Virginia. The facility is located approximately 100 miles northwest of Baltimore and is accessible by major highways including U.S. Interstate 70.

We acquired the Berkeley Springs facility in 1987 by merger with the Pennsylvania Glass Sand Corporation, which had historically used the property to produce whole grain silica for customers in industrial and specialty products end markets. Since acquiring the facility we have renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including primary, secondary and tertiary crushing, grinding, flotation, de-watering, fluid bed drying, mechanical screening and rotary drying processing. These production techniques allow the Berkeley Springs facility to meet a wide variety of focused specifications from customers producing specialty epoxies, resins and polymers, geothermal energy equipment and fiberglass. As such, the Berkeley Springs facility services multiple end markets, such as glass, building products, foundry, chemicals and fillers and extenders. Once the product is appropriately processed, it is packaged in bulk and shipped by rail by the CSX Corporation or truck.

Rockwood, Michigan

Our surface mines at the Rockwood facility use natural gas and electricity to produce whole grain silica. The reserves are part of the Sylvania Formation and are notable for their low iron content, making them particularly valuable to customers producing specialty glass for architectural or alternative energy applications. The facility is located approximately 30 miles southwest of Detroit and is accessible by major highways including U.S. Interstate 75.

We acquired the Rockwood facility in 1987 by merger with the Ottawa Silica Company, which had historically used the property to produce whole grain and ground silica for customers in industrial and specialty products end markets. Since acquiring the facility we have renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including fluid bed drying, dry screening and classifying. These production techniques allow the Rockwood facility to meet a wide variety of focused specifications on product composition from customers. As such, the Rockwood facility services multiple end markets, such as glass, building products, oil and gas proppants and chemicals. During the fourth quarter of 2011, we completed the addition of 250,000 tons of annual frac sand capacity at the Rockwood facility by installing an entirely new processing circuit. Once the product is appropriately processed, it is packaged in bulk and shipped by rail by the Canadian National Railway or truck.

Mapleton Depot, Pennsylvania

Our surface mines in Mapleton Depot use natural gas, fuel oil and electricity to produce whole grain silica through hard rock mining. The reserves are part of the Oriskany Sandstone deposit in central Pennsylvania. The facility is located approximately 40 miles northwest of Harrisburg and is accessible by major highways including U.S. Interstates 99, 80 and 76.

We acquired the Mapleton Depot facility in 1987 by merger with the Pennsylvania Glass Sand Corporation, which had historically used the property to produce whole grain silica for customers in industrial and specialty products end markets. Since acquiring the facility, we have renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including hydraulic sizing, fluid bed drying, scalping and a low iron circuit. These production techniques allow the Mapleton Depot facility to meet a wide variety of focused specifications on product composition from customers. As such, the Mapleton Depot facility services multiple end markets, such as glass, specialty glass, building products and recreation. Once the product is appropriately processed, it is packaged in bulk and shipped either by rail by Norfolk Southern Corporation or by truck.

Kosse, Texas

Our surface mines in Kosse use natural gas and electricity to produce whole grain silica and kaolin clay through scraping mining. The reserves are part of the Simsboro member of the Rockdale Formation in central Texas. The facility is located approximately 90 miles south of Dallas and is accessible by major highways including U.S. Interstates 45 and 35.

We acquired the Kosse facility in 1987 by merger with the Ottawa Silica Company, which had historically used the property to produce whole grain silica and kaolin clay for customers in industrial and specialty products end markets. Since acquiring the facility, we have renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including washing, hydraulic sizing, fluid bed drying, dry screening, centrifuging and spray drying. These production techniques allow the Kosse facility to meet a wide variety of focused specifications on product composition from customers. As such, the Kosse facility services multiple end markets, such as glass, building products, fillers and extenders and recreation. Once the product is appropriately processed, it is packaged in bag or bulk and shipped either by rail by Union Pacific Railroad or by truck.

Mauricetown, New Jersey

Our surface mines near the Mauricetown facility use natural gas, fuel oil and electricity, to produce whole grain silica through dredge mining. The reserves are mined from the Maurice River and are similar to those found in the Cohansey, Bridgeton and Cape May deposits. The facility is located approximately 50 miles south of Philadelphia and is accessible by major highways including U.S. Interstate 295 and state Highway 55.

We acquired the Mauricetown facility in 1999 from Unimin Corporation, which had historically used the property to produce whole grain silica for customers in industrial and specialty products end markets. Since acquiring the facility, we have renovated and upgraded its production capabilities, including the construction of a new wet processing plant, to enable it to produce multiple products through various processing methods, including washing, hydraulic sizing, fluid bed drying, rotary drying and scalping. These production techniques allow the Mauricetown facility to meet a wide variety of focused specifications on product composition from customers. As such, the Mauricetown facility services multiple end markets, such as foundry, filtration, building products and recreation. Once the product is appropriately processed, it is packaged in bags or bulk and shipped either by rail by Winchester & Western Railroad or by truck.

Columbia, South Carolina

Our surface mines in Columbia use natural gas, fuel oil and electricity to produce whole grain, ground and fine ground silica through dune mining. The reserves are part of the Tuscaloosa Formation near central South Carolina. The facility is located approximately 10 miles west of Columbia and is accessible by major highways including U.S. Interstates 26 and 20.

We acquired the Columbia facility in 1987 by merger with the Pennsylvania Glass Sand Corporation, which had historically used the property to produce whole grain silica for customers in industrial and specialty products end markets. Since acquiring the facility, we have renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including hydraulic sizing, fluid bed drying, scalping and grinding. These production techniques allow the Columbia facility to meet a wide variety of focused specifications on product composition from customers. As such, the Columbia facility services multiple end markets, such as glass, building products, fillers and extenders, filtration and oil and gas proppants. Once the product is appropriately processed, it is bagged or shipped in bulk either by rail by Norfolk Southern Corporation or by truck.

Montpelier, Virginia

Our surface mines in Montpelier use natural gas, fuel oil and electricity to produce mineral aplite through hard rock mining. The reserves are part of igneous rock deposits that are unique to this location. The facility is located approximately 20 miles northwest of Richmond and is accessible by major highways including U.S. Interstates 64 and 95.

We acquired the Montpelier facility in 1993 from The Feldspar Company, which had historically used the property to produce mineral aplite for customers in industrial and specialty products end markets. Since acquiring the facility, we have renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including hydraulic crushing and sizing, washing, fluid bed drying and grinding. These production techniques allow the Montpelier facility to meet a wide variety of focused specifications on product composition from customers. As such, the Montpelier facility services multiple end markets, such as glass, building products and recreation. Once the product is appropriately processed, it is packaged in bulk and shipped either by rail by Norfolk Southern Corporation or CSX Corporation or by truck.

Jackson, Tennessee

Our surface mines in Jackson use natural gas and electricity to produce whole grain, ground and fine ground silica through dredge mining. The reserves are part of the Clairborne Formation, which is part of the Gulf Coastal Plain-Upper Mississippi Embayment. The facility is located approximately 75 miles northeast of Memphis and is accessible by major highways including U.S. Interstate 40.

We acquired the Jackson facility in 1997 from Nicks Silica Company, which had historically used the property to produce whole grain and ground silica for customers in industrial and specialty products end markets. Since acquiring the facility, we have renovated and upgraded its production capabilities, turning it into one of our premier grinding facilities and enabling it to produce multiple products through various processing methods, including rotary drying, screening and grinding.

These production techniques allow the Jackson facility to meet a wide variety of focused specifications on product composition from customers. As such, the Jackson facility services multiple end markets, such as fiberglass, building products, ceramics, fillers and extenders and recreation. Once the product is appropriately processed, it is shipped in bulk by truck.

Dubberly, Louisiana

Our surface mines in Dubberly use natural gas and electricity to produce whole grain silica through dredge mining. The reserves are part of the Sparta deposit. The facility is located approximately 30 miles east of Shreveport and is accessible by major highways including U.S. Interstate 20 and state Highway 63.

We acquired the Dubberly facility in 1987 by merger with the Ottawa Silica Company, which had historically used the property to produce whole grain silica for customers in industrial and specialty products end markets. Since acquiring the facility, we have renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including screening, washing, rotary drying and conditioning to remove heavy and iron bearing minerals. These production techniques allow the Dubberly facility to meet a wide variety of focused specifications on product composition from customers. As such, the Dubberly facility services multiple end markets, such as glass, foundry and building products. Once the product is appropriately processed, it is bagged or shipped in bulk by truck.

Hurtsboro, Alabama

Our surface mines in Hurtsboro use propane and electricity, to produce whole grain silica. Sand feed for processing is trucked in from surrounding mine locations. The reserves are part of the Cusseta member of the lower Ripley deposit. The facility is located approximately 75 miles east of Montgomery and is accessible by major highways including U.S. Interstate 85 and state Highway 431.

We acquired the Hurtsboro facility in 1988 from Warrior Sand & Gravel Company, which had historically used the property to produce whole grain silica for customers in industrial and specialty products end markets. Since acquiring the facility, we have renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including trucking in sand from surrounding locations, hydraulic sizing, screening and fluid bed drying. These production techniques allow the Hurtsboro facility to meet a wide variety of focused specifications on product composition from customers. As such, the Hurtsboro facility services multiple end markets, such as foundry, building products and recreation. Once the product is appropriately processed, it is shipped in bulk by truck.

Batesville, Arkansas

Whitebuck is a sandstone deposit with over 34 million tons of probable reserves near the town of Batesville, Arkansas. We acquired the reserves in 2010 from White Buck, LLC. There is no facility on the property and it is not currently permitted. We have submitted an application for a mine permit and are awaiting a response from the issuing agency. The deposit has high purity sandstone and can provide a long-term supplement to the reserves at our Mill Creek operations. The reserves are part of the St. Peter Sandstone deposit, which is part of the same formation being mined at our Ottawa and Pacific operations. The property is located approximately 85 miles northeast of Little Rock and is accessible by highways including state Highways 67 and 167.

Sparta, Wisconsin

On December 30, 2011, we acquired the deposit in Sparta from Sharon Wagman, following the receipt of a conditional use permit on December 9, 2011 for the development of a new mining and production facility. Sparta City Council reaffirmed this permit on January 3, 2012 after an appeals review. There is currently no facility on the property; however, our board of directors has approved $10.0 million in spending for initial site development, engineering and the procurement of certain equipment and materials that have long lead times. We are currently in the engineering and design phase of the facility and the ultimate production capacity and process flow are yet to be finalized. In January 2012, we acquired an additional 80 acres of land adjacent to the existing location for buffer use and plant and rail infrastructure needs. The deposit is a high purity reworked Van Oser member of the Jordan sandstone with over 38 million tons of proven reserves and provides a supplement to the frac sand reserves at our Ottawa operations. The Jordan sandstone is known for its round grains and superior crush strength properties. The property is located approximately 30 miles northeast of La Crosse, Wisconsin, approximately 120 miles northwest of Madison and is accessible by highways including Interstate 90 and the CP railroad.

Our Reserves

We believe we have a broad and high-quality mineral reserves base due to our strategically located mines and facilities. “Reserves” are defined by SEC Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Industry Guide 7 divides reserves between “proven (measured) reserves” and “probable (indicated) reserves” which are defined as follows:

•

Proven (measured) reserves. Reserves for which (1) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (2) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

•

Probable (indicated) reserves. Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

We categorize our reserves as proven or probable in accordance with these SEC definitions. We estimate that we had a total of approximately 316 million tons of proven and probable recoverable mineral reserves as of December 31, 2011. The quantity and nature of the mineral reserves at each of our properties are estimated by our internal geologists and mining engineers. Our internal geologists and engineers update our reserve estimates annually, making necessary adjustments for operations at each location during the year and additions or reductions due to property acquisitions and dispositions, quality adjustments and mine plan updates. We review these estimates on a periodic basis with an independent third party to assure their reasonableness. Before acquiring new reserves, we perform surveying, drill core analysis and other tests to confirm the quantity and quality of the acquired reserves. In some instances, we acquire the mineral rights to reserves without actually taking ownership of the properties.

Description of Deposits

The following is a description of the nature of our silica and aplite deposits for each of our reserve locations:

Ottawa, Illinois

The deposit has a minimum silica (SiO2) content of 99%. The controlling attributes are iron (Fe2O3) content and grain size distribution. Iron is concentrated near the surface, where orange iron staining is evident and also increases where the bottom contact becomes concentrated in iron pyrite. Maximum average full face iron content is 0.045%. The deposit tends to run a coarser grain size distribution in top half of deposit.

Mill Creek, Oklahoma

The deposit has a minimum silica (SiO2) content of 99%. The controlling attributes are iron (Fe2O3) content, calcium (CaO) and grain size distribution. Multiple faces are exposed to average out variability in grain size and iron. The sand/overburden contact is occasionally concentrated in CaO, and any sand with greater than 0.30% CaO is removed during the overburden removal process. Sand with iron greater than 0.025% is not mined.

Pacific, Missouri

The deposit has a minimum silica (SiO2) content of 99%. The controlling attributes are iron (Fe2O3) and calcium (CaO). Calcium can be concentrated at upper sand contact with overlying carbonate cap rock. This enriched calcium zone is known from drill sample results and is stripped during the overburden removal process. Average full mining face washed sand samples are less than 0.03% iron and 0.05% calcium.

Berkeley Springs, West Virginia

The deposit has a minimum silica (SiO2) content of 99%. The controlling attribute is iron (Fe2O3). Ore that is higher than 0.06% iron is not mined. Ore less than 0.06% iron is mined and blended for feed to plant.

Mapleton Depot, Pennsylvania

The deposit has a minimum silica (SiO2) content of 99%. The controlling attribute is iron (Fe2O3). Ore that is higher than 0.06% iron is not mined. Ore less than 0.06% iron is mined and blended for feed to plant.

Kosse, Texas

The deposit has a minimum silica (SiO2) content of 99%. The controlling attributes are iron content (Fe2O3) for kaolin and sand and size distribution for sand. Up to three different pits are mined at any one time to assure consistency of ore and to smooth out variability of attributes. Maximum sand irons are 0.045% and clay irons are 1.05%.

Mauricetown, New Jersey

The deposit has a minimum silica (SiO2) content of 99%. There is no critical attribute in the mining of this deposit other than that occasional zones high in clay are avoided in the course of dredge mining.

Columbia, South Carolina

The deposit has a minimum silica (SiO2) content of 99%. The controlling attributes are iron content (Fe2O3) and percentage of clay/slimes. Clay content increases at depth and generally the pit bottom follows a marker bed at 250-foot elevation where clay content is in excess of 11%. Sand having iron values greater than 0.03% are avoided and not mined.

Montpelier, Virginia

Montpelier produces alumina sands (aplite) from an andesine anorthosite, which intruded into the Sabot Gneiss, a Precambrian amphibolite. The ore body is characterized as a dome-like structure and comprised of two general phases: a coarse-grained, non-foliated phase and a granulated, medium-grained, foliated phase.

The deposit is variable in its geologic nature and contains masses of host rock (consisting of granite gneiss, biotite gneiss and amphibolites) along with occasional dikes. The deposit is highly weathered and soft near the surface. Hardness and strength increase with depth.

Aplite is used as a flux agent in glass making and is sold to the same glass end markets and used in the same processes and in a similar manner as our silica product.

Aplite ore (Andesine Feldspar) deposit is intermixed with an assemblage of other minerals that must be separated out to make an acceptable product. The controlling attributes are titanium (TiO2), aluminum (AI2O3), iron (Fe2O3) and phosphorous (P2O5). Ore is blended from multiple faces to produce a product generally at 21% AI2O3, 0.25% Fe2O3, 0.11% TiO2, and 0.55% P2O5.

Rockwood, Michigan

The deposit has a minimum silica (SiO2) content of 99%. The controlling attribute is iron content (Fe2O3). Mineable sand must have less than 0.01% Fe2O3.

Jackson, Tennessee

The deposit has a minimum silica (SiO2) content of 99%. The controlling attribute of iron (Fe2O3) content is managed through keeping clay overburden from intermixing with the sand and maintaining adequate washing of sand in the wet processing of the sand.

Dubberly, Louisiana

The deposit has a minimum silica (SiO2) content of 99%. The controlling attributes are iron (Fe2O3) content and grain size distribution. Mining full-face average for iron is 0.045%. The grain size distribution averages greater than 25% plus 50 mesh. Fine and coarse areas are blended to meet the grain size average.

Hurtsboro, Alabama

The deposit has a minimum silica (SiO2) content of 99%. The controlling attribute is grain size distribution. Sand reserves are located on the crests of rolling hills and mining occurs from multiple pits and faces within pits to assure optimum grain size distribution is available to meet the market product mix.

Batesville, Arkansas

The deposit has a minimum silica (SiO2) content of 99%. The controlling attribute is iron (Fe2O3) content. Deposit has two horizons; a low iron horizon where sand has less than 0.009% Fe2O3 and a regular iron horizon where sand has greater than 0.009% Fe2O3.

Sparta, Wisconsin

The deposit has a minimum silica (SiO2) content of 99%. The controlling attributes are sand grain crush strength and size distribution. A thin layer of silt overlies the deposit that ranges between 50 to 100 feet thick. The deposit is unconsolidated, well sorted and falls predominantly within the 20/70 grain size distribution.

Mineral Rights

The mineral rights and access to mineral reserves for the majority of our operations are secured through land that is owned in fee. There are no underlying agreements and/or royalties associated with these lands. The operations in this category include: Berkeley Springs, Dubberly, Jackson, Kosse, Mauricetown, Montpelier, Ottawa, Pacific, Batesville, Rockwood and Sparta.

The mineral rights and access to mineral reserves at our Mill Creek operation are a combination of land owned in fee that includes a non-participating royalty payment of $0.11 per saleable ton that was contractually negotiated with and paid to the original sellers of the property that covers 95% of the reserves and a lease agreement on one property that involves an annual minimum payment of $50,000 and a production royalty payment of $0.55 per saleable ton on the remaining 5% of reserves.

The Columbia operation mineral reserves and rights are secured under a long-term mineral lease. The lease expires in 2033 and includes an annual minimum payment of $175,000 and a production royalty of 5.5% of the gross revenue.

The Hurtsboro operation mineral reserves and rights are secured under two mineral leases. The majority of the reserves are under a long-term lease that expires in 2019 and includes an annual minimum payment of $8,000 and a production royalty payment of 3% of weighted average selling price. The second mineral lease expires in 2013 and includes an annual minimum payment of $15,000 and a production royalty of 3% of the weighted average selling price. All reserves will be mined from the property prior to the expiration of lease in 2013. The mineral lease that expires in 2019 has been renewed in the past, and it is expected that if mining is still occurring on this property we will have no problem negotiating an extension of this lease.

The Mapleton Depot operation mineral reserves and rights are secured under two long-term mineral leases that expire in 2025 but may continue thereafter on a year-to-year basis if mining is still occurring. Annual minimums are $1,000, and production royalty payments are either 6.5% of free on board pit price or 0.255 cents per mined ton, whichever is higher.

None of our operations are on government land and, accordingly, we do not have any mineral rights or associated mining claims.

Summary of Reserves

The following table provides information on each of our 13 production facilities and currently undeveloped sites in Batesville, Arkansas, and Sparta, Wisconsin, as of December 31, 2011. Included is the location and area of the facility; the type, amount and ownership status of its reserves; and the primary end markets that it serves.

Mine/Plant Location	Owned/ Leased	Area	Proven Reserves	Probable Reserves	Combined Proven and Probable Reserves	2011 Production	Primary End Markets Served
		(in acres)	(amounts in thousands)
Ottawa, IL	Owned	1,781 owned	77,312	40,800	118,112	2,171	Oil and gas proppants, glass, chemicals and foundry
Mill Creek, OK	Owned	2,214 owned 15 mineral lease	—	20,516	20,516	1,081	Oil and gas proppants, glass, foundry and building products
Pacific, MO	Owned	524 owned	17,094	7,994	25,088	426	Oil gas proppants, glass, foundry and fillers and extenders
Berkeley Springs, WV	Owned	4,435 owned	3,404	—	3,404	286	Glass, building products and fillers and extenders
Mapleton Depot, PA	Owned/ Leased	1,761 owned 194 mineral lease 98 access lease	6,006	10,000	16,006	632	Glass and building products
Kosse, TX (1)	Owned	960 owned 118 mineral lease	12,674	—	12,674	234	Glass, building products and fillers and extenders
Mauricetown, NJ	Owned	1,279 owned	3,058	9,750	12,808	218	Filtration, foundry and building products
Columbia, SC	Leased	648 lease 204 owned	5,520	1,680	7,200	360	Glass, building products and fillers and extenders
Montpelier, VA (2)	Owned	824 owned	—	14,454	14,454	153	Glass and building products
Rockwood, MI (3)	Owned	847 owned	5,563	—	5,563	270	Glass and building products
Jackson, TN	Owned	132 owned	714	725	1,439	133	Fiberglass and building products
Dubberly, LA	Owned	356 owned 25 tailings lease	4,683	—	4,683	153	Glass, foundry and building products
Batesville, AR	Owned	477 owned	—	34,732	34,732	—	—
Hurtsboro, AL	Leased	117 owned 1,108 mineral lease	1,402	—	1,402	143	Foundry and building products
Sparta, WI (4)	Owned	440 owned	38,394	—	38,394	—	Oil and gas proppants

Total			175,824	140,651	316,475	6,260

(1)	Kosse’s reserves are comprised of 8,872 tons of silica sand (70.0%) and 3,802 tons of kaolin clay (30.0%).
(2)	Montpelier’s reserves are comprised entirely of the mineral aplite.
(3)

On November 14, 2011, we acquired 17 acres of land adjacent to the existing production facility in Rockwood, MI with an estimated 1,000 tons of proven reserves. In February 2012, we acquired an additional 25 acres of land adjacent to the existing facility with 1,000 tons of additional proven reserves.

(4)

On December 30, 2011, we acquired 440 acres of land with in Sparta, WI with an estimated 38,394 tons of proven reserves. In January 2012, we acquired an additional 80 acres of land adjacent to the existing location for buffer use and plant and rail infrastructure needs.

ITEM 3.	LEGAL PROCEEDINGS

In addition to the matter described below, we are subject to various legal proceedings, claims, and governmental inspections, audits or investigations arising out of our business which cover matters such as general commercial, governmental regulations, antitrust and trade regulations, product liability, environmental, intellectual property, employment and other actions. Although the outcomes of these routine claims cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on our financial position or results of operations.

Prolonged inhalation of excessive levels of respirable crystalline silica dust can result in silicosis, a disease of the lungs. Breathing large amounts of respirable silica dust over time may injure a person’s lungs by causing scar tissue to form. Crystalline silica in the form of quartz is a basic component of soil, sand, granite and most other types of rock. Cutting, breaking, crushing, drilling, grinding and abrasive blasting of or with crystalline silica containing materials can produce fine silica dust, the inhalation of which may cause silicosis, lung cancer and possibly other diseases including immune system disorders such as scleroderma. Sources of exposure to respirable crystalline silica dust include sandblasting, foundry manufacturing, crushing and drilling of rock, masonry and concrete work, mining and tunneling, and cement and asphalt pavement manufacturing.

Since at least 1975, we and/or our predecessors have been named as a defendant, usually among many defendants, in numerous lawsuits brought by or on behalf of current or former employees of our customers alleging damages caused by silica exposure. Prior to 2001, the number of silicosis lawsuits filed annually against the commercial silica industry remained relatively stable and was generally below 100, but between 2001 and 2004 the number of silicosis lawsuits filed against the commercial silica industry substantially increased. This increase led to greater scrutiny of the nature of the claims filed, and in June 2005 the U.S. District Court for the Southern District of Texas issued an opinion in the former federal silica multi-district litigation remanding almost all of the 10,000 cases then pending in the multi-district litigation back to the state courts from which they originated for further review and medical qualification, leading to a number of silicosis case dismissals across the United States. In conjunction with this and other favorable court rulings establishing “sophisticated user” and “no duty to warn” defenses for silica producers, several states, including Texas, Ohio and Florida, have passed medical criteria legislation that requires proof of actual impairment before a lawsuit can be filed.

As a result of the above developments, the filing rate of new claims against us over the past three years has decreased to below pre-2001 levels, and we were named as a defendant in two, ten and three new silicosis cases filed in 2009, 2010 and 2011, respectively. As of December 31, 2011, there were a total of approximately 105 active silica-related products liability claims pending in which we were a defendant, and, as of March 20, 2012, approximately 3,154 inactive claims. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media, and involve various other defendants. We have insurance policies and an indemnity from a former owner that cover certain claims for alleged silica exposure for periods prior to certain dates in 1985 (with respect to the indemnity and certain insurance) and 1986 (with respect to the balance of the insurance). Although the scope of coverage under those policies is currently being litigated, we believe, based on currently available information, they and the indemnity will remain in force.

The silica-related litigation brought against us to date has not resulted in material liability to us. However, we continue to have silica-related products liability claims filed against us, including claims that allege silica exposure for periods for which we have neither insurance nor indemnity coverage. Any such pending or future claims or inadequacies of our insurance coverage or indemnity could have a material adverse effect on our business, reputation or results of operations. For more information regarding silica-related litigation, see “Risk Factors—Risks Related to Our Business—Silica-related health issues and litigation could have a material adverse effect on our business, reputation or results of operations.”

ITEM 4.	MINE SAFETY DISCLOSURES

At U.S. Silica, safety is a core value and we strive for excellence in the achievement of a workplace free of injuries and occupational illnesses. Our health and safety leadership team has developed comprehensive safety policies and standards, which include detailed standards and procedures for safe production, addresses topics such as employee training, risk management, workplace inspection, emergency response, accident investigation and program auditing. We place special emphasis on the importance of continuous improvement in occupational health, personal injury avoidance and prevention, emergency preparedness, and property damage elimination. In addition to strong leadership and involvement from all levels of the organization, these programs and procedures form the cornerstone of safety at U.S. Silica, ensuring that employees are provided a safe and healthy environment and are intended as a means to reduce workplace accidents, incidents and losses, comply with all mining-related regulations and provide support for both regulators and the industry to improve mine safety. While we want to have productive operations in full regulatory compliance, we know it is equally essential that we motivate and train our people to think, practice and feel a personal responsibility for health and safety on and off the job.

All of our production facilities are classified as mines and are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Following passage of The Mine Improvement and New Emergency Response Act of 2006, MSHA significantly increased the numbers of citations and orders charged against mining operations. The dollar penalties assessed for citations issued has also increased in recent years. Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Annual Report filed on Form 10-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our common stock, traded under the symbol “SLCA”, have been publicly traded since February 1, 2012, when our common stock was listed and began trading on the NYSE. Accordingly, no market for our stock existed prior to February 1, 2012.

Holders of Record

As of March 20, 2012, there were approximately 2,871 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. For additional information related to ownership of our stock by certain beneficial owners and management, refer to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Dividend Policy

We anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends and other distributions in cash, stock, or property by U.S. Silica in the future will be at the discretion of our Board of Directors and will be dependent on then-existing conditions, including our business conditions, our financial condition, results of operations, liquidity, capital requirements, contractual restrictions including restrictive covenants contained in debt agreement, and other factors. Additionally, because we are a holding company, our ability to pay dividends on our common stock is limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us, including restrictions under the terms of the agreements governing our indebtedness.

Recent Sales of Unregistered Securities

We have sold no securities within the past three years which were not registered under the Securities Act, including the sale of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities.

Use of Proceeds from Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (file no. 333-175636) which was declared effective by the SEC on January 31, 2012, pursuant to which we registered the offering and sale of 2,941,176 shares of our common stock and 8,823,529 shares of selling stockholders’ common stock at an offering price of $17.00 per share. On February 6, 2012, we sold all 2,941,176 shares of common stock for an aggregate offering price of approximately $50.0 million and the selling stockholders sold all 8,823,529 shares of common stock for an aggregate offering price of approximately $150.0 million and the offering terminated thereafter.

As a result of the offering, we received net proceeds of approximately $46.5 million, after deducting $3.5 million of underwriting discounts and commissions and before deducting estimated offering expenses payable by us of approximately $4.0 million. We intend to use the net proceeds from the sale of common stock by us in this offering to make an $8.0 million payment to terminate the Advisory Agreement entered into in connection with the Golden Gate Acquisition and to provide approximately $34.5 million to fund future capital expenditures for our business, including the construction of our new resin-coating facility in Rochelle, Illinois.

Pending application of the net proceeds as described above, we intend to invest the net proceeds in short-term, investment-grade, interest-bearing securities. Except as set forth above with respect to the Advisory Agreement, none of the payments will be direct or indirect payments to any of the Company’s directors or officers or their associates or to persons owning 10 percent or more of the Company’s common stock or direct or indirect payments to others.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None of our common stock has been reacquired since its initial issuance on February 1, 2012. There are currently no share repurchase programs authorized by our board of directors.

ITEM 6.	SELECTED FINANCIAL DATA

The following table and discussion sets forth our combined statement of operations data and the historical combined financial data of our predecessor for the periods presented. The results of operations by segment are discussed in further detail following this combined overview.

	Successor			Predecessor 1/ Successor Combined (Non-GAAP) (1)	Predecessor 3/ Predecessor 2/ Predecessor 1/ Combined (Non-GAAP) (2)
	Year Ended December 31,
	2011	2010	2009	2008	2007
	(amounts in thousands, excluding per ton figures)
Statement of Operations Data:
Sales	$295,596	$244,953	$191,623	$233,583	$217,776
Operating income	60,803	45,991	25,614	26,573	13,568
Income (loss) before income taxes	37,415	13,721	2,280	24,061	(11,496)
Net income (loss)	30,253	11,392	5,539	17,277	(7,469)
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$42,565	$36,738	$13,863	$38,256	$(5,792)
Investing activities	(66,639)	(15,163)	(13,308)	(332,206)	(184,262)
Financing activities	18,773	28,451	(288)	303,719	185,410
Other Financial Data:
Capital expenditures	$66,745	$15,241	$13,350	$10,042	$10,325
Operating Data:
Total tons sold	6,289	5,965	5,089	6,389	6,623
Average realized price (per ton)	$47.00	$41.07	$37.65	$36.56	$32.88
Production costs (per ton) (3)	$28.81	$26.49	$26.76	$26.33	$25.10
Oil & Gas Proppants:
Sales	$107,074	$69,556	$35,836	$37,875	$18,019
Segment contribution margin(4)	$67,590	$43,118	$23,515	$23,557
Industrial and Specialty Products:
Sales	$188,522	$175,397	$155,787	$195,708	$199,757
Segment contribution margin(4)	$53,013	$46,031	$37,419	$41,688
Balance Sheet Data:
Cash and cash equivalents	$59,199	$64,500	$14,474	$14,207	$4,438
Total assets	605,796	508,534	463,967	471,190	383,782
Total long-term debt, including current portion	261,789	238,442	179,107	177,018	111
Total liabilities	483,862	410,970	336,937	349,527	91,680
Total stockholders’ equity	121,934	97,564	127,030	121,663	292,102

(1)

As a result of our acquisition by an affiliate of Golden Gate Private Equity, Inc. (“Golden Gate Capital” and the “Golden Gate Capital Acquisition”) in November 2008, our financial data is presented on a predecessor and successor basis. We refer to U.S. Silica as it existed for the period from October 18, 2007 until November 24, 2008 as the “Predecessor 1” period, and we refer to U.S. Silica for the period from and after November 25, 2008 as the “Successor” period. The Golden Gate Capital Acquisition established a new basis of accounting that primarily affected inventory, intangible assets, goodwill, taxes, debt and equity. The combined data is not presented in accordance with GAAP and Article 11 of Regulation S-X. Except for purchase accounting adjustments primarily relating to depreciation, depletion and amortization, the results for the two combined periods are comparable. Therefore, we believe that combining the two periods into a single period for comparative purposes gives the most clarity for the users of this financial information.

	Period from January 1, 2008 to November 24, 2008 (Predecessor 3)	Period from November 25, 2008 to December 31, 2008 (Predecessor 2)
	(amounts in thousands, excluding per ton figures)
Statement of Operations Data:
Sales	$216,386	$17,197
Operating income	26,906	(333)
Income before income taxes	27,592	(3,531)
Net income	19,135	(1,858)
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$27,913	$10,343
Investing activities	(7,043)	(325,163)
Financing activities	(18,803)	322,522
Other Financial Data:
Capital expenditures	$7,818	$2,224
Operating Data:
Total tons sold	5,896	493
Average realized price (per ton)	$36.70	$34.88
Production costs (per ton)	$26.22	$27.60
Oil & Gas Proppants:
Sales	$34,684	$3,191
Segment contribution margin	21,649	1,908
Industrial and Specialty Products:
Sales	$181,702	$14,006
Segment contribution margin	41,666	22
Balance Sheet Data:
Cash and cash equivalents	$14,440	$14,207
Total assets	476,135	471,190
Total long-term debt, including current portion	176,615	177,018
Total liabilities	354,935	349,527
Total stockholders’ equity	121,200	121,663

(2)

As a result of our acquisition by an affiliate of Harvest Partners, LLC in August 2007, by an affiliate of Harbinger Capital Partners (“Harbinger Capital”) in October 2007, our financial data is presented on a predecessor and successor basis. We refer to U.S. Silica as it existed prior to the acquisition by Harvest Partners, LLC on August 9, 2007 as the “Predecessor 3” period, and we refer to U.S. Silica for the period from August 9, 2007 until October 17, 2007 as the “Predecessor 2” period. Our acquisition by an affiliate of Harvest Partners, LLC in August 2007, by an affiliate of Harbinger Capital in October 2007 and the Golden Gate Acquisition established a new basis of accounting that primarily affected inventory, intangible assets, goodwill, taxes, debt and equity. The combined data is not presented in accordance with GAAP and Article 11 of Regulation S-X. Except for purchase accounting adjustments primarily relating to depreciation, depletion and amortization, the results for the three combined periods are comparable. Therefore, we believe that combining the three periods into a single period for comparative purposes gives the most meaningful presentation for the users of this financial information.

	Period from January 1, 2007 to August 8, 2007 (Predecessor 3)	Period from August 9, 2007 to October 17, 2007 (Predecessor 2)	Period from October 17, 2007 to December 31, 2007 (Predecessor 1)
	(amounts in thousands, excluding per ton figures)
Statement of Operations Data:
Sales	$132,085	$43,981	$41,710
Operating income	14,538	(4,269)	3,299
Income before income taxes	(3,235)	(11,995)	3,734
Net income	(2,751)	(7,976)	3,258
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$9,820	$(7,630)	$(7,982)
Investing activities	58	(117,583)	(66,737)
Financing activities	(8,638)	123,654	70,394
Other Financial Data:
Capital expenditures	$6,977	$1,338	$2,010
Operating Data:
Total tons sold	4,123	1,287	1,213
Average realized price (per ton)	$32.04	$34.17	$34.39
Production costs (per ton)	$23.91	$27.16	$26.97
Oil & Gas Proppants:
Sales	$10,053	$3,730	$4,236
Industrial and Specialty Products:
Sales	$122,032	$40,251	$37,474
Balance Sheet Data:
Cash and cash equivalents	$9,057	$608	$4,438
Total assets	337,067	383,039	383,782
Total long-term debt, including current portion	196,803	112	111
Total liabilities	293,243	93,866	91,680
Total stockholders’ equity	43,824	289,172	292,102

(3)	Production costs (per ton) equal cost of goods sold, divided by total tons sold.
(4)

In the second quarter of 2011 we changed our segment reporting structure to two segments 1.) Oil & Gas Proppants and 2.) Industrial & Specialty Products, and recast the historical financial statements presented within this report and as required by GAAP. Segment contribution margin was not reported for 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with Item 6, “Selected Financial Data,” the description of the business appearing in Item 1, “Business,” of this report, and the Combined Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and the related notes included elsewhere in this report. This discussion contains forward-looking statements as a result of many factors, including those set forth under Item 1, “Business—Forward-Looking Statements” and Item 1A, “Risk Factors,” and elsewhere in this Annual Report on Form 10-K. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially from those discussed in or implied by forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in Item 1A, “Risk Factors.”

Management’s discussion and analysis of financial condition and results of operations (“MD&A”), is organized into the following sections:

•	Overview — A general description of our business, our strategic initiatives and the commercial silica industry.

•

Results of Operations — An analysis of our consolidated and combined results of operations for the three years presented in our Combined Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

•	Liquidity, Capital Resources and Financial Position — An analysis of our cash flows, sources and uses of cash, contractual obligations and an overview of financial position.

•	Critical Accounting Policies — A discussion of accounting policies that require critical judgments and estimates.

•	Recently Issued Accounting Pronouncements — A summary of accounting pronouncements which have been issued by relevant accounting standards.

In addition to disclosing financial results that are determined in accordance with United States generally accepted accounting principles, or GAAP, we also use certain non-GAAP financial information, such as:

•	Segment contribution margin;

•

Net income (loss) adjusted to remove interest, taxes, depreciation, amortization, impairment, and other special items in order to arrive at Adjusted EBITDA as defined in our new senior secured credit facility;

Segment contribution margin and Adjusted EBITDA are not recognized measures under GAAP and should not be considered alternatives to or superior to expense and profitability measures derived in accordance with GAAP. For a detailed description of the non-GAAP measures used in this MD&A, please see the discussion under “How We Evaluate Our Business—Non-GAAP Financial Performance Measures” beginning on page 58.

Overview

We are the second largest domestic producer of commercial silica, a specialized mineral that is a critical input into a variety of attractive end markets. During our 111-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver products to customers across these markets. In our largest end market, oil and gas proppants, our frac sand is used to stimulate and maintain the flow of hydrocarbons in horizontally drilled oil and natural gas wells. This segment of our business is experiencing rapid growth due to recent technological advances in the hydraulic fracturing process, which have made the extraction of large volumes of oil and natural gas from U.S. shale formations economically feasible. Our silica is also used as an economically irreplaceable raw material in a wide range of industrial applications, including glassmaking and chemical manufacturing. Additionally, in recent years a number of attractive new end markets have developed for our high-margin, performance silica products, including solar panels, specialty coatings, wind turbines, polymer additives and geothermal energy systems.

We operate 13 facilities across the United States and control 316 million tons of reserves. We own one of the largest frac sand processing plants in the United States and control approximately 148 million tons of reserves that can be processed to meet API frac sand size specifications. Our operations are organized into two segments based on end markets served: (1) Oil & Gas Proppants and (2) Industrial & Specialty Products. Our segments are complementary because our ability to sell to a wide range of customers across end markets allows us to maximize recovery rates in our mining operations, optimize our asset utilization and reduce the cyclicality of our earnings.

Recent Trends and Outlook

From 1980 to 2008, U.S. commercial silica industry volumes generally grew in line with U.S industrial production, primarily influenced by the manufacture of glass, building materials, foundry moldings and chemicals. Beginning in 2004, demand for oil and gas proppants supplemented growth in industrial and specialty products end markets. The economic downturn of 2008 and 2009 decreased demand for commercial silica products, particularly in the glassmaking, foundry, building products, chemicals and fillers and extenders end markets. With the recent economic recovery, however, we estimate overall demand for commercial silica grew in excess of 45% in 2010. Trends driving the acceleration in demand include:

•

Increased demand in the oil and gas proppants end market. The increased demand for frac sand has been driven by the growth in the use of hydraulic fracturing as a means to extract hydrocarbons from shale formations. Based on independent third party market data and our internal estimates, we believe total consumption of frac sand increased from 3.8 million tons in 2004 to approximately 17.0 million tons in 2010. In addition, Freedonia projected in April 2011 that domestic proppant producers will experience annual increases in sales of 15% through 2015. We significantly expanded our sales efforts to the frac sand market in 2008 and have since experienced rapid growth in our sales associated with our oil and gas activities.

•

Rebound of demand in industrial end markets and continued growth in specialty end markets. The economic downturn resulting from the financial crisis negatively impacted demand for our products in industrial and specialty products end markets, most notably in the glassmaking, building products foundry and chemicals end markets. This drop coincided with a similar drop in key economic demand drivers, including housing starts, light vehicle sales, repair and remodel activity and industrial production. To the extent these demand drivers recover to historical levels (which is difficult to predict given current economic uncertainty), we expect to see a corresponding increase in the demand for commercial silica. In addition, to the extent commercial silica products continue to be used in key alternative energy markets, we anticipate continued volume growth in specialty end markets such as solar panels and geothermal energy systems as well as the increased use of commercial silica in new applications such as specialty coatings and polymer additives.

•

Rapid increases in prices of commercial silica. Rapid increases in demand and constrained supply have led to rapid increases in price in the last several years. The USGS estimated in February 2011 an industry-wide average price of $23.86 per ton in 2006 relative to a $31.53 per ton price in 2010, which represents a 7.2% annual increase. For reference, our average realized price per ton was $30.98 in 2006, $41.07 in 2010 and $47.00 in 2011. We expect continued growth of horizontal drilling, increased innovation in specialty markets and supply tightness to exert continued upward pressure on prices in both of our operating segments.

During the first quarter of 2012, as natural gas prices continued to decline, the Company has become aware of certain oil and gas producers curtailing there drilling efforts in dry gas basins and redeploying their drilling rigs to various domestic basins rich in oil and liquid gas due to the higher market price of oil relative to dry natural gas. This shift in drilling activity has resulted in increased demand for coarser grade frac sands relative to the finer grades typically used for drilling dry natural gas. Because of the geographic position of our facilities, we are able to service our customers and ship materials to the basins where demand calls for it. While it is too early to evaluate the full impact of this shift in drilling emphasis, the changes in our production and shipments has not had a material impact on our operations to date. However, there can be no assurance that such changes will not have a material impact on our revenues and results of operations in the future.

Our Strategy

The key drivers of our growth strategy include:

•

Expand our proppant production capacity and product portfolio. During the fourth quarter of 2011, we executed several initiatives to increase our frac sand production capacity and augment our proppant product portfolio. At our Ottawa, Illinois facility, we implemented operating improvements and installed a new dryer with six mineral separators to increase our annual frac sand production capacity by 900,000 tons. At our Rockwood, Michigan facility, we added 250,000 tons of annual frac sand production capacity by installing an entirely new processing circuit. We are also in the initial stages of building a new facility to produce resin-coated sand that will be designed to coat up to 400 million pounds annually, which is scheduled for completion and start-up in 2013. We expect to fund all of these projects through a combination of cash on our balance sheet and cash generated from our operations.

•

Increase our exposure to attractive industrial and specialty products end markets. We intend to increase our exposure and market share in certain industrial and specialty products end markets that we believe are poised for growth. For example, at our Rockwood facility, we have doubled our production capacity for low-iron silica, which is used to maximize light transmission in ultra-clear architectural glass and solar panels. In addition, we recently opened a representative office in Shanghai, China to market our fine ground silica products across the Asia Pacific region for use in specialty end markets. We are also exploring opportunities to grow our presence in the specialty coatings and polymer additives end markets, where our ultra-fine ground silica is used to enhance strength, scratch resistance and stability.

•

Optimize product mix and further develop value-added capabilities to maximize margins. We will continue to actively manage our product mix at each of our plants to ensure we are maximizing our profit margins. This requires us to use our proprietary expertise in balancing key variables, such as mine geology, processing capacities, transportation availability, customer requirements and pricing. In 2011, while our tons sold increased by 5%, we believe this expertise helped enable us to increase our operating income by 31%. We also expect to continue investing in ways to increase the value we provide to our customers by expanding our product offerings, increasing our transportation assets, improving our supply chain management and upgrading our information technology. We hope to use these strategies to increase our operating income faster than our tons sold into the future.

•

Evaluate both Greenfield and Brownfield expansion opportunities. We will continue to leverage our reputation, processing capabilities and infrastructure to increase production, as well as explore other opportunities to expand our reserve base. We may accomplish this by developing Greenfield projects, where we can capitalize on our technical knowledge of geology, mining and processing and our strong reputation within local communities. Additionally, we may pursue “bolt on” and other opportunistic acquisitions, taking advantage of our asset footprint, our management’s experience with high-growth businesses and our strong customer relationships. We may also evaluate international acquisitions as unconventional oil and natural gas drilling expands globally.

•

Maintain financial strength and flexibility. We intend to maintain financial strength and flexibility to enable us to pursue acquisitions and new growth opportunities as they arise. As of December 31, 2011, we had $59.2 million of cash on hand and $24.0 million of available borrowings under our credit facilities.

How We Generate Our Sales

We derive our sales by mining and processing minerals that our customers purchase for various uses. Our sales are primarily a function of the price per ton realized and the volumes sold. In some instances, our sales also include a charge for transportation services we provide to our customers. Our transportation revenue fluctuates based on a number of factors, including the volume of product we transport under contract, service agreements with our customers, the mode of transportation utilized and the distance between our plants and customers.

We primarily sell our products under short-term price agreements or at prevailing market rates. For a limited number of customers, we sell under long-term, competitively-bid supply agreements. As of March 20, 2012, we have nine take-or-pay supply agreements with nine of our customers in the oil and gas proppants end market with initial terms expiring between 2012 and 2016. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge and that our customers will pay for each product. Prices under these agreements are generally fixed and subject to upward adjustment in response to certain cost increases. As a result, our realized prices may not grow at rates consistent with broader industry pricing. For example, during periods of rapid price growth, our realized prices may grow more slowly than those of competitors, and during periods of price decline, our realized prices may outperform industry averages. Additionally, at the time the take-or-pay supply agreements were signed, two of these customers provided advance payments for future shipments aggregating $27.0 million ($12.5 million of these payments was recorded on the balance sheet as deferred revenue as of December 31, 2011). A percentage of these advance payments is recognized as revenue with each ton of applicable product shipped to the customer. The pricing terms of these agreements are currently less than prevailing market prices. Collectively, sales to customers with supply agreements accounted for 17%, 18% and 9% of our total sales in 2011, 2010 and 2009, respectively.

We invoice the majority of our clients on a per shipment basis, although for some larger customers, we consolidate invoices weekly or monthly. The amounts invoiced include the amount charged for the product, transportation costs (if paid by us) and costs for additional services as applicable, such as costs related to transload the product from railcars to trucks for delivery to the customer site.

The Costs of Conducting Our Business

The principal expenses involved in conducting our business are labor costs, electricity and drying fuel costs, maintenance and repair costs for our mining and processing equipment and facilities and transportation costs. We believe the majority of our operating costs are relatively stable in price, but can vary significantly based on the volume of product produced. We benefit from owning the majority of the mineral deposits that we mine and having long-term mineral rights leases or supply agreements for our other primary sources of raw material, which limit royalty payments.

Operating labor costs represented our largest spend category at approximately 17%, 19% and 22% of our sales in 2011, 2010 and 2009, respectively. We employ a mix of union and non-union labor, with 56% of our workforce being unionized as of December 31, 2011. Our union contracts stipulate annual escalation factors for certain wages and benefits.

We incur significant electricity and drying fuel (principally natural gas) costs in connection with the operation of our processing facilities. Energy costs directly related to the production of our products represented 8%, 9% and 10% of our total sales in 2011, 2010 and 2009, respectively.

We capitalize the costs of our mining equipment and generally depreciate it over its expected useful life. Depreciation, depletion and amortization costs represented approximately 7%, 8% and 9% of our sales for 2011, 2010 and 2009, respectively. Preventive and remedial repair and maintenance costs that do not involve the replacement of major components of our equipment and facilities are expensed as incurred. These repair and maintenance costs can be significant due to the abrasive nature of our products and represented approximately 6% of our sales in 2011 and 7% of our sales in both 2010 and 2009.

We also provide a range of transportation services to our customers, including management of truck, rail and barge shipments of our products. Total transportation costs represented approximately 15%, 13% and 12% of sales in 2011, 2010 and 2009, respectively.

Additionally, we incur expenses related to our corporate operations, including costs for the sales and marketing; research and development; finance; legal; and environmental, health and safety functions of our organization. These costs are principally driven by personnel expenses. In total, our selling, general and administrative costs represented approximately 8%, 9% and 6% of sales in 2011, 2010 and 2009, respectively. As a public company we will continue to incur additional legal, accounting, insurance and other expenses that we had not incurred as a private company, including costs associated with public company reporting requirements. These requirements include compliance with the Sarbanes-Oxley Act as well as other rules implemented by the SEC, and applicable stock exchange rules. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make certain financial reporting and other activities more time-consuming and costly.

Our effective income tax rate was approximately 19% and 17% of pretax earnings in 2011 and 2010, respectively. In 2009, we had an effective income tax benefit equal to approximately 143% due to an increase in the statutory depletion deduction which, although it occurs in both years, is driven by mine site profitability rather than pre-tax earnings. Historically, our actual effective tax rates have been lower than the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances.

How We Evaluate Our Business

Our management team evaluates our business using a variety of financial and operational metrics to analyze our performance. Our business is organized into two segments, Oil & Gas Proppants and Industrial & Specialty Products. We evaluate the performance of these segments based on their volumes sold, average realized price and contribution margin earned. Additionally, we consider a number of factors in evaluating the performance of the business as a whole, including total volumes sold, average realized price, segment contribution margin and Adjusted EBITDA. We view these metrics as important factors in evaluating our profitability and review these measurements frequently to analyze trends and make decisions.

Segment Contribution Margin

Segment contribution margin, a non-GAAP measure, is a key metric that management uses to evaluate our operating performance and to determine resource allocation between segments. Segment contribution margin excludes certain corporate costs not associated with the operations of the segment. These unallocated costs include costs related to corporate functional areas such as sales, production and engineering, corporate purchasing, accounting, treasury, information technology, legal and human resources.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP measure, is included in this report because it is a key metric used by management to assess our operating performance and by our lenders to evaluate our covenant compliance. Our target performance goals under our incentive compensation plan are tied, in part to our Adjusted EBITDA. In addition, the ABL Facility contains a fixed charge coverage ratio covenant that we must meet if our excess availability (as defined in the ABL Facility) falls below $10.0 million, and Term Loan Facility contains a consolidated leverage ratio covenant that we must meet at the end of each fiscal quarter, both of which are calculated based on our Adjusted EBITDA. Noncompliance with the financial ratio covenants contained in the ABL Facility and the Term Loan Facility could result in the acceleration of our obligations to repay all amounts outstanding under those agreements. Moreover, the ABL Facility and the Term Loan Facility contain covenants that restrict, subject to certain exceptions, our ability to make permitted acquisitions, incur additional indebtedness, make restricted payments (including dividends) and retain excess cash flow based, in some cases, on our ability to meet leverage ratios calculated based on our Adjusted EBITDA.

Results of Operations

	For the Years Ended December 31,			Percent Change
	2011	2010	2009	’11 vs. ’10	’10 vs. ’09
	(amounts in thousands)
Sales
Oil & Gas Proppants	$107,074	$69,556	$35,836	53.9%	94.1%
Industrial & Specialty Products	188,522	175,397	155,787	7.5%	12.6%

Total Sales	$295,596	$244,953	$191,623	20.7%	27.8%

Sales

Sales increased $50.6 million, or nearly 21%, to $295.6 million for the year ended December 31, 2011 compared to $245.0 million for the year ended December 31, 2010. Oil & Gas Proppants sales increased by $37.5 million, accounting for 75% of the total growth. Industrial & Specialty Products sales increased $13.1 million, representing 26% of the growth in overall sales. Overall, average realized price increased 15% and volumes increased 5% from the comparable prior period.

Oil & Gas Proppant sales increased $37.5 million, or nearly 54%, to $107.1 million for the year ended December 31, 2011 compared to $69.6 million for the year ended December 31, 2010. The growth was driven by a combination of increases in volume and pricing. Volume increased 33% due to our ability to reallocate certain production from industrial end markets to the oil and gas proppants end market in response to continued growth in hydraulic fracturing activity. Additionally, increases in pricing and a more favorable product mix in the year ended December 31, 2011 contributed to a 16% increase in average realized price.

Industrial & Specialty Products sales increased $13.1 million, or 7%, to $188.5 million for the year ended December 31, 2011 compared to $175.4 million for the year ended December 31, 2010. Increases in pricing across all of our end markets drove a nearly 12% increase in average realized price. Volumes decreased by nearly 4%, due to the reallocation of some production away from certain industrial and specialty products end markets to the oil and gas proppants end market.

For the year ended December 31, 2010, sales increased $53.4 million, or nearly 28%, to $245.0 million compared to $191.6 million for the year ended December 31, 2009. Oil & Gas Proppants sales increased by $33.8 million while Industrial & Specialty Products sales increased $19.6 million, driven by overall increases in average realized price and volume of 9% and 17%, respectively.

Oil & Gas Proppant sales increased $33.8 million, or 94%, to $69.6 million for the year ended December 31, 2010 compared to $35.8 million for the year ended December 31, 2009. The increase was primarily driven by a 93% increase in volumes. In 2011, we initiated an effort to reallocate certain production from industrial end markets to the oil and gas proppants end market in response to increased hydraulic fracturing activity. Average realized price remained relatively constant as increased transportation revenues were offset by unfavorable product mix.

Industrial & Specialty Products sales increased $19.6 million, or 13%, to $175.4 million for the year ended December 31, 2010 compared to $155.8 million for the year ended December 31, 2009. An increase in pricing in most end markets, as well as a favorable shift in product mix to higher price markets such as the fiberglass, foundry and fillers and extenders end markets, which serve the automotive and construction industries, drove a nearly 9% increase in average realized price. Volumes increased by nearly 3%, as our reallocation of some production away from certain industrial and specialty products end markets to the oil and gas proppants end market was more than offset by growth in many other industrial and specialty products end markets as the result of the economic recovery.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.9 million, or 14%, to $23.3 million for the year ended December 31, 2011 compared to $20.4 million for the year ended December 31, 2010 driven by increases in employee compensation and benefits related to headcount increase in our sales and marketing function to support the continued growth in our oil and gas business as well as increases in corporate headcount to support our transformation as a public company. We also incurred $0.6 million of additional rental expense related to our new corporate headquarters in Frederick, Maryland. These increases were partially offset in 2011 as we recognized a gain of $2.6 million due to the revised estimate of our silica litigation accrual, whereas in 2010 we recognized $0.8 million of expense related to our silica litigation reserve.

Selling, general and administrative expenses increased $9.7 million, or 91%, to $20.4 million for the year ended December 31, 2010 compared to $10.7 million for the year ended December 31, 2009 led by increases in employee compensation and benefits related to headcount increase in our sales and marketing function in our oil and gas business. Additionally, in 2010 we recognized $0.8 million of expense related to our silica litigation reserve, whereas in 2009 we recognized a gain equal to $4.1 million due to revised estimate of our silica litigation accrual.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense was $21.0 million, $19.3 million and $17.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. Year over year increases have been driven by continued increases in capital spending combined with increased depletion due to additional volume of mined silica sands. We expect depreciation, depletion and amortization expense to continue to grow due to a significant increase in capital spending in 2011 for assets which will be placed into service in 2012.

Operating Income

Operating income increased $14.8 million, or 32%, to $60.8 million for the year ended December 31, 2011 compared to $46.0 million for the year ended December 31, 2010 guided by a 21% increase in sales and a 9% increase in gross margin. Included in operating income for the year ended December 31, 2011 was $8.0 million of expense related to the termination of the advisory agreement with our parent. The termination fee was accrued at December 31, 2011 and paid to our parent on February 6, 2012.

Operating income increased $20.4 million, or 80%, to $46.0 million for the year ended December 31, 2010 compared to $25.6 million for the year ended December 31, 2009 guided primarily by a 28% increase in sales and a 23% increase in gross margin.

Interest Expense

Interest expense decreased $4.6 million, or 20%, to $18.4 million for the year ended December 31, 2011 compared to $23.0 million for the year ended December 31, 2010. This was primarily due to an effective interest rate on our debt equal to 7.2% compared to an effective rate of 10.7% for the year ended December 31, 2010. These savings were partially offset by a higher average debt balance for the year.

Interest expense decreased $5.2 million, or 18%, to $23.0 million for the year ended December 31, 2010 compared to $28.2 million for the year ended December 31, 2009 due to the refinancing of the Term Loan Facility and Mezzanine Loan Facility in the second quarter of 2010. While the overall amount of debt outstanding increased, the refinancing resulted in a substantially lower average effective interest rate on our debt, reducing overall interest expense.

Early Extinguishment of Debt

On June 8, 2011, the Term Loan Facility was refinanced to increase the principal borrowings, reduce the overall interest rate by 25 basis points (“bps”) and extend the maturity date to June 8, 2017. As a result, we recognized $6.0 million of expense related to the transaction. These expenses included non-cash charges related to unamortized original issue discounts and debt issuance costs, and payments for lender fees.

On May 7, 2010, both the Term Loan Facility and the Mezzanine Loan Facility were refinanced with significantly favorable terms to prior loan agreements. As a result, expenses related to the early extinguishment of the existing debt were incurred totaling $10.2 million. These expenses included non-cash charges related to unamortized original issue discounts and debt issuance costs, payments for lender fees and a prepayment penalty on the Mezzanine Loan Facility.

Provision for Income Taxes

The provision for income taxes increased $4.9 million, or 213%, to $7.2 million for the year ended December 31, 2011, compared to $2.3 million for the year ended December 31, 2010 due to the increase in pre-tax income of 173%. The effective tax rates were 19.1% for the year ended December 31, 2011 and 17.0% for the year ended December 31, 2010.

The provision for income taxes increased $5.6 million, or 170%, to $2.3 million for the year ended December 31, 2010, compared to a $3.3 million benefit for the year ended December 31, 2009. The effective tax rates were 17.0% for the year ended December 31, 2010 and (143)% for the year ended December 31, 2009. The most significant factor contributing to the 2009 tax benefit was the increase in the statutory depletion deduction which, although it occurs in both years, is driven by mine site profitability rather than pre-tax earnings.

Net Income/Loss

Net income was $30.3 million, $11.4 million and $5.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. Year over year increases are due to the factors noted above.

Liquidity and Capital Resources

Overview

Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to pay dividends to our shareholder, and to finance acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through borrowings under our credit facilities and equity investments. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of December 31, 2011, our working capital was $105.2 million and we had $24.0 million of availability under the ABL Facility. See “—Credit Facilities—ABL Facility.”

We believe that cash generated through operations and our financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled debt payments for at least the next 12 months.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table:

	As of December 31,			Percent Change
	2011	2010	2009	’11 vs. ’10	’10 vs. ’09
	(amounts in thousands)
Net cash provided by (used in):
Operating activities	$42,565	$36,738	$13,863	15.9%	>100.0%
Investing activities	(66,639)	(15,163)	(13,308)	>100.0%	13.9%
Financing activities	18,773	28,451	(288)	(34.0)%	>100.0%

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization and the effect of working capital changes.

Net cash provided by operating activities was $42.6 million for the year ended December 31, 2011 compared to $36.7 million for the year ended December 31, 2010. This $5.9 million increase was primarily the result of a $23.7 million improvement in earnings before income taxes, offset by a $4.6 million increase in contributions to our employee pension plan, the collection of a $4.4 million insurance settlement in 2010 that did not occur in 2011, non-cash adjustments related to the early extinguishment of debt in 2011 and 2010 and a net build in working capital year over year of $8.3 million.

Net cash provided by operating activities was $36.7 million in 2010 compared to $13.9 million in 2009. The $22.8 million increase in cash provided by operating activities was due primarily to a $20.4 million increase in operating income in 2010.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth and maintenance.

Net cash used in investing activities was $66.6 million in the year ended December 31, 2011. This use of cash is due to capital expenditures which totaled $66.7 million for the year ended December 31, 2011 and included the acquisition of land in Sparta, Wisconsin for $8.0 million and the investment in our Ottawa and Rockwood facilities of $38.2 million and $8.7 million, respectively, for the expansion of our production capacity which we finalized during the fourth quarter of 2011. These two projects at our Ottawa and Rockwood facilities are expected to increase annual production capacity of frac sand by 900,000 tons and 250,000 tons, respectively.

Net cash used in investing activities was $15.2 million in 2010. This use of cash is primarily due to customary maintenance capital spending, as well as $3.0 million in reserves acquisition costs and $3.8 million to expand production capacity at one of our facilities.

Net cash used in investing activities was $13.3 million in 2009. This use of cash is primarily due to capital spending, including $9.9 million to expand production capacity at two of our facilities.

Management anticipates that our capital expenditures in 2012 will be approximately $70-95 million, which is primarily associated with the construction of our resin coating production facility and the expected spending on construction of a Greenfield raw sand plant in Sparta, Wisconsin. We anticipate that this amount will be sufficient to complete these projects.

Net Cash Provided by (Used in) Financing Activities

Financing activities consisted primarily of borrowings and repayments related to the ABL Facility, the Term Loan Facility, the Mezzanine Loan Facility and a short-term note in connection with the acquisition of land in Sparta, Wisconsin as well as dividends to our parent, fees and expenses paid in connection with our credit facilities and outstanding checks from our customers.

Net cash provided by financing activities was $18.8 million in the year ended December 31, 2011. During the period, net outstanding debt increased $22.5 million and included an increase in the Term Loan Facility of $95.6 million with $75.0 million of those proceeds used to repay the entire amount outstanding on the Mezzanine Loan Facility as well as new borrowings of $4.0 million related to the acquisition of the land in Sparta, Wisconsin. We incurred financing fees of $4.1 million and a prepayment penalty of $1.5 million in connection with this refinancing.

Net cash provided by financing activities in 2010 was $28.5 million, which included a $64.7 million increase in the size of the Term Loan Facility, a $6.5 million decrease in the size of the Mezzanine Loan Facility, the issuance of a $15.0 million note to our parent LLC, an $11.8 million capital contribution from our parent and a $51.6 million dividend paid to our parent LLC. In addition, we paid $3.9 million in financing fees and prepayment penalties related to the debt refinancing.

Net cash used in financing activities in 2009 was $0.3 million, which resulted from a $3.3 million increase in our Mezzanine Loan Facility, which is partially offset by $2.0 million in amortization of the term loan.

Credit Facilities

ABL Facility

On August 9, 2007, we entered into the ABL Facility with various banks and other financial institutions as lenders thereunder and Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association) (“Wells Fargo”), as administrative agent and lender. The ABL Facility provides for borrowings in the aggregate amount of up to $35.0 million, with a letter of credit facility sublimit of $15.0 million; provided, however, that the aggregate principal amount of the loans and letter of credit obligations outstanding at any one time shall not exceed the applicable borrowing base.

Borrowing availability under the ABL Facility is determined by a formula that considers eligible accounts receivable and inventory less any outstanding letters of credit plus a reserve for derivatives. We had no borrowings outstanding as of December 31, 2011, $9.8 million of outstanding letters of credit and $1.2 million reserved against derivative agreements, which left $24.0 million available under the ABL Facility.

Borrowings under the ABL Facility are subject to the accuracy of representations and warranties in all material respects and the absence of any defaults under the ABL Facility and the Term Loan Facility.

On January 31, 2012, the ABL Facility was amended and restated to reduce the covenants and restrictions on our activities. The ABL Facility, as amended, contains customary covenants and restrictions on our activities related to, among other things: the incurrence of additional indebtedness; liens; dividends and distributions; investments, acquisitions and speculative transactions; contingent obligations; transactions with affiliates; fundamental changes to our business, property and assets; insurance; sale lease-backs; the ability to change the nature of our business, our fiscal year and our accounting policies; the ability to amend or waive any of the terms of any permitted subordinated debt, the Term Loan Facility and our organizational documents; designations of senior debt other than the ABL Facility obligations and the Term Loan Facility obligations; and the performance of material contracts, including intellectual property licenses. The ABL Facility also requires that we maintain (a) during any fiscal quarter, if excess availability falls below $6.5 million, a fixed charge coverage ratio of not less than 1.10 to 1.00 until excess availability is equal to or greater than $10.0 million and (b) aggregate excess availability of not less than $5.0 million at all times.

Term Loan Facility

On November 25, 2008, in connection with the Golden Gate Capital Acquisition, we entered into the Term Loan Facility with various banks and other financial institutions as lenders thereunder and BNP Paribas, as administrative agent. On May 7, 2010, the Term Loan Facility was amended and restated to, among other things, (1) increase the aggregate principal amount available thereunder from $102.0 million to $165.0 million and (2) add an incremental term loan facility in the maximum aggregate principal amount of $25.0 million. On June 8, 2011, the Term Loan Facility was again amended and restated to, among other things, (1) further increase the aggregate principal amount available thereunder to $260.0 million, and (2) increase the maximum aggregate principal amount under the incremental term loan facility to $50.0 million.

On January 27, 2012, we again amended and restated the Term Loan Facility to reduce the covenants and restrictions on our activities. The Term Loan Facility, as amended, contains customary covenants and restrictions on our activities related to, among other things: the incurrence of additional indebtedness; liens and negative pledges; dividends and distributions; investments and acquisitions; contingent obligations; transactions with shareholders (holders of at least 10% of the equity securities) and affiliates; fundamental changes to our business, property and assets; sale lease-backs; the ability to change the nature of our business, our fiscal year and our accounting policies; the ability to amend or waive any of the terms of the ABL Facility and other material agreements; designations of senior debt other than the Term Loan Facility obligations and the ABL Facility obligations; and the performance of material contracts, including real property leases and intellectual property licenses.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of December 31, 2011, the total of our future contractual cash commitments, including the repayment of our debt obligations under the ABL Facility and the Term Loan Facility, is summarized as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(amounts in thousands)
Long-term debt obligations (1)	$261,789	$6,364	$4,868	$127,085	$123,472
Estimated interest payments on long-term debt	61,449	12,242	24,113	22,894	2,200
Retirement plans	38,780	6,783	13,416	8,627	9,954
Operating lease obligations (2)	43,637	9,675	15,078	11,013	7,871
Other long-term liabilities (3)	2,459	225	426	420	1,388

Total Contractual Cash Obligations (4)(5)	$408,114	$35,289	$57,901	$170,039	$144,885

(1)

On June 8, 2011, we amended and restated the Term Loan Facility to, among other things, increase the aggregate principal amount available thereunder to $260.0 million and adjust the interest rate to the London Interbank Offered Rate (“LIBOR”), plus 375 basis points, and used the proceeds to prepay the Mezzanine Loan Facility in its entirety. As of December 31, 2011, we had the following amounts outstanding under our credit facilities: $257.8 million, net of unamortized original issue discount, outstanding under the Term Loan Facility; and $4.0 million outstanding under a short-term note issued in connection with the land acquisition in Sparta, Wisconsin on December 30, 2011. See “—Liquidity and Capital Resources—Credit Facilities.”

(2)

We are obligated under certain operating leases for railroad cars, mining properties, mining and processing equipment, office space, transportation and other equipment. Certain of our operating lease arrangements include options to purchase the equipment for fair market value at the end of the original lease term. Annual operating lease commitments are presented in more detail in Note M to our Combined Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

(3)	Other long-term obligations include estimated future minimum royalty payments provided for under our mineral leases.
(4)	The above table excludes discounted asset retirement obligations in the amount of $9.5 million at December 31, 2011, the majority of which have a settlement date beyond 2025.
(5)

We have indemnified underwriters for surety bonds issued on our behalf and are a contingent guarantor on a railcar lease, both of which are excluded from this table. See Note Q to our Combined Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Environmental Matters

We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. We may also from time to time incur fines and penalties associated with noncompliance with such laws and regulations. In particular, on September 8, 2011 we voluntarily disclosed potential violations of air emission permits at our Rockwood, Michigan facility to the EPA and the Michigan Department of Environmental Quality, and while no proceedings have been instituted at this time by either agency we could incur penalties or be subject to other requirements in the future as a result of such potential violations. As of December 31, 2011, we had $9.5 million accrued for future reclamation costs, as compared to $6.4 million as of December 31, 2010.

We discuss certain environmental matters relating to our various production and other facilities, certain regulatory requirements relating to human exposure to crystalline silica and our mining activity and how such matters may affect our business in the future under Item 1, “Business,” Item 1A, “Risk Factors” and Item 3, “Legal Proceedings.”

Non-GAAP Financial Performance Measures

Segment Contribution Margin

Oil & Gas Proppants contribution margin increased $24.5 million, or 57%, to $67.6 million for the year ended December 31, 2011 compared to $43.1 million for the year ended December 31, 2010 due to the factors noted above. For the year ended December 31, 2010, contribution margin increased $19.6 million, or 83% to $43.1 million compared to $23.5 million for the year ended December 31, 2009 due to the factors noted above.

Industrial & Specialty Products contribution margin increased $7.0 million, or 15%, to $53.0 million for the year ended December 31, 2011 compared to $46.0 million for the year ended December 31, 2010 due to the factors noted above. For the year ended December 31, 2010, contribution margin increased $8.6 million, or 23% to $46.0 million compared to $37.4 million for the year ended December 31, 2009 due to the factors noted above.

Segment contribution margin is not a measure of our financial performance under GAAP. For more detail on the reconciliation of segment contribution margin to its most directly comparable GAAP financial measure, income (loss) before income taxes, see Note S to our Combined Financial Statements in Part II, Item 8 of this report on Form 10-K.

Adjusted EBITDA

Adjusted EBITDA is not a measure of our financial performance or liquidity under GAAP and should not be considered as an alternative to net income as a measure of operating performance, cash flows from operating activities as a measure of liquidity or any other performance measure derived in accordance with GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Adjusted EBITDA contains certain other limitations, including the failure to reflect our cash expenditures, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized, and excludes certain non-recurring charges that may recur in the future. Management compensates for these limitations by relying primarily on our GAAP results and by using Adjusted EBITDA only supplementally. Our measure of Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA.

	Year Ended December 31,
	2011	2010	2009
	(amount in thousands)
Net income	$30,253	$11,392	$5,539
Total interest expense, net of interest income	18,347	22,989	28,153
Provision for taxes (benefit)	7,162	2,329	(3,259)
Total depreciation, depletion and amortization expenses	20,999	19,305	17,887

EBITDA	76,761	56,015	48,320
Non-cash deductions, losses and charges(1)	(526)	1,364	(3,337)
Non-recurring expenses (income)(2)	(2,028)	—	(3,837)
Transaction expenses(3)	6,043	10,669	4,263
Permitted management fees and expenses(4)	9,250	1,250	1,250
Non-cash incentive compensation(5)	1,237	383	949
Post-employment expenses (excluding service costs)(6)	1,689	2,113	2,224
Other adjustments allowable under our existing credit agreements(7)	1,131	358	181

Adjusted EBITDA	$93,557	$72,152	$50,013

(1)

Includes non-cash deductions, losses and charges arising from adjustments to estimates of a future litigation liability and the decision by our hourly workforce at our Rockwood facility to withdraw from a pension plan administered by a third party.

(2)	Includes non-recurring expenses related to a former insurer’s liquidation.
(3)

Includes natural gas hedging losses, purchase accounting adjustments, management bonuses and other expenses related to the Golden Gate Capital acquisition, as well as unamortized transaction fees and expenses arising from the refinancing of our Term Loan Facility.

(4)

Includes fees and expense paid to Golden Gate Capital for ongoing consulting and management services provided pursuant to an Advisory Agreement entered into in connection with the Golden Gate Capital Acquisition. At December 31, 2011, we recorded an accrual for $8.0 million related to the termination fee paid to Golden Gate Capital in connection with our initial public offering on January 31, 2012

(5)	Includes vesting of incentive equity compensation issued to our employees.
(6)

Includes net pension cost and net post-retirement cost relating to pension and other post-retirement benefit obligations during the applicable period, but in each case excluding the service cost relating to benefits earned during such period. See Note P to our Combined Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

(7)

Reflects miscellaneous adjustments permitted under our existing credit agreements, including such items as expenses related to reviewing potential acquisitions and costs associated with relocating the corporate headquarters.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our combined financial statements, which have been prepared in accordance with accounting principles generally acceptable in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported revenues and expenses during the reporting periods. We evaluate these estimates and assumptions on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may materially differ from these estimates.

A summary of the Company’s significant accounting policies is included in Note B to the Combined Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. Management believes that the application of these policies on a consistent basis enables the Company to provide the users of the Combined Financial Statements with useful and reliable information about the Company’s operating results and financial condition.

Listed below are the accounting policies we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved, and that we believe are critical to the understanding of our operations.

Impairment of Long-Lived Assets

We periodically evaluate whether current events or circumstances indicate that the carrying value of our long-lived assets, including goodwill and other intangible assets, to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. A detailed determination of the fair value may be carried forward from one year to the next if certain criteria have been met. We report an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.

Factors we generally consider important in our evaluation and that could trigger an impairment review of the carrying value of long-lived assets include significant underperformance relative to expected operating trends, significant changes in the way assets are used, underutilization of our tangible assets, discontinuance of certain products by us or by our customers, a decrease in estimated mineral reserves, and significant negative industry or economic trends.

The recoverability of the carrying value of our mineral properties is dependent upon the successful development, start-up and commercial production of our mineral deposit and the related processing facilities. Our evaluation of mineral properties for potential impairment primarily includes assessing the existence or availability of required permits and evaluating changes in our mineral reserves, or the underlying estimates and assumptions, including estimated production costs. Assessing the economic feasibility requires certain estimates, including the prices of products to be produced and processing recovery rates, as well as operating and capital costs.

Although we believe the carrying values of our long-lived assets were realizable as of the relevant balance sheet date, future events could cause us to conclude otherwise.

Mine Reclamation Costs

We recognize the fair value of any liability for conditional asset retirement obligations, including environmental remediation liabilities when incurred, which is generally upon acquisition, construction or development and/or through the normal operation of the asset, if sufficient information exists to reasonably estimate the fair value of the liability. These obligations generally include the estimated net future costs of dismantling, restoring and reclaiming operating mines and related mine sites, in accordance with federal, state and local regulatory requirements. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs. The reclamation obligation is based on when spending for an existing environmental disturbance will occur. If the asset retirement obligation is settled for other than the carrying amount of the liability, a gain or loss is recognized on settlement. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation obligation at each mine site in accordance with ASC guidance for accounting reclamation obligations.

Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates at inactive mines are reflected in earnings in the period an estimate is revised.

Self-Insurance and Product Liability Claim Reserves

We are self-insured for various levels of employee health insurance coverage, workers’ compensation and third party product liability claims alleging occupational disease. We purchase insurance coverage for claim amounts which exceed our self-insured retentions. Depending on the type of insurance, these self-insured retentions range from $100,000 to $500,000 per occurrence.

Our insurance reserves are accrued bases on estimates of the ultimate cost of claims expected to occur during the covered period. These estimates are prepared with the assistance of outside actuaries and consultants. Our actuaries periodically review the volume and amount of claims activity, and based upon their findings, we adjust our insurance reserves accordingly. The ultimate cost of claims for a covered period may differ from our original estimates.

Employee Benefit Plans

We provide a range of benefits to our employees and retired employees, including pensions and post-retirement healthcare and life insurance benefits. We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions, including discount rates, assumed rates of returns, compensation increases, turnover rates and healthcare cost trend rates. We review the actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As required by U.S. generally accepted accounting principles, the effect of the modifications is generally recorded or amortized over future periods. We believe that the assumptions utilized in recording our obligations under the plans, which are presented in Note P to our audited Combined Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, are reasonable based on advice from our actuaries and information as to assumptions used by other employers.

Equity-Based Awards

In July 2011, the Company adopted the U.S Silica Holdings, Inc. 2011 Incentive Compensation Plan (the “2011 Plan”), which provides for grants of stock options, stock appreciation rights, restricted stock and other incentive-based awards. In 2011, we only awarded equity-based awards from the provisions of the 2011 Plan.

We account for equity-based awards in accordance with applicable guidance, which establishes standards of accounting for transactions in which an entity exchanges its equity instruments for goods or services. Equity-based compensation expense is recorded based upon the fair value of the award at grant date. Such costs are recognized as expense on a straight-line basis over the corresponding vesting period. The fair value of the grants issued was calculated based on a Black-Scholes pricing model. This model included certain market assumptions related to future volumes, projected fees and/or prices, expected costs of sales and direct operating costs and risk adjusted discount rates. We also take into consideration the rights and preferences of awarded equity incentives. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the valuation of incentive awards, which affects compensation expense related to these awards. These assumptions include an estimate of the time to liquidity event, volatility and risk free rate over a period of time corresponding to the time to liquidity event.

The fair value of the equity units granted in 2011 was estimated using the following assumptions:

Risk-free interest rate	1.21 – 2.01%
Expected volatility	45%
Time to liquidity event	5.48 – 6.25 years

Our risk-free interest rate is an interpolated rate from the U.S. constant maturity treasury rate for a term corresponding to the time to liquidity event, as described below. An increase in the risk-free rate will increase compensation expense.

Our expected volatility is a measure of the amount by which the price of various comparable company’s common stock has fluctuated or is expected to fluctuate, as our common stock is not publicly-traded. The comparable companies were selected by analyzing public companies in the industry based on various factors including, but not limited to, company size, financial data availability, active trading volume and capital structure. An increase in the expected volatility will increase compensation expense.

Our time to liquidity event is the period of time over which the underlying equity units are expected to remain outstanding. An increase in the expected term will increase compensation expense.

We will continue to use judgment in evaluating the risk-free interest rate, expected volatility and lives related to our equity-based compensation on a prospective basis and incorporating these factors into our pricing model.

Taxes

Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. This approach requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based upon the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the expenses are expected to reverse. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

We recognize a tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the tax benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. At the adoption date, we applied the uncertain tax position guidance to all tax positions for which the statute of limitations remained open. The adoption of this guidance did not have a material impact on our combined financial condition or results of operations.

We evaluate quarterly the realizability of our deferred tax assets by assessing the need for a valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets. Factors that may affect our ability to achieve sufficient forecasted taxable income include, but are not limited to, the following: a decline in sales or margins, increased competition or loss of market share. In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended time to resolve. We believe that adequate provisions for income taxes have been made for all years.

The largest permanent item in computing both our effective tax rate and taxable income is the deduction allowed for statutory depletion. The impact of statutory depletion on the effective tax rate is presented in Note O to our Combined Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. The deduction for statutory depletion does not necessarily change proportionately to changes in income before income taxes.

Recent Accounting Pronouncements

New accounting guidance that we have recently adopted, as well as accounting guidance that has been recently issued but not yet adopted by us, are included in Note B to our Combined Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Internal Control over Financial Reporting

We reissued our 2010 financial statements after management identified a material weakness in its internal controls related to stock-based compensation. Based on a misinterpretation of accounting guidance, management did not properly record compensation for equity-based awards granted at our parent LLC to certain of our employees. This resulted in an understatement of stock-based compensation expense in 2009 and 2010. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. No additional equity-based awards are expected to be granted to our employees at our parent LLC in the future and, therefore, no additional remediation efforts are necessary.

If we fail to maintain effective internal controls in the future, it could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis, which could cause investors to lose confidence in our financial information or cause our stock price to decline.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks, which exist as a part of our ongoing business operations. We use derivative financial and commodity instruments, where appropriate, to manage these risks. As a matter of policy, we do not engage in trading or speculative transactions. Refer to Note K to our Combined Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on our derivative financial and commodity instruments.

Interest Rate and Commodity Price Risks

We use interest rate and natural gas hedge agreements in the normal course of our business to manage both our interest and energy costs and the risks associated with changing interest rates and natural gas prices. These hedge agreements are used to exchange the difference between fixed and variable-rate interest amounts or natural gas prices calculated by reference to an agreed-upon notional principal amount or natural gas quantity. We do not use derivative financial instruments for trading or speculative purposes. By their nature, all such instruments involve risk, including the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract (credit risk) or the possibility that future changes in market price may make a financial instrument less valuable or more onerous (market risk). As is customary for these types of instruments, we do not require collateral or other security from other parties to these instruments. In management’s opinion, there is no significant risk of loss in the event of nonperformance of the counterparties to these financial instruments.

The fair value of the hedge agreements represents the estimated receipts or payments that would be required to settle the agreements at year-end. Quoted market prices were used to estimate the fair values of the interest rate and natural gas hedge agreements. The notional amount represents agreed upon amounts on which calculations of dollars to be exchanged are based. They do not represent amounts exchanged by the parties and, therefore, are not a measure of our exposure. Our credit exposure is limited to the fair value of the contracts with a positive fair value plus interest receivable, if any, as of the reporting date.

		December 31, 2011			December 31, 2010
	Maturity Date	Contract/Notional Amount	Carrying Amount	Fair Value	Contract/Notional Amount	Carrying Amount	Fair Value
			(dollars in thousands)			(dollars in thousands)
Natural gas rate swap agreements	2011				420,000 MMBTU	$(109)	$(109)
Interest rate cap agreement(1)	2012	$100 million	$—	$—	$100 million	$13	$13
Interest rate cap agreement(1)	2013	$20 million	$11	$11	$20 million	$244	$244

(1)	Agreements limit the LIBOR floating interest rate base to 4%.

We have designated these contracts as qualified cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings. We had no ineffective contracts as of December 31, 2011.

A hypothetical increase or decrease in interest rates by 1.0% would have changed our interest expense by $2.5, $2.4 and $1.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk related to interest rates is the potential loss arising from adverse changes in interest rates. We do not believe that inflation has a material impact on our financial position or results of operations during periods covered by the financial statements included in this Annual Report on Form 10-K.

Credit Risk

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers. We examine the creditworthiness of third-party customers to whom we extend credit and manage our exposure to credit risk through credit analysis, credit approval, credit limits and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees, although collateral is generally not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Combined Financial Statements are filed as part of this Annual Report on Form 10-K:

U.S. SILICA HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm	84
Combined Balance Sheets as of December 31, 2011 and 2010	85
Combined Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009	86
Combined Statements of Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009	87
Combined Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009	88
Notes to the Combined Financial Statements	89

Grant Thornton LLP 1 South Street, Suite 2400 Baltimore, MD 21202-7304 T 410.685.4000 F 410.837.0587 www.GrantThornton.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

U.S. Silica Holdings, Inc. and Subsidiaries and GGC RCS Holdings, Inc.

We have audited the accompanying combined balance sheets of U.S. Silica Holdings, Inc. (a Delaware Corporation) and Subsidiaries and GGC RCS Holdings, Inc. as of as of December 31, 2011 and 2010, and the related combined statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of U.S. Silica Holdings, Inc. and Subsidiaries and GGC RCS Holdings, Inc. as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

Baltimore, Maryland

March 20, 2012

Grant Thornton LLP

U.S. member firm of Grant Thornton International Ltd.

U.S. SILICA HOLDINGS, INC.

COMBINED BALANCE SHEETS

	December 31,
	2011	2010
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$59,199	$64,500
Accounts receivable, net	46,600	30,044
Inventories	29,307	22,418
Prepaid expenses and other current assets	8,561	3,191
Deferred income taxes, net	28,007	4,557
Income tax receivable	3,895	2,150

Total current assets	175,569	126,860

Property, plant and mine development, net	336,788	287,595
Debt issuance costs, net	1,291	1,322
Goodwill	68,403	68,403
Trade names	10,436	10,436
Customer relationships, net	6,942	7,353
Other assets	6,367	6,565

Total assets	$605,796	$508,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Book overdraft	$5,588	$3,727
Accounts payable	36,579	12,027
Accrued liabilities	9,875	8,949
Accrued interest	1,659	101
Current portion of long-term debt	6,364	1,510
Current portion of deferred revenue	10,393	6,512

Total current liabilities	70,458	32,826

Long-term debt	255,425	236,932
Note payable to parent	15,000	15,000
Liability for pension and other post-retirement benefits	52,078	49,460
Deferred revenue	2,128	13,077
Deferred income taxes, net	75,915	53,124
Other long-term obligations	12,858	10,551

Total liabilities	483,862	410,970
Commitments and contingencies

Stockholders’ Equity:
Common stock - $0.01 par value, 100 million authorized shares, 50 million shares issued and outstanding	500	500
Additional paid-in capital	103,757	102,519
Retained earnings (accumulated deficit)	30,038	(215)
Accumulated other comprehensive loss	(12,361)	(5,240)

Total stockholders’ equity	121,934	97,564

Total liabilities and stockholders’ equity	$605,796	$508,534

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.

COMBINED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share amounts)
Sales	$295,596	$244,953	$191,623
Cost of goods sold (excluding depreciation, depletion and amortization)	181,196	157,994	136,200
Operating expenses
Selling, general and administrative	23,348	20,413	10,672
Advisory fees to parent	9,250	1,250	1,250
Depreciation, depletion and amortization	20,999	19,305	17,887

	53,597	40,968	29,809

Operating income	60,803	45,991	25,614
Other (expense) income
Interest expense	(18,407)	(23,034)	(28,228)
Early extinguishment of debt	(6,043)	(10,195)	—
Other income, net, including interest income	1,062	959	4,894

	(23,388)	(32,270)	(23,334)

Income before income taxes	37,415	13,721	2,280
Income tax (expense) benefit	(7,162)	(2,329)	3,259

Net income	$30,253	$11,392	$5,539

Earnings per share:
Basic	$0.61	$0.23	$0.11
Diluted	$0.61	$0.23	$0.11

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.

COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Unrealized (Loss) Gain on Derivatives	Pension and Other Post- retirement Benefits Liability	Total	Total Stockholders’ Equity
	(in thousands)
Balance at December 31, 2008	$500	$125,700	$(1,858)	$(1,688)	$(991)	$(2,679)	$121,663
Comprehensive income, net of income taxes:
Net income	—	—	5,539	—	—	—	5,539
Unrealized gain (loss) on derivatives (net of $1,044 tax expense)	—	—	—	1,639	—	1,639	1,639
Minimum pension liability (net of $966 tax benefit)	—	—	—	—	(2,760)	(2,760)	(2,760)

Total comprehensive income	—	—	—	—	—	—	4,418
Equity-based compensation	—	949	—	—	—	—	949

Balance at December 31, 2009	500	126,649	3,681	(49)	(3,751)	(3,800)	127,030
Comprehensive income, net of income taxes:
Net income	—	—	11,392	—	—	—	11,392
Unrealized gain (loss) on derivatives (net of $308 tax benefit)	—	—	—	(483)	—	(483)	(483)
Minimum pension liability (net of $1,339 tax benefit)	—	—	—	—	(957)	(957)	(957)

Total comprehensive income	—	—	—	—	—	—	9,952
Capital contributed by parent	—	11,800	—	—	—	—	11,800
Equity-based compensation	—	383	—	—	—	—	383
Dividend	—	(36,313)	(15,288)	—	—	—	(51,601)

Balance at December 31, 2010	500	102,519	(215)	(532)	(4,708)	(5,240)	97,564
Comprehensive income, net of income taxes:
Net income	—	—	30,253	—	—	—	30,253
Unrealized gain (loss) on derivatives (net of $14 tax expense)	—	—	—	123	—	123	123
Minimum pension liability (net of $4,627 tax benefit)	—	—	—	—	(7,244)	(7,244)	(7,244)

Total comprehensive income	—	—	—	—	—	—	23,132
Equity-based compensation	—	1,238	—	—	—	—	1,238

Balance at December 31, 2011	$500	103,757	$30,038	$(409)	$(11,952)	$(12,361)	$121,934

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.

COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Operating activities:
Net income	$30,253	$11,392	$5,539
Adjustments:
Depreciation, depletion and amortization	20,999	19,305	17,887
Debt issuance amortization	265	450	853
Original issue discount amortization	157	383	830
Early extinguishment of debt	6,043	10,195	—
Deferred income taxes	(659)	(1,324)	(4,236)
(Gain)/loss on disposal of property, plant and equipment	(35)	2	8
Deferred revenue	(7,068)	(5,812)	(1,693)
Equity-based compensation	1,238	383	949
Other	(5,105)	(2,979)	(2,740)
Changes in assets and liabilities:
Accounts receivable	(16,437)	1,717	(289)
Inventories	(6,889)	869	(225)
Prepaid expenses and other current assets	(5,370)	194	1,521
Income taxes	(1,745)	(2,341)	840
Accounts payable and accrued liabilities	25,360	4,282	(5,293)
Accrued interest	1,558	22	(88)

Net cash provided by operating activities	42,565	36,738	13,863

Investing activities:
Capital expenditures	(66,745)	(15,241)	(13,350)
Proceeds from sale of property, plant and equipment	106	78	42

Net cash used in investing activities	(66,639)	(15,163)	(13,308)

Financing activities:
Change in book overdraft	1,861	2,497	(1,488)
Capital contributed by parent	—	11,800	—
Proceeds from issuance of note to parent	—	15,000	—
Dividends paid	—	(51,601)	—
Issuance of long-term debt	259,061	65,909	3,307
Issuance of short-term debt	3,932	—	—
Repayment of long-term debt	(240,476)	(11,214)	(2,048)
Principal payments on capital lease obligations	—	(5)	(4)
Prepayment penalties on long-term debt	(1,500)	(392)	—
Financing fees	(4,105)	(3,543)	(55)

Net cash provided by (used in) financing activities	18,773	28,451	(288)

Net increase (decrease) in cash and cash equivalents	(5,301)	50,026	267
Cash and cash equivalents, beginning of period	64,500	14,474	14,207

Cash and cash equivalents, end of period	$59,199	$64,500	$14,474

Supplemental cash flow information:
Cash paid during the period for:
Interest	$18,404	$20,108	$22,103
Taxes	$6,915	$4,246	$301

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

NOTE A—ORGANIZATION

U.S. Silica Holdings, Inc. (“Holdings”), formerly GGC USS Holdings, Inc., was organized November 14, 2008 and is a wholly-owned subsidiary of GGC USS Holdings, LLC. On November 25, 2008, U.S. Silica Holdings, Inc. acquired Hourglass Acquisitions I, LLC, whose only operating subsidiary was U.S. Silica Company (“U.S. Silica”). In addition, effective January 31, 2012, with the offering of securities under Form S-1, as filed with the Securities and Exchange Commission, GGC USS Holdings, LLC contributed to Holdings all of the stock of its wholly-owned subsidiary, GGC RCS Holdings, Inc., whose operating subsidiary is Coated Sand Solutions, LLC (“Coated Sand Solutions”). Coated Sand Solutions is developing resin-coated sand products for sale into the oil and gas market.

In consideration of the contribution of GGC RCS Holdings, Inc. to Holdings on January 31, 2012, Holdings and its subsidiaries are presented on a combined basis with GGC RCS Holdings, Inc. for all periods presented and are collectively referred to herein, as the “Company”.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The Company’s Combined Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the Company’s Combined Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Combined Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production amortization calculations; environmental, reclamation and closure obligations; estimates of recoverable minerals; estimates of fair value for certain reporting units and asset impairments (including impairments of goodwill and other long-lived assets); write-downs of inventory to net realizable value; post-employment, post-retirement and other employee benefit liabilities; valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments including derivative instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Principles of Combination

The Combined Financial Statements include the accounts of Holdings and its direct and indirect wholly-owned subsidiaries and GGC RCS Holdings, Inc. (formed in 2010). All significant intercompany balances and transactions have been eliminated in combination.

The Company follows FASB Accounting Standards Codification (“ASC”) guidance for identification and reporting of entities over which control is achieved through means other than voting rights. The guidance defines such entities as Variable Interest Entities (“VIEs”). As of December 31, 2011 and for the periods presented herein, the Company has identified no entities over which we maintain any level of control that would qualify for consolidation under ASC guidance.

U.S. SILICA HOLDINGS, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Revenue Recognition

Revenue is recognized from a sale when persuasive evidence of an arrangement exists, the price is fixed or determinable, the product has been delivered or legal title has been transferred to the customer and collection of the sales price is reasonably assured. Amounts received from customers in advance of revenue recognition are deferred as liabilities.

The Company derives its sales by mining and processing minerals that its customers purchase for various uses. Its sales are primarily a function of the price per ton realized and the volumes sold. In some instances, its sales also include a charge for transportation services it provides to its customers. The Company’s transportation revenue fluctuates based on a number of factors, including the volume of product it transports under contract, service agreements with its customers, the mode of transportation utilized and the distance between its plants and customers.

The Company primarily sells its products under short-term price agreements or at prevailing market rates. For a limited number of customers, the Company sells under long-term, competitively-bid supply agreements. For the year ended December 31, 2011, the Company had take-or-pay supply agreements with three of its customers in the oil & gas proppants segment with initial terms expiring between 2014 and 2016. These agreements define, among other commitments, the volume of product that its customers must purchase, the volume of product that it must provide and the price that it will charge and that its customers will pay for each product. Prices under these agreements are generally fixed and subject to upward adjustment in response to certain cost increases. As a result, the Company’s realized prices may not grow at rates consistent with broader industry pricing. For example, during periods of rapid price growth, its realized prices may grow more slowly than those of competitors, and during periods of price decline, its realized prices may outperform industry averages.

The Company invoices the majority of its clients on a per shipment basis, although for some larger customers, the Company consolidates invoices weekly or monthly. Standard terms are net 30 days, although extended terms are offered in competitive situations. The amounts invoiced include the amount charged for the product, transportation costs (if paid by the Company) and costs for additional services as applicable, such as costs related to transload the product from railcars to trucks for delivery to the customer site.

Cash and Cash Equivalents

Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Cash and cash equivalents are invested primarily in money market securities with high quality institutions. Accounts at each institution are insured by Federal Deposit Insurance Corporation. Cash balances at times may exceed federally-insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Accounts Receivable

The majority of the Company’s accounts receivable are due from companies in the glass, oil and natural gas drilling, building products, filler and extenders, foundries and other major industries. Credit is extended based on evaluation of a customers’ financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the payment terms are considered past due. The Company

U.S. SILICA HOLDINGS, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they are deemed uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Management believes it maintains adequate reserves for potential credit losses; ongoing credit evaluations are performed and collateral is generally not required.

The Company’s five largest customers accounted for approximately 25%, 29% and 23% of sales in the years ended December 31, 2011, 2010 and 2009, respectively. No single individual customer accounted for more than 10% of sales in the years ended December 31, 2011, 2010 and 2009.

Inventories

Inventories represent silica and other industrial sand available for shipment. The Company values inventory at the lower of cost or market. Cost is determined using the first-in, first-out and average cost methods.

Property, Plant and Mine Development

Property and equipment

Property and equipment is recorded at cost and depreciated over their estimated useful lives. Interest incurred during construction of facilities is capitalized and depreciated over the life of the asset. Depreciable properties, mining properties, and mineral deposits acquired in connection with business acquisitions are recorded at fair market value as of the date of acquisition.

Costs for normal repairs and maintenance that do not extend economic life or improve service potential are expensed as incurred. Costs of improvements that extend economic life or improve service potential are capitalized and depreciated over the estimated remaining useful life.

Depreciation is recorded using the straight-line method over the assets’ estimated useful life as follows: buildings (15 years); land improvements (10 years); machinery & equipment, including computer equipment and software (3-10 years); furniture & fixtures (8 years). Leasehold improvements are depreciated over the shorter of the asset life or lease term. Construction-in-progress is primarily comprised of machinery and equipment, which has not yet been placed in service.

Gains on the sale of assets are included in income when the assets are disposed of provided there is more than reasonable certainty of the collectability of the sales price and any future activities required to be performed by us relating to the disposal of the assets are complete or insignificant. Upon retirement or disposal of assets, all costs and related accumulated depreciation or amortization are written-off.

Depletion and amortization of mineral deposits are recorded as the minerals are extracted, based on units of production and engineering estimates of mineable reserves. The impact of revisions to reserve estimates is recognized on a prospective basis.

We evaluate the carrying value of our property and equipment if impairment evaluation triggering events occur. If it is determined that the current net book value is in excess of the fair value, the excess of the net book value over the estimated fair value is recorded in our combined statements of operations as impairment loss. Fair

U.S. SILICA HOLDINGS, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

value is generally estimated using valuation techniques that consider the discounted cash flows of the asset at rates deemed reasonable for the type of asset and prevailing market conditions, appraisals, including recent similar transactions in the market and if appropriate and available, current estimated net sales proceeds from pending offers.

We will classify an asset as held for sale when we have committed to a plan to sell the asset, the sale of the asset is probable within one year, and actions to complete the sale are unlikely to change or that the sale will be withdrawn. Accordingly, we typically classify assets as held for sale when our Board of Directors has approved the sale, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing contingencies exist which could prevent the transaction from being completed in a timely manner. If these criteria are met, we will record an impairment loss if the fair value, less cost to sell, is lower than the carrying amount of the asset and will cease recording depreciation. We will classify the loss, together with the related operating results, including related interest expense on any debt assumed by the buyer or that is required to be repaid as a result of the sale, as discontinued operations on our combined statement of operations, presuming that we will not have continuing involvement with the property or asset after the sale, and classify the asset and related liability as held for sale on our combined balance sheet. Gains on sales of assets are recognized at the time of sale or deferred and recognized as income in subsequent periods as conditions requiring deferral are satisfied or expire without further cost to us.

Mine exploration and development

Mine exploration and development costs include engineering and mineral studies, drilling and other related costs to delineate an ore body, the removal of overburden to initially expose an ore body for production. Costs incurred before mineralization are classified as proven and probable reserves are expensed and classified as exploration or advanced projects, research and development expense. Capitalization of mine development project costs, that meet the definition of an asset, begins once mineralization is classified as proven and probable reserves.

Drilling and related costs are capitalized for an ore body where proven and probable reserves exist and the activities are directed at obtaining additional information on the ore body or converting non-reserve mineralization to proven and probable reserves and the benefit is expected to be realized over a period beyond one year. All other drilling and related costs are expensed as incurred. Drilling costs incurred during the production phase for operational ore control are allocated to inventory costs and then included as a component of costs applicable to sales.

The cost of removing overburden and waste materials to access the ore body at an open pit mine prior to the production phase are referred to as “pre-stripping costs.” Pre-stripping costs are capitalized during the development of an open pit mine. Where multiple open pits exist at a mining complex utilizing common processing facilities, pre-stripping costs are capitalized at each pit. The removal, production, and sale of de minimis saleable materials may occur during development and are recorded as other income, net of incremental mining and processing costs.

The production phase of an open pit mine commences when saleable minerals, beyond a de minimis amount, are produced. Stripping costs incurred during the production phase of a mine are variable production costs that are included as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory. The Company’s definition of a mine and the mine’s production

U.S. SILICA HOLDINGS, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

phase may differ from that of other companies in the mining industry resulting in incomparable allocations of stripping costs to deferred mine development and production costs. Other mining companies may expense pre-stripping costs associated with subsequent pits within a mining complex.

Mine development costs are amortized using the units-of-production (“UOP”) method based on estimated recoverable tons in proven and probable reserves. To the extent that these costs benefit an entire ore body, they are amortized over the estimated life of the ore body. Costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are amortized over the estimated life of that specific ore block or area.

Mine reclamation costs

We recognize the fair value of any liability for conditional asset retirement obligations, including environmental remediation liabilities when incurred, which is generally upon acquisition, construction or development and/or through the normal operation of the asset, if sufficient information exists to reasonably estimate the fair value of the liability. These obligations generally include the estimated net future costs of dismantling, restoring and reclaiming operating mines and related mine sites, in accordance with federal, state and local regulatory requirements. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs. The reclamation obligation is based on when spending for an existing environmental disturbance will occur. If the asset retirement obligation is settled for other than the carrying amount of the liability, a gain or loss is recognized on settlement. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation obligation at each mine site in accordance with ASC guidance for accounting reclamation obligations.

Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates at inactive mines are reflected in earnings in the period an estimate is revised.

In connection with our annual review of our reclamation obligations in 2011, we have determined that some of our estimates required revision due to changes in cost estimates and settlement dates at numerous sites. These changes in estimates resulted in the recognition of an additional $2.6 million of reclamation obligations in 2011. As these adjustments are due to a change in estimate and not a correction of an error, we have accounted for the effect of these changes in estimates on a prospective basis and have recognized the related adjustment in the current period.

The Company reported a liability of $9.5 million and $6.4 million in other long-term obligations related to this obligation as of December 31, 2011 and 2010, respectively. Changes in the asset retirement obligation are as follows:

	2011	2010
Beginning balance	$6,401	$5,905
Payments	—	—
Accretion	537	496
Revisions of prior estimates	2,566	—

Ending balance	$9,504	$6,401

U.S. SILICA HOLDINGS, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Goodwill and Other Intangible Assets and Related Impairment

The Company’s intangible assets consist of goodwill, which is not being amortized; indefinite lived intangibles, which consist of certain trade names that are not subject to amortization; and customer relationships, which are being amortized on a straight-line basis over their useful life of 20 years.

Goodwill represents the excess of purchase price over the fair value of net assets from the business acquisition. Goodwill and other intangible assets with indefinite lives are reviewed for impairment annually as of October 31 or more frequently whenever events or circumstances change that would more likely than not reduce the fair value of those assets. The impairment test for goodwill requires a comparison of the fair value with the carrying amount, including goodwill. If this comparison reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of the fair value of the Company over the fair value of all recognized and unrecognized assets and liabilities.

The evaluation of goodwill for possible impairment includes estimating the fair value of the Company using discounted cash flows and multiples of cash earnings valuation techniques, plus valuation comparisons to similar businesses. These valuations require the Company to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. Although the Company believes that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions.

As of December 31, 2011, the gross carrying amount of the customer relationships intangible asset was $8.2 million with accumulated amortization of $1.2 million. We review all finite-lived intangible assets for impairment when circumstances indicate that their carrying amounts may not be recoverable. We evaluate the carrying value of all finite-lived intangible assets for impairment by comparing the expected undiscounted future cash flows of the asset to the net book value of the asset. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is recorded in our combined statements of operations as impairment loss. Fair value is generally estimated using valuation techniques that consider the discounted cash flows of the asset at rates deemed reasonable for the type of asset and prevailing market conditions, replacement cost, appraisals, including recent similar transactions in the market and if appropriate, current estimated net sales proceeds from pending offers. As of December 31, 2011, the remaining useful life of our customer relationships was 16.9 years. The estimated annual amortization in each of the next five years is $411.

Debt Issuance Costs

Debt issuance costs consist of loan origination costs, which are being amortized using the effective interest method over the term of the related debt principal. Amortization included in interest expense was $265, $447 and $853 for the years ended December 31, 2011, 2010 and 2009, respectively.

Transportation Revenue and Expense

Transportation revenue is the revenue the Company receives from charging its customers to deliver product to their locations or to a transload site from which customers are able to take possession and is included in revenue. Transportation expense is the cost the Company pays to ship product from its production facilities to customer facilities or to a transload site from which customers can take possession and is included in cost of goods sold.

U.S. SILICA HOLDINGS, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Environmental Costs

Environmental costs, other than qualifying capital expenditures, are accrued at the time the exposure becomes known and costs can be reasonably estimated. Costs are accrued based upon management’s estimates of all direct costs, after taking into account expected reimbursement by third parties (primarily the sellers of acquired businesses), and are reviewed by outside consultants. Environmental costs are charged to expense unless a settlement with an indemnifying party has been reached.

Self-Insurance

We are self-insured for various levels of employee health insurance coverage, workers’ compensation and third party product liability claims alleging occupational disease. We purchase insurance coverage for claim amounts which exceed our self-insured retentions. Depending on the type of insurance, these self-insured retentions range from $100,000 to $500,000 per occurrence.

Our insurance reserves are accrued based on estimates of the ultimate cost of claims expected to occur during the covered period. These estimates are prepared with the assistance of outside actuaries and consultants. Our actuaries periodically review the volume and amount of claims activity, and based upon their findings, we adjust our insurance reserves accordingly. The ultimate cost of claims for a covered period may differ from our original estimates.

The current portion of our self-insurance reserves is included in accrued liabilities and the non-current portion is included in other long-term obligations in our combined balance sheets. Our self-insurance reserves totaled $3.6 million and $4.2 million at December 31, 2011 and 2010, respectively. Of these amounts, $1.2 million and $1.0 million, respectively, were classified as current.

Equity-based Compensation

The Company recognizes the cost of employee services rendered in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of the grant. Compensation expense for equity units is recognized, on a straight-line basis, net of forfeitures, over the requisite service period for the fair value of the awards that actually vest.

Income Taxes

Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. This approach requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based upon the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the expenses are expected to reverse. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company recognizes a tax benefit associated with an uncertain tax position when, in management’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax benefit as the largest amount that it judges to have a greater than 50% likelihood

U.S. SILICA HOLDINGS, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management.

The largest permanent item in computing both the Company’s effective tax rate and taxable income is the deduction allowed for statutory depletion. The impact of statutory depletion on the effective tax rate is presented in Note O to these financial statements. The deduction for statutory depletion does not necessarily change proportionately to changes in income before income taxes.

Net Income per Common Share

Basic and diluted income per share is presented for net income. Basic income per share is computed by dividing income available to common shareholders by the weighted-average number of outstanding common shares for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts that may require the issuance of common shares in the future were converted. Diluted income per share is computed by increasing the weighted-average number of outstanding common shares to include the additional common shares that would be outstanding after conversion and adjusting net income for changes that would result from the conversion. Only those securities or other contracts that result in a reduction in earnings per share are included in the calculation.

Comprehensive Income

In addition to net income, comprehensive income (loss) includes all changes in equity during a period, such as adjustments to minimum pension liabilities and the effective portion of changes in fair value of derivative instruments that qualify as cash flow hedges.

Financial Instruments

The Company uses interest rate and natural gas hedge agreements to manage interest and energy costs and the risk associated with changing interest rates and natural gas prices. Amounts to be paid or received under these hedge agreements are accrued as interest rates or natural gas prices change and are recognized over the life of the hedge agreements as an adjustment to interest expense or, in the case of natural gas, cost of goods sold. The Company’s policy is to not hold or issue derivative financial instruments for trading or speculative purposes. When entered into, these financial instruments are designated as hedges of underlying exposures, associated with the Company’s long-term debt and energy costs, and are monitored to determine if they remain effective hedges. Gains and losses on derivatives designated as cash flow hedges are recorded in other comprehensive income net of tax and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of all hedges, if any, is recognized currently in income. Additional disclosures for derivative instruments are presented in Note K to these financial statements.

Reclassifications

The Combined Financial Statements for prior years reflect certain reclassifications to conform to classification adopted in 2011. These classifications relate specifically to the presentation of advisory fees to our parent and have no effect on our net income.

U.S. SILICA HOLDINGS, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued changes to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. These changes both clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. These changes become effective for us on January 1, 2012. Management is currently evaluating the potential impact of these changes on the Combined Financial Statements.

In June 2011, the FASB issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes become effective for us on January 1, 2012. Management is currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income. Other than the change in presentation, management has determined these changes will not have an impact on the Combined Financial Statements.

In September 2011, the FASB issued changes to the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. These changes become effective for us for any goodwill impairment test performed on January 1, 2012 or later, although early adoption is permitted. As these changes should not affect the outcome of the impairment analysis of a reporting unit, management has determined these changes will not have an impact on the Combined Financial Statements.

In September 2011, the FASB issued changes to increase the level of disclosure about an employer’s participation in a multiemployer pension plan. These changes require that employers provide additional separate quantitative and qualitative disclosures for multiemployer pension plans and multiemployer other post-retirement benefit plans, including the significant multiemployer plan(s) in which an employer participates, the level at which an employer participates in the plan(s), the financial health of the plan(s) and the nature of the employer

U.S. SILICA HOLDINGS, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

commitments to the plan(s). These changes become effective for us December 15, 2012. Other than the change with regard to additional disclosure, management has determined these changes will not have an impact on the Combined Financial Statements.

In December 2011, the FASB issued changes to the disclosure of netting arrangements. These changes require companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. These changes become effective for us January 1, 2013. Management is currently evaluating the potential impact of these changes on the Combined Financial Statements.

Proposed Accounting Pronouncements

In recent exposure drafts, the International Accounting Standards Board (IASB) and the FASB proposed a new approach to the accounting for leases. From a lessee’s perspective, the exposure drafts propose to abolish the distinction between operating and finance/capital leases. In its place, a right-of-use model would be used. This proposal, as currently written, would require the lessee to recognize an asset for its right to use the underlying leased asset and a liability for its obligation to make lease payments. This would lead to an increase in assets and liabilities for leases currently classified as an operating lease and could also lead to a change in timing as to when the expense is recognized. This exposure draft is not yet finalized; however, we believe knowledge of this information is useful to the reader of our financial statements as some of our operating assets and machinery, including rail cars, are currently leased, and those leases are accounted for as operating leases.

Recently Adopted Accounting Pronouncements

On January 1, 2011, we adopted changes issued by the FASB to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). These changes were applied to the disclosures in Note J to the Combined Financial Statements.

NOTE C—EARNINGS PER SHARE

On November 25, 2008, we issued 1,000 shares of our common stock to our parent company and sole stockholder, GGC USS Holdings, LLC, for an aggregate purchase price of $10.00. The shares were issued in reliance on Section 4(2) of the Securities Act as the sale of the securities did not involve a public offering. Appropriate legends were affixed to the securities issued in this transaction. On July 8, 2011, our board of directors approved and the Company subsequently filed an amended and restated certificate of incorporation which, among other things, increased the authorized shares of common stock to 100 million shares. The amended and restated certificate of incorporation also created a 50,000-for-one split of the Company’s common stock. All common stock share and per share data of the Company contained in the financial statements have been retroactively adjusted to reflect this stock split for all periods presented.

Basic income per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income per common share is computed similarly to basic income per common share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

U.S. SILICA HOLDINGS, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

	2011	2010	2009
Net income attributable to U.S. Silica stockholders:
Continuing operations	$30,253	$11,392	$5,539

	$30,253	$11,392	$5,539

Weighted average common shares (thousands):
Basic	50,000	50,000	50,000
Effect of employee stock based awards	6	—	—

Diluted	50,006	50,000	50,000

Net income attributable to U.S. Silica stockholders per common share
Basic:
Continuing operations	$0.61	$0.23	$0.11

	$0.61	$0.23	$0.11

Diluted:
Continuing operations	$0.61	$0.23	$0.11

	$0.61	$0.23	$0.11

There were no outstanding options to purchase common stock at December 31, 2011, 2010 and 2009 that were anti-dilutive.

NOTE D—ACCOUNTS RECEIVABLE

At December 31, 2011 and 2010, accounts receivable consisted of the following:

	At December 31,
	2011	2010
Trade receivables	$46,094	$30,097
Less: Allowance for doubtful accounts	(779)	(832)

Net trade receivables	45,315	29,265
Other receivables	1,285	779

Total accounts receivable	$46,600	$30,044

Trade receivables relate to sales of commercial silica, for which credit is extended based on the customer’s credit history. Other receivables primarily represent amounts due from insurance claims under an indemnity (Note N) and taxes.

Changes in the Company’s allowance for doubtful accounts are as follows:

	At December 31,
	2011	2010
Beginning balance	$832	$729
Bad debt provision	(34)	270
Accounts written off	(19)	(167)

Ending balance	$779	$832

U.S. SILICA HOLDINGS, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

NOTE E—INVENTORIES

At December 31, 2011 and 2010, inventories consisted of the following:

	At December 31,
	2011	2010
Supplies	$12,671	$11,475
Raw materials and work in process	8,671	6,208
Finished goods	7,965	4,735

Total inventories	$29,307	$22,418

NOTE F—PROPERTY, PLANT AND MINE DEVELOPMENT

At December 31, 2011 and 2010, property, plant and mine development consisted of the following:

	As of December 31, 2011
	Cost	Accumulated Depreciation/ Amortization	Net Book Value
Mining property and mine development	$155,182	$(11,486)	$143,696
Asset retirement cost	8,362	(671)	7,691
Land	29,806	—	29,806
Land improvements	10,280	(2,831)	7,449
Buildings	17,380	(3,257)	14,123
Machinery and equipment	153,560	(37,297)	116,263
Furniture and fixtures	599	(67)	532

	375,169	(55,609)	319,560
Construction-in-progress	17,228	—	17,228

	$392,397	$(55,609)	$336,788

	As of December 31, 2010
	Cost	Accumulated Depreciation/ Amortization	Net Book Value
Mining property and mine development	$154,529	$(7,567)	$146,962
Asset retirement cost	5,620	(992)	4,628
Land	21,618	—	21,618
Land improvements	9,261	(1,879)	7,382
Buildings	17,204	(2,104)	15,100
Machinery and equipment	111,227	(24,082)	87,145
Furniture and fixtures	28	(7)	21

	319,487	(36,631)	282,856
Construction-in-progress	4,739	—	4,739

	$324,226	$(36,631)	$287,595

U.S. SILICA HOLDINGS, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Depreciation expense, including depletion and amortization, recognized during the year ended December 31, 2011, 2010 and 2009 was $20,999, $19,305 and $17,887, respectively. As of December 31, 2011, we hold no assets under a capital lease obligation.

The amount of interest costs capitalized in property, plant and equipment was $575, $456 and $185 for the year ended December 31, 2011, 2010 and 2009, respectively.

NOTE G—ACCRUED LIABILITIES

At December 31, 2011 and 2010, accrued liabilities consisted of the following:

	At December 31,
	2011	2010
Accrued salaries and wages	$2,215	$1,896
Accrued vacation liability	2,669	2,469
Current portion of liability for pension and post-retirement benefits	1,510	1,420
Accrued healthcare liability	1,155	1,017
Other accrued liabilities	2,326	2,147

Total accrued liabilities	$9,875	$8,949

The Company is self-insured for health care claims for eligible participating employees and qualified dependent medical claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported (IBNR) are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual historical claim rates and reviewed and adjusted periodically, as necessary.

Other accrued liabilities consist of taxes payable, accrued rebates, accrued professional fees and other immaterial items. No individual amounts in other accrued liabilities represent more than five percent of current liabilities.

NOTE H—DEBT

At December 31, 2011 and 2010, debt consisted of the following:

	At December 31,
	2011	2010
Revolving line-of-credit:	$—	$—
Senior secured credit facility:
Term loan facility (final maturity May 7, 2016) (4.75% and 5.75% at December 31, 2011 and 2010, respectively), net of unamortized original issue discount of $843 and $744, respectively	257,857	163,442
Subordinated notes:
Promissory notes (final maturity May 7, 2017) (12.00% at December 31, 2011 and 2010, respectively)	—	75,000
Short-term notes:
6.0% note (due December 14, 2012)	3,932	—

Total debt	261,789	238,442
Less: current portion	(6,364)	(1,510)

Total long-term portion of debt	$255,425	$236,932

U.S. SILICA HOLDINGS, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Revolving Line-of-Credit

The Company has a $35.0 million, asset-based revolving line-of-credit agreement (the “Revolver”) with Wachovia Bank, National Association (“Wachovia”), which expires October 31, 2015. Advances under the credit agreement bear interest at either, London Interbank Offered Rate (“LIBOR”), plus 275 basis points, or Prime plus 175 basis points, at the Company’s sole option. The interest rate is reduced by 25 basis points when availability under the credit agreement is greater than $10 million. The interest rate on the line-of-credit was 5.0% at December 31, 2011 and 2010. The fixed charge coverage and leverage ratios are not applicable when availability is above $7.5 million.

Monthly borrowing availability (the borrowing base) is determined by a formula, taking into consideration eligible accounts receivable and inventory, reduced by any outstanding letters of credit and a provision based on the market value of any derivatives in place with Wachovia. Each day, all cash receipts are automatically applied as a reduction against any advances made by Wachovia to the Company, and subject to the satisfaction or waiver of the conditions to borrowings to meet its daily cash requirements, up to the amount available under the borrowing base. If the monthly borrowing base is less than the $35.0 million total line-of-credit, then, at Wachovia’s sole discretion, advances in excess of the borrowing base may be made up to the full amount of the $35.0 million line-of-credit.

As of December 31, 2011, the available borrowing base was $35.0 million, with nothing drawn as of that date and $9.8 million allocated for letters of credit and $1.2 million reserved for derivatives, leaving $24.0 million available for general corporate use under this revolving credit agreement.

Senior Secured Credit Facility

The Company entered into a $102 million senior secured term loan facility (the “Term Loan”) under the conditions set forth in a credit agreement dated November 25, 2008 (the “Term Loan Agreement”).

On May 7, 2010 the Term Loan Agreement was amended in several ways including an increase in the principal, a reduction in the interest rate, and an extension of the expiration date to May 7, 2016. As a result of the refinancing that occurred May 7, 2010, the Company recorded a charge to the Statement of Operations of $10.2 million for early debt extinguishment. This charge includes the write-off of the debt issuance cost and the original issue discount associated with the original term loan and note purchase agreements as well as lenders fees incurred as a result of the modification of these agreements.

On June 8, 2011, the Company again refinanced the Term Loan. Significant changes to the Term Loan Agreement included an increase in principal to $260 million from $165 million, a reduction in the interest rate to either LIBOR plus 375 basis points (previously 400) or Prime plus 275 basis points (previously 300) and an extension in the maturity date from May 7, 2016 to June 8, 2017. The amended Term Loan was issued at a 0.5% original issue discount of $825 which is being amortized as additional interest expense over the life of the loan based on the effective interest method. A large portion of the proceeds from the refinancing was used to prepay the $75 million of Subordinated Notes in full. As a result of the refinancing that occurred June 8, 2011, the Company recorded a charge to the Statement of Operations of $6.0 million for early debt extinguishment. This charge includes the write-off of the debt issuance cost and the original issue discount associated with the original term loan, subordinated notes and note purchase agreements, as well as lenders fees incurred as a result of the modification of these agreements.

U.S. SILICA HOLDINGS, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Subordinated Notes

Under the terms of a Note Purchase Agreement dated November 25, 2008, the Company issued $80 million of unsecured notes (the “Subordinated Notes”). On May 7, 2010, we amended and restated the Mezzanine Loan Facility to effect the issuance of restated notes in the aggregate principal amount of $75.0 million in exchange for the original notes. The restated notes were scheduled to mature on May 7, 2017. The restated notes bore interest at a rate per annum equal to LIBOR plus 1025 basis points, all or a part of which was permitted to be paid in kind. On June 8, 2011, in connection with the refinancing of the Term Loan Facility, we prepaid the restated notes in full. The total payoff amount was $78.2 million, which consisted of a prepayment fee of $1.5 million, accrued interest of $1.7 million and a principal balance of $75.0 million.

Short-term Notes

On December 30, 2011, in connection with the land acquisition in Sparta, Wisconsin, the Company issued a short-term note for $4.0 million with a stated interest rate of 6%. The note requires only quarterly interest payments and matures on December 14, 2012.

Debt Maturities

At December 31, 2011, contractual maturities of long-term debt are as follows:

2012	$6,364
2013	2,433
2014	2,435
2015	2,436
2016	124,648
Thereafter	123,473

$261,789

The Term Loan is secured by substantially all of our assets with the exception of our accounts receivable and inventory, for which we have pledged as collateral under the Revolver. The above agreements contain various restrictive covenants and conditions that, among other things, limit the ability of the Company to engage in certain transactions with affiliates, incur additional indebtedness, repay other indebtedness or amend other debt instruments, create liens on assets, make investments or acquisitions, engage in mergers or consolidations, dispose of assets, or pay dividends. In addition, the agreements require the Company to maintain certain financial covenants, quarterly and annually, including a leverage ratio, a fixed charge coverage ratio and a capital expenditures covenant. As of December 31, 2011, we are in compliance with these covenants.

Interest Rate Caps

We have entered into two interest rate cap agreements in order to provide an economic hedge against the potential effect of future interest rate fluctuations. The following table summarizes our interest rate cap agreements as of December 31, 2011:

	Notional Amount	Maturity Date	30-Day LIBOR Cap Rate
Interest rate cap agreement (Term Loan)	$100,000,000	March 31, 2012	4.00%
Interest rate cap agreement (Term Loan)	$20,000,000	June 28, 2013	4.00%

U.S. SILICA HOLDINGS, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

NOTE I—DEFERRED REVENUE

On November 25, 2008, the Company, through an affiliate, received advances from two customers totaling $27 million. The deposits give these customers the right to purchase certain products for a fixed price at certain minimum volumes. In addition, the customers have security on their deposit in the form of promissory notes with the Company collateralized by undivided mineral interests in the Company’s mineral deposits. These notes originally bore interest at 10% compounded quarterly, to the extent any interest is unpaid. The obligations and related interest are reduced as shipments occur with a portion of the sales price being received in cash and a smaller noncash portion reducing first any accrued interest and then, to the extent available, any outstanding principal. As such, the notes do not require any payments in cash. The notes mature on December 31, 2015 and November 25, 2016. In December 2009, $12 million of the notes were amended to reduce the interest rate to 5%, retroactive to November 25, 2008. Effective January 1, 2010, the remaining $15 million was amended to reduce the interest rate to 6%, prospectively.

NOTE J—FAIR VALUE ACCOUNTING

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Cash equivalents

Due to the short-term maturity, we believe that the Company’s cash equivalent instruments at December 31, 2011 and 2010 approximate their reported carrying values.

Long-Term Debt, including current maturities

We believe that the fair values of our long-term debt, including current maturities, approximates their carrying values and based on their effective interest rates compared to current market rates.

Derivative Instruments

The estimated fair value of our derivative assets (interest rate caps) are recorded at each reporting period and are based upon widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative contract. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. We also incorporate credit valuation adjustments to appropriately reflect both the Company’s nonperformance risk as well as that of the respective counterparty in the fair value measurements.

Although we have determined that the majority of the inputs used to value our derivatives fall with Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default of ourselves and our counterparties. However, as of December 31, 2011, we have assessed that the impact of the credit valuation adjustments on the overall valuation of our derivative positions is not significant. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

U.S. SILICA HOLDINGS, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

In accordance with the fair value hierarchy, the following table presents the fair value as of December 31, 2011, of those derivative assets that we must measure at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$11	$—	$11

Net asset	$—	$11	$—	$11

NOTE K—DERIVATIVE INSTRUMENTS

We are exposed to certain risk arising from both our business operations and economic conditions. We principally manage our exposure to a wide variety of business and operation risks through management of our core business activities. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and unknown cash amounts, the value of which are determined by interest rates and commodity rates. Interest rate and natural gas hedge agreements are utilized in the normal course of business to manage the Company’s interest and energy costs and the risk associated with changing interest rates and natural gas prices. We do not use derivative financial instruments for trading or speculative purposes. By their nature, all such instruments involve risk, including the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract (credit risk) or the possibility that future changes in market price may make a financial instrument less valuable or more onerous (market risk). As is customary for these types of instruments, the Company does not require collateral or other security from other parties to these instruments. In management’s opinion, there is no significant risk of loss in the event of nonperformance of the counterparties to these financial instruments.

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate cap agreements as part of our interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium.

In connection with our Term Loan Facility, we have entered into interest rate cap agreements that effectively place an upper limit for one-month LIBOR of 4.0 percent on the interest rate charged for $120.0 million of our floating rate Term Loan Facility. These agreements mature on March 31, 2012 (notional $100 million) and June 28, 2013 (notional $20 million). These interest rate caps qualify for hedge accounting as cash flow hedges. Any gains or losses on the change in the fair value of the derivatives are included in accumulated other comprehensive income to the extent the instruments remain effective as a hedge.

We assess the effectiveness of our hedges in offsetting the variability in the cash flow of the hedged obligations on a quarterly basis. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in equity as accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2011 and 2010, the Company had no ineffectiveness for such contracts.

U.S. SILICA HOLDINGS, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Cash Flow Hedges of Commodities Risk

Our objectives in using commodities derivatives are to add stability to energy costs and to manage our exposure to fluctuations in natural gas prices. To accomplish this objective, we have historically used natural gas swap agreements as part of our commodities risk management strategy. These hedge agreements are used to exchange the difference between natural gas prices calculated by reference to an agreed-upon notional principal amount or natural gas quantity.

We had entered into a natural gas swap agreements that effectively placed a fixed price for a specific quantity of natural gas. The agreements hedged against the increase in natural gas prices for the purchase of 420,000 MMBTU. The agreements matured on December 31, 2011.

The following table summarizes the fair value of our derivative instruments. See note J for additional disclosures regarding the estimated fair values of our derivative instruments at December 2011 and 2010.

		December 31, 2011			December 31, 2010
	Maturity Date	Contract/Notional Amount	Carrying Amount	Fair Value	Contract/Notional Amount	Carrying Amount	Fair Value
			(dollars in thousands)			(dollars in thousands)
Natural gas rate swap agreements	2011				420,000 MMBTU	$(109)	$(109)
Interest rate cap agreement (1)	2012	$100 million	$—	$—	$100 million	$13	$13
Interest rate cap agreement (1)	2013	$20 million	$11	$11	$20 million	$244	$244

(1)	Agreements limit the LIBOR floating interest rate base to 4%.

The Company has designated these contracts as qualified cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings.

The following table summarizes the effect of derivatives instruments on our combined statements of operations and our comprehensive income for the years ended December 31, 2011, 2010 and 2009.

	2011	2010	2009
Deferred gains (losses) from derivatives in OCI, beginning of period	$(532)	$(49)	$(1,688)
Gain (loss) recognized in OCI from derivative instruments	123	(483)	1,639
Gain (loss) reclassified from Accumulated OCI into income	—	—	—

Deferred gains (losses) from derivatives in OCI, end of period	$(409)	$(532)	$(49)

NOTE L—EQUITY-BASED COMPENSATION

During 2009, the board of directors of the Company’s parent company, GGC USS Holdings, LLC, approved, and the parent company implemented, a management equity program (the “Equity Program”). The Equity Program granted Class C and Class D member units in the parent company, GGC USS Holdings, LLC, to three members of executive management. As of December 31, 2011, approximately 1,857,952 Class C and

U.S. SILICA HOLDINGS, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

3,680,855 Class D equity units were vested. Under the Equity Program, as of December 31, 2011, approximately 3,680,855 and 3,680,855 Class C and Class D equity incentive units, respectively, were authorized to be granted.

The Class C units vest ratably over five years. These units have no exercise price and as such the fair value of the incentive units is equal to the fair value of the underlying equity units. The Class D units were fully vested upon grant.

Even though the equity was granted at the parent company, the Company recognized compensation expense related to Class C and D equity incentive units of $239, $383 and $949 in the years ended December 31, 2011, 2010 and 2009, respectively. During 2011, 867,625 Class C equity incentive units were forfeited. As a result, in 2011 we recorded a reversal of previously recognized compensation expense of $369 associated with these units, $25 of which was recorded in 2011 prior to forfeiture, and canceled the remaining unamortized expense of $451. As of December 31, 2011, there was approximately $497 of total unrecognized compensation expense related to unvested Class C equity incentive units. That cost is expected to be recognized over a weighted-average period of 2.5 years. The grant date fair value of Class C and D equity incentive units was $0.52 and $0.17, respectively.

The Company’s activity with respect to Class C and Class D equity incentive units for 2011 and 2010 was as follows:

	Number of Class C Units	Class C Unit Grant Date Weighted Average Fair Value	Number of Class D Units	Class D Unit Grant Date Weighted Average Fair Value
Unvested, December 31, 2008	—	—	—	—
Granted	3,680,855	$0.52	3,680,855	$0.17
Vested	(622,239)	$0.52	(3,680,855)	$0.17
Forfeited	—	—	—	—

Unvested, December 31, 2009	3,058,616	$0.52	—	$0.17
Granted	—	—	—	—
Vested	(736,171)	$0.52	—	—
Forfeited	—	—	—	—

Unvested, December 31, 2010	2,322,445	$0.52	—	$0.17
Granted	—	—	—	—
Vested	(499,542)	$0.52	—	—
Forfeited	(867,625)	$0.52	—	—

Unvested, December 31, 2011	955,278	$0.52	—	$0.17

The total fair value of equity incentive units vested for the years ended December 31, 2011, 2010 and 2009 was $239, $383 and $949, respectively.

Fair value of the underlying equity units is determined by utilizing the Black-Scholes pricing model and taking into consideration the rights and preferences of the underlying equity units.

The following table illustrates the assumptions used in the Black-Scholes pricing model:

Risk-free interest rate	1.87%
Expected volatility	50%
Estimated term	4 years

U.S. SILICA HOLDINGS, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Risk-free interest rate—This is an interpolated rate from the U.S. constant maturity treasury rate for a term corresponding to the time to liquidity event, as described below. An increase in the risk-free rate will increase compensation expense.

Expected volatility—This is a measure of the amount by which the price of various comparable companies common stock has fluctuated or is expected to fluctuate, as the Company’s common stock was not publicly-traded at the time of issuance. The comparable companies were selected by analyzing public companies in the industry based on various factors including, but not limited to, company size, financial data availability, active trading volume, and capital structure. An increase in the expected volatility will increase compensation expense.

Estimated term—This is the period of time over which the underlying equity units are expected to remain outstanding. An increase in the expected term will increase compensation expense.

In July 2011, the Company adopted the 2011 Plan. The U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan provides for grants of stock options, stock appreciation rights, restricted stock and other incentive-based awards. As of December 31, 2011 there were a total of 1,501,398 options outstanding, none of which are exercisable, at a weighted-average exercise price of $14.60. The options vest on a graded vesting schedule and the related compensation expense is recognized over the vesting period of each separately vesting portion. The Company recognized $1.0 million of equity-based compensation expense related to these options during the year ended December 31, 2011. As of December 31, 2011, there was $5.6 million of total unrecognized compensation expense related to these options, which is expected to be recognized over a weighted-average period of approximately 3.23 years. No options vested or were exercised in 2011.

In conjunction with the implementation of the 2011 Plan the Company filed an amended and restated certificate of incorporation which, among other things, increased the authorized shares of common stock to 100 million and changed its name from GGC USS Holdings, Inc. to U.S. Silica Holdings, Inc. The amended and restated certificate of incorporation also created a 50,000-for-one split of the Company’s common stock. All common stock share and per share data of the Company contained in the financial statements have been retroactively adjusted to reflect this stock split for all periods presented.

The Company’s activity with respect to stock options for the year ended December 31, 2011 was as follows:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price	Fair Value
Unvested, July 8, 2011 (plan inception)	—	—	—	—
Granted	1,650,386	$10.33 – 25.00	$14.56	$4.36
Exercised	—	—	—	—
Vested	—	—	—	—
Forfeited	(148,988)	—	$14.21	$3.81

Unvested, December 31, 2011	1,501,398	$10.33 – 25.00	$14.60	$3.74

Fair value of the options is determined by utilizing the Black-Scholes pricing model and taking into consideration the rights and preferences of the options.

The following table illustrates the assumptions used in the Black-Scholes pricing model for the 2011 grants:

Risk-free interest rate	1.21 – 2.01%
Expected volatility	45%
Expected term	5.48 – 6.25 years

U.S. SILICA HOLDINGS, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Risk-free interest rate—This is an interpolated rate from the U.S. constant maturity treasury rate for a term corresponding to the expected term, as described below. An increase in the risk-free rate will increase compensation expense.

Expected volatility—This is a measure of the amount by which the price of various comparable company’s’ common stock has fluctuated or is expected to fluctuate, as the Company’s common stock has not been publicly-traded for an adequate period of time. The comparable companies were selected by analyzing public companies in the industry based on various factors including, but not limited to, company size, financial data availability, active trading volume, and capital structure. An increase in the expected volatility will increase compensation expense.

Expected term—This is the period of time over which the options are expected to remain outstanding. An increase in the expected term will increase compensation expense. The computation of the expected term is based on the simplified method as the Company’s stock options are “plain vanilla” options and the Company has no recent history of exercise data. Under the simplified method, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.

NOTE M—LEASES

The Company is obligated under certain operating leases for railroad cars, office space, mining property, mining/processing equipment and transportation and other equipment. Certain operating lease agreements include options to purchase the equipment for fair market value at the end of the original lease term. Future minimum annual commitments under such operating leases at December 31, 2011 are as follows:

2012	$9,675
2013	8,524
2014	6,555
2015	6,009
2016	5,005
Thereafter	7,869

Total future lease commitments	$43,637

Rental expense for operating leases for the years ended December 31, 2011, 2010 and 2009 totaled approximately $6.5 million, $4.3 million and $3.8 million, respectively.

In general, the above leases include renewal options and provide that the Company pays for all utilities, insurance, taxes and maintenance. As of December 31, 2011, we hold no assets under a capital lease obligation.

NOTE N—COMMITMENTS AND CONTINGENCIES

The Company’s operating subsidiary, U.S. Silica, has been named as a defendant in three product liability claims alleging silica exposure causing silicosis filed in the period January 1, 2011 to December 31, 2011. U.S. Silica was named as defendant in 10 claims filed in 2010, and two filed in 2009. U.S. Silica has been named as a defendant in similar suits since 1975. As of December 31, 2011, there were 105 active silica-related products liability claims pending in which U.S. Silica is a defendant.

U.S. SILICA HOLDINGS, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Prior to 1986, U.S. Silica had numerous insurance policies and an indemnity from a former owner that cover silicosis claims. Some of those coverages are currently being litigated, however the Company believes the policies and indemnity will remain in force.

The Company has recorded estimated liabilities for these claims in other long-term obligations as well as estimated recoveries under the indemnity agreement and an estimate of future recoveries under insurance in other assets on the Company’s combined balance sheets. As of December 31, 2011 and 2010, other noncurrent assets included $511 and $764, respectively, for insurance for third-party products liability claims and other long-term obligations included $1.5 million and $2.4 million, respectively, in third-party products claims liability. Based on decreases in the actual claims filed during the periods along with decreases in the estimated future product liability claims and their related costs, the Company recorded pre-tax adjustments to selling, general and administrative expenses related to silica claims (including a $2.6 million gain in 2011, a $762 loss in 2010, and a $3.3 million gain in 2009).

NOTE O—INCOME TAXES

The tax information presented below includes the activity of U.S. Silica Holdings, Inc. and its subsidiaries which file a consolidated tax return for U.S. income tax purposes and the activity of GGC RS Holdings, Inc. which files a separate tax return for U.S. income tax purposes.

The (expense) benefit for income taxes consisted of the following for the years ended December 31, 2011, 2010 and 2009.

	Years Ended December 31,
	2011	2010	2009
Current:
Federal	$(3,222)	$(1,951)	$(663)
State	(51)	(55)	(392)

	(3,273)	(2,006)	(1,055)

Deferred:
Federal	(2,624)	563	3,733
State	(1,265)	(886)	581

	(3,889)	(323)	4,314

Income tax (expense) benefit	$(7,162)	$(2,329)	$3,259

Deferred tax assets and liabilities are recognized for the estimated future tax effects, based on enacted tax laws, of temporary differences between the values of assets and liabilities recorded for financial reporting and for tax purposes and of net operating loss and other carry forwards.

U.S. SILICA HOLDINGS, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

The tax effects of the types of temporary differences and carry forwards that gave rise to deferred tax assets and liabilities at December 31, 2011 and 2010 consisted of the following:

	At December 31,
	2011	2010
Gross deferred tax assets:
Net operating loss carry forward	$23,027	$20,849
Pension and post-retirement benefit costs	21,568	18,201
Alternative minimum tax credit carry forward	11,884	8,655
Property, plant and equipment	5,344	5,212
Accrued expenses	2,134	1,939
Inventories	3,667	1,858
Third-party products liability	601	970
Stock-based compensation expense	409	—
Other	6,445	5,405

Total deferred tax assets	$75,079	$63,089

Gross deferred tax liabilities:
Land and mineral property basis difference	$(63,427)	$(65,003)
Fixed assets and depreciation	(51,455)	(38,678)
Intangible assets	(7,125)	(7,293)
Other	(980)	(682)

Total deferred tax liabilities	(122,987)	(111,656)

Net deferred tax liabilities	(47,908)	(48,567)
Less: Net current deferred tax assets	(28,007)	(4,557)

Net long-term deferred tax liabilities	$(75,915)	$(53,124)

At December 31, 2011 and 2010, the Company had federal net operating loss carry forwards of $62.5 million and $56.6 million, respectively, which begin to expire in 2021.

In addition, the Company has an alternative minimum tax credit carry forward at December 31, 2011 and 2010 of approximately $11.9 million and $8.7 million, respectively. The credit carry forward may be carried forward indefinitely to offset any excess of regular tax liability over alternative minimum tax liability subject to certain limitations.

Ultimately, the realization of deferred tax assets is dependent upon generation of future taxable income during those periods in which temporary differences become deductible and/or credits can be utilized. To this end, management considers the level of historical taxable income, the scheduled reversal of deferred tax liabilities, tax-planning strategies and projected future taxable income. Based on these considerations, and the carry-forward availability of a portion of the deferred tax assets, management believes it is more likely than not that the Company will realize the benefit of the deferred tax assets.

At the end of each reporting period as presented, there were no material amounts of interest and penalties recognized in the statement of operations or balance sheets. The Company has no material unrecognized tax benefits or any known material tax contingencies at December 31, 2011 or December 31, 2010 and does not expect this to change significantly within the next twelve months. Tax returns filed with the IRS for the years 2008 through 2010 along with tax returns filed with numerous state entities remain subject to examination.

U.S. SILICA HOLDINGS, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

The effective income tax rate on pretax earnings differed from the U.S. federal statutory rate for the years ended December 31, 2011, 2010 and 2009 for the following reasons:

	Years Ended December 31,
	2011	2010	2009
(Expense) benefit computed at U.S. federal statutory rate	(35.0)%	(35.0)%	(35.0)%
Decrease (increase) resulting from:
Percentage depletion	17.5	31.5	149.8
Prior year tax return reconciliation	0.4	(3.4)	34.4
State income taxes, net of federal benefit	(1.6)	(0.4)	13.1
Valuation allowance	—	—	—
Medicare Part D subsidy	(0.1)	(8.7)	(3.8)
Equity-based compensation	(0.2)	(1.0)	(14.6)
Other, net	(0.1)	—	(0.9)

Income tax (expense) benefit	(19.1)%	(17.0)%	143.0%

The largest permanent item in computing both the Company’s effective tax rate and taxable income is the deduction allowed for statutory depletion. The deduction for statutory depletion does not necessarily change proportionately to changes in income before income taxes.

NOTE P—PENSION AND POST-RETIREMENT BENEFITS

The Company maintains a single-employer noncontributory defined benefit pension plan covering certain employees. The plan provides benefits based on each covered employee’s years of qualifying service. The Company’s funding policy is to contribute amounts within the range of the minimum required and maximum deductible contributions for the plan consistent with a goal of appropriate minimization of the unfunded projected benefit obligation. The pension plan uses a benefit level per year of service for covered hourly employees and a final average pay method for covered salaried employees. The plan uses the projected unit credit cost method to determine the actuarial valuation.

The Company employs a total rate of return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value and small and large capitalizations. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies.

The Company employs a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed-income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established via a building block approach with proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed to check for reasonability and appropriateness.

U.S. SILICA HOLDINGS, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

In addition, the Company provides defined benefit post-retirement healthcare and life insurance benefits to some employees. Covered employees become eligible for these benefits at retirement after meeting minimum age and service requirements. The projected future cost of providing post-retirement benefits, such as healthcare and life insurance, is recognized as an expense as employees render services.

The Company contributes to a Voluntary Employees’ Beneficiary Association trust that will be used to partially fund health care benefits for future retirees. Benefits are funded to the extent contributions are tax deductible, which under current legislation is limited. In general, retiree health benefits are paid as covered expenses are incurred.

Net pension cost consisted of the following for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
Service cost—benefits earned during the period	$1,145	$993	$1,034
Interest cost	4,755	4,780	5,103
Expected return on plan assets	(4,817)	(4,048)	(3,918)
Special termination benefit	—	30	—
Net amortization and deferral	595	146	—

Net pension costs	$1,678	$1,901	$2,219

Net post-retirement cost consisted of the following for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
Service cost—benefits earned during the period	$185	$177	$163
Interest cost	1,161	1,210	1,164
Expected return on plan assets	(5)	(5)	(4)
Special termination benefit	—	—	53
Net amortization and deferral	—	—	(121)

Net pension costs	$1,341	$1,382	$1,255

U.S. SILICA HOLDINGS, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

The changes in the pension projected benefit obligation, post-retirement benefit obligation, and plan assets, as well as the funded status of the Company’s pension and post-retirement plans at December 31, 2011 and 2010 were as follows:

	Pension Benefits		Post-retirement Benefits
	2011	2010	2011	2010
(Projected) Benefit obligation at January 1,	$92,054	$86,783	$22,522	$20,582
Service cost	1,145	993	185	177
Interest cost	4,755	4,780	1,161	1,210
Actuarial gain (loss)	7,022	3,229	3,800	1,795
Benefits paid	(5,215)	(4,956)	(1,584)	(1,658)
Amendments	322	1,195	—	—
Other	—	30	444	416

(Projected) Benefit obligation at December 31,	$100,083	$92,054	$26,528	$22,522

Fair value of plan assets at January 1,	$65,191	$55,880	$59	$56
Actual return on plan assets	3,611	7,896	(5)	3
Employer contributions	11,009	6,371	1,140	1,242
Benefits paid	(5,215)	(4,956)	(1,584)	(1,658)
Other	—	—	444	416

Fair value of plan assets at December 31,	$74,596	$65,191	$54	$59

Plan assets less than benefit obligations at December 31 recognized as liability for pension and other post-retirement benefits	$(25,487)	$(26,863)	$(26,474)	$(22,463)

The accumulated benefit obligation for the defined benefit pension plans, which excludes the assumption of future salary increases, totaled $99.4 million and $91.4 million at December 31, 2011 and 2010, respectively.

The amendments in 2011 reflect plan changes including increases in the benefit multiplier for certain participants as well as the reduction of certain benefits to estimated highly compensated salary participants. The amendments in 2010 include increased monthly benefit levels for flat-benefit plans as well as a limit of 35 years of service for participants with benefits based on final average earnings.

The Company also sponsors unfunded, nonqualified pension plans. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for these plans were $1.6 million, $1.6 million and $0 at December 31, 2011 and $1.5 million, $1.5 million and $0 at December 31, 2010.

Future estimated annual benefit payments for pension and post-retirement benefit obligations as of December 31, 2011 are as follows:

	Benefits
		Post-retirement
	Pension	Before Medicare Subsidy	After Medicare Subsidy
2012	$5,802	$1,611	$1,439
2013	6,005	1,518	1,518
2014	6,187	1,596	1,596
2015	6,374	1,642	1,642
2016	6,591	1,686	1,686
2017-2021	35,760	9,379	9,379

U.S. SILICA HOLDINGS, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

The Company’s best estimate of expected contributions to the pension and post-retirement medical benefit plans for the 2012 fiscal year are $5.8 million and $1.4 million, respectively.

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost during the 2012 fiscal year are as follows:

	Benefits
	Pension	Post-retirement	Total
Net actuarial loss	$1,086	$429	$1,515
Prior service cost	19	—	19

	$1,105	$429	$1,534

The total amounts in accumulated other comprehensive income related to net actuarial loss and prior service costs, net of tax, as of December 31, 2011 were $11.2 million and $715, respectively.

The following weighted-average assumptions were used to determine the Company’s obligations under the plans:

	Pension Benefits		Post-retirement Benefits
	2011	2010	2011	2010
Discount rate	4.85%	5.30%	4.85%	5.30%
Long-term rate of compensation increase	3.50%	3.50%	N/A	N/A
Long-term rate of return on plan assets	8.00%	8.00%	8.00%	8.00%
Health care cost trend rate:
Pre-65 initial rate/ultimate rate	N/A	N/A	9%/5%	9%/5%
Pre-65 ultimate year	N/A	N/A	2020	2017
Post-65 initial rate/ultimate rate	N/A	N/A	8.5%/5%	8.5%/5%
Post-65 ultimate year	N/A	N/A	2020	2016

The discount rate reflects the expected long-term rates of return with maturities comparable to payments for the plan obligations utilizing Aon Hewitt’s AA Only Above Medium Curve for 2011 and their Top Quartile Curve for 2010, rounded down to the next 0.05%.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost	$155	$(132)
Effect on post-retirement benefit obligation	3,119	(2,650)

The major investment categories and their relative percentage of the fair value of total plan assets as invested at December 31, 2011 and 2010 were as follows:

	Pension Benefits		Post-retirement Benefits
	2011	2010	2011	2010
Equity securities	58.7%	58.7%	57.9%	57.7%
Debt securities	38.9%	37.1%	42.2%	37.9%
Cash	2.4%	4.2%	(0.1)%	4.4%

U.S. SILICA HOLDINGS, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

The fair values of the pension plan assets at December 31, 2011, by asset category, are as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,813	$—	$—	$1,813
Mutual funds:
Diversified emerging markets	7,022	—	—	7,022
Foreign large blend	11,776	—	—	11,776
Large-cap blend	15,652	—	—	15,652
Long-term bonds	28,951	—	—	28,951
Mid-cap blend	5,268	—	—	5,268
Real estate	4,002	—	—	4,002
Insurance policies	—	—	112	112

Net asset	$74,484	$—	$112	$74,596

The fair values of the pension plan assets at December 31, 2010, by asset category, are as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,709	$—	$—	$2,709
Mutual funds:
Diversified emerging markets	3,148	—	—	3,148
Foreign large blend	8,031	—	—	8,031
Large-cap blend	15,336	—	—	15,336
Long-term bonds	24,151	—	—	24,151
Mid-cap blend	8,505	—	—	8,505
Real estate	3,196	—	—	3,196
Insurance policies	—	—	115	115

Net asset	$65,076	$—	$115	$65,191

Certain hourly employees are covered under a multi-employer defined benefit plan. The pension cost recognized for these plans were $145, $771 and $316 for the years ended December 31, 2011, 2010 and 2009, respectively. In 2010, the Company exited one of these plans and, as a result, recorded a $603 provision for an estimated withdrawal liability.

The Company also sponsors a defined contribution plan covering certain employees. The Company contributes to the plan in two ways. For certain employees not covered by the defined benefit plan, the Company contributes 4% of a covered employee’s monthly basic income. The Company also contributes an amount equal to 25% of a covered employee’s eligible contribution, up to 8% of a participant’s salary. For certain employees, the Company also contributes from 0% to 75% of a covered employee’s eligible contribution up to 8%, if applicable, based on our profits from the previous fiscal year. Finally, for some employees, the Company makes a catch-up match of 25% of a covered employee’s eligible catch-up contributions. Contributions were $1.9 million, $1.6 million and $550 for the years ended December, 31, 2011, 2010 and 2009, respectively.

NOTE Q—OBLIGATIONS UNDER GUARANTEES

The Company has indemnified St. Paul Travelers (“Travelers”) against any loss Travelers may incur in the event that holders of surety bonds, issued on behalf of the Company by Travelers, execute the bonds. As of

U.S. SILICA HOLDINGS, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

December 31, 2011, Travelers had $4.4 million in bonds outstanding for the Company. The majority of these bonds ($4.3 million) relate to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to such indefinite purposes as licenses, permits, and tax collection.

The Company has indemnified Safeco Insurance Company of America (“Safeco”) against any loss Safeco may incur in the event that holders of surety bonds, issued on behalf of the Company by Safeco, execute the bonds. As of December 31, 2011, Safeco had $513 in bonds outstanding for the Company. These are all reclamation bonds.

U.S. Silica is the contingent guarantor of Kanawha Rail Corporation’s (“KRC”) obligations as lessee of 200 covered hopper railroad cars, which are used by U.S. Silica to ship sand to its customers. KRC’s obligation as lessee includes paying monthly rent of $66 until June 30, 2013, maintaining the cars, paying for any cars damaged or destroyed, and indemnifying all other parties to the lease transaction against liabilities including any loss of certain tax benefits. By separate agreement between U.S. Silica and KRC, KRC may, upon the occurrence of certain events, assign the lease obligations to U.S. Silica, but none of these events have occurred.

NOTE R—RELATED PARTY TRANSACTIONS

In connection with the Golden Gate Capital Acquisition, we entered into an Advisory Agreement with Golden Gate Capital whereby Golden Gate Capital agreed to provide business and organizational strategy and financial and advisory services. Such services have included support and assistance to management with respect to negotiating and analyzing acquisitions and divestitures, negotiating and analyzing financing alternatives, preparing financial projections, monitoring compliance with financing agreements, marketing functions and searching for and hiring management personnel.

As compensation for these services, we agree to pay Golden Gate Capital (1) an annual advisory fee in the aggregate amount equal to $1.3 million, payable quarterly in arrears, and (2) a transaction fee of 1.25% of the aggregate value of each transaction resulting in a change in control of our parent LLC or its subsidiaries, along with each acquisition, divestiture, recapitalization and financing. In addition to the fees described above, we also reimbursed Golden Gate Capital for all out-of-pocket costs incurred by Golden Gate Capital in connection with its activities under the Advisory Agreement, and indemnified Golden Gate Capital from and against all losses, claims, damages and liabilities related to the performance of its duties under the Advisory Agreement.

Advisory fees paid to Golden Gate Capital under the Advisory Agreement in 2011, 2010 and 2009 were $1.3 million, $1.3 million and $1.0 million, respectively. Additionally, at December 31, 2011, we have accrued $8.0 million related to the termination fee paid to Golden Gate Capital in connection with our initial public offering on January 31, 2012. These expenses are recorded in selling, general and administrative expenses in our combined statements of operations.

On December 22, 2010, we entered into a $15.0 million promissory note with our parent LLC, GGS USS Holdings, LLC. The note provided working capital for a new subsidiary and matures on December 22, 2015. The note bears interest at 10%. Outstanding principal and interest under the note are payable upon demand, but no later than the maturity date. Upon sole election by the parent, any unpaid interest may be paid in cash on each December 22nd until the maturity date. Interest on the note is recorded in interest expense in the combined statement of operations and any unpaid interest is included in accrued interest on the balance sheet. In connection with our initial public offering on January 31, 2012, this note was contributed by our parent LLC.

U.S. SILICA HOLDINGS, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

NOTE S—SEGMENT REPORTING

In the second quarter of 2011, the new chief executive officer completed the reorganization of the Company’s management structure in order to manage and evaluate the Company’s operations from an end market perspective. The Company has changed the segment reporting structure for the period presented to reflect these changes. Previously, the Company operated and was managed as a single operating unit.

The Company organizes its business into two reportable segments, oil & gas proppants and industrial & specialty products, based on end markets. The reportable segments are consistent with how management views the markets served by the Company and the financial information reviewed by the chief operating decision maker. The Company manages its oil & gas proppants and industrial & specialty products businesses as components of an enterprise for which separate information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance.

An operating segment’s performance is primarily evaluated based on segment contribution margin, which excludes certain corporate costs not associated with the operations of the segment. These corporate costs are separately stated below and include costs that are related to functional areas such as operations management, corporate purchasing, accounting, treasury, information technology, legal and human resources. The Company believes that segment contribution margin, as defined above, is an appropriate measure for evaluating the operating performance of its segments. However, this measure should be considered in addition to, not a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles. The other accounting policies of each of the two reporting segments are the same as those in the summary of significant accounting policies included in Note B.

In the oil & gas proppants segment, the Company serves the oil and gas recovery market providing fracturing sand, or “frac sand,” which is pumped down oil and natural gas wells to prop open rock fissures and increase the flow rate of natural gas and oil from the wells.

The industrial & specialty products segment consists of over 200 products and materials used in a variety of industries including, container glass, fiberglass, specialty glass, flat glass, building products, fillers and extenders, foundry products, chemicals, recreation products and filtration products.

Financial information for all the periods presented reflects the new segment reporting structure.

U.S. SILICA HOLDINGS, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

The following table presents sales and segment contribution margin for the reporting segments and other operating results not allocated to the reported segments for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
Sales:
Oil and gas proppants	$107,074	$69,556	$35,836
Industrial and specialty products	188,522	175,397	155,787

Total sales	295,596	244,953	191,623
Segment contribution margin:
Oil and gas proppants	67,590	43,118	23,515
Industrial and specialty products	53,013	46,031	37,419

Total segment contribution margin	120,603	89,149	60,934
Operating activities excluded from segment cost of goods sold	(6,203)	(2,190)	(5,511)
Selling, general and administrative	(23,348)	(20,413)	(10,672)
Advisory fees to parent	(9,250)	(1,250)	(1,250)
Depreciation, depletion and amortization	(20,999)	(19,305)	(17,887)
Interest expense	(18,407)	(23,034)	(28,228)
Early extinguishment of debt	(6,043)	(10,195)	—
Other income, net, including interest income	1,062	959	4,894

Income (loss) before income taxes	$37,415	$13,721	$2,280

Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. Goodwill of $68.4 million has been allocated to these segments with $33.3 million assigned to oil & gas proppants and $35.1 million to industrial and specialty products. No customer exceeded 10% or more of net sales in any of the periods presented.

NOTE T—SUBSEQUENT EVENTS

Initial Public Offering

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (file no. 333-175636) which was declared effective by the SEC on January 31, 2012, pursuant to which we registered the offering and sale of 2,941,176 shares of our common stock and 8,823,529 shares of selling stockholders’ common stock at an offering price of $17.00 per share. On February 6, 2012, we sold all 2,941,176 shares of common stock for an aggregate offering price of approximately $50.0 million and the selling stockholders sold all 8,823,529 shares of common stock for an aggregate offering price of approximately $150.0 million and the offering terminated thereafter. As a result of the offering, we received net proceeds of approximately $46.5 million, after deducting $3.5 million of underwriting discounts and commissions and before deducting estimated offering expenses payable by us of approximately $4.0 million.

Contribution of GGC RCS Holdings, Inc.

On January 31, 2012, simultaneous with the initial public offering of our common stock, GGC USS Holdings, LLC, our parent and sole shareholder prior to the IPO and now largest shareholder, contributed to us all of the stock of its wholly-owned subsidiary, GGC RCS Holdings, Inc., whose operating subsidiary is Coated

U.S. SILICA HOLDINGS, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Sand Solutions. Prior to this transaction, GGC RCS Holdings, Inc. had a $15.0 million note payable to GGC USS Holdings, Inc. which was converted to an equity contribution by GGC USS Holdings, Inc. simultaneous to the IPO. Coated Sand Solutions is developing resin-coated sand proppants for sale into the oil and gas market for use in the hydraulic fracturing process. In consideration of the contribution of GGC RCS Holdings, Inc. to us, we and our subsidiaries are presented on a combined basis with GGC RCS Holdings, Inc. for all periods presented herein.

Termination of Advisory Agreement with Golden Gate Capital

On February 6, 2012, we paid $8.0 million to Golden Gate Capital to terminate the advisory agreement previously entered into in connection with the Golden Gate Capital Acquisition. Under the agreement, Golden Gate Capital had agreed to provide business and organizational strategy and financial and advisory services as mutually agreed upon by Golden Gate Capital and us. The Advisory Agreement had an initial term expiring on November 25, 2018. Advisory fees paid to Golden Gate Capital totaled $1.3 million for each of the years ended December 31, 2009, 2010 and $9.3 million for the year ended December 31, 2011, which included the accrual at December 31, 2011 for the $8.0 million fee paid on February 6, 2012. These expenses are included in other operating expenses and presented as advisory fees to parent within our combined statements of operations.

Amended Term Loan and ABL Agreement

On January 31, 2012, we amended our Term Loan agreement and our Revolver line-of-credit agreement. The primary revisions to the Term Loan agreement were the elimination of a requirement to provide monthly financial reports, removal of financial covenant restrictions related to capital expenditures, provide flexibility to make investments and acquisitions and to incur indebtedness, and to provide a new subsidiary guarantee from Coated Sand Solutions, LLC. The revisions to the Revolver line-of-credit agreement were primarily to revise the definitions used for this agreement to wording similar to that used for the Term Loan agreement.

U.S. SILICA HOLDINGS, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

NOTE U—UNAUDITED SUPPLEMENTARY DATA

The following table sets forth the Company’s unaudited quarterly combined statements of operations for each of the last four quarters ended December 31, 2011 and 2010. This unaudited quarterly information has been prepared on the same basis as the Company’s annual audited financial statements and includes all adjustments, consisting only of normal recurring adjustments that are necessary to present fairly the financial information for the fiscal quarters presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011:
Sales	$64,432	$74,080	$73,453	$83,631
Costs of goods sold	43,275	42,629	45,241	50,051
Operating expenses
Selling, general and administrative	5,324	5,952	5,216	6,856
Advisory fees to parent	312	313	312	8,313
Depreciation, depletion and amortization	5,089	5,252	5,295	5,363

	10,725	11,517	10,823	20,532

Operating income	10,432	19,934	17,389	13,048
Other (expense) income
Interest expense	(5,449)	(5,224)	(3,832)	(3,902)
Early extinguishment of debt	—	(6,043)	—	—
Other income, net, including interest income	174	163	197	528

	(5,275)	(11,104)	(3,635)	(3,374)

Income (loss) before income taxes	5,157	8,830	13,754	9,674
Income tax (expense) benefit	(1,647)	(2,474)	(3,412)	371

Net income (loss)	$3,510	$6,356	$10,342	$10,045

Earnings (loss) per share, basis and diluted	$0.07	$0.13	$0.21	$0.20
Weighted average common shares outstanding (in thousands)	50,000	50,000	50,031	50,006

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010:
Sales	$55,311	$64,135	$66,036	$59,471
Costs of goods sold	37,699	40,087	41,215	38,993
Operating expenses
Selling, general and administrative	4,373	5,398	4,661	5,981
Advisory fees to parent	312	313	312	313
Depreciation, depletion and amortization	4,720	4,773	4,772	5,040

	9,405	10,484	9,745	11,334

Operating income	8,207	13,564	15,076	9,144
Other (expense) income
Interest expense	(6,774)	(5,844)	(5,090)	(5,326)
Early extinguishment of debt	—	(10,195)	—	—
Other income, net, including interest income	183	312	359	105

	(6,591)	(15,727)	(4,731)	(5,221)

Income (loss) before income taxes	1,616	(2,163)	10,345	3,923
Income tax (expense) benefit	(1,275)	107	(1,010)	(151)

Net income (loss)	$341	$(2,056)	$9,335	$3,772

Earnings (loss) per share, basis and diluted	$0.01	$(0.04)	$0.19	$0.07
Weighted average common shares outstanding (in thousands)	50,000	50,000	50,000	50,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below is a list of the names and ages as of February 29, 2012 of our directors and executive officers and a brief account of the business experience of each of them.

Name	Age	Position

Bryan A. Shinn	50	President, Chief Executive Officer and Director

William A. White	54	Chief Financial Officer

Brian Slobodow	43	Chief Administrative Officer and Director

Bradford B. Casper	37	Vice President of Strategic Planning

R. Dale Lynch	45	Vice President of Finance

Michael L. Winkler	47	Vice President of Operations

John P. Blanchard	37	Vice President and General Manager, Industrial and Specialties

Jason Tedrow	36	Vice President of Supply Chain

David Murry	50	Vice President Talent Management, Chief Human Resources Officer

James I. Manion	61	General Counsel

Charles Shaver	53	Chairman of the Board

Rajeev Amara	35	Director

Prescott H. Ashe	44	Director

William J. Kacal	63	Director

Executive Officers

Bryan A. Shinn has served as our President since March 2011 and as our Chief Executive Officer and a member of our board of directors since January 10, 2012. Prior to assuming this position, Mr. Shinn was our Senior Vice President of Sales and Marketing from October 2009 to February 2011. Before joining us, Mr. Shinn was employed by the E. I. du Pont de Nemours and Company from 1983 to September 2009, where he held a variety of key leadership roles in operations, sales, marketing and business management, including Global Business Director and Global Sales Director. Mr. Shinn earned a B.S. in mechanical engineering from the University of Delaware. As a result of these and other professional experiences, Mr. Shinn possesses particular knowledge and experience in operations, sales, marketing, management and corporate strategy that strengthen the board’s collective qualifications, skills and experience.

William A. White has served as our Chief Financial Officer since October 2006. Mr. White also served as our Vice President of Finance from January 2006 to July 2011, our Corporate Controller from 1996 to 2005 and held various other positions with us from 1991 to 1996. Before joining us, Mr. White was Corporate Accounting Manager at Union Carbide Corporation from 1985 to 1991 and worked at a regional Certified Public Accounting firm from 1980 to 1985. Mr. White earned a B.B.A. from Marshall University and is a licensed Certified Public Accountant in West Virginia.

Brian Slobodow has served as a member of our board of directors since March 2011 and as our Chief Administrative Officer since January 10, 2012. Prior to assuming this position, Mr. Slobodow served as our Chief Executive Officer from March 2011 to January 10, 2012, when he reduced his own responsibilities due to personal health reasons. In his role as our Chief Administrative Officer, Mr. Slobodow will focus his efforts on talent management, information technology, regulatory affairs, procurement and the implementation of process excellence throughout our company. Before joining us, Mr. Slobodow was President and Chief Operating Officer

of Neways Worldwide, a portfolio company of Golden Gate Capital, from May 2007 to March 2011, held numerous positions at Johnson & Johnson Consumer Companies, Inc. from 2003 to May 2007, including Vice President, Global Supply Chain and served as a management consultant for A.T. Kearney from 1995 to 2003. Mr. Slobodow earned a B.S. in industrial and manufacturing engineering from the University of Rhode Island and an M.B.A. from the M.I.T. Sloan School of Management. As a result of these and other professional experiences, Mr. Slobodow possesses particular knowledge and experience in operations, management, corporate strategy, organizational design and private equity management that strengthen the board’s collective qualifications, skills and experience.

Bradford B. Casper has served as our Vice President of Strategic Planning since May 2011. Before joining us, Mr. Casper was at Bain & Company, Inc., where he held various positions from 2002 to May 2011 in the United States, Australia and Hong Kong, most recently serving as a Principal from July 2010 to May 2011. Mr. Casper earned a B.S. in accounting from the University of Illinois at Urbana-Champaign and an M.B.A. from the Wharton School at the University of Pennsylvania.

R. Dale Lynch has served as our Vice President of Finance since July 2011. Before joining us, Mr. Lynch worked as a consultant from April 2010 to July 2011, served as Executive Vice President of Finance for Allied Capital Corporation from 2004 to April 2010 and held various investment banking and research positions with Lehman Brothers from 1997 to 2004 and Merrill Lynch from 1989 to 1994. Mr. Lynch earned a B.S. in accounting from The Pennsylvania State University and an M.B.A. from the University of Chicago, Booth School of Business.

Michael L. Winkler has served as our Vice President of Operations since June 2011. Before joining us, Mr. Winkler was Vice President of Operations for Campbell Soup Company from August 2007 to June 2011 and held various positions with Mars Inc. from 1996 to August 2007, including Plant Manager—Columbus Plant and Director of Industrial Engineering. Mr. Winkler earned a B.S. in industrial engineering from the University of Wisconsin—Platteville and an M.B.A. from the University of North Texas.

John P. Blanchard has served as our Vice President and General Manager of our Industrial and Specialties segment since September 2011. Mr. Blanchard possesses over 15 years’ experience in a variety of industries, including nonwovens, composites and pharmaceuticals. Prior to joining us, Mr. Blanchard was a Global Business Director at Johns Manville. Mr. Blanchard earned a B.S. in Chemical Engineering from Michigan Technological University and an M.B.A. from the University of Michigan.

Jason Tedrow has served as our Vice President of Supply Chain since January 2012. Before joining us, Mr. Tedrow was with Lafarge Cement where he held various distribution and supply chain management roles of increasing responsibility from 2006 through 2011, most recently serving as the Director of Distribution for Lafarge’s River Business Unit. Mr. Tedrow also held various engineering and supply chain management positions with ConAgra Foods from 2000 to January 2006 and The Amway Corporation from 1998 to August 2000. Mr. Tedrow earned a B.S. in Industrial Engineering from Western Michigan University and an M.B.A. from the University of Chicago, Booth School of Business.

David Murry joined U.S. Silica as Vice President of Talent Management and serves as our Chief Human Resource Officer. Most recently, David was the Director of Human Resources and Talent Management for Arkema, a diversified chemicals company. He has held positions of increasing leadership with Armstrong, Dell, and Alcoa. David oversees U.S. Silica’s Human Resources, Occupational Health, and Safety team members in the corporate office as well as at all of our operating facilities. David earned a B.S. in Mining Engineering from Texas A&M University and a Master’s of Science in Management from Antioch University.

James I. Manion has served as our General Counsel since 2003. Prior to assuming this position, Mr. Manion was our Assistant General Counsel from 1998 to 2003. Before joining us, Mr. Manion specialized in transactional and corporate law and was a partner in the law firm of Jackson & Kelly from 1988 to 1998. Mr. Manion earned a B.S. in foreign service from Georgetown University and a J.D. from Georgetown University Law Center.

Directors

Charles Shaver has served as a member of our board of directors since July 2011 and is currently our Chairman of the Board. Mr. Shaver has been an Operating Partner of Golden Gate Capital since April 2011. Prior to joining Golden Gate Capital, Mr. Shaver served as the Chief Executive Officer and President of the TPC Group Inc. from 2004 to April 2011, as a Vice President and General Manager for Gentek, Inc. from 2001 to 2004 and as a Vice President and General Manager for Arch Chemicals, Inc. from 2001 to 2004. Mr. Shaver began his career with The Dow Chemical Company, where he held a series of operational and business positions from 1980 to 1996. Mr. Shaver earned a B.S. in chemical engineering from Texas A&M University. As a result of these and other professional experiences, Mr. Shaver possesses particular knowledge and experience in all aspects of corporate functions and company operations that strengthen the board’s collective qualifications, skills and experience.

Rajeev Amara has served as a member of our board of directors since November 2008. Mr. Amara is a Managing Director of Golden Gate Capital, which he joined in 2000. At Golden Gate Capital, Mr. Amara leads the investment effort in the industrials and energy sector. Prior to joining Golden Gate Capital, Mr. Amara worked as an investment banker with the Los Angeles office of Donaldson, Lufkin & Jenrette from 1997 to 1999. With respect to service on public company boards, Mr. Amara has served on the board of directors of Aspect Software, Inc. since January 2011. Mr. Amara earned a B.S. in economics from the Wharton School of the University of Pennsylvania. As a result of these and other professional experiences, Mr. Amara possesses particular knowledge and experience in accounting, finance and capital structure; strategic planning and leadership of complex organizations; and board practices of other major corporations that strengthen the board’s collective qualifications, skills and experience.

Prescott H. Ashe has served as a member of our board of directors since November 2008. Mr. Ashe has been a Managing Director of Golden Gate Capital since 2000. Mr. Ashe has over 20 years of private equity investing experience and has participated in both growth-equity and management buyout transactions with more than $10.0 billion in value. Prior to joining Golden Gate Capital, Mr. Ashe worked at Bain Capital, LLC from 1991 to 2000 and at Bain & Company, Inc. from 1990 to 1991. With respect to service on public company boards, Mr. Ashe has served on the board of directors of Aeroflex Holding Corp. since August 2007, GXS Worldwide, Inc. since June 2010 and Aspect Software, Inc. since May 2003. Mr. Ashe earned a J.D. from Stanford Law School and a B.S. in business administration from the University of California at Berkeley. As a result of these and other professional experiences, Mr. Ashe possesses particular knowledge and experience in accounting, finance, and capital structure; strategic planning and leadership of complex organizations; and board practices of other major corporations that strengthen the board’s collective qualifications, skills and experience.

William J. Kacal has served as a member of our board of directors since January 2012. Mr. Kacal currently serves as a director of Integrity Bank SSB (“Integrity Bank”), the National Association of Corporate Directors—Texas Tri-Cities Chapter, Goodwill Industries International (“Goodwill International”), Goodwill Industries of Houston (“Goodwill Houston”) and the Boy Scouts of America—Sam Houston Area Council (“Boy Scouts Houston”). Mr. Kacal serves on the Audit Committee of Integrity Bank, and previously served as the Chairman of the Audit Committee of Goodwill International, Goodwill Houston and the Boy Scouts Houston. Mr. Kacal has over 40 years of accounting and management experience with Deloitte & Touche LLP (“Deloitte”), most recently serving as a partner from 1981 until his retirement in May 2011, and prior to that serving as a member of the audit staff from 1970 to 1981. Mr. Kacal also served as a member of the board of directors from 2004 to May 2011 and as a member of the executive committee from 2004 to 2008. During his time with Deloitte, Mr. Kacal worked extensively with companies in the oil and natural gas industry. Mr. Kacal earned a B.B.A. in Accounting from Texas A&M University and is a licensed Certified Public Accountant in Texas. As a result of these and other professional experiences, Mr. Kacal possesses particular knowledge and experience in accounting, finance and capital structure; strategic planning and leadership of complex organizations; and board practices of other entities that strengthen the board’s collective qualifications, skills and experience.

Family Relationships

There are no family relationships between any of our executive officers or directors.

Corporate Governance

Codes of Conduct

We expect our directors, officers and employees to act ethically at all times and acknowledge their adherence to the policies comprising our Codes of Conduct. Copies of the Code of Conduct for our Board of Directors and Code of Conduct and Ethics for U.S. Silica employees (including the chief executive officer, chief financial officer and corporate controller) can be found on the U.S. Silica website. Any amendments or waivers to the Code of Business Ethics applicable to the chief executive officer, chief financial officer and corporate controller can also be found in the “Investor Relations” section of the U.S. Silica website. Stockholders may also request a free copy of these documents from: U.S. Silica Holdings, Inc., attn.: Investor Relations, 8490 Progress Drive, Suite 300, Frederick, Maryland 21701 (phone: (855) SILICA-7), or IR@ussilica.com.

Board Composition

Our board of directors consists of six members. At any time that our parent LLC owns at least a majority of our then outstanding common stock, the size of our board of directors is determined by the affirmative vote of at least a majority of our then outstanding common stock. At any time that our parent LLC does not own at least a majority of our then outstanding common stock, the size of our board of directors is determined by the affirmative vote of our board of directors.

At any time that our parent LLC owns at least a majority of our then outstanding common stock, vacancies are filled by the affirmative vote of at least a majority of our then outstanding common stock. At any time that our parent LLC does not own at least a majority of our then outstanding common stock, vacancies are filled by the affirmative vote of our board of directors. The term of office for each director is until his or her successor is elected at our annual meeting or his or her death, resignation or removal, whichever is earliest to occur. Stockholders elect directors each year at our annual meeting.

With respect to the roles of Chairman of the Board and Chief Executive Officer, our Corporate Governance Guidelines provide that the roles may be separated or combined, and our board of directors exercises its discretion in combining or separating these positions as it deems appropriate in light of prevailing circumstances. Our board of directors believes that the combination or separation of these positions should continue to be considered as part of the succession planning process. Currently the roles are separated, with Mr. Shaver serving as Chairman. Our Corporate Governance Guidelines provide the flexibility for our board to modify our leadership structure in the future as appropriate. We believe that our business, like many U.S. companies, is well served by this flexible leadership structure.

Our parent LLC continues to control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” under the NYSE corporate governance standards. As a controlled company, exemptions under the standards will free us from the obligation to comply with certain corporate governance requirements, including the requirements:

•	that we have a compensation committee or nominating and corporate governance committee;

•	that a majority of our board of directors consists of “independent directors,” as defined under the rules of the NYSE;

•

that any corporate governance and nominating committee or compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	for an annual performance evaluation of the nominating and corporate governance committee and compensation committee.

These exemptions do not modify the independence requirements for our Audit Committee, and we intend to comply with the requirements of Rule 10A-3 of the Exchange Act and the rules of the NYSE within the applicable time frame.

Nomination of Directors by Our Parent LLC

On January 31, 2012, we entered into a director designation agreement that provides for our parent LLC to nominate designees to our board of directors. Any directors appointed pursuant to the Designation Agreement may be removed at the discretion of our parent LLC at any time with or without cause. See “Certain Relationships and Related Party Transactions—Director Designation Agreement.”

Board Committees

Our board of directors has established an Audit Committee and a Compensation and Governance Committee. The composition, duties and responsibilities of these committees are as set forth below. In the future, our board may establish other committees, as it deems appropriate, to assist it with its responsibilities.

Board Member	Audit Committee	Compensation and Governance Committee
Rajeev Amara	X	X
Prescott H. Ashe	—	—
William J. Kacal	Chair	X
Charles Shaver	X	Chair
Bryan A. Shinn	—	—
Brian Slobodow	—	—

Audit Committee

The Audit Committee is responsible for, among other matters: (1) appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm; (2) discussing with our independent registered public accounting firm their independence from management; (3) reviewing with our independent registered public accounting firm the scope and results of their audit; (4) approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm; (5) overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC; (6) reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements; (7) establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters; (8) reviewing and approving related person transactions; and (9) overseeing our enterprise risk management program.

Our board of directors has affirmatively determined that Mr. Kacal meets the definition of “independent director” for purposes of serving on an Audit Committee under Rule 10A-3 of the Exchange Act and the NYSE rules. In addition, our board of directors has determined that Mr. Kacal qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Our board of directors has adopted a written charter for the Audit Committee.

Compensation and Governance Committee

The Compensation and Governance Committee is responsible for, among other matters: (1) reviewing key employee compensation goals, policies, plans and programs; (2) reviewing and providing recommendations to the board of directors regarding the compensation of our directors, chief executive officer and other executive officers; (3) reviewing and approving employment agreements and other similar arrangements between us and our executive officers; (4) administration of stock plans and other incentive compensation plans; (5) identifying individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors; (6) overseeing the organization of our board of directors to discharge the board’s duties and responsibilities properly and efficiently; (7) identifying best practices and recommending corporate governance principles; and (8) developing and recommending to our board of directors a set of Corporate Governance Guidelines and principles applicable to us.

As a controlled company, we rely upon the exemption from the requirement that we have a separate compensation committee and nominating and corporate governance committee composed entirely of independent directors. Our board of directors has adopted a written charter for the Compensation and Governance Committee.

Compensation Committee Interlocks and Insider Participation

For 2011, the board of directors, which consisted of our Chief Executive Officer and persons affiliated with Golden Gate Capital, made all compensation decisions. See “Certain Relationships and Related Party Transactions” for information with respect to transactions with Golden Gate Capital.

No interlocking relationships exist between the members of our board of directors and the board of directors or compensation committee of any other company.

Director Compensation

None of the three directors serving on our board of directors as of December 31, 2011 received compensation as a director during 2011. All directors receive reimbursement for reasonable out-of-pocket expenses incurred in connection with meetings of the board. All directors other than Messrs. Amara, Ashe, Shinn and Slobodow are eligible to receive compensation from us for their service on our board of directors. Such directors are paid an annual retainer of $70,000, paid in equal quarterly installments. An additional $10,000 is paid annually for each committee on which such directors serve, while the chairman of the Audit Committee is paid an additional $35,000 annually for serving in such capacity. Notwithstanding the above, Mr. Shaver will receive an annual retainer of $120,000 (inclusive of the $70,000 annual board retainer) for his service as chairman of the board of directors, chairman of the Compensation and Governance Committee and as a member of the Audit Committee. Finally, Mr. Kacal received options, upon the completion of our initial public offering on January 31, 2012, to purchase 10,000 shares of our common stock at the initial public offering price. We anticipate that our other directors apart from Messrs. Amara, Ashe, Shinn and Slobodow will receive similar option grants.

Director and Officer Indemnification and Limitation of Liability

Our amended and restated bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by the DGCL. In addition, our amended and restated certificate of incorporation provides that our directors are not liable for monetary damages for breach of fiduciary duty.

In addition, we have entered into indemnification agreements with each of our executive officers and directors. The indemnification agreements will provide the executive officers and directors with contractual rights to indemnification, expense advancement and reimbursement, to the fullest extent permitted under the DGCL. We have also entered into an indemnification priority agreement with Golden Gate Capital to clarify the priority of advancement of expenses and indemnification obligations among us, our subsidiaries and any of our directors appointed by Golden Gate Capital or its affiliates and other related matters.

There is no pending litigation or proceeding naming any of our directors or officers in which indemnification is being sought, and we are not aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis describes the compensation arrangements we have with our named executive officers as required under the rules of the SEC. The SEC rules require disclosure for the last completed fiscal year for the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), regardless of compensation level, and the three most highly compensated executive officers other than the CEO and CFO (collectively, our “NEOs”).

During 2011, our entire board of directors performed all compensation-related functions. The board of directors was responsible for the oversight, implementation and administration of all of our executive compensation plans and programs. The board of directors also determined all of the components of compensation of the CEO, and, in consultation with the CEO, the compensation of the remaining executive officers.

In connection with completing our initial public offering in February 2012, we established a Compensation and Governance Committee comprised of Messrs. Amara, Kacal and Shaver. Our Compensation and Governance Committee is currently undertaking a substantial review of our existing compensation programs, objectives and philosophy and determine whether such programs, objectives and philosophy are appropriate.

Executive Compensation Objectives and Philosophy

The key objectives of our executive compensation programs are (1) to attract, motivate, reward and retain superior executive officers with the skills necessary to successfully lead and manage our business, (2) to achieve accountability for performance by linking annual cash incentive compensation to the achievement of measurable performance objectives, and (3) to align the interests of the executive officers and our equityholders through short-term incentive compensation programs. For our NEOs, these short-term incentives are designed to accomplish these objectives by providing a significant financial correlation between our financial results and their total compensation.

In 2011, a significant portion of the compensation of our NEOs consisted of cash incentive compensation contingent upon the achievement of financial performance metrics. We also provide our NEOs with a portion of their compensation through equity compensation pursuant to the 2011 Plan. These two elements of executive compensation are aligned with the interests of our stockholders because the amount of compensation ultimately received will vary with our company’s financial performance. Equity compensation derives its value from our equity value, which is likely to fluctuate based on our financial performance.

We seek to apply a consistent philosophy to compensation for all executive officers. Our compensation philosophy is based on the following core principles:

To Pay for Performance

Individuals in leadership roles are compensated based on a combination of total company and, beginning with 2011, individual performance factors. Total company performance is evaluated in part based on the degree to which pre-established financial objectives are met. Individual performance is evaluated based upon several individualized leadership factors, including:

•	achieving specific personal performance objectives;

•	building and developing individual skills and a strong leadership team; and

•	developing an effective infrastructure to support business growth and profitability.

To Pay Competitively

We are committed to providing a total compensation program designed to retain our high-caliber performers and attract superior leaders to our company. To achieve this goal, we compare our pay practices and overall pay levels with other industrial and mineral organizations and regularly confer with a third-party consulting firm for informational purposes.

To Pay Equitably

We believe that it is important to apply generally consistent guidelines for all executive officer compensation programs. In order to deliver equitable pay levels, we expect that the Compensation and Governance Committee will consider depth and scope of accountability, complexity of responsibility, qualifications and executive performance, both individually and collectively as a team.

In addition to short- and long-term compensation, we believe it important to provide our employees with competitive post-employment compensation. Post-employment compensation consists primarily of severance benefits. We believe that severance benefits are an important component in a well-structured executive officer compensation package, and we seek to ensure that the package is competitive at the time of hiring. Consistent with all of our salaried employees, our NEOs, Messrs. Slobodow, White, Winkler, Lynch and Casper are entitled to the standard company benefits. As a result of his prior employment agreement, Mr. Ulizio was entitled to additional severance prior to the end of his employment with us. See “—Potential Payments Upon Termination and Change of Control.”

Compensation and Governance Committee Review of Compensation

We expect the Compensation and Governance Committee will review compensation elements and amounts for NEOs on an annual basis, at the time of a promotion or other change in level of responsibilities, as well as when competitive circumstances or business needs may require. We occasionally use a third-party consulting firm to assist us with determining compensation levels and expect the Compensation and Governance Committee to continue to do so when appropriate, although we did not use such a firm in connection with determining 2011 compensation levels. We expect that each year our head of human resources will compile a report of benchmark data for executive positions for similar companies, including summaries of base salary, annual cash incentive plan opportunities and awards and long-term incentive award values. We expect that the Compensation and Governance Committee will determine the list of companies that we will benchmark our compensation packages against shortly after completion of our initial public offering and will compare our pay practices and overall pay levels with other leading industrial organizations, and, where appropriate, with non-industrial organizations when establishing our pay guidelines.

We expect that the CEO will provide compensation recommendations to the Compensation and Governance Committee for executives other than himself based on this data and the other considerations mentioned in this Compensation Discussion and Analysis. We expect that the Compensation and Governance Committee will recommend a compensation package for our CEO and determine compensation packages for our other NEOs that are consistent with our compensation philosophy to be strategically positioned above the median of our peer group and competitive with other leading industrial organizations.

We expect that the Compensation and Governance Committee will consider input from our CEO and CFO when setting financial objectives for our incentive plans. We also expect that the Compensation and Governance Committee in determining compensation will consider input from our CEO, with the assistance of our head of human resources (for officers other than themselves), regarding benchmarking and recommendations for base salary, annual incentive targets and other compensation awards. The Compensation and Governance Committee will likely give significant weight to our CEO’s judgment when assessing each of the other officer’s performance and determining appropriate compensation levels and incentive awards. The members of the board of directors (other than the CEO) meeting in executive session, will determine the compensation of the CEO, including his annual incentive targets.

Elements of Compensation

As discussed throughout this Compensation Discussion and Analysis, the compensation policies applicable to our NEOs are reflective of our pay-for-performance philosophy, whereby a portion of cash compensation is contingent upon achievement of measurable financial objectives, as opposed to current cash and other compensation not directly linked to objective financial performance.

The elements of our compensation program in 2011 were:

•	base salary;

•	equity-based incentives;

•	performance-based cash incentives; and

•	certain additional executive benefits and perquisites.

Beginning in 2011 with the establishment of the 2011 Plan, a significant portion of executive compensation was made in the form of grants of equity in order to tie our NEOs’ compensation to enhanced equity value in order to further incentivize our executive officers to enhance equityholder value over the long term. Base salary and performance-based cash incentives are currently the most significant elements of our executive compensation program and, on an aggregate basis, they are intended to substantially satisfy our program’s overall objectives. Typically, the board of directors has sought to set each of these elements of compensation at the same time to enable the board of directors to simultaneously consider all of the significant elements and their impact on total compensation and the extent to which the determinations made will reflect the principles of our compensation philosophy and related guidelines with respect to allocation of compensation among certain of these elements and total compensation. We strive to achieve an appropriate mix between the various elements of our compensation program to meet our compensation objectives and philosophy; however, we do not apply any rigid allocation formula in setting our executive compensation, and we may make adjustments to this approach for various positions after giving due consideration to prevailing circumstances.

Base Salary

We provide a base salary to our executive officers to compensate them for their services during the year and to provide them with a stable source of income. The base salaries for our NEOs in 2011 were established by our board of directors, based in large part on the salaries established for persons holding similar positions with similar companies and by the board of directors’ review of other factors, including:

•	the individual’s performance, results, qualifications and tenure;

•	the job’s responsibilities, pay mix (base salary, annual cash incentives, perquisites and other executive benefits) and similar companies’ compensation practices; and

•	our ability to replace the individual.

Our NEOs’ base salary levels are reviewed annually to determine whether they are near the median range for persons holding similar positions with companies that are similar in size and nature to us. In 2011, the board of directors reviewed, in lieu of conducting formal benchmarking, publicly available information about the compensation of comparable executives within industries that are complimentary to ours, as well as information regarding compensation from any third-party sources that the board of directors determined to be relevant. Upon concluding its 2011 review, the board of directors approved an increase in Mr. White’s annual base salary from $196,200 to $250,000 based on the broadened scope of his position as well as his tenure and experience with us. This salary increase also more accurately positions Mr. White’s annual salary with chief financial officers in complimentary industries to ours and with companies of similar size and nature to us.

The annual base salaries in effect for each of our NEOs as of December 31, 2011 were as follows:

Name and Principal Position	Annual Salary ($)
Brian Slobodow, Chief Executive Officer	375,000
William A. White, Chief Financial Officer	250,000
R. Dale Lynch, Vice President of Finance	300,000
Michael L. Winkler, Vice President of Operations	230,000
Bradford B. Casper, Vice President of Strategic Planning	222,000

In March 2011, Mr. Slobodow was appointed our new Chief Executive Officer following the resignation of John A. Ulizio. In addition, Mr. Winkler succeeded Mr. Didawick, who retired in March 2011, as our Vice President of Operations. See “—Employment and Other Agreements.” On January 10, 2012, Mr. Slobodow reduced his responsibilities as our Chief Executive Officer to become our Chief Administrative Officer, and Bryan A. Shinn, our President since March 2011, assumed the additional responsibility of Chief Executive Officer.

In the future, we expect that salaries for executive officers will continue to be reviewed annually, as well as at the time of a promotion or other change in level of responsibilities, or when competitive circumstances or business needs may require. As noted above, we expect that the Compensation and Governance Committee will recommend a compensation package that is consistent with our compensation philosophy to be strategically positioned above the median of our to be determined peer group.

Equity-Based Incentives

Our equity award program is the primary vehicle for offering long-term incentives to our NEOs. Our equity-based incentives are granted in the form of options to purchase shares of our common stock, including the grant of options at the commencement of employment for the majority of our current NEOs. We believe that equity grants align the interests of our NEOs with our stockholders, provide our NEOs with incentives linked to long-term performance and create an ownership culture. In addition, the vesting feature of our equity grants contributes to executive retention because this feature provides an incentive to our NEOs to remain in our employ during the vesting period. To date, we have not had an established set of criteria for granting equity awards; instead the board of directors exercises its judgment and discretion, in consultation with our CEO, and considers, among other things, the role and responsibility of the NEO, competitive factors, the amount of stock-based equity compensation already held by the NEO, and the cash-based compensation received by the NEO to determine the level of equity awards that it approves.

In 2011, the board approved and granted stock options to certain members of our management team, including four of our NEOs. All 2011 stock option grants vest and become exercisable over one to four years, and all 2011 stock option grants included two tranches of stock options: Tranche I stock options and Tranche II stock options. The exercise price of the Tranche I options reflected the fair market value of our common stock on the date of grant as determined by our board of directors in reliance upon a number of factors. The exercise price of the Tranche II stock options reflected the fair market value of our common stock on the date of grant as determined by our board of directors and included a premium to such fair market value. Our board of directors granted the Tranche II options at an exercise price above fair market value to create a situation in which our NEOs realize an economic gain in connection with the Tranche II options only if there is a considerable appreciation in the value of our common stock between the date of grant and the date of exercise.

The following table sets forth the stock option grants we made to our NEOs in 2011:

Name	Date of Grant	Number of Shares Underlying Option	Exercise Price ($)	Vesting Start Date(1)
Brian Slobodow	7/12/2011	152,455	10.33	7/12/2012
	7/12/2011	207,072	16.90	7/12/2012
Michael L. Winkler	7/12/2011	50,818	10.33	7/12/2012
	7/12/2011	77,652	16.90	7/12/2012
R. Dale Lynch	7/25/2011	50,818	10.33	7/25/2012
	7/25/2011	77,652	16.90	7/25/2012
Bradford B. Casper	7/12/2011	50,818	10.33	7/12/2012
	7/12/2011	77,652	16.90	7/12/2012

(1)

In each case, vesting remains subject to continued service through each vesting date. Refer to “—Compensation Discussion and Analysis—Compensation Tables—Outstanding Equity Awards at Fiscal Year-End” for the vesting schedule applicable to each award.

Performance-Based Cash Incentives

We pay performance-based cash incentives in order to align the compensation of our employees, including our NEOs, with our short-term operational and performance goals and to provide near-term rewards for employees to meet these goals. Our short-term, performance-based cash incentive plan provides for incentive payments for each fiscal year. For 2011, these incentive payments are based on the attainment of both pre-established objective financial goals and individual personal performance objectives. These incentive payments are intended to motivate our employees to work effectively to achieve financial performance and personal performance objectives and reward them when these objectives are met and results are approved by the board of directors.

The following table sets forth (1) the financial metric used to determine each NEO’s payment under our 2011 performance-based cash incentive program, and (2) the related threshold, target and maximum levels:

Performance Metric	Threshold (in millions)	Target (in millions)		Maximum (in millions)
Adjusted EBITDA (1)	$86.8	>$	90.0	>$	100.0

(1)

For a calculation of Adjusted EBITDA, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations–How We Evaluate Our Business.” Adjusted EBITDA was used because it is a key metric used by management and the board of directors to assess our operating performance. For 2011, our board of directors set the Adjusted EBITDA goal at the beginning of the year based on management projections.

Attainment of Adjusted EBITDA objectives accounts for 50% of each NEO’s bonus. The other 50% of each NEO’s bonus is determined by the accomplishment of a variety of personal performance objectives, which are designed to coincide with the achievement of our strategic overall short-term operational and performance goals. No defined weights were established for any of the performance-based objectives. Rather, each NEO was evaluated on his performance in comparison to their respective defined objectives taken as a whole.

•

Messrs. Slobodow, White and Lynch objectives were primarily focused on redesigning the leadership structure, with emphasis on preparing for business growth and an initial public stock offering, accelerating the initiation and approval of any capital projects, such as the projects to expand plant production capacity and construction of a resin-coated sand facility, and improved use of technology, especially for business reporting purposes.

•

Mr. Winkler’s objectives were primarily focused on executing plant production capacity expansions, improved health and safety performance at our production facilities, and development of internal operational metrics.

•	Mr. Casper’s objectives were primarily focused on developing a comprehensive database for the Oil & Gas Proppants business and developing a methodology for evaluating strategic initiatives.

For the year ended December 31, 2011, we achieved Adjusted EBITDA of $93.6 million exceeding target by $3.6 million, or 4.0%. Based on the Company’s attainment of the pre-established financial objective and in consideration of the achievement of each individual NEO’s personal performance objectives in 2011, the Board has approved, and the Company has paid in February 2012, the following performance-based cash incentive payments for the 2011 calendar year.

Name	Payout ($)
Brian Slobodow	235,000
William A. White	140,000
Michael L. Winkler	130,000
R. Dale Lynch	82,500
Bradford B. Casper	65,000

The following table shows each NEO’s performance-based cash incentive targets as a percentage of base salary for 2012 as of December 31, 2011. For 2012, we are again using Adjusted EBITDA as the financial measure for the plan. We are using Adjusted EBITDA for the same reasons we used Adjusted EBITDA for 2011. We do not believe that disclosure of our 2012 Adjusted EBITDA goals is relevant to an understanding of compensation for 2011. In addition, because the components of Adjusted EBITDA for 2012 contain highly sensitive data, we do not disclose specific future measures and targets because we believe that such disclosure would result in serious competitive harm and be detrimental to our operating performance. Our 2012 Adjusted EBITDA goals are intended to be realistic and reasonable, but challenging, in order to drive performance on an individual basis.

	Fiscal 2012
	Percentage of Base Salary
Name	Threshold Payout	Target Payout	Maximum Payout
Brian Slobodow	25%	50%	75%
William A. White	23%	45%	68%
Michael L. Winkler	23%	45%	68%
R. Dale Lynch	25%	50%	75%
Bradford B. Casper	18%	35%	53%

Although Adjusted EBITDA was used as the financial measure for 2011 and will be used as the financial measure for 2012, the Compensation and Governance Committee may use other objective financial performance indicators for the plan in the future, including, without limitation, the price of our common stock, shareholder return, return on equity, return on investment, return on capital, sales productivity, economic profit, economic value added, net income, operating income, gross margin, sales, free cash flow, earnings per share, operating company contribution, a derivative of Adjusted EBITDA or market share.

Parent LLC Class C and Class D Membership Interests

On July 30, 2009, Messrs. Ulizio and White were granted Class C Units and Class D Units in our parent LLC. This grant was intended to permit the executives to share in the increase in our value and to focus their efforts on our long-term results. Combined, Messrs. Ulizio and White own 63% of the Class C Units and 71% of

the Class D Units. The remaining Class C Units and Class D Units are held by another of our current employees. The Class C Units and the Class D Units were allocated based on the individual’s relative position and responsibilities. The Class C Units vest ratably over five years, with vesting occurring on November 25 of each year. The Class D Units were fully vested upon grant. The Class C Units and the Class D Units may not be transferred without the prior written consent of Golden Gate Capital unless (1) all or substantially all of the outstanding units are being sold to an independent third party or (2) the transfer is to a spouse, lineal descendent, sibling, parent, heir, executor or similar person or entity. See “Security Ownership of Certain Beneficial Owners” for information on the holdings of Messrs. Ulizio and White in our parent LLC.

Equity and Cash Incentives—Summary of the 2011 Plan

On July 8, 2011, we adopted the 2011 Plan. The 2011 Plan provides for grants of stock options, stock appreciation rights, restricted stock and other incentive-based awards. Independent directors, officers and other employees of us and our subsidiaries, as well as others performing consulting or advisory services for us, will be eligible for grants under the 2011 Plan. The purpose of the 2011 Plan is to provide incentives that will attract, retain and motivate high performing officers, directors, employees and consultants by providing them with appropriate incentives and rewards either through a proprietary interest in our long-term success or compensation based on their performance in fulfilling their personal responsibilities. Each member of management that chooses to participate in the 2011 plan has signed a non-compete agreement. The following is a summary of the material terms of the 2011 Plan, but does not include all of the provisions of the 2011 Plan.

All equity incentive compensation awarded to our NEOs in 2011 was granted under the 2011 Plan. As of January 17, 2012, options to acquire 1,650,386 shares of common stock had been granted under the 2011 Plan of which 1,501,398 were outstanding. As of January 17, 2012, no other forms of awards had been granted under the 2011 Plan.

Administration

The 2011 Plan is administered by the Compensation and Governance Committee, as designated by our board of directors. It is the Compensation and Governance Committee’s responsibility to determine the form, amount and other terms and conditions of awards; clarify, construe or resolve any ambiguity in any provision of the 2011 Plan or any award agreement; amend the terms of outstanding awards; and adopt such rules, forms, instruments and guidelines for administering the 2011 Plan as it deems necessary or proper. All actions, interpretations and determinations by the committee or by our board of directors are final and binding.

The Compensation and Governance Committee has full authority to administer and interpret the 2011 Plan, to grant discretionary awards under the 2011 Plan, to determine the persons to whom awards will be granted, to determine the types of awards to be granted, to determine the terms and conditions of each award, to determine the number of shares of common stock to be covered by each award and to make all other determinations in connection with the 2011 Plan and the awards thereunder as the Compensation and Governance Committee, in its sole discretion, deems necessary or desirable.

Available Shares

The aggregate number of shares of common stock which may be issued or used for reference purposes under the 2011 Plan or with respect to which awards may be granted is five million shares, subject to automatic increase on the first day of each fiscal year beginning in 2012 and ending in 2019 by the lesser of (1) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or (2) such lesser number of shares as determined by the Compensation and Governance Committee. The shares may be either authorized and unissued shares of our common stock or shares of common stock held in or acquired for our treasury. In general, if awards under the 2011 Plan are for any reason cancelled or expire or terminate unexercised, the shares covered by such awards will again be available for the grant of awards under the 2011 Plan.

Eligibility for Participation

Independent members of our board of directors, as well as employees of, and consultants to, us or any of our subsidiaries and affiliates are eligible to receive awards under the 2011 Plan. The selection of participants is within the sole discretion of the Compensation and Governance Committee.

Award Agreement

Awards granted under the 2011 Plan shall be evidenced by award agreements, which need not be identical, that provide additional terms, conditions, restrictions and/or limitations covering the grant of the award, including, without limitation, additional terms providing for the acceleration of exercisability or vesting of awards in the event of a change of control or conditions regarding the participant’s employment, as determined by the committee in its sole discretion.

Stock Options

The committee may grant nonqualified stock options and incentive stock options to purchase shares of our common stock only to eligible employees. The Compensation and Governance Committee will determine the number of shares of our common stock subject to each option, the term of each option, which may not exceed ten years, or five years in the case of an incentive stock option granted to a 10.0% stockholder, the exercise price, the vesting schedule, if any, and the other material terms of each option. No incentive stock option or nonqualified stock option may have an exercise price less than the fair market value of a share of our common stock at the time of grant or, in the case of an incentive stock option granted to a 10.0% stockholder, 110.0% of such share’s fair market value. Options will be exercisable at such time or times and subject to such terms and conditions as determined by the committee at grant and the exercisability of such options may be accelerated by the committee in its sole discretion.

Stock Appreciation Rights

The Compensation and Governance Committee may grant stock appreciation rights, which we refer to as SARs, either with a stock option, which may be exercised only at such times and to the extent the related option is exercisable, which we refer to as a Tandem SAR, or independent of a stock option, which we refer to as a Non-Tandem SAR. A SAR is a right to receive a payment in shares of our common stock or cash, as determined by the Compensation and Governance Committee, equal in value to the excess of the fair market value of one share of our common stock on the date of exercise over the exercise price per share established in connection with the grant of the SAR. The term of each SAR may not exceed ten years. The exercise price per share covered by an SAR will be the exercise price per share of the related option in the case of a Tandem SAR and will be the fair market value of our common stock on the date of grant in the case of a Non-Tandem SAR. The Compensation and Governance Committee may also grant limited SARs, either as Tandem SARs or Non-Tandem SARs, which may become exercisable only upon the occurrence of a change in control, as defined in the 2011 Plan, or such other event as the Compensation and Governance Committee may, in its sole discretion, designate at the time of grant or thereafter.

Restricted Stock

The Compensation and Governance Committee may award shares of restricted stock. Except as otherwise provided by the Compensation and Governance Committee upon the award of restricted stock, the recipient generally has the rights of a stockholder with respect to the shares, including the right to receive dividends, the right to vote the shares of restricted stock and, conditioned upon full vesting of shares of restricted stock, the right to tender such shares, subject to the conditions and restrictions generally applicable to restricted stock or specifically set forth in the recipient’s restricted stock agreement. The Compensation and Governance may determine at the time of award that the payment of dividends, if any, will be deferred until the expiration of the applicable restriction period.

Recipients of restricted stock are required to enter into a restricted stock agreement with us that states the restrictions to which the shares are subject, which may include satisfaction of pre-established performance goals, and the criteria or date or dates on which such restrictions will lapse.

If the grant of restricted stock or the lapse of the relevant restrictions is based on the attainment of performance goals, the committee will establish for each recipient the applicable performance goals, formulae or standards and the applicable vesting percentages with reference to the attainment of such goals or satisfaction of such formulae or standards while the outcome of the performance goals are substantially uncertain. Such performance goals may incorporate provisions for disregarding, or adjusting for, changes in accounting methods, corporate transactions, including, without limitation, dispositions and acquisitions, and other similar events or circumstances. Section 162(m) of the Code requires that performance awards be based upon objective performance measures. The performance goals for performance-based restricted stock will be based on one or more of the objective criteria set forth on Exhibit A to the 2011 Plan and are discussed in general below.

Other Stock-Based Awards

The Compensation and Governance Committee may, subject to limitations under applicable law, make a grant of such other stock-based awards, including, without limitation, performance units, dividend equivalent units, stock equivalent units, restricted stock units and deferred stock units under the 2011 Plan that are payable in cash or denominated or payable in or valued by shares of our common stock or factors that influence the value of such shares. The Compensation and Governance Committee shall determine the terms and conditions of any such other awards, which may include the achievement of certain minimum performance goals for purposes of compliance with Section 162(m) of the Code and/or a minimum vesting period. The performance goals for performance-based other stock-based awards will be based on one or more of the objective criteria set forth on Exhibit A to the 2011 Plan and discussed in general below.

Performance Awards

The Compensation and Governance Committee may grant a performance award to a participant payable upon the attainment of specific performance goals. The Compensation and Governance Committee may grant performance awards that are intended to qualify as performance-based compensation under Section 162(m) of the Code as well as performance awards that are not intended to qualify as performance-based compensation under Section 162(m) of the Code. Based on service, performance and/or such other factors or criteria, if any, as the Compensation and Governance Committee may determine, the Compensation and Governance Committee may, at or after grant, accelerate the vesting of all or any part of any performance award.

Performance Goals

The Compensation and Governance Committee may grant awards of restricted stock, performance awards, and other stock-based awards that are intended to qualify as performance-based compensation for purposes of Section 162(m) of the Code. These awards may be granted, vest and be paid based on attainment of specified performance goals established by the committee. These performance goals will be based on the attainment of a certain target level of, or a specified increase or decrease in, one or more of the following measures selected by the committee: (1) earnings per share; (2) operating income; (3) gross income; (4) net income (before or after taxes); (5) cash flow; (6) gross profit; (7) gross profit return on investment; (8) gross margin return on investment; (9) gross margin; (10) operating margin; (11) working capital; (12) earnings before interest and taxes; (13) earnings before interest, tax, depreciation and amortization; (14) return on equity; (15) return on assets; (16) return on capital; (17) return on invested capital; (18) net revenues; (19) gross revenues; (20) revenue growth; (21) net revenues by segment; (22) revenue growth by segment; (23) overall revenue growth; (24) overall contribution margin; (25) contribution margin by segment; (26) sales or market share; (27) total shareholder return; (28) economic value added; (29) specified objectives with regard to limiting the level of increase in all or a portion of our bank debt or other long-term or short-term public or private debt or other similar financial obligations, which may be calculated net of cash balances and/or other offsets and adjustments as may be established by the committee in its sole discretion; (30) the fair market value of a share of common stock; (31) the growth in the value of an investment in the common stock assuming the reinvestment of dividends; (32) reduction in operating expenses; (33) volume growth by segment; (34) overall volume growth; (35) price growth by segment; (36) overall price growth; (37) contribution margin growth; (38) reduction in variable costs; (39) reduction in fixed costs; (40) asset productivity; (41) cost per ton; (42) output per employee; (43) logistics efficiency; or (44) customer acquisitions.

To the extent permitted by law, the Compensation and Governance Committee may also exclude the impact of an event or occurrence which the committee determines should be appropriately excluded, including: (1) restructurings, discontinued operations, extraordinary items and other unusual or non-recurring charges; (2) an event either not directly related to our operations or not within the reasonable control of management; or (3) a change in accounting standards required by generally accepted accounting principles.

Performance goals may also be based on an individual participant’s performance goals, as determined by the Compensation and Governance Committee, in its sole discretion.

In addition, all performance goals may be based upon the attainment of specified levels of our performance, or the performance of a subsidiary, division or other operational unit, under one or more of the measures described above relative to the performance of other corporations. The Compensation and Governance Committee may designate additional business criteria on which the performance goals may be based or adjust, modify or amend those criteria.

Change in Control

In connection with a change in control, as defined in the 2011 Plan, the Compensation and Governance Committee may accelerate vesting of outstanding awards under the 2011 Plan. In addition, such awards will be, in the discretion of the committee, (1) assumed and continued or substituted in accordance with applicable law, (2) purchased by us for an amount equal to the excess of the price of a share of our common stock paid in a change in control over the exercise price of the award(s), or (3) cancelled if the price of a share of our common stock paid in a change in control is less than the exercise price of the award. The Compensation and Governance Committee may also, in its sole discretion, provide for accelerated vesting or lapse of restrictions of an award at any time.

Stockholder Rights

Except as otherwise provided in the applicable award agreement, and with respect to an award of restricted stock a participant has no rights as a stockholder with respect to shares of our common stock covered by any award until the participant becomes the record holder of such shares.

Amendment and Termination

Notwithstanding any other provision of the 2011 Plan, our board of directors may at any time amend any or all of the provisions of the 2011 Plan, or suspend or terminate it entirely, retroactively or otherwise; provided, however, that, unless otherwise required by law or specifically provided in the 2011 Plan, the rights of a participant with respect to awards granted prior to such amendment, suspension or termination may not be adversely affected without the consent of such participant.

Transferability

Awards granted under the 2011 Plan are generally nontransferable (other than by will or the laws of descent and distribution), except that the committee may provide for the transferability of nonqualified stock options at the time of grant or thereafter to certain family members.

Effective Date

The 2011 Plan is effective as of its approval by our board of directors on July 8, 2011.

Additional Executive Benefits and Perquisites

We provide our executive officers with executive benefits and perquisites that the board of directors believes are reasonable and in the best interests of the company and its stockholders. Consistent with our compensation philosophy, we intend to continue to maintain our current benefits for our executive officers, including retirement plans, health and welfare benefits and life insurance and long-term disability insurance described below. The Compensation and Governance Committee, in its discretion, may revise, amend or add to an officer’s executive benefits if it deems it advisable. We believe these benefits are generally equivalent to benefits provided by comparable companies. We have no current plans to change the levels of benefits provided thereunder.

Retirement Plan Benefits. We sponsor a 401(k) plan covering substantially all eligible employees. Employee contributions to the 401(k) plan are voluntary. We contribute an amount equal to 25% of a covered employee’s eligible contribution up to 8% of a participant’s salary. We also contribute from 0% to 75% of a covered employee’s eligible contribution up to 8%, if applicable, based on our profits from the previous fiscal year as an incentive to encourage our employees to participate in the 401(k) plan. The contributions based on our profits are paid during the Spring of the following fiscal year. In the case of both the matching program and the profit sharing program, our contributions vest over a period of five years. Finally, we also provide a 4% defined contribution of monthly basic income into a participant’s 401(k) account if that participant does not participate in our defined pension plan. These contributions vest each year. Contributions by participants are limited to their annual tax deferred contribution limit as allowed by the Internal Revenue Service. Our total contributions to 401(k) plan participants were $550 thousand, $1.6 million, and $1.9 million for 2009, 2010 and 2011, respectively.

Health and Welfare Benefits. We offer health, dental and vision coverage for all employees, including our NEOs, and pay premiums on behalf of our NEOs on the same basis as on behalf of all of our other salaried employees.

Life Insurance and Long-Term Disability Insurance. As of December 31, 2011, we offer life insurance up to a cap of $600,000 or five times each employee’s annual salary. We offer long-term disability insurance up to a cap of $10,000 per month. We pay life insurance premiums on behalf of our NEOs, but do not pay any premiums on behalf of our NEOs related to long-term disability insurance.

Compensation and Governance Committee Report

The Compensation and Governance Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with management. Based on this review and discussion, the Compensation and Governance Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Compensation and Governance Committee

Charles Shaver, Chair

Rajeev Amara

William J. Kacal

Accounting and Tax Considerations

In determining which elements of compensation are to be paid, and how they are weighted, we also take into account whether a particular form of compensation will be deductible under Section 162(m) of the Code. Section 162(m) generally limits the deductibility of compensation paid to our NEOs to $1.0 million during any fiscal year unless such compensation is “performance-based” under Section 162(m). However, under a Section 162(m) transition rule for compensation plans or agreements of corporations which are privately held and which become publicly held in an initial public offering, compensation paid under a plan or agreement that existed prior to the initial public offering will not be subject to Section 162(m) until the earlier of (1) the expiration of the plan or agreement, (2) a material modification of the plan or agreement, (3) the issuance of all employer stock and other compensation that has been allocated under the plan, or (4) the first meeting of stockholders at which directors are to be elected that occurs after the close of the third calendar year following the year of the initial public offering (the “Transition Date”). After the Transition Date, rights or awards granted under the plan, other than options and stock appreciation rights, will not qualify as “performance-based compensation” for purposes of Section 162(m) unless such rights or awards are granted or vest upon pre-established objective performance goals, the material terms of which are disclosed to and approved by our stockholders.

Our compensation program is intended to maximize the deductibility of the compensation paid to our NEOs to the extent that we determine it is in our best interests. Consequently, we may rely on the exemption from Section 162(m) afforded to us by the transition rule described above for compensation paid pursuant to our pre-existing plans. Many other Code provisions, SEC regulations and accounting rules affect the payment of executive compensation and are generally taken into consideration as programs are developed.

Compensation Tables

The purpose of the following tables is to provide information regarding the compensation earned during our most recently completed fiscal year by our NEOs.

Summary Compensation Table

The following table presents information concerning the total compensation of our NEOs, who are (1) our principal executive officer, (2) our principal financial officer and (3) our three most highly compensated executive officers, other than our principal executive officer and principal financial officer, who were serving as executive officers at the end of our fiscal year ended December 31, 2011. No disclosure is provided for 2010 for those persons who were not NEOs in 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)
Brian Slobodow	2011	299,760	—	1,326,332	235,000	—	68,328	1,949,420
Chief Executive Officer

John A. Ulizio	2011	62,500	—	—	—	3,495	290,166	356,161
Former Chief Executive Officer	2010	300,000	100,000	—	231,563	995	35,520	668,078

William A. White	2011	221,679	—	—	140,000	—	38,002	399,681
Chief Financial Officer	2010	179,450	75,000	—	104,791		31,028	390,269

Michael L. Winkler	2011	127,237	—	500,475	130,000	—	12,688	770,400
Vice President of Operations

R. Dale Lynch	2011	130,769	—	502,268	82,500	—	7,413	722,950
Vice President of Finance

Bradford B. Casper	2011	138,750	—	498,414	65,000	—	16,239	718,403
Vice President of Strategic Planning

(1)	For Messrs. Ulizio and White, bonus awards represent a special discretionary bonus paid in recognition of our NEOs’ contributions in connection with the refinancing of our credit agreements in 2010.
(2)

Represents the aggregate grant date fair values of stock options computed in accordance with FASB ASC Topic 718. For information on the assumptions used by the Company in calculating the fair value of the stock options, see Note L to our unaudited condensed combined financial statements included elsewhere in this Annual Report on Form 10-K.

(3)	Represents amounts paid under our performance-based cash incentive plan. See “—Compensation Discussion and Analysis—Elements of Compensation—Performance-Based Cash Incentive.”
(4)

“All Other Compensation” for 2011 and 2010 includes employer contributions to our NEOs’ 401(k) plan accounts, premiums paid for health coverage, premiums paid for life insurance, relocation expenses and amounts reimbursed for the payment of taxes, as applicable. The table below presents an itemized account of “All Other Compensation” provided in 2011 and 2010 to our NEOs, regardless of any minimum thresholds provided under the SEC rules and regulations.

Name	Year	Company Contributions to 401(k) Plan ($)	Company-Paid Premiums for Health Coverage ($)	Company-Paid Premiums for Life Insurance ($)	Relocation Expenses ($)	Living Expenses ($)	Severance ($)	Reimbursements for the Payment of Income Taxes (“Gross-Ups”) ($)
Brian Slobodow	2011	12,973	11,046	495	35,000	4,444	—	4,370
John A. Ulizio	2011	8,175	14,682	962	—	—	266,346	—
	2010	20,500	13,436	1,584	—	—	—	—
William A. White	2011	22,241	14,728	1,034	—	—	—	—
	2010	19,921	9,523	1,584	—	—	—	—
Michael L. Winkler	2011	6,133	6,186	369	—	—	—	—
R. Dale Lynch	2011	7,000	—	413	—	—	—	—
Bradford B. Casper	2011	7,400	8,591	248	—	—	—	—

Grants of Plan-Based Awards

During 2011, each of our NEOs participated in our performance-based cash incentive plan in which each officer was eligible for awards set forth under “Estimated Potential Payouts Under Non-Equity Incentive Plan Awards” below. The actual payout for each of our NEOs is set forth above under the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. For a detailed discussion of our performance-based cash incentive plan, refer to “—Compensation Discussion and Analysis—Elements of Compensation—Performance-Based Cash Incentives.”

The following table presents information concerning each grant of an award made to an NEO in fiscal 2011 under any plan.

		Estimated Potential Payouts Under Non-Equity Incentive Plan Awards			Estimated Potential Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares or Stock Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh) (1)	Grant Date Fair Value of Stock and Award Options ($) (2)(3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold #	Target #	Maximum #
Brian Slobodow	— 7/12/2011 7/12/2011	93,750 — —	187,500 — —	281,250 — —	— — —	— — —	— — —	— — —	— 152,455 207,072	— 10.33 16.90	— 4.53 3.07
John A. Ulizio	—	—	—	—	—	—	—	—	—	—	—
William A. White	—	56,250	112,500	168,750	—	—	—	—	—	—	—
Michael L. Winkler	— 7/12/2011 7/12/2011	51,750 — —	103,500 — —	155,250 — —	— — —	— — —	— — —	— — —	— 50,818 77,652	— 10.33 16.90	— 4.76 3.33
R. Dale Lynch	— 7/25/2011 7/25/2011	33,000 — —	66,000 — —	99,000 — —	— — —	— — —	— — —	— — —	— 50,818 77,652	— 10.33 16.90	— 4.78 3.34
Bradford B. Casper	— 7/12/2011 7/12/2011	16,268 — —	32,537 — —	48,805 — —	— — —	— — —	— — —	— — —	— 50,818 77,652	— 10.33 16.90	— 4.75 3.31

(1)	For additional information regarding the different exercise prices of option awards granted in 2011, see “—Compensation Discussion and Analysis—Elements of Compensation—Equity-Based Incentives.”
(2)	The vesting schedule applicable to each award is set forth below in the section entitled “Outstanding Equity Awards at Fiscal Year-End.
(3)

Represents the aggregate grant date fair values of stock options computed in accordance with FASB ASC Topic 718. For information on the assumptions used by the Company in calculating the fair value of the stock options, see Note L to our Combined Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information concerning unexercised options that have not vested for each NEO outstanding as of the end of fiscal 2011. None of our NEOs held any stock awards in us as of December 31, 2011. In addition, prior to 2011, we did not grant any equity awards.

Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Brian Slobodow	7/12/2011	(1)	—	152,455	—	10.33	7/12/2021
	7/12/2011	(2)	—	207,072	—	16.90	7/12/2021
Michael L. Winkler	7/12/2011	(3)	—	50,818	—	10.33	7/12/2021
	7/12/2011	(4)	—	77,652	—	16.90	7/12/2021
R. Dale Lynch	7/25/2011	(5)	—	50,818	—	10.33	7/25/2021
	7/25/2011	(6)	—	77,652	—	16.90	7/25/2021
Bradford B. Casper	7/12/2011	(7)	—	50,818	—	10.33	7/12/2021
	7/12/2011	(8)	—	77,652	—	16.90	7/12/2021

(1)

95,284 of the shares subject to the option shall vest on July 12, 2012, 19,057 of the shares subject to the option shall vest on January 1, 2013, and 38,114 of the shares subject to the option shall vest on January 1, 2014, subject to Mr. Slobodow’s continued service to us on each such vesting date.

(2)

129,420 of the shares subject to the option shall vest on July 12, 2012, 25,884 of the shares subject to the option shall vest on January 1, 2013, and 51,768 of the shares subject to the option shall vest on January 1, 2014, subject to Mr. Slobodow’s continued service to us on each such vesting date.

(3)

1/4th of the total number of shares subject to the option vest annually beginning on the first anniversary, July 25, 2012, and continuing through the fourth anniversary, July 25, 2015, subject to Mr. Winkler’s continued service to us on each such vesting date.

(4)

1/4th of the total number of shares subject to the option vest annually beginning on the first anniversary, July 25, 2012, and continuing through the fourth anniversary, July 25, 2015, subject to Mr. Winkler’s continued service to us on each such vesting date.

(5)

1/4th of the total number of shares subject to the option vest annually beginning on the first anniversary, July 25, 2012, and continuing through the fourth anniversary, July 25, 2015, subject to Mr. Lynch’s continued service to us on each such vesting date.

(6)

1/4th of the total number of shares subject to the option vest annually beginning on the first anniversary, July 25, 2012, and continuing through the fourth anniversary, July 25, 2015, subject to Mr. Lynch’s continued service to us on each such vesting date.

(7)

13,721 of the shares subject to the option shall vest on July 12, 2012, 12,705 of the shares subject to the option shall vest on July 12, 2013, 12,704 of the shares subject to the option shall vest on July 12, 2014, and 11,688 of the shares subject to the option shall vest on July 12, 2015, subject to Mr. Casper’s continued service to us on each such vesting date.

(8)

20,966 of the shares subject to the option shall vest on July 12, 2012, 19,413 of the shares subject to the option shall vest on July 12, 2013 and July 12, 2014, and 17,860 of the shares subject to the option shall vest on July 12, 2015, subject to Mr. Casper’s continued service to us on each such vesting date.

Exercises and Stock Vested

None of our NEOs exercised any option awards during 2011. None of our NEOs held any stock awards in us that vested in 2011.

Deferred Compensation

Our deferred compensation plan is an unfunded, nonqualified deferred compensation plan that was available to our executives and key employees beginning on January 1, 1998. There have been no new entrants to the deferred compensation plan since January 1, 2000; however the deferred compensation plan has not been terminated due to the costs associated with termination. Under the deferred compensation plan, eligible employees can elect to defer each year up to 100% of gross compensation, including bonuses and annual cash incentive awards. Although we have the discretion to provide matching credits under the deferred compensation plan, no matching credits were provided in 2011. All amounts credited to a participant’s account under the deferred compensation plan are notionally invested in mutual funds or other investments available in the market. Amounts under the deferred compensation plan are generally distributed in a lump sum upon a participant’s death, disability or mutual agreement of the participant and us. A participant who separates from service at or after age 70 (or after the participant’s tenth anniversary of participation, whichever is later) shall be paid in the form of ten annual installments, or in a lump sum payment at our sole discretion. Mr. Ulizio was our only NEO who participated in our nonqualified deferred compensation plan during 2011. In connection with his resignation from the company in March 2011, Mr. Ulizio elected to receive a lump sum payment equal to the aggregate balance of his account.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year ($)
John A. Ulizio	—	—	3,495	28,310	—

Pension Benefits

None of our NEOs participate in or have account balances in any qualified or nonqualified defined benefit plans sponsored by us. Either our board of directors or our Compensation and Governance Committee may elect to adopt qualified or nonqualified benefit plans in the future if it determines that doing so is in our best interest.

Employment and Other Agreements

Brian Slobodow

We are party to an employment agreement with Mr. Slobodow, our Chief Administrative Officer. Mr. Slobodow was originally hired as our Chief Executive Officer, but reduced his own responsibilities on January 10, 2012 due to personal health reasons. Under the terms of his employment agreement, effective June 1, 2011, Mr. Slobodow is entitled to an annual base salary of $375,000, subject to review and adjustment. Mr. Slobodow is also eligible to earn a short-term, performance-based cash incentive payment for each year. The bonus shall be equal to 50% of his annual base salary.

Mr. Slobodow is also entitled to receive benefits in accordance with the health and welfare plans we provide to other members of our senior management. Mr. Slobodow is also entitled to up to 20 days of paid time off, family relocation expenses to the Princeton, New Jersey or Frederick, Maryland region from Park City, Utah and reimbursement for all reasonable business expenses that he incurs in the course of performing his duties and responsibilities which are consistent with our policies in effect from time to time with respect to travel, entertainment and other business expenses, subject to our requirements with respect to reporting and documentation of such expenses.

Mr. Slobodow’s employment continues until the earlier of his resignation (with or without good reason), death or disability or termination by us (with or without cause). If we terminate Mr. Slobodow’s employment without cause or Mr. Slobodow resigns for good reason, Mr. Slobodow is entitled to receive severance equal to his annual base salary payable in regular installments from the date of termination through the later of (1) June 1, 2012 and (2) the six-month anniversary of the date of termination if Mr. Slobodow has executed and delivered a general release of any and all claims arising out of or related to his employment with us and the termination of his employment. Mr. Slobodow is also entitled to receive reimbursement of the then-prevailing monthly premium for COBRA healthcare coverage if he so elects. Mr. Slobodow is not entitled to any of these benefits solely as a result of the change in responsibilities that occurred on January 10, 2012.

Mr. Slobodow has also agreed to customary restrictions with respect to the use of our confidential information and has agreed that all intellectual property developed or conceived by Mr. Slobodow while he is employed by us which relates to our business is our property. During the term of Mr. Slobodow’s employment with us and during the six-month period immediately thereafter, Mr. Slobodow has agreed not to (1) participate (whether as an officer, director, employee or otherwise) in any businesses that compete with us, (2) solicit or hire any of our employees and (3) induce or attempt to induce any customer, supplier, licensee, licensor, franchisee, distributor or other business relation of us to cease doing business with us or in any way interfere with our relationship with such person or entity. During any period in which Mr. Slobodow has breached the above restrictions, we have no obligation to pay Mr. Slobodow any severance described above.

Mr. Slobodow’s compensation is not expected to change at this time due to the change in responsibilities that occurred on January 10, 2012.

Bryan A. Shinn

We are party to an employment agreement with Mr. Shinn, our President and Chief Executive Officer. Mr. Shinn was originally hired as our Senior Vice President of Sales and Marketing, was appointed to serve as our President in March 2011 and assumed the additional responsibility of Chief Executive Officer on January 10, 2012. Under the terms of his employment agreement, Mr. Shinn was initially entitled to an annual base salary of $232,000, subject to review and adjustment. Mr. Shinn is also eligible to participate in our short-term, performance-based cash incentive plan. In addition to bonuses received through the short-term, performance-based cash incentive plan, Mr. Shinn’s employment agreement provides that we would pay Mr. Shinn a one-time special bonus of $50,000, provided that he was a full-time employee as of March 1, 2010. This special bonus was paid in the first quarter of 2010.

We also agreed to pay Mr. Shinn a special allowance equal to 80% of the difference between the purchase price of his prior home and the (1) sale price of his prior home or (2) the appraised value of his prior home if his prior home is neither sold nor under contract to be sold within 180 days of the date on which his employment began. Pursuant to these terms, we paid Mr. Shinn a special allowance in the amount of $125,000 in 2010. Also pursuant to our contract with Mr. Shinn, we agreed to pay temporary living expenses for up to 180 days, which resulted in payments to Mr. Shinn of approximately $17,000 in 2010.

Mr. Shinn’s annual base salary was $300,000 as of December 31, 2011, and he is eligible to receive an annual bonus for fiscal 2012 of up to 50% of his base salary if the short-term, performance-based cash incentive plan pays out at 100%.

William A. White

We are party to an employment agreement with Mr. White, our Chief Financial Officer. Under the terms of his employment agreement, effective December 21, 2011, Mr. White is entitled to an annual base salary of $250,000, subject to review and adjustment. Mr. White is also eligible to earn a short-term, performance-based cash incentive payment for each year. The bonus shall be equal to 45% of his annual base salary.

Mr. White is also entitled to receive benefits in accordance with the health and welfare plans we provide to other members of our senior management. Mr. White is also entitled to up to 20 days of paid time off and reimbursement for all reasonable business expenses that he incurs in the course of performing his duties and responsibilities as Chief Financial Officer which are consistent with our policies in effect from time to time with respect to travel, entertainment and other business expenses, subject to our requirements with respect to reporting and documentation of such expenses.

Mr. White’s employment continues until the earlier of his resignation (with or without good reason), death or disability or termination by us (with or without cause). If we terminate Mr. White’s employment without cause or Mr. White resigns for good reason, Mr. White is entitled to receive severance equal to his annual base salary payable in regular installments from the date of termination through the twelve-month anniversary of the date of termination if Mr. White has executed and delivered a general release of any and all claims arising out of or related to his employment with us and the termination of his employment. Mr. White is also entitled to receive reimbursement of the then-prevailing monthly premium for COBRA healthcare coverage if he so elects.

Mr. White has also agreed to customary restrictions with respect to the use of our confidential information and has agreed that all intellectual property developed or conceived by Mr. White while he is employed by us which relates to our business is our property. During the term of Mr. White’s employment with us and during the six-month period immediately thereafter, Mr. White has agreed not to (1) participate (whether as an officer, director, employee or otherwise) in any businesses that compete with us, (2) solicit or hire any of our employees and (3) induce or attempt to induce any customer, supplier, licensee, licensor, franchisee, distributor or other business relation of us to cease doing business with us or in any way interfere with our relationship with such person or entity. During any period in which Mr. White has breached the above restrictions, we have no obligation to pay Mr. White any severance described above.

John A. Ulizio

We are party to a consulting agreement with Mr. Ulizio, our former Chief Executive Officer. Under the terms of the consulting agreement, Mr. Ulizio has agreed to provide consulting services relating to, among other things, federal, state, provincial or local legislation or regulation, the administration of our occupational health program, litigation, the preparation of articles and presentations and participation in trade association and other organization activities relating to crystalline silica.

We are obligated to pay Mr. Ulizio at a rate of $1,500 per day, subject to a minimum of $10,000 per quarter, even if we fail to use his consulting services to such extent in any quarter. Mr. Ulizio is entitled to be reimbursed by us for all ordinary and necessary out-of-pocket expenses for travel, lodging, meals or any similar expenses incurred by Mr. Ulizio in performing his consulting services. All of this is in addition to our obligation to pay Mr. Ulizio severance pursuant to the termination of his employment. As a result of such termination, we are paying him severance equal to his base salary (as in effect immediately prior to the termination of his employment) for a period of 24 months which aggregates to approximately $600,000. Mr. Ulizio is also entitled to participate in our group health plan for 18 months, which aggregates to a benefit of approximately $22,000.

The term of the consulting agreement began on April 1, 2011 and ends on March 31, 2013. Mr. Ulizio has agreed to refrain from disclosing any confidential information to any third party prior to, during or after the termination of the consulting agreement. Mr. Ulizio has also agreed to refrain from using any confidential information for his personal gain. The consulting agreement may be terminated at any time by us or by Mr. Ulizio upon 90 days’ written notice to the other party.

Potential Payments Upon Termination and Change in Control

The information below describes and quantifies certain compensation that would become payable to our NEOs if, as of December 31, 2011, their employment with us had been terminated. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event.

John A. Ulizio

Mr. Ulizio ceased to be Chief Executive Officer and president on March 8, 2011 and, therefore, Mr. Ulizio is no longer entitled to the benefits outlined in the table below. See “—Employment and Other Agreements” above for a description of the benefits that Mr. Ulizio is currently receiving from us.

		Involuntary without Cause or Voluntary with Good Reason		Involuntary without Cause following Change in Control ($)
Component	Voluntary Resignation ($)	Without Signed Release ($)	With Signed Release ($)
Base Salary(1)	0	109,615	600,000	600,000
Bonus	0	0	0	0

Total Cash Severance	0	109,615	600,000	600,000
Value of Accelerated Equity(2)	0	0	0	0
Benefits and Perquisites(3)	0	4,909	22,091	22,091

Total Severance	0	114,524	622,091	622,091

(1)	Mr. Ulizio’s base salary and benefits are to be paid in equal installments over an 18-month period.
(2)

Mr. Ulizio had no outstanding equity in us as of December 31, 2011. Any unvested interests held in our parent LLC by Mr. Ulizio would not vest unless Golden Gate Capital (in its sole discretion) affirmatively caused such interests to vest.

(3)	Represents group health benefits payable over 18 months.

Other NEOs

Each NEO, other than Mr. Ulizio, is subject to our severance policy for salaried personnel. Such NEOs are entitled to the same payments and benefits as all other salaried personnel. Pursuant to this policy, salaried employees who are terminated due to (1) force reductions caused by lack of business or (2) job eliminations caused by downsizing or restructuring are entitled to both regular and special severance pay. Regular severance pay consists of pay based on such NEO’s base salary as in effect immediately prior to the termination of his employment for one week for each complete year of employment with the company. There is no proration of severance pay for partial years of employment. Minimum regular severance pay is five weeks. Special severance pay is available to employees eligible for regular severance pay who sign a standard release agreement. Special severance pay consists of pay for based on such NEO’s base salary as in effect immediately prior to the termination of his employment one week for each complete year of employment with the company. Minimum special severance pay is five weeks. When combining regular severance pay and special severance pay, maximum severance pay is limited to fifty-two weeks. As of December 31, 2011, all of the stock options held by our NEOs are subject to vesting upon a change in control.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 20, 2012 regarding the beneficial ownership of our common stock:

•	each person or group who is known by us to own beneficially more than 5% of our outstanding common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Common stock subject to options that are currently exercisable or exercisable within 60 days of January 31, 2012 are deemed to be outstanding and beneficially owned by the person holding the options. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Percentage of beneficial ownership is based on 52,941,176 shares of common stock outstanding. Except as disclosed in the footnotes to the following table and subject to applicable community property laws, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Unless otherwise indicated in the following table or footnotes, the address for each beneficial owner is c/o U.S. Silica Holdings, Inc., 8490 Progress Drive, Suite 300, Frederick, Maryland 21701.

Name	Shares Beneficially Owned (#)	Percent Stock Outstanding (%)
5% Stockholders:
GGC USS Holdings, LLC(1)	41,176,471	77.8
Named Executive Officers and Directors:
Brian Slobodow	—	—
William A. White(1)	*	*
Bradford B. Casper	—	—
R. Dale Lynch	—	—
Michael L. Winkler	—	—
Rajeev Amara(1)	*	*
Prescott H. Ashe(1)	*	*
Charles Shaver(1)	*	*
Bryan A. Shinn(1)	*	*
William J. Kacal	—	—
All Current Directors and Executive Officers as a Group (12 persons)(2)	—	—

(1)

Interests in our parent LLC are held directly or indirectly by a private investor group, including funds managed by Golden Gate Capital, Messrs. Shaver and White and Bryan A. Shinn, our President and CEO. Although Messrs. Shaver, White and Shinn do not have voting or dispositive power over securities owned by our parent LLC, each owns interests of our parent LLC with varying rights to participate in distributions by our parent LLC. The following table sets forth information as of March 20, 2012 regarding the beneficial ownership of our common stock if our parent LLC were to distribute our common stock to its members. The percentages below are calculated using the closing price of our common stock on March 20, 2012.

Name	Percent Stock Outstanding (%)
Funds managed by Golden Gate Capital (a)	72.5
Charles Shaver	*
Bryan A. Shinn	*
William A. White	*
Others	2.4

*	Represents beneficial ownership of less than one percent (1%) of our common stock.
(a)	Each of Messrs. Amara and Ashe is a managing director of Golden Gate Capital, and each may be deemed to be the beneficial owner of shares indirectly beneficially owned by the funds managed by Golden Gate Capital. Each of the above persons and entities, other than our parent LLC, disclaims membership in any group and disclaims beneficial ownership of these securities, except to the extent of his or its pecuniary interest therein. The principal office address of our parent LLC is c/o Golden Gate Private Equity, Inc., One Embarcadero Center, 39th Floor, San Francisco, California 94111.

(2)	Does not include any shares of common stock Messrs. Amara and Ashe may be deemed to indirectly beneficially own through interests held by funds managed by Golden Gate Capital in our parent LLC. See note 1 above.

Equity Compensation Plan Information

The table below contains information about securities authorized for issuance under our 2011 Incentive Compensation Plan (the “2011 Plan”). The material provisions of the 2011 Plan are described further in Item 11, “Executive Compensation–Elements of Compensation”.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,501,398	$14.60	3,498,602
Equity compensation plans not approved by security holders	—	—	—

Total	1,501,398	$14.60	3,498,602

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies for Approval of Related Person Transactions

We have adopted a written policy with respect to related party transactions. Under our related person transaction policy, a “Related Person Transaction” is any transaction, arrangement or relationship between us or any of our subsidiaries and a Related Person not including any transactions involving $120,000 or less when aggregated with all similar transactions. A “Related Person” is any of our executive officers, directors or director nominees, any stockholder beneficially owning in excess of 5% of our stock or securities exchangeable for our stock, any immediate family member of any of the foregoing persons, and any firm, corporation or other entity in which any of the foregoing persons is an executive officer, a partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest in such entity.

Pursuant to our Related Person Transaction policy, any Related Person Transaction must be approved or ratified by a majority of the disinterested directors on the board of directors or a designated committee thereof consisting solely of disinterested directors. In approving any Related Person Transaction, the board of directors or the committee must determine that the transaction is on terms no less favorable to us in the aggregate than those generally available to an unaffiliated third party under similar circumstances.

Transactions with Related Persons, though not classified as Related Person Transactions by our policy and thus not subject to its review and approval requirements, may still need to be disclosed if required by the applicable securities laws, rules and regulations.

Other than compensation agreements and other arrangements which are described under Item 10 “Directors, Executive Officers and Corporate Governance,” Item 11 “Executive Compensation” and the transactions described below, since January 1, 2011, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities or any member of the immediate family of the foregoing persons had or will have a direct or indirect material interest.

Golden Gate Capital Acquisition

Advisory Agreement

In connection with the Golden Gate Capital Acquisition, we also entered into an Advisory Agreement with Golden Gate Capital, which agreement was subsequently amended and restated in connection with the refinancing of our Term Loan Facility on June 8, 2011. Pursuant to the Advisory Agreement, Golden Gate Capital agreed to provide business and organizational strategy and financial and advisory services as mutually agreed upon by Golden Gate Capital and us. Such services have included support and assistance to management with respect to negotiating and analyzing acquisitions and divestitures, negotiating and analyzing financing alternatives, preparing financial projections, monitoring compliance with financing agreements, marketing functions and searching for and hiring management personnel.

As compensation for these services, we paid Golden Gate Capital a one-time transaction fee as of the closing of the Golden Gate Capital Acquisition in the aggregate amount of $3.0 million and we agreed to pay (1) an annual advisory fee in the aggregate amount equal to $1.3 million, payable quarterly in arrears, and (2) a transaction fee of 1.25% of the aggregate value of each transaction resulting in a change in control of our parent LLC or its subsidiaries, along with each acquisition, divestiture, recapitalization and financing. In addition to the fees described above, we also agreed to reimburse Golden Gate Capital for all out-of-pocket costs incurred by Golden Gate Capital in connection with its activities under the Advisory Agreement, and indemnify Golden Gate Capital from and against all losses, claims, damages and liabilities related to the performance of its duties under the Advisory Agreement.

The Advisory Agreement had an initial term expiring on November 25, 2018 and was automatically renewable for additional one-year terms thereafter unless we or Golden Gate Capital gave at least 90 days’ notice of non-renewal. Advisory fees paid to Golden Gate Capital totaled $1.3 million for each of the years ended December 31, 2009, 2010 and $9.3 million for the year ended December 31, 2011, which included an $8.0 million fee paid on February 6, 2012, to terminate this arrangement in connection with our initial public offering on January 31, 2012. These expenses are recorded as other operating expenses and presented as advisory fees to parent within our Combined Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Director Designation Agreement

On January 31, 2012, we entered into a director designation agreement with our parent LLC that provides for the rights of our parent LLC to nominate designees to our board of directors. The director designation agreement provides that, for so long as our parent LLC has nomination rights under the agreement, we may not take any action, including making or recommending any amendment to our certificate of incorporation or bylaws, that (1) would decrease the size of our board of directors if such decrease would cause us to fail to satisfy the requirement under the NYSE corporate governance standards that a majority of our board of directors consist of independent directors without the resignation of a director nominated by our parent LLC or (2) otherwise could reasonably be expected to adversely affect our parent LLC’s rights under the director designation agreement, in each case without the consent of our parent LLC.

Our parent LLC has the right to nominate individuals to our board of directors at each meeting of stockholders where directors are to be elected and, subject to limited exceptions, we will include in the slate of nominees recommended to our stockholders for election as directors the number of individuals designated by our parent LLC as follows:

•

prior to the earlier of (1) one year after our parent LLC owns less than 50% of our outstanding common stock or (2) our parent LLC owns less than 35% of our outstanding common stock, such number of individuals as are designated by our parent LLC, so long as we are able to comply with the requirement under the NYSE corporate governance standards that a majority of our board of directors consist of independent directors at such time as our parent LLC owns less than 50% of our outstanding common stock; and

•

during such time as our parent LLC no longer has the unfettered right to nominate individuals to our board of directors but while our parent LLC still owns at least 10% of our outstanding common stock, such number of individuals designated by our parent LLC in relative proportion to our parent LLC’s then current ownership (rounded up), so long as we are able to comply with the requirement under the NYSE corporate governance standards that a majority of our board of directors consist of independent directors at such time as our parent LLC owns less than 50% of our outstanding common stock.

The director designation agreement also provides that, in the event of a vacancy on our board of directors arising through the death, resignation or removal of a director nominated by our parent LLC, such vacancy may be filled by our board of directors only with a director nominated by our parent LLC. Our certificate of incorporation provides that any director nominated by our parent LLC may, at its discretion, be removed at any time with or without cause.

Registration Rights Agreement

On January 31, 2012, our parent LLC entered into a registration rights agreement with us. Pursuant to the registration rights agreement, our parent LLC has the right to request a long-form registration on not more than four occasions and a short-form registration on an unlimited number of occasions. In addition, our parent LLC has piggyback registration rights in connection with offerings initiated by us.

The registration rights are subject to customary cutbacks and other limitations. We are able to postpone for a reasonable period of time, which may not exceed 120 days, the filing of a registration statement that Golden Gate Capital requests that we file pursuant to the registration rights agreement if our board of directors determines that the filing of the registration statement will have a material adverse effect on our plan to engage in certain business transactions.

We are required to pay all fees and expenses incurred in connection with the registrations, except that we are not required to pay for any underwriting discounts or commissions or transfer taxes relating to the transfer of securities by any persons other than us. We are also subject to customary cross-indemnification and contribution arrangements with respect to the registration of our common stock. Our parent LLC is required to comply with any lock-up restrictions that may be reasonably requested by the managing underwriters of an offering, regardless of whether its securities are included in a registration.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. For more information regarding these agreements, see Item 10 “Directors, Executive Officers and Corporate Governance.”

Parent LLC Promissory Note

On December 22, 2010, we entered into a $15.0 million promissory note with our parent LLC to provide working capital for a new subsidiary. The note was scheduled to mature on December 22, 2015 and bore interest at 10%. The principal amount and interest under the note was payable on demand, but no later than the maturity date. Upon sole election by our parent LLC, any unpaid interest was payable in cash on December 22 of each year until the maturity date. Upon completion of our initial public offering, this note was contributed as a capital contribution by our parent LLC to us.

Historical Credit Agreement

Mezzanine Loan Facility

On November 25, 2008, in connection with the Golden Gate Capital Acquisition, we entered into the Mezzanine Loan Facility with GGC Finance Partnership, L.P. (“GGC Finance”) pursuant to which we issued original notes in the aggregate principal amount of $80.0 million, and GGC Finance purchased such original notes in order to provide funds to us to consummate the Golden Gate Capital Acquisition. On May 7, 2010, we amended and restated the Mezzanine Loan Facility to effect the issuance of restated notes in the aggregate principal amount of $75.0 million in exchange for the original notes. The restated notes were scheduled to mature on May 7, 2017. The restated notes bore interest, during each interest period from the date of issuance until paid in full, at a rate per annum equal to adjusted LIBOR (as defined in the Mezzanine Loan Facility) for such fiscal quarter plus the applicable margin of 10.25% per annum, all or a part of which was permitted to be paid in kind. On June 8, 2011, we prepaid the restated notes in full in connection with the refinancing of the Term Loan Facility. The total payoff amount was $78.2 million, which consisted of a prepayment fee of $1.5 million, accrued interest of $1.7 million and a principal balance of $75.0 million.

Subordination Agreement

On November 25, 2008, we, Wells Fargo, BNP Paribas and GGC Finance entered into a Subordination Agreement (as amended, the “Subordination Agreement”) pursuant to which GGC Finance agreed to the subordination in right of payment of our existing and future obligations owed to GGC Finance to the payment of our existing and future obligations owed under the Term Loan Facility and the ABL Facility. On May 7, 2010, the Subordination Agreement was amended in connection with the amendment and restatement of the Note Purchase Agreement. Pursuant to the Subordination Agreement, the restated notes and all of our other obligations under the Mezzanine Loan Facility were at all times to be and remain subordinate and subject in right of payment to prior payment in full of all of our obligations under the Term Loan Facility and the ABL Facility. The Subordination Agreement was terminated in connection with our repayment in full of all outstanding indebtedness under the Mezzanine Loan Facility and the concomitant termination of such facility as described above.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Management is responsible for the Company’s internal controls and the financial reporting process. The independent registered public accounting firm, Grant Thornton LLP (“Grant Thornton”), is responsible for performing independent audits of the Company’s Combined Financial Statements and internal control over financial reporting and issuing an opinion on the conformity of those audited financial statements with United States generally accepted accounting principles and on the effectiveness of the Company’s internal control over financial reporting. The Audit Committee monitors the Company’s financial reporting process and reports to the Board of Directors on its findings.

Prior to us becoming a public company, in 2011 our Board of Directors selected and engaged Grant Thornton as U.S. Silica’s independent registered public accounting firm to audit the combined financial statements of U.S. Silica for the fiscal year ending December 31, 2011. Grant Thornton has audited U.S. Silica’s financial statements since 2004.

Historically, the Board of Directors has pre-approved services to be performed by Grant Thornton. In connection with our initial public offering and the formation of our Audit Committee, U.S. Silica has adopted a policy for pre-approving the services and associated fees of U.S. Silica’s independent registered public accounting firm. Under this policy, the Audit Committee must pre-approve all services and associated fees provided to U.S. Silica by its independent registered public accounting firm, with certain exceptions described in the policy.

All Grant Thornton services and fees in fiscal 2010 and 2011 were pre-approved by the Board of Directors.

The following table presents fees billed for professional audit services and other services rendered to U.S. Silica by Grant Thornton for the years ended December 31, 2011 and 2010.

	2011	2010
Audit Fees	$881,145	$274,302
All Other Fees(1)	4,881	12,000

Total	$886,036	$286,302

(1)	Represents fees related to tax compliance consultation.

The Audit Committee has established procedures for engagement of Grant Thornton to perform services other than audit, review and attest services. In order to safeguard the independence of Grant Thornton, for each engagement to perform such non-audit service, (a) management and Grant Thornton affirm to the Audit Committee that the proposed non-audit service is not prohibited by applicable laws, rules or regulations; (b) management describes the reasons for hiring Grant Thornton to perform the services; and (c) Grant Thornton affirms to the Audit Committee that it is qualified to perform the services. The Audit Committee has delegated to its Chair its authority to pre-approve such services in limited circumstances, and any such pre-approvals are reported to the Audit Committee at its next regular meeting. All services provided by Grant Thornton in 2011 were audit or audit-related and are permissible under applicable laws, rules and regulations and were pre-approved by the Board of Directors in accordance with its procedures. In 2011, the Board of Directors considered the amount of non-audit services provided by Grant Thornton in assessing its independence.

.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

a)	Combined Financial Statements

The Combined Financial Statements, together with the report thereon of Grant Thornton LLP, dated March 20, 2012, are included as part of Item 8, “Financial Statements and Supplementary Data.”

b)	Combined Financial Statement Schedule

All financial statement schedules are omitted because they are not applicable or the required information is shown in the Combined Financial Statements or the notes thereto and included in this Annual Report on Form 10-K.

c)	Exhibits required to be filed by Item 601 of Regulation S-K

The information called for by this Item is incorporated herein by reference from the Exhibit Index included in this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of March, 2012.

U.S. Silica Holdings, Inc.

/s/ BRYAN A. SHINN
Name:	Bryan A. Shinn
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name		Capacity	Date

/s/ BRYAN A. SHINN Bryan A. Shinn		President, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2012

/s/ WILLIAM A. WHITE William A. White		Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2012

/s/ BRIAN SLOBODOW Brian Slobodow		Chief Administrative Officer and Director	March 20, 2012

* Charles Shaver		Chairman of the Board	March 20, 2012

* Rajeev Amara		Director	March 20, 2012

* Prescott H. Ashe		Director	March 20, 2012

* William J. Kacal		Director	March 20, 2012

*By:	/s/ BRYAN A. SHINN Bryan A. Shinn	Attorney-in-Fact	March 20, 2012

S-1

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of U.S. Silica Holdings, Inc., effective January 31, 2012.	8-K	001-35416	3.1	February 6, 2012

3.2	Second Amended and Restated Bylaws of U.S. Silica Holdings, Inc., effective January 31, 2012.	8-K	001-35416	3.2	February 6, 2012

4.1	Specimen Common Stock Certificate.	S-1/A	333-175636	4.1	December 7, 2011

4.2	Registration Rights Agreement, dated January 31, 2012, by and among GGC USS Holdings, LLC and the members listed on the schedules thereto.	8-K	001-35416	4.2	February 6, 2012

10.1	ABL Loan and Security Agreement, dated as of August 9, 2007, by and among Wachovia Bank, National Association in its capacity as agent for the Lenders, the parties to the agreement as lenders, U.S. Silica Company, Hourglass Holdings, LLC, the subsidiaries of U.S. Silica Company from time to time party to the agreement as borrowers and certain subsidiaries of USS Holdings, Inc. from time to time party to the agreements as Guarantors.	S-1	333-175636	10.1	July 18, 2011

10.2	Amendment No. 1 and Consent to Loan and Security Agreement, dated as of November 25, 2008.	S-1	333-175636	10.2	July 18, 2011

10.3	Amendment No. 2 to Loan and Security Agreement, dated as of May 7, 2010.	S-1	333-175636	10.3	July 18, 2011

10.4	Amendment No. 3 to Loan and Security Agreement, dated as of June 8, 2011.	S-1	333-175636	10.4	July 18, 2011

10.5*	Amendment No. 4 to Loan and Security Agreement, dated as of January 31, 2012.

10.6	Second Amended and Restated Credit Agreement, dated as of June 8, 2011, by and among USS Holdings, Inc. as Parent, U.S. Silica Company as Company, the Subsidiary Guarantors listed therein as Subsidiary Guarantors, the Lenders listed therein as Lenders and BNP Paribas as Sole Lead Arranger, Sole Book Runner and Administrative Agent.	S-1	333-175636	10.5	July 18, 2011

10.7*	Amendment No. 1 to Second Amendment and Restated Credit Agreement, dated as of January 27, 2012.

E-1

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.8	ABL/Term Loan Intercreditor Agreement, dated as of November 25, 2008, by an among GGC USS Acquisition Sub, Inc., GGC USS Borrower Co., Inc., U.S. Silica Company, USS Holdings, Inc., BMAC Holdings, Inc., Better Minerals & Aggregates Company, BMAC Services Co., Inc., The Fulton Land and Timber Company, George F. Pettinos, LLC, Pennsylvania Glass Sand Corporation and Ottawa Silica Company as Grantors, Wachovia Bank, National Association as the ABL Agent and BNP Paribas as Term Loan Agent.	S-1	333-175636	10.6	July 18, 2011

10.9	Reaffirmation of ABL/Term Loan Intercreditor Agreement, dated as of June 8, 2011.	S-1	333-175636	10.7	July 18, 2011

10.10	Amended and Restated Note Purchase Agreement, dated as of May 7, 2010, by and among Holdings, Inc., U.S. Silica Company, the subsidiary guarantors listed therein and GGC Finance Partnership L.P.	S-1	333-175636	10.8	July 18, 2011

10.11	Subordination Agreement, dated as of November 28, 2008, by and among Wachovia Bank, National Association, BNP Paribas and GGC Finance Partnership, L.P.	S-1	333-175636	10.9	July 18, 2011

10.12	Amendment No. 1 to Subordination Agreement, dated as of May 7, 2010.	S-1	333-175636	10.10	July 18, 2011

10.13+	Employment Agreement, dated as of September 25, 2009, by and among U.S. Silica Company and Bryan A. Shinn.	S-1	333-175636	10.11	July 18, 2011

10.14+	Consulting Agreement, dated as of April 1, 2011, by and among U.S. Silica Company and John A. Ulizio.	S-1	333-175636	10.12	July 18, 2011

10.15+	Employment Agreement, dated as of June 1, 2011, by and among U.S. Silica Company and Brian Slobodow.	S-1	333-175636	10.13	July 18, 2011

10.16+	2011 Incentive Compensation Plan.	S-1/A	333-175636	10.14	August 29, 2011

10.17+	Form of Incentive Stock Option Agreement.	S-1/A	333-175636	10.15	August 29, 2011

10.18+	Form of Restricted Stock Agreement.	S-1/A	333-175636	10.16	August 29, 2011

10.19+	Form of Nonqualified Stock Option Agreement.	S-1/A	333-175636	10.17	August 29, 2011

10.20+	Form of Stock Appreciation Rights Agreement.	S-1/A	333-175636	10.18	August 29, 2011

10.21+	Form of Restricted Stock Unit Agreement.	S-1/A	333-175636	10.19	August 29, 2011

10.22	Form of Indemnification Agreement	S-1/A	333-175636	10.20	December 29, 2011

E-2

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.23	Form of Letter Agreement by and among Golden Gate Private Equity, Inc. and U.S. Silica Holdings, Inc.	S-1/A	333-175636	10.21	December 29, 2011

10.24	Form of Director Designation Agreement by and among U.S. Silica Holdings, Inc. and GGC USS Holdings, LLC.	8-K	001-35416	4.1	February 6, 2012

10.25+	Employment Agreement, dated as of December 21, 2011, by and between U.S. Silica Company and William A. White	S-1/A	333-175636	10.23	December 29, 2011

10.26	Letter Agreement, dated as of December 27, 2011, by and between William J. Kacal and U.S. Silica Holdings, Inc.	S-1/A	333-175636	10.24	December 29, 2011

21.1*	List of subsidiaries of U.S. Silica Holdings, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Powers of Attorney authorizing Bryan A. Shinn to execute our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, on behalf of the Board of Directors, and each of them.

31.1*	Rule 13a-14(a)/15(d)-14(a) Certification by Bryan A. Shinn, Chief Executive Officer.

31.2*	Rule 13a-14(a)/15(d)-14(a) Certification by William A. White, Chief Financial Officer.

32.1*	Section 1350 Certification by Bryan A. Shinn, Chief Executive Officer.

32.2*	Section 1350 Certification by William A. White, Chief Financial Officer.

95.1*	Mine Safety Disclosure

99.1*	Consent of The Freedonia Group, Inc.

+	Management contract or compensatory plan/arrangement
*	Filed herewith

We will furnish any of our shareowners a copy of any of the above Exhibits not included herein upon the written request of such shareowner and the payment to U.S. Silica Holdings, Inc. of the reasonable expenses incurred in furnishing such copy or copies.

E-3