Form 10-Q
period 2012-03-31
U.S. SILICA HOLDINGS, INC.
filed 2012-05-08
CIK 1524741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-35416

U.S. Silica Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-3718801
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8490 Progress Drive, Suite 300

Frederick, Maryland 21701

(Address of Principal Executive Offices) (Zip Code)

(301) 682-0600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2012, 52,941,176 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

U.S. Silica Holdings, Inc.

FORM 10-Q

For the Quarter Ended March 31, 2012

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

U.S. SILICA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$84,641	$59,199
Accounts receivable, net	56,766	46,600
Inventories	31,936	29,307
Prepaid expenses and other current assets	5,804	8,561
Deferred income tax, net	24,283	28,007
Income tax receivable	—	3,895

Total current assets	203,430	175,569

Property, plant and mine development, net	345,277	336,788
Debt issuance costs, net	2,483	1,291
Goodwill	68,403	68,403
Trade names	10,436	10,436
Customer relationships, net	6,839	6,942
Other assets	6,182	6,367

Total assets	$643,050	$605,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Book overdraft	$4,170	$5,588
Accounts payable	19,705	36,579
Accrued liabilities	8,771	9,875
Accrued interest	99	1,659
Current portion of long-term debt	6,364	6,364
Income tax payable	2,550	—
Current portion of deferred revenue	10,393	10,393

Total current liabilities	52,052	70,458

Long-term debt	254,817	255,425
Note payable to parent	—	15,000
Liability for pension and other post-retirement benefits	50,328	52,078
Deferred revenue	701	2,128
Deferred income tax, net	72,601	75,915
Other long-term obligations	13,139	12,858

Total liabilities	443,638	483,862

Commitments and contingencies

Stockholders’ Equity:
Common stock—$0.01 par value, 100,000,000 shares authorized; 52,941,176 and 50,000,000 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	529	500
Additional paid-in capital	162,100	103,757
Retained earnings	49,151	30,038
Accumulated other comprehensive loss	(12,368)	(12,361)

Total stockholders’ equity	199,412	121,934

Total liabilities and stockholders’ equity	$643,050	$605,796

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Sales	$102,591	$64,432
Cost of goods sold (excluding depreciation, depletion and amortization)	56,921	43,275
Operating expenses
Selling, general and administrative	9,904	5,323
Advisory fees to parent	—	313
Depreciation, depletion and amortization	5,978	5,089

	15,882	10,725

Operating income	29,788	10,432
Other (expense) income
Interest expense	(3,797)	(5,449)
Other income, net, including interest income	154	174

	(3,643)	(5,275)

Income before income taxes	26,145	5,157
Income tax expense	(7,032)	(1,647)

Net income	$19,113	$3,510

Earnings per share:
Basic	$0.37	$0.07
Diluted	$0.37	$0.07

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Net income	$19,113	$3,510
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives (net of tax of $(4) in 2012 and $ – in 2011)	(7)	22

Comprehensive income	$19,106	$3,532

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income	$19,113	$3,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	5,978	5,089
Debt issuance amortization	113	63
Original issue discount amortization	42	35
Deferred income taxes	410	666
(Gain) on disposal of property, plant and equipment	(439)	(34)
Deferred revenue	(1,427)	(1,500)
Equity-based compensation	654	96
Other	(1,306)	(6,978)
Changes in assets and liabilities:
Accounts receivable	(10,316)	(5,554)
Inventories	(2,629)	1,049
Prepaid expenses and other current assets	2,757	620
Income taxes	6,445	838
Accounts payable and accrued liabilities	(9,978)	(1,057)
Advisory services termination fee to Parent	(8,000)	—
Accrued interest	132	375

Net cash provided by (used in) operating activities	1,549	(2,782)

Investing activities:
Capital expenditures	(14,986)	(5,299)
Proceeds from sale of property, plant and equipment	1,225	60

Net cash used in investing activities	(13,761)	(5,239)

Financing activities:
Proceeds from issuance of common stock in initial public offering	50,000	—
Repayment of long-term debt	(650)	(413)
Change in book overdraft	(1,418)	(1,428)
Financing fees	(1,304)	—
Common stock issuance costs	(8,974)	—

Net cash provided by (used in) financing activities	37,654	(1,841)

Net increase (decrease) in cash and cash equivalents	25,442	(9,862)
Cash and cash equivalents, beginning of period	59,199	64,500

Cash and cash equivalents, end of period	$84,641	$54,638

Noncash financing activities:
Contribution of note payable and accrued interest by Parent	16,692	—
Supplemental cash flow information:
Cash paid during the period for:
Interest	$3,131	$4,676
Taxes	$173	$158

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

NOTE A—ORGANIZATION

U.S. Silica Holdings, Inc. (“Holdings,” and together with its subsidiaries “we,” “us,” or the “Company”), formerly GGC USS Holdings, Inc., was organized November 14, 2008 and is a wholly-owned subsidiary of GGC USS Holdings, LLC. On November 25, 2008, we acquired Hourglass Acquisitions I, LLC, whose only operating subsidiary was U.S. Silica Company (“U.S. Silica”).

On January 31, 2012, we completed an initial public offering of common stock (the “IPO”) through a Registration Statement on Form S-1 (File No. 333-175636), pursuant to which we registered and sold 2,941,176 shares of our common stock and 8,823,529 shares of selling stockholders’ common stock at an offering price of $17.00 per share. On February 6, 2012, we sold all 2,941,176 shares of common stock for an aggregate offering price of approximately $50.0 million and the selling stockholders sold all 8,823,529 shares of common stock for an aggregate offering price of approximately $150.0 million. As a result of the offering, we received net proceeds of approximately $41.0 million, after deducting $3.5 million of underwriting discounts and commissions and offering expenses of $5.5 million.

On January 31, 2012, simultaneously with the initial public offering of our common stock, GGC USS Holdings, LLC, our parent and sole stockholder prior to the IPO and now largest stockholder, contributed to us all of the stock of its wholly-owned subsidiary, GGC RCS Holdings, Inc., whose operating subsidiary is Coated Sand Solutions, LLC. Prior to this transaction, GGC RCS Holdings, Inc. had a $15.0 million note payable to GGC USS Holdings, LLC which, together with accrued interest of $1.7 million, was converted to an equity contribution by GGC USS Holdings, LLC simultaneous to the IPO. Coated Sand Solutions, LLC is developing resin-coated sand proppants for sale into the oil and gas market for use in the hydraulic fracturing process.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements present the financial position, results of operations, and cash flows of the Company. In consideration of the contribution of GGC RCS Holdings, Inc. to us on January 31, 2012, we and our subsidiaries are presented on a consolidated basis with GGC RCS Holdings, Inc. for as of and for the three months ended March 31, 2012. As of December 31, 2011 and for three months ended March 31, 2011, we and our subsidiaries are presented on a combined basis with GGC RCS Holdings, Inc.

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Although we believe our disclosures are adequate to make the information presented not misleading, you should read the financial statements in this report in conjunction with the combined financial statements and notes to those financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission (“SEC”) on March 20, 2012 (our “2011 Annual Report”). Certain terms not otherwise defined in this Quarterly Report on Form 10-Q, have the meanings specified in our 2011 Annual Report.

In our opinion, our Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of March 31, 2012, and December 31, 2011, the results of our operations for the three months ended March 31, 2012 and 2011, and cash flows for the three months ended March 31, 2012 and 2011. Interim results may not be indicative of fiscal year performance because of seasonal and short-term

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements. We have also reclassified certain prior year amounts to conform to our 2012 presentation. These classifications relate specifically to the presentation of advisory fees paid to Golden Gate Capital and have no effect on our net income.

In order to make this report easier to read, we refer throughout to (i) our Condensed Consolidated Financial Statements as our “Financial Statements,” and (ii) our Condensed Consolidated Balance Sheets as our “Balance Sheets,” our Condensed Consolidated Statements of Operations as our “Income Statements.”

Use of Estimates

The preparation of the Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production amortization calculations; environmental, reclamation and closure obligations; estimates of recoverable minerals; estimates of fair value for certain reporting units and asset impairments (including impairments of goodwill and other long-lived assets); write-downs of inventory to net realizable value; post-employment, post-retirement and other employee benefit liabilities; valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments including derivative instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Unaudited Interim Financial Statements

The accompanying Balance Sheet as of March 31, 2012 and the Income Statements for the three months ended March 31, 2012 and 2011, and the condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011 and other information disclosed in the related notes are unaudited. The Balance Sheet as of December 31, 2011 was derived from our audited consolidated financial statements at that date. The accompanying Financial Statements should be read in conjunction with the audited combined financial statements and related notes contained in our 2011 Annual Report.

Recently Issued Accounting Pronouncements

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of the Company’s Financial Statements. See our 2011 Annual Report for a discussion of the impact of new accounting guidance issued but not yet effective as of December 31, 2011. We believe that no new accounting guidance was issued during the three months of 2012 that is relevant to the readers of these Financial Statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on the Company’s financial reporting.

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued changes to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. These changes both clarify the FASB’s intent about the application of existing fair value measurement

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s stockholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. The Company adopted this guidance, effective January 1, 2012, with no material impact on our Financial Statements.

In June 2011, the FASB issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. The Company adopted this guidance, effective January 1, 2012, with no material impact on our Financial Statements.

In September 2011, the FASB issued changes to the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. These changes become effective for us for any goodwill impairment test performed on January 1, 2012 or later, although early adoption is permitted. The Company adopted this guidance, effective January 1, 2012 with no material impact on our Financial Statements.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

NOTE C—EARNINGS PER SHARE

Basic income per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share is computed similarly to basic income per common share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. In accordance with the applicable accounting guidance for calculating earnings per share, we did not include in our calculation of diluted earnings per share for the applicable periods, stock options where the exercise prices were greater than the average market prices.

	Three Months Ended March 31,
	2012	2011
Net income attributable to U.S. Silica Holdings, Inc. stockholders:
Continuing operations	$19,113	$3,510

	$19,113	$3,510

Weighted average common shares (thousands):
Basic	51,939	50,000
Effect of employee stock based awards	92	—

Diluted	52,031	50,000

Net income attributable to U.S. Silica Holdings, Inc. stockholders per common share
Basic:
Continuing operations	$0.37	$0.07

	$0.37	$0.07

Diluted:
Continuing operations	$0.37	$0.07

	$0.37	$0.07

NOTE D—CAPITAL STRUCTURE AND ACCUMULATED COMPREHENSIVE INCOME

On January 31, 2012, we completed an initial public offering of 2,941,176 shares of our common stock an offering price of $17.00 per share for an aggregate offering price of approximately $50.0 million. As a result of the offering, we received net proceeds of approximately $41.0 million, after deducting $3.5 million of underwriting discounts and commissions and offering expenses of $5.5 million.

Simultaneously with the initial public offering of our common stock, GGC USS Holdings, LLC, our parent and sole stockholder prior to the IPO and now largest stockholder, contributed to us all of the stock of its wholly-owned subsidiary, GGC RCS Holdings, Inc., whose operating subsidiary is Coated Sand Solutions, LLC. Prior to this transaction, GGC RCS Holdings, Inc. had a $15.0 million note payable to GGC USS Holdings, LLC which, together with accrued interest of $1.7 million, was converted to an equity contribution by GGC USS Holdings, LLC simultaneously with the IPO.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

The following table presents the activity included in stockholders’ equity during the three months ended March 31, 2012.

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2011	$500	103,757	$30,038	$(12,361)	$121,934
Issuance of common stock in January 2012 initial public offering at $17.00 per share, net of issuance costs of $8,974	29	40,997	—	—	41,026
Capital contributed by Parent	—	16,692	—	—	16,692
Equity-based compensation	—	654	—	—	654
Net income	—	—	19,113	—	19,113
Other comprehensive income	—	—	—	(7)	(7)

Balance at March 31, 2012	$529	162,100	$49,151	$(12,368)	$199,412

Accumulated comprehensive income consists of fair value adjustments associated with cash flow hedges and accumulated adjustments for net experience losses and prior service cost related to employee benefit plans. Accumulated other comprehensive income (loss), net of tax, at March 31, 2012 consisted of the following:

Accumulated Other Comprehensive Income (Loss)
Unrealized (loss) gain on derivatives	$(416)
Pension and other post-retirement benefits liability	(11,952)

Accumulated other comprehensive income (loss)	$(12,368)

NOTE E—ACCOUNTS RECEIVABLE

At March 31, 2012 and December 31 2011, accounts receivable consisted of the following:

	March 31, 2012	December 31, 2011
Trade receivables	$57,023	$46,044
Less: Allowance for doubtful accounts	(920)	(779)

Net trade receivables	56,103	45,265
Other receivables	663	1,335

Total accounts receivable	$56,766	$46,600

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

Changes in the Company’s allowance for doubtful accounts during the three months ended March 31, 2012 are as follows:

Allowance for Doubtful Accounts
Beginning balance	$779
Bad debt provision	150
Accounts written off	(9)

Ending balance	$920

The Company’s five largest customers accounted for approximately 26% and 29% of sales in the three months ended March 31, 2012 and 2011, respectively. No single individual customer accounted for more than 10% of sales in the three months ended March 31, 2012 and 2011.

NOTE F—INVENTORIES

At March 31, 2012 and December 31, 2011, inventories consisted of the following:

	March 31, 2012	December 31, 2011
Supplies	$13,563	$12,671
Raw materials and work in process	7,663	8,671
Finished goods	10,710	7,965

Total inventories	$31,936	$29,307

Inventories represent silica and other industrial sand available for shipment. The Company values inventory at the lower of cost or market. Cost is determined using the first-in, first-out and average cost methods.

NOTE G—PROPERTY, PLANT AND MINE DEVELOPMENT

At March 31, 2012 property, plant and mine development consisted of the following:

	As of March 31, 2012
	Cost	Accumulated Depreciation/ Amortization	Net Book Value
Mining property and mine development	$155,182	$(12,598)	$142,584
Asset retirement cost	8,362	(821)	7,541
Land	30,536	—	30,536
Land improvements	10,232	(3,072)	7,160
Buildings	16,509	(3,383)	13,126
Machinery and equipment	153,897	(41,166)	112,731
Furniture and fixtures	599	(81)	518

	375,317	(61,121)	314,196
Construction-in-progress	31,081	—	31,081

	$406,398	$(61,121)	$345,277

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

At December 31, 2011 property, plant and mine development consisted of the following:

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

Depreciation expense, including depletion and amortization, recognized during the three months ended March 31, 2012 and 2011 was $5,978 and $5,089, respectively.

The amount of interest costs capitalized in property, plant and equipment was $65 and $47 for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, we hold no assets under a capital lease obligation.

NOTE H—ACCRUED LIABILITIES

At March 31, 2012 and December 31, 2011, accrued liabilities consisted of the following:

	March 31, 2012	December 31, 2011
Accrued salaries and wages	$1,317	$2,215
Accrued vacation liability	2,303	2,669
Current portion of liability for pension and post-retirement benefits	1,626	1,510
Accrued healthcare liability	1,555	1,155
Other accrued liabilities	1,970	2,326

Total accrued liabilities	$8,771	$9,875

Other accrued liabilities consist of taxes payable, accrued rebates, accrued professional fees and other immaterial items. No individual amounts in other accrued liabilities represent more than five percent of current liabilities.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

NOTE I—DEBT

At March 31, 2012 and December 31, 2011, debt consisted of the following:

	March 31, 2012	December 31, 2011
Revolving line-of-credit: (expires October 31, 2015) (5.0% at March 31, 2012 and December 31, 2011)	$—	$—
Senior secured credit facility:
Term loan facility (final maturity May 7, 2016) (4.75% at March 31, 2012 and December 31, 2011), net of unamortized original issue discount of $801 and $843, respectively	257,249	257,857
Short-term notes: (due December 14, 2012) (6.0% fixed)	3,932	3,932

Total debt	261,181	261,789
Less: current portion	(6,364)	(6,364)

Total long-term portion of debt	$254,817	$255,425

Revolving Line-of-Credit

As of March 31, 2012, the available borrowing base under our asset-based revolving line-of-credit (the “Revolver”) was $35.0 million, with nothing drawn as of that date and $9.8 million allocated for letters of credit and $1.2 million reserved for derivatives, leaving $24.0 million available for general corporate use under this revolving credit agreement.

Debt Maturities

At March 31, 2012, contractual maturities of long-term debt are as follows:

2012	$5,756
2013	2,433
2014	2,435
2015	2,436
2016	124,648
Thereafter	123,473

$261,181

On January 31, 2012, we amended our term loan facility (the “Term Loan”) and our Revolver. The primary revisions to the Term Loan agreement were the elimination of a requirement to provide monthly financial reports, removal of financial covenant restrictions related to capital expenditures, provide flexibility to make investments and acquisitions and to incur indebtedness, and to provide a new subsidiary guarantee from Coated Sand Solutions, LLC. The revisions to the Revolver were primarily to revise the definitions used for this agreement to wording similar to that used for the Term Loan agreement.

The Term Loan is secured by substantially all of our assets with the exception of our accounts receivable and inventory, for which we have pledged as collateral under the Revolver. As of March 31, 2012, we are in compliance with all covenants in accordance with our debt agreements.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

NOTE J—ASSET RETIREMENT OBLIGATIONS

Mine reclamation costs, or future remediation costs for inactive mines, are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates at inactive mines are reflected in earnings in the period an estimate is revised.

The Company reported a liability of $9.7 million and $9.5 million in other long-term obligations related to this obligation as of March 31, 2012 and December 31, 2011. Changes in the asset retirement obligation during the three month period ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
Beginning balance	$9,504	$6,401
Liabilities settled/payments	—	—
Accretion expense	164	134
Additions, revisions of prior estimates and other	—	—

Ending balance	$9,668	$6,535

NOTE K—FAIR VALUE ACCOUNTING

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Cash equivalents

Due to the short-term maturity, we believe that the Company’s cash equivalent instruments at March 31, 2012 and December 31, 2011 approximate their reported carrying values.

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

Although we have determined that the majority of the inputs used to value our derivatives fall with Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default of ourselves and our counterparties. However, as of March 31, 2012, we have assessed that the impact of the credit valuation adjustments on the overall valuation of our derivative positions is not significant. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

In accordance with the fair value hierarchy, the following table presents the fair value as of March 31, 2012, of those derivative assets that we must measure at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$—	$—	$—

Net asset	$—	$—	$—	$—

NOTE L—DERIVATIVE INSTRUMENTS

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

In connection with our Term Loan Facility, we have entered into two interest rate cap agreements that effectively place an upper limit for one-month LIBOR at 4.0 percent on the interest rate charged for $120.0 million of our floating rate Term Loan Facility. On March 31, 2012, one of the agreements with a notional amount of $100.0 million matured. Concurrently with the maturity, the notional amount of the second agreement automatically increased to $120.0 million per the terms of the contract. No additional expense was reclassified from accumulated other comprehensive income or recognized directly in earnings as a result of the maturity or adjustment.

We assess the effectiveness of our hedges in offsetting the variability in the cash flow of the hedged obligations on a quarterly basis. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in equity as accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2012 and December 31, 2011, the Company had no ineffectiveness for such contracts.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

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

We had entered into a natural gas swap agreement that effectively placed a fixed price for a specific quantity of natural gas. The agreement hedged against the increase in natural gas prices for the purchase of 420,000 MMBTU. The agreement matured on December 31, 2011.

The following table summarizes the fair value of our derivative instruments. See Note K for additional disclosures regarding the estimated fair values of our derivative instruments at March 31, 2012 and December 31, 2011.

		March 31, 2012			December 31, 2011
	Maturity Date	Contract/Notional Amount	Carrying Amount	Fair Value	Contract/Notional Amount	Carrying Amount	Fair Value
Interest rate cap agreement(1)	2012				$100 million	$—	$—
Interest rate cap agreement(1)	2013	$120 million	$—	$—	$20 million	$11	$11

(1)	Agreements limit the LIBOR floating interest rate base to 4%.

The Company has designated these contracts as qualified cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings.

The following table summarizes the effect of derivatives instruments on our combined statements of operations and our comprehensive income for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
Deferred gains (losses) from derivatives in OCI, beginning of period	$(409)	$(532)
Gain (loss) recognized in OCI from derivative instruments	(7)	22
Gain (loss) reclassified from Accumulated OCI into income	—	—

Deferred gains (losses) from derivatives in OCI, end of period	$(416)	$(510)

NOTE M—EQUITY-BASED COMPENSATION

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

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

As of March 31, 2012, the Company maintains two equity incentive plans (i) the GGC USS Holdings, LLC Management Equity Program (the “Equity Program”), and (ii) the U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan (the “2011 Plan”). The Equity Program granted Class C and Class D member units in the parent company, GGC USS Holdings, LLC, to three members of executive management; two of which continue to be employed by the Company at March 31, 2012. The 2011 Plan provides for grants of stock options, stock appreciation rights, restricted stock and other incentive-based awards.

For awards granted under the Equity Program, the Company recognized $55 and $96 of compensation expense during the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, there was $463 of total unrecognized compensation expense related to equity incentive shares, which is expected to be recognized over a weighted-average period of approximately 2.22 years.

For awards granted under the 2011 Plan, the Company recognized $599 of compensation expense during the three months ended March 31, 2012. As the Plan was adopted in July 2011, there was no compensation expense recognized during the three months ended March 31, 2011. As of March 31, 2012, there was $5.6 million of total unrecognized compensation expense related to equity incentive awards, which is expected to be recognized over a weighted-average period of approximately 3.10 years.

NOTE N—LEASES

The Company is obligated under certain operating leases for railroad cars, office space, mining property, mining/processing equipment and transportation and other equipment. Future minimum annual commitments under such operating leases at March 31, 2012 are as follows:

2012	$10,065
2013	8,853
2014	6,879
2015	6,315
2016	5,218
Thereafter	8,417

Total future lease commitments	$45,747

Rental expense for operating leases for the three months ended March 31, 2012 and 2011 totaled approximately $2.6 million and $1.5 million, respectively.

NOTE O—COMMITMENTS AND CONTINGENCIES

The Company’s operating subsidiary, U.S. Silica, has been named as a defendant in various product liability claims alleging damages caused by silica exposure. Almost all of the claims pending against us arise out of alleged use of our silica products in foundries or as an abrasive blast media, and involve various other defendants. Prior to 1986, U.S. Silica had numerous insurance policies and an indemnity from a former owner that cover silicosis claims. Some of those coverages are currently being litigated, however the Company believes the policies and indemnity will remain in force. During the three months ended March 31, 2012, no new claims have been brought against the Company. As of March 31, 2012, there were 105 active silica-related products liability claims pending in which U.S. Silica is a defendant.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

The Company has recorded estimated liabilities for these claims in other long-term obligations as well as estimated recoveries under the indemnity agreement and an estimate of future recoveries under insurance in other assets on the Company’s combined balance sheets. As of March 31, 2012 and December 31, 2011, other noncurrent assets included $429 and $511, respectively, for insurance for third-party products liability claims and other long-term obligations included $1.3 million and $1.5 million, respectively, in third-party products claims liability.

NOTE P—INCOME TAXES

We evaluate our deferred tax assets periodically to determine if valuation allowances are required. Ultimately, the realization of deferred tax assets is dependent upon generation of future taxable income during those periods in which temporary differences become deductible and/or credits can be utilized. To this end, management considers the level of historical taxable income, the scheduled reversal of deferred tax liabilities, tax-planning strategies and projected future taxable income. Based on these considerations, and the carry-forward availability of a portion of the deferred tax assets, management believes it is more likely than not that the Company will realize the benefit of the deferred tax assets.

At the end of each reporting period as presented, there were no material amounts of interest and penalties recognized in the statement of operations or balance sheets. The Company has no material unrecognized tax benefits or any known material tax contingencies at March 31, 2012 and December 31, 2011. Tax returns filed with the IRS for the years 2008 through 2010 along with tax returns filed with numerous state entities remain subject to examination.

In accordance with generally accepted accounting principles, it is the Company’s practice at the end of each interim reporting period to make its best estimate of the effective tax rate expected to be applicable or the full fiscal year. Estimates are revised as additional information becomes available.

The largest permanent item in computing both the Company’s effective tax rate and taxable income is the deduction allowed for statutory depletion. The deduction for statutory depletion does not necessarily change proportionately to changes in income before income taxes.

NOTE Q—PENSION AND POST-RETIREMENT BENEFITS

Net periodic pension benefit cost for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
Service cost	$(275)	$(338)
Interest cost	(1,160)	(1,133)
Expected return on plan assets	1,301	1,066
Amortization of prior service cost	(2)	19
Amortization of net (gain) loss	(353)	(239)

Net periodic benefit cost	$(489)	$(625)

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

Net periodic post-retirement benefit cost for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
Service cost	$(58)	$(49)
Interest cost	(296)	(297)
Expected return on plan assets	1	1
Amortization of net (gain) loss	(95)	(44)

Net periodic benefit cost	$(448)	$(389)

The Company contributed $2.2 million and $8.3 million to the qualified pension plan during the three months ended March 31, 2012 and 2011. Total expected employer funding contributions during the fiscal year ending December 31, 2012 are $5.3 million for the pension plan, and $1.4 million for the postretirement medical and life plan.

NOTE R—OBLIGATIONS UNDER GUARANTEES

The Company has indemnified St. Paul Travelers (“Travelers”) against any loss Travelers may incur in the event that holders of surety bonds, issued on behalf of the Company by Travelers, execute the bonds. As of March 31, 2012, Travelers had $5.1 million in bonds outstanding for the Company. The majority of these bonds ($5.0 million) relate to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to such indefinite purposes as licenses, permits, and tax collection.

The Company has indemnified Safeco Insurance Company of America (“Safeco”) against any loss Safeco may incur in the event that holders of surety bonds, issued on behalf of the Company by Safeco, execute the bonds. As of March 31, 2012, Safeco had $513 in bonds outstanding for the Company. These are all reclamation bonds.

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

NOTE S—RELATED PARTY TRANSACTIONS

Advisory Agreement

In connection with our acquisition by an affiliate of Golden Gate Capital (the “Golden Gate Capital Acquisition”), we entered into an Advisory Agreement with Golden Gate Capital (the “Advisory Agreement”) whereby Golden Gate Capital agreed to provide business and organizational strategy and financial and advisory services. Such services have included support and assistance to management with respect to negotiating and analyzing acquisitions and divestitures, negotiating and analyzing financing alternatives, preparing financial projections, monitoring compliance with financing agreements, marketing functions and searching for and hiring management personnel.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

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

On February 6, 2012, we paid $8.0 million to Golden Gate Capital to terminate the advisory agreement previously entered into in connection with the Golden Gate Capital Acquisition. The $8.0 million termination fee was accrued for at December 31, 2011 and no additional expense has been recognized during the three months ended March 31, 2012. Advisory fees paid to Golden Gate Capital during the three months ended March 31, 2011 totaled $313. These expenses are included in other operating expenses and presented as advisory fees to parent within our combined statements of operations.

Promissory Note

On December 22, 2010, GGC RCS Holdings, Inc., entered into a $15.0 million promissory note with GGC USS Holdings, LLC, our parent and sole stockholder prior to the IPO and now largest stockholder. The note provided working capital for a new subsidiary and matures on December 22, 2015. The note bears interest at 10%. Outstanding principal and interest under the note are payable upon demand, but no later than the maturity date. Upon sole election by the parent, any unpaid interest may be paid in cash on each December 22nd until the maturity date. Interest on the note is recorded in interest expense in the Income Statements and any unpaid interest is included in accrued interest on the Balance Sheets. On January 31, 2012, simultaneous with the initial public offering of our common stock, GGC USS Holdings, LLC contributed to us all of the stock of GGC RCS Holdings, Inc. and converted the $15.0 million promissory note, including $1.7 million of accrued interest to equity.

NOTE T—SEGMENT REPORTING

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

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

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

The following table presents sales and segment contribution margin for the reporting segments and other operating results not allocated to the reported segments for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Sales:
Oil and Gas Proppants	$53,810	$19,238
Industrial and Specialty Products	48,781	45,194

Total sales	102,591	64,432
Segment contribution margin:
Oil and Gas Proppants	35,065	11,490
Industrial and Specialty Products	12,357	9,933

Total segment contribution margin	47,422	21,423
Operating activities excluded from segment cost of goods sold	(1,752)	(266)
Selling, general and administrative	(9,904)	(5,323)
Advisory fees to parent	—	(313)
Depreciation, depletion and amortization	(5,978)	(5,089)
Interest expense	(3,797)	(5,449)
Other income, net, including interest income	154	174

Income before income taxs	$26,145	$5,157

Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. As of March 31, 2012 and December 31, 2011, goodwill of $68.4 million has been allocated to these segments with $33.3 million assigned to Oil & Gas Proppants and $35.1 million to Industrial and Specialty Products.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and the related notes included elsewhere in this report.

Management’s discussion and analysis of financial condition and results of operations (“MD&A”), is organized into the following sections:

•	Overview—A general description of our business, our strategic initiatives and the commercial silica industry.

•

Results of Operations—An analysis of our consolidated and combined results of operations for the interim periods presented in our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

•	Liquidity, Capital Resources and Financial Position—An analysis of our cash flows, sources and uses of cash, contractual obligations and an overview of financial position.

•	Critical Accounting Policies—A discussion of accounting policies that require critical judgments and estimates.

•	Recently Issued Accounting Pronouncements—A summary of accounting pronouncements which have been issued by relevant accounting standards.

In addition to disclosing financial results that are determined in accordance with United States generally accepted accounting principles, or GAAP, we also use certain non-GAAP financial information, such as:

•	Segment contribution margin, and

•

Net income (loss) adjusted to remove interest, taxes, depreciation, amortization, impairment, and other special items in order to arrive at Adjusted EBITDA as defined in our new senior secured credit facility.

Segment contribution margin and Adjusted EBITDA are not recognized measures under GAAP and should not be considered alternatives to or superior to expense and profitability measures derived in accordance with GAAP. For a detailed description of the non-GAAP measures used in this MD&A, please see the discussion under “How We Evaluate Our Business” and “Non-GAAP Financial Performance Measures” beginning on pages 28 and 33, respectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

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

•	our ability to succeed in competitive markets;

•	loss of, or reduction in, business from our largest customers;

•	increasing costs or a lack of dependability or availability of transportation services or infrastructure;

•	increases in the prices of, or interruptions in the supply of, natural gas and electricity, or any other energy sources;

•	increases in the price of diesel fuel;

•	diminished access to water;

•	our ability to effectively integrate the manufacture of resin-coated sand with our existing processes;

•	our ability to successfully complete acquisitions or integrate acquired businesses;

•	our ability to make capital expenditures to maintain, develop and increase our asset base and our ability to obtain needed capital or financing on satisfactory terms;

•	substantial indebtedness and pension obligations;

•	restrictions imposed by our indebtedness on our current and future operations;

•	the accuracy of our estimates of mineral reserves and resource deposits;

•	substantial costs of mine closures;

•	a shortage of skilled labor and rising costs in the mining industry;

•	our ability to attract and retain key personnel;

•	our ability to maintain satisfactory labor relations;

•	our reliance on trade secrets and contractual restrictions, rather than patents, to protect our proprietary rights;

•	silica-related health issues and corresponding litigation;

•	our significant unfunded pension obligations and post-retirement health care liabilities;

•	our ability to maintain effective quality control systems at our mining, processing and production facilities;

•	seasonal and severe weather conditions;

•	fluctuations in our sales and results of operations due to seasonality and other factors;

•	interruptions or failures in our information technology systems;

•	the impact of a terrorist attack or armed conflict;

•	our failure to maintain adequate internal controls;

•	extensive and evolving environmental, mining, health and safety, licensing, reclamation and other regulation (and changes in their enforcement or interpretation);

•	our ability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property; and

•	other factors included and disclosed in Part I, Item 1A, “Risk Factors” of our 2011 Annual Report.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Annual Report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the SEC and public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Overview

We are the second largest domestic producer of commercial silica, a specialized mineral that is a critical input into a variety of attractive end markets. During our 112-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver products to customers across these markets. In our largest end market, Oil and Gas Proppants, our frac sand is used to stimulate and maintain the flow of hydrocarbons in oil and natural gas wells. This segment of our business is experiencing rapid growth due to recent technological advances in the hydraulic fracturing process, which have made the extraction of large volumes of oil and natural gas from U.S. shale formations economically feasible. Our silica is also used as an economically irreplaceable raw material in a wide range of industrial applications, including glassmaking and chemical manufacturing. Additionally, in recent years a number of attractive new end markets have developed for our high-margin, performance silica products, including solar panels, specialty coatings, wind turbines, polymer additives and geothermal energy systems.

We operate 13 facilities across the United States and control 315 million tons of reserves. We own one of the largest frac sand processing plants in the United States and control approximately 147 million tons of reserves that can be processed to meet API frac sand size specifications. Our operations are organized into two segments based on end markets served: (1) Oil & Gas Proppants and (2) Industrial & Specialty Products. Our segments are complementary because our ability to sell to a wide range of customers across end markets allows us to maximize recovery rates in our mining operations, optimize our asset utilization and reduce the cyclicality of our earnings.

Recent Trends and Outlook

From 1980 to 2008, U.S. commercial silica industry volumes generally grew in line with U.S industrial production, primarily influenced by the manufacture of glass, building materials, foundry moldings and chemicals. Beginning in 2004, demand for Oil and Gas Proppants supplemented growth in Industrial and Specialty Products end markets. The economic downturn of 2008 and 2009 decreased demand for commercial silica products, particularly in the glassmaking, foundry, building products, chemicals and fillers and extenders end markets. With the recent economic recovery, however, we estimate overall demand for commercial silica grew in excess of 45% in 2010. Trends driving the acceleration in demand include:

•

Increased demand in the Oil and Gas Proppants end market. The increased demand for frac sand has been driven by the growth in the use of hydraulic fracturing as a means to extract hydrocarbons from shale formations. Based on independent third party market data and our internal estimates, we believe total consumption of frac sand increased from 3.8 million tons in 2004 to approximately 17.0 million tons in 2010. In addition, The Freedonia Group, Inc. projected in April 2011 that domestic proppant producers will experience annual increases in sales of 15% through 2015. We significantly expanded our sales efforts to the frac sand market in 2008 and have since experienced rapid growth in our sales associated with our oil and gas activities.

•

Rebound of demand in industrial end markets and continued growth in specialty end markets. The economic downturn resulting from the financial crisis negatively impacted demand for our products in industrial and specialty products end markets, most notably in the glassmaking, building products, foundry and chemicals end markets. This drop coincided with a similar drop in key economic demand drivers, including housing starts, light vehicle sales, repair and remodel activity and industrial production. To the extent these demand drivers recover to historical levels (which is difficult to predict given current economic uncertainty), we expect to see a corresponding increase in the demand for commercial silica. In addition, to the extent commercial silica products continue to be used in key alternative energy markets, we anticipate continued volume growth in specialty end markets such as solar panels and geothermal energy systems as well as the increased use of commercial silica in new applications such as specialty coatings and polymer additives.

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

During the first quarter of 2012, as natural gas prices declined, the Company experienced certain oil and gas producers curtailing their drilling efforts in dry gas basins and redeploying their drilling rigs to various domestic basins rich in oil and liquid gas due to the higher market price of oil relative to dry natural gas. This shift in drilling activity has resulted in increased demand for coarser grade frac sands relative to the finer grades typically used for drilling dry natural gas. Because of the geographic position of our facilities, we are able to service our customers and ship materials to the basins where demand calls for it. While it is too early to evaluate the full impact of this shift in drilling emphasis, the changes in our production and shipments have not had a material impact on our operations to date. However, there can be no assurance that such changes will not have a material impact on our revenues and results of operations in the future.

Our Strategy

The key drivers of our growth strategy include:

•	Expand our proppant production capacity and product portfolio. During the fourth quarter of 2011, we executed several initiatives to increase our frac sand production capacity and augment our proppant product portfolio. At our Ottawa, Illinois facility, we implemented operating improvements and installed a new dryer and six mineral separators to increase our annual frac sand production capacity by 900,000 tons. At our Rockwood, Michigan facility, we added 250,000 tons of annual frac sand production capacity by installing a new processing circuit. We are also constructing a new facility to produce resin-coated sand that has the capacity to coat up to 400 million pounds annually, which is scheduled for completion and start-up in 2013. We expect to fund this project through a combination of cash on our balance sheet and cash generated from our operations.

•

Increase our exposure to attractive industrial and specialty products end markets. We intend to increase our exposure and market share in certain industrial and specialty products end markets that we believe are poised for growth. For example, at our Rockwood facility, we have doubled our production capacity for low-iron silica, which is used to maximize light transmission in ultra-clear architectural glass and solar panels. Additionally, in 2010 we opened a representative office in Shanghai, China to market our fine ground silica products across the Asia Pacific region for use in specialty end markets. We are also exploring opportunities to grow our presence in the specialty coatings and polymer additives end markets, where our ultra-fine ground silica is used to enhance strength, scratch resistance and stability.

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

•

Evaluate both Greenfield and Brownfield expansion opportunities. We will continue to leverage our reputation, processing capabilities and infrastructure to increase production, as well as explore other opportunities to expand our reserve base. We may accomplish this by developing Greenfield projects, where we can capitalize on our technical knowledge of geology, mining and processing and our strong reputation within local communities. In December 2011, we acquired additional ore reserves near Sparta, Wisconsin. We are evaluating the construction of a new production facility at this site, which we expect to break ground on in 2012. Additionally, we may pursue “bolt on” and other opportunistic acquisitions, taking advantage of our asset footprint, our management’s experience with high-growth businesses and our strong customer relationships. We may also evaluate international acquisitions as unconventional oil and natural gas drilling expands globally.

•

Maintain financial strength and flexibility. We intend to maintain financial strength and flexibility to enable us to pursue acquisitions and new growth opportunities as they arise. As of March 31, 2012, we had $84.6 million of cash on hand and $24.0 million of available borrowings under our credit facilities.

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

We primarily sell our products under short-term price agreements or at prevailing market rates. For a limited number of customers, we sell under long-term, competitively-bid supply agreements. As of May 8, 2012, we have nine take-or-pay supply agreements with nine of our customers in the Oil and Gas Proppants end market with initial terms expiring between 2012 and 2016. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge and that our customers will pay for each product. Prices under these agreements are generally fixed and subject to upward adjustment in response to certain cost increases. As a result, our realized prices may not grow at rates consistent with broader industry pricing. For example, during periods of rapid price growth, our realized prices may grow more slowly than those of competitors, and during periods of price decline, our realized prices may outperform industry averages. Additionally, at the time the take-or-pay supply agreements were signed, two of these customers provided advance payments for future shipments aggregating $27.0 million ($11.1 million of these payments was recorded on the balance sheet as deferred revenue as of March 31, 2012). A percentage of these advance payments is recognized as revenue with each ton of applicable product shipped to the customer. The pricing terms of these agreements are currently less than prevailing market prices. Collectively, sales to customers with supply agreements accounted for nearly 28% and 15% of our total sales during the three months ended March 31, 2012 and 2011, respectively.

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

Operating labor costs represented our largest spend category at approximately 13% and 19% of our sales during the three months ended March 31, 2012 and 2011, respectively. We employ a mix of union and non-union labor, with 55% of our workforce being unionized as of March 31, 2012. Our union contracts stipulate annual escalation factors for certain wages and benefits.

We incur significant electricity and drying fuel (principally natural gas) costs in connection with the operation of our processing facilities. Energy costs directly related to the production of our products represented 5% and 9% of our total sales during the three months ended March 31, 2012 and 2011, respectively.

We capitalize the costs of our mining equipment and generally depreciate it over its expected useful life. Depreciation, depletion and amortization costs represented approximately 6% and 8% of our sales during the three months ended March 31, 2012 and 2011, respectively. Preventive and remedial repair and maintenance costs that do not involve the replacement of major components of our equipment and facilities are expensed as incurred. These repair and maintenance costs can be significant due to the abrasive nature of our products and represented approximately 6% and 9% of our sales during the three months ended March 31, 2012 and 2011, respectively.

We also provide a range of transportation services to our customers, including management of truck, rail and barge shipments of our products. Total transportation costs represented approximately 19% and 15% of sales during the three months ended March 31, 2012 and 2011, respectively.

Additionally, we incur expenses related to our corporate operations, including costs for the sales and marketing; research and development; finance; legal; and environmental, health and safety functions of our organization. These costs are principally driven by personnel expenses. In total, our selling, general and administrative costs represented approximately 10% and 8% of sales during the three months ended March 31, 2012 and 2011, respectively. As a public company, we will continue to incur additional legal, accounting, insurance and other expenses that we had not incurred prior to 2012 as a private company, including costs associated with public company reporting requirements. These requirements include compliance with the Sarbanes-Oxley Act of 2002 as well as other rules implemented by the SEC, and applicable stock exchange rules.

Our effective income tax rate was approximately 27% and 32% of pretax earnings in the three months ended March31, 2012 and 2011, respectively. Historically, our actual effective tax rates have been lower than the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances.

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

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP measure, is included in this report because it is a key metric used by management to assess our operating performance and by our lenders to evaluate our covenant compliance. Our target performance goals under our incentive compensation plan are tied, in part to our Adjusted EBITDA. In addition, our revolving credit facility (the “ABL Facility”) contains a fixed charge coverage ratio covenant that we must meet if our excess availability (as defined in the ABL Facility) falls below $10.0 million, and our term loan facility (the “Term Loan Facility”) contains a consolidated leverage ratio covenant that we must meet at the end of each fiscal quarter, both of which are calculated based on our Adjusted EBITDA. Noncompliance with the financial ratio covenants contained in the ABL Facility and the Term Loan Facility could result in the acceleration of our obligations to repay all amounts outstanding under those agreements. Moreover, the ABL Facility and the Term Loan Facility contain covenants that restrict, subject to certain exceptions, our ability to make permitted acquisitions, incur additional indebtedness, make restricted payments (including dividends) and retain excess cash flow based, in some cases, on our ability to meet leverage ratios calculated based on our Adjusted EBITDA.

Results of Operations

	For the Three Months Ended March 31,		Percent Change
	2012	2011	’12 vs. ‘11
Sales
Oil & Gas Proppants	$53,810	$19,238	>100.0%
Industrial & Specialty Products	48,781	45,194	7.9%

Total Sales	$102,591	$64,432	59.2%

Sales

Sales increased $38.2 million, or 59%, to $102.6 million for the three months ended March 31, 2012 compared to $64.4 million for the three months ended March 31, 2011. Oil & Gas Proppants sales increased by $34.6 million, accounting for nearly 91% of the total growth. Industrial & Specialty Products sales increased $3.6 million, representing 9% of the growth in overall sales. Overall, average realized price increased 34% and volumes increased nearly 19% from the comparable prior period.

Oil & Gas Proppants sales increased $34.6 million, or nearly 180%, to $53.8 million for the three months ended March 31, 2012 compared to $19.2 million for the three months ended March 31, 2011. The growth in sales revenue was driven by a combination of increases in volume and pricing. Oil & Gas Proppants volume increased 245.3 thousand tons, or 57%, to 679.0 thousand tons during the three months ended March 31, 2012, driven by continued growth in the demand for our frac sands and natural proppants. In response to the continued growth in hydraulic fracturing activity and in an effort to meet demand, we have reallocated certain production from industrial end markets to the Oil and Gas Proppants end market. Additionally, due to the excess demand of frac sands in the marketplace, we continue to see increases in pricing which contributed to a 78% increase in average realized prices during the three months ended March 31, 2012.

Industrial & Specialty Products sales increased $3.6 million, or 8%, to $48.8 million for the three months ended March 31, 2012 compared to $45.2 million for the three months ended March 31, 2011. Improvement in pricing across most of our end markets drove a 5% increase in average realized price. Volumes also increased by nearly 3%, however volume growth in our Industrial & Specialty Products segment continues to be constrained as we continue to allocate more of our sand production to our Oil & Gas Proppants segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.7 million, or 90%, to $9.9 million for the three months ended March 31, 2012 compared to $5.3 million for the three months ended March 31, 2011 driven by approximately $2.5 million of year over year increases in employee compensation and benefits related to headcount increase in our sales and marketing function to support the continued growth in our oil and gas business as well as increases in corporate headcount to support our transformation as a public company. Additionally, our public company related costs which include legal, audit and accounting, consulting and advisory services, have grown nearly $1.1 million year over year.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense was $6.0 million and $5.1 million for the three months ended March 31, 2012, and 2011, respectively. Year over year increases have been driven by continued increases in capital spending combined with increased depletion due to additional volume of mined silica sands. We expect depreciation, depletion and amortization expense to continue to grow due to a significant increase in capital spending in 2012 for assets which will be placed into service in 2012.

Operating Income

Operating income increased $19.4 million, or nearly 186%, to $29.8 million for the three months ended March 31, 2012 compared to $10.4 million for the three months ended March 31, 2011 guided by a 59% increase in sales and a 36% increase in gross margin.

Interest Expense

Interest expense decreased $1.7 million, or 30%, to $3.8 million for the three months ended March 31, 2012 compared to $5.4 million for the three months ended March 31, 2011. These savings during the three months ended March 31, 2012, were due to the conversion to equity of the $15.0 million note payable to our former parent and sole stockholder prior to the IPO (as defined below) and now our largest stockholder. The note had a stated interest rate equal to 10.0%. The conversion of the note payable during the first quarter of 2012 drove a reduction in the effective interest rate on our debt for the three months ended March 31, 2012 to 5.78%, compared to an effective rate of 8.60% for the three months ended March 31, 2011.

Provision for Income Taxes

The provision for income taxes increased $5.4 million, or 327%, to $7.0 million for the three months ended March 31, 2012, compared to $1.6 million for the three months ended March 31, 2011 driven by an increase in pre-tax income of 407%. The effective tax rates were 27% for the three months ended March 31, 2012 and 32% for the three months ended March 31, 2011.

Net Income/Loss

Net income was $19.1 million and $3.5 million for the three months ended March 31, 2012, and 2011, respectively. Year over year increases are due to the factors noted above.

Liquidity and Capital Resources

Overview

Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to pay dividends to our stockholder, and to finance acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through borrowings under our credit facilities and equity investments. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of March 31, 2012, our working capital was $151.4 million and we had $24.0 million of availability under the ABL Facility. See “—Credit Facilities—ABL Facility.”

We believe that cash generated through operations and our financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled debt payments for at least the next 12 months.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table:

	For the Three Months Ended March 31,		Percent Change
	2012	2011	’12 vs. ‘11
Net cash provided by (used in):
Operating activities	$1,549	$(2,782)	>(100.0)%
Investing activities	(13,761)	(5,239)	>100.0%
Financing activities	37,654	(1,841)	>100.0%

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization and the effect of working capital changes.

Net cash provided by operating activities was $1.5 million for the three months ended March 31, 2012 compared to a use of $2.8 million for the three months ended March 31, 2011. This $4.3 million decrease in cash use in operations was primarily the result of a $19.4 million improvement in operating income, offset by a one-time termination fee payment related to the Advisory Agreement of $8.0 million which was accrued at December 31, 2011 and made during the three months ended March 31, 2012 and a net build in working capital year over year of $11.6 million driven by an increase in sales of 59.2%.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth and maintenance.

Net cash used in investing activities was $13.8 million in the three months ended March 31, 2012. This use of cash is due to capital expenditures which totaled $15.0 million for the three months ended March 31, 2012 for the construction of our resin coating production facility in Rochelle, Illinois and the engineering, procurement and construction of a Greenfield raw sand plant in Sparta, Wisconsin.

Net cash used in investing activities was $5.2 million for the three months ended March 31, 2011. This use of cash is due to $1.2 million in reserves acquisition costs and $1.5 million to expand production capacity at one of our facilities, as well as customary maintenance capital spending.

Management anticipates that our capital expenditures for the remainder of 2012 will be approximately $85-105 million, which is primarily associated with our two new facilities in Rochelle, Illinois and Sparta, Wisconsin which are currently under construction. We anticipate that this amount will be sufficient to complete these projects.

Net Cash Provided by (Used in) Financing Activities

Financing activities consisted primarily of equity issuances, capital contributions, borrowings and repayments related to the ABL and Term Loan Facilities, as well as fees and expenses paid in connection with our credit facilities and outstanding checks from our customers.

Net cash provided by financing activities was $37.7 million in the three months ended March 31, 2012. During the period, we amended and restated the Term Loan Facility to reduce the covenants and restrictions on our activities. In connection with the amendment, we incurred $1.3 million in financing fees which have been capitalized and are being amortized over the remaining life of the loan.

On January 31, 2012, we completed an initial public offering of 2,941,176 shares of our common stock at an offering price of $17.00 per share for an aggregate offering price of approximately $50.0 million (the “IPO”). As a result of the IPO, we received net proceeds of approximately $46.5 million, after deducting $3.5 million of underwriting discounts and commissions, and before deducting estimated offering expenses payable by us of $5.5 million.

Simultaneously with the IPO, GGC USS Holdings, LLC, our parent and sole stockholder prior to the IPO and now largest stockholder, contributed to us all of the stock of its wholly-owned subsidiary, GGC RCS Holdings, Inc., whose operating subsidiary is Coated Sand Solutions, LLC. Prior to this transaction, GGC RCS Holdings, Inc. had a $15.0 million note payable to GGC USS Holdings, LLC which was converted to an equity contribution by GGC USS Holdings, LLC simultaneously with the IPO.

Additionally, during the three months ended March 31, 2012, we made scheduled principal repayments on our outstanding debt of $650.

Net cash used in financing activities during the three months ended March 31, 2011 was $1.8 million, which included scheduled repayments of $413 on our Term Loan Facility and outstanding checks from our customers.

Credit Facilities

ABL Facility

On August 9, 2007, we entered into the ABL Facility with various banks and other financial institutions as lenders thereunder and Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association), as administrative agent and lender. The ABL Facility provides for borrowings in the aggregate amount of up to $35.0 million, with a letter of credit facility sublimit of $15.0 million; provided, however, that the aggregate principal amount of the loans and letter of credit obligations outstanding at any one time shall not exceed the applicable borrowing base.

Borrowing availability under the ABL Facility is determined by a formula that considers eligible accounts receivable and inventory less any outstanding letters of credit plus a reserve for derivatives. We had no borrowings outstanding as of March 31, 2012, $9.8 million of outstanding letters of credit and $1.2 million reserved against derivative agreements, which left $24.0 million available under the ABL Facility.

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

Term Loan Facility

On November 25, 2008, in connection with our acquisition by an affiliate of Golden Gate Capital (the “Golden Gate Capital Acquisition”), we entered into the Term Loan Facility with various banks and other financial institutions as lenders thereunder and BNP Paribas, as administrative agent. On May 7, 2010, the Term Loan Facility was amended and restated to, among other things, (1) increase the aggregate principal amount available thereunder from $102.0 million to $165.0 million and (2) add an incremental term loan facility in the maximum aggregate principal amount of $25.0 million. On June 8, 2011, the Term Loan Facility was again amended and restated to, among other things, (1) further increase the aggregate principal amount available thereunder to $260.0 million and (2) increase the maximum aggregate principal amount under the incremental term loan facility to $50.0 million (or $100.0 million if the total leverage ratio on a pro forma basis would not exceed 3x).

On January 27, 2012, we again amended and restated the Term Loan Facility to reduce the covenants and restrictions on our activities. The Term Loan Facility, as amended, contains customary covenants and restrictions on our activities related to, among other things: the incurrence of additional indebtedness; liens and negative pledges; dividends and distributions; investments and acquisitions; contingent obligations; transactions with stockholders (holders of at least 10% of the equity securities) and affiliates; fundamental changes to our business, property and assets; sale lease-backs; the ability to change the nature of our business, our fiscal year and our accounting policies; the ability to amend or waive any of the terms of the ABL Facility and other material agreements; designations of senior debt other than the Term Loan Facility obligations and the ABL Facility obligations; and the performance of material contracts, including real property leases and intellectual property licenses.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

There have been no significant changes to our “Contractual Obligations” table in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2011 Annual Report, other than a new lease agreement that was signed for 36 rail cars which will be paid at $575 per month over the next six years.

As of March 31, 2012, debt had decreased by $608 to $261.2 million compared to $261.8 million at December 31, 2011, due to scheduled principal repayments of $650, net of the amortization of the original issue discount of $42. As of March 31, 2012, future debt payments, plus interest, totaled $320.5 million and are due as follows: $15.2 million in 2012; $14.7 million in 2013; $14.6 million in 2014; $14.5 million in 2015; $135.8 million in 2016; and $125.7 million thereafter.

As described in Note N, future minimum lease payments totaled $45.7 million and are due as follows: $10.0 million in 2012; $8.9 million in 2013; $6.9 million in 2014; $6.3 million in 2015; $5.2 million in 2016; and $8.4 million thereafter.

Environmental Matters

We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. We may also from time to time incur fines and penalties associated with noncompliance with such laws and regulations. In particular, on September 8, 2011 we voluntarily disclosed potential violations of air emission permits at our Rockwood, Michigan facility to the EPA and the Michigan Department of Environmental Quality, and while no proceedings have been instituted at this time by either agency we could incur penalties or be subject to other requirements in the future as a result of such potential violations. As of March 31, 2012, we had $9.7 million accrued for future reclamation costs, as compared to $6.5 million as of March 31, 2011.

We discuss certain environmental matters relating to our various production and other facilities, certain regulatory requirements relating to human exposure to crystalline silica and our mining activity and how such matters may affect our business in the future under Item 1A, “Risk Factors” and Part II, Item 1, “Legal Proceedings” in our 2011 Annual Report.

Non-GAAP Financial Performance Measures

Segment Contribution Margin

Oil & Gas Proppants contribution margin increased $23.6 million, or 205%, to $35.1 million for the three months ended March 31, 2012 compared to $11.5 million for the three months ended March 31, 2011 due to the factors noted above.

Industrial & Specialty Products contribution margin increased $3.5 million, or 24%, to $12.4 million for the three months ended March 31, 2012 compared to $9.9 million for the three months ended March 31, 2011 due to the factors noted above.

Segment contribution margin is not a measure of our financial performance under GAAP. For more detail on the reconciliation of segment contribution margin to its most directly comparable GAAP financial measure, income (loss) before income taxes, see Note T to our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Adjusted EBITDA

Adjusted EBITDA is not a measure of our financial performance or liquidity under GAAP and should not be considered as an alternative to net income as a measure of operating performance, cash flows from operating activities as a measure of liquidity or any other performance measure derived in accordance with GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Adjusted EBITDA contains certain other limitations, including the failure to reflect our cash expenditures, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized, and excludes certain non-recurring charges. Management compensates for these limitations by relying primarily on our GAAP results and by using Adjusted EBITDA only supplementally. Our measure of Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA.

	For the Three Months Ended March 31,
	2012	2011
Net income	$19,113	$3,510
Total interest expense, net of interest income	3,763	5,441
Provision for taxes	7,032	1,647
Total depreciation, depletion and amortization expenses	5,978	5,089

EBITDA	35,886	15,687
Non-recurring expense (income)(1)	(439)	—
Transaction expenses(2)	156	—
Permitted management fees and expenses(3)	—	313
Non-cash incentive compensation(4)	654	96
Post-employment expenses (excluding service costs)(5)	605	628
Other adjustments allowable under our existing credit agreements(6)	125	5

Adjusted EBITDA	$36,987	$16,729

(1)	Includes the gain on the sale of assets.
(2)	Includes fees and expenses related to the January 27, 2012 amendment of our Term Loan Facility and ABL Facility.
(3)	Includes fees and expense paid to Golden Gate Capital for ongoing consulting and management services provided pursuant to an Advisory Agreement entered into in connection with the Golden Gate Capital Acquisition; this Advisory Agreement was terminated in connection with our IPO.
(4)	Includes vesting of incentive equity compensation issued to our employees.
(5)	Includes net pension cost and net post-retirement cost relating to pension and other post-retirement benefit obligations during the applicable period, but in each case excluding the service cost relating to benefits earned during such period. See Note Q to our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(6)	Reflects miscellaneous adjustments permitted under our existing credit agreements, including such items as expenses related to reviewing growth initiatives and potential acquisitions.

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our 2011 Annual Report.

Recent Accounting Pronouncements

New accounting guidance that we have recently adopted, as well as accounting guidance that has been recently issued but not yet adopted by us, are included in Note B to our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks, which exist as a part of our ongoing business operations. We use derivative financial and commodity instruments, where appropriate, to manage these risks. As a matter of policy, we do not engage in trading or speculative transactions. Refer to Note L to our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our derivative financial and commodity instruments.

Interest Rate and Commodity Price Risks

We may use interest rate and natural gas hedge agreements in the normal course of our business to manage both our interest and energy costs and the risks associated with changing interest rates and natural gas prices. These hedge agreements are used to exchange the difference between fixed and variable-rate interest amounts or natural gas prices calculated by reference to an agreed-upon notional principal amount or natural gas quantity. We do not use derivative financial instruments for trading or speculative purposes. By their nature, all such instruments involve risk, including the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract (credit risk) or the possibility that future changes in market price may make a financial instrument less valuable or more onerous (market risk). As is customary for these types of instruments, we do not require collateral or other security from other parties to these instruments. In management’s opinion, there is no significant risk of loss in the event of nonperformance of the counterparties to these financial instruments.

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

		March 31, 2012			December 31, 2011
	Maturity Date	Contract/Notional Amount	Carrying Amount	Fair Value	Contract/Notional Amount	Carrying Amount	Fair Value
Interest rate cap agreement(1)	2012				$100 million	$—	$—
Interest rate cap agreement(1)	2013	$120 million	$—	$—	$20 million	$11	$11

(1)	Agreements limit the LIBOR floating interest rate base to 4%.

We have designated these contracts as qualified cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings. We had no ineffective contracts as of March 31, 2012.

A hypothetical increase in interest rates by 1.0% would have changed our interest expense by $0.3 million for the three months ended March 31, 2012. A decrease in interest rates would have had no effect on our interest expense as our debt subject to variable interest rates has a floor which the market rate was below for the duration of the period.

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk related to interest rates is the potential loss arising from adverse changes in interest rates. We do not believe that inflation has a material impact on our financial position or results of operations during periods covered by the financial statements included in this Quarterly Report on Form 10-Q.

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

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

As a result of the above developments, the filing rate of new claims against us over the past three years has decreased to below pre-2001 levels, and we were named as a defendant in two, ten and three new silicosis cases filed in 2009, 2010 and 2011, respectively. As of May 8, 2012, there are a total of approximately 104 active silica-related products liability claims pending in which we were a defendant and approximately 3,154 inactive claims. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media, and involve various other defendants. We have insurance policies and an indemnity from a former owner that cover certain claims for alleged silica exposure for periods prior to certain dates in 1985 (with respect to the indemnity and certain insurance) and 1986 (with respect to the balance of the insurance). Although the scope of coverage under those policies is currently being litigated, we believe, based on currently available information, they and the indemnity will remain in force.

The silica-related litigation brought against us to date has not resulted in material liability to us. However, we continue to have silica-related products liability claims filed against us, including claims that allege silica exposure for periods for which we have neither insurance nor indemnity coverage. Any such pending or future claims or inadequacies of our insurance coverage or indemnity could have a material adverse effect on our business, reputation or results of operations. For more information regarding silica-related litigation, see Part I, Item 1A of our 2011 Annual Report “Risk Factors—Risks Related to Our Business—Silica-related health issues and litigation could have a material adverse effect on our business, reputation or results of operations.”

ITEM 1A.	RISK FACTORS

As of March 31, 2012, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our 2011 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

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

All of our production facilities are classified as mines and are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Following passage of The Mine Improvement and New Emergency Response Act of 2006, MSHA significantly increased the numbers of citations and orders charged against mining operations. The dollar penalties assessed for citations issued has also increased in recent years. Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Quarterly Report filed on Form 10-Q.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The information called for by this Item is incorporated herein by reference from the Exhibit Index included in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 8th day of May, 2012.

U.S. Silica Holdings, Inc.

/s/ WILLIAM A. WHITE
Name:	William A. White
Title:	Chief Financial Officer
(Principal Financial Officer)

S-1

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of U.S. Silica Holdings, Inc., effective January 31, 2012.	8-K	001-35416	3.1	February 6, 2012

3.2	Second Amended and Restated Bylaws of U.S. Silica Holdings, Inc., effective January 31, 2012.	8-K	001-35416	3.2	February 6, 2012

4.1	Specimen Common Stock Certificate.	S-1/A	333-175636	4.1	December 7, 2011

4.2	Registration Rights Agreement, dated January 31, 2012, by and among GGC USS Holdings, LLC and the members listed on the schedules thereto.	8-K	001-35416	4.2	February 6, 2012

10.5	Amendment No. 4 to Loan and Security Agreement, dated as of January 31, 2012.	10-K	001-35416	10.5	March 20, 2012

10.7	Amendment No. 1 to Second Amendment and Restated Credit Agreement, dated as of January 27, 2012.	10-K	001-35416	10.7	March 20, 2012

10.24	Form of Director Designation Agreement by and among U.S. Silica Holdings, Inc. and GGC USS Holdings, LLC.	8-K	001-35416	4.1	February 6, 2012

31.1*	Rule 13a-14(a)/15(d)-14(a) Certification by Bryan A. Shinn, Chief Executive Officer.

31.2*	Rule 13a-14(a)/15(d)-14(a) Certification by William A. White, Chief Financial Officer.

32.1*	Section 1350 Certification by Bryan A. Shinn, Chief Executive Officer.

32.2*	Section 1350 Certification by William A. White, Chief Financial Officer.

95.1*	Mine Safety Disclosure

99.1*	Consent of The Freedonia Group, Inc.

101*	101.INS XBRL Instance

	101.SCH XBRL Taxonomy Extension Schema

	101.CAL XBRL Taxonomy Extension Calculation

	101.LAB XBRL Taxonomy Extension Labels

	101.PRE XBRL Taxonomy Extension Presentation

	101.DEF XBRL Taxonomy Extension Definition

*	Filed herewith

We will furnish any of our shareowners a copy of any of the above Exhibits not included herein upon the written request of such shareowner and the payment to U.S. Silica Holdings, Inc. of the reasonable expenses incurred in furnishing such copy or copies.

E-1