Form 10-Q
period 2012-06-30
U.S. SILICA HOLDINGS, INC.
filed 2012-07-31
CIK 1524741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

As of July 31, 2012, 52,921,176 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

U.S. Silica Holdings, Inc.

FORM 10-Q

For the Quarter Ended June 30, 2012

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

U.S. SILICA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$102,625	$59,199
Accounts receivable, net	49,904	46,600
Inventories	40,131	29,307
Prepaid expenses and other current assets	7,165	8,561
Deferred income tax, net	20,424	28,007
Income tax receivable	—	3,895

Total current assets	220,249	175,569

Property, plant and mine development, net	363,828	336,788
Debt issuance costs, net	2,348	1,291
Goodwill	68,403	68,403
Trade names	10,436	10,436
Customer relationships, net	6,737	6,942
Other assets	6,458	6,367

Total assets	$678,459	$605,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Book overdraft	$4,028	$5,588
Accounts payable	37,588	36,579
Accrued liabilities	8,620	9,875
Accrued interest	86	1,659
Current portion of long-term debt	6,364	6,364
Income tax payable	7,223	—
Current portion of deferred revenue	8,081	10,393

Total current liabilities	71,990	70,458

Long-term debt	254,209	255,425
Note payable to parent	—	15,000
Liability for pension and other post-retirement benefits	49,190	52,078
Deferred revenue	899	2,128
Deferred income tax, net	69,489	75,915
Other long-term obligations	13,420	12,858

Total liabilities	459,197	483,862

Commitments and contingencies

Stockholders’ Equity:
Common stock	529	500
Preferred stock	—	—
Additional paid-in capital	162,085	103,757
Retained earnings	68,602	30,038
Treasury stock, at cost	(215)	—
Accumulated other comprehensive loss	(11,739)	(12,361)

Total stockholders’ equity	219,262	121,934

Total liabilities and stockholders’ equity	$678,459	$605,796

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Sales	$104,599	$74,080	$207,190	$138,512
Cost of goods sold (excluding depreciation, depletion and amortization)	58,920	42,629	115,841	85,904
Operating expenses
Selling, general and administrative	9,718	5,952	19,622	11,276
Advisory fees to parent	—	313	—	625
Depreciation, depletion and amortization	5,974	5,252	11,952	10,341

	15,692	11,517	31,574	22,242

Operating income	29,987	19,934	59,775	30,366
Other (expense) income
Interest expense	(3,428)	(5,224)	(7,225)	(10,673)
Early extinguishment of debt	—	(6,043)	—	(6,043)
Other income, net, including interest income	179	163	333	337

	(3,249)	(11,104)	(6,892)	(16,379)

Income before income taxes	26,738	8,830	52,883	13,987
Income tax expense	(7,287)	(2,474)	(14,319)	(4,121)

Net income	$19,451	$6,356	$38,564	$9,866

Earnings per share:
Basic	$0.37	$0.13	$0.74	$0.20
Diluted	$0.36	$0.13	$0.73	$0.20

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$19,451	$6,356	$38,564	$9,866
Other comprehensive income:
Unrealized gain on derivatives (net of tax of $— for the three and six months ended June 30, 2012 and 2011)	168	52	161	74
Pension and other post-retirement benefits liability adjustment (net of tax of $294 for the three and six months ended June 30, 2012, respectively, and $— for the three and six months ended June 30, 2011, respectively)	461	—	461	—

Comprehensive income	$20,080	$6,408	$39,186	$9,940

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net income	$38,564	$9,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	11,952	10,341
Debt issuance amortization	247	125
Original issue discount amortization	84	73
Loss on early extinguishment of debt	—	6,043
Deferred income taxes	1,157	1,335
Gain on disposal of property, plant and equipment	(439)	(34)
Deferred revenue	(3,541)	(3,062)
Equity-based compensation	1,147	150
Other	(1,954)	(7,370)
Changes in assets and liabilities:
Accounts receivable	(3,489)	(8,387)
Inventories	(10,824)	788
Prepaid expenses and other current assets	1,396	668
Income taxes	11,118	(75)
Accounts payable and accrued liabilities	7,754	3,229
Advisory services termination fee to Parent	(8,000)	—
Accrued interest	119	720

Net cash provided by operating activities	45,291	14,410

Investing activities:
Capital expenditures	(39,244)	(13,531)
Proceeds from sale of property, plant and equipment	1,225	60

Net cash used in investing activities	(38,019)	(13,471)

Financing activities:
Proceeds from issuance of common stock in initial public offering	50,000	—
Repurchase of common stock	(215)	—
Issuance of long-term debt	—	259,061
Repayment of long-term debt	(1,286)	(239,176)
Change in book overdraft	(1,560)	(729)
Prepayment penalties	—	(1,500)
Financing fees	(1,304)	(3,900)
Common stock issuance costs	(9,481)	—

Net cash provided by financing activities	36,154	13,756

Net increase in cash and cash equivalents	43,426	14,695
Cash and cash equivalents, beginning of period	59,199	64,500

Cash and cash equivalents, end of period	$102,625	$79,195

Non-cash financing activities:
Contribution of note payable and accrued interest by Parent	16,692	—

Supplemental cash flow information:
Cash paid during the period for:
Interest	$6,452	$9,207
Taxes	$2,358	$2,833

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

NOTE A—ORGANIZATION

U.S. Silica Holdings, Inc. (“Holdings,” and together with its subsidiaries “we,” “us” or the “Company”), formerly GGC USS Holdings, Inc., was organized as a holding company on November 14, 2008. On November 25, 2008, we acquired Hourglass Acquisitions I, LLC, whose only operating subsidiary was U.S. Silica Company (“U.S. Silica”).

On January 31, 2012, we completed an initial public offering of common stock (the “IPO”) through a Registration Statement on Form S-1 (File No. 333-175636), pursuant to which we registered and sold 2,941,176 shares of our common stock, and we registered and certain of our stockholders sale 8,823,529 shares common stock at an offering price of $17.00 per share. On February 6, 2012, we sold all 2,941,176 shares of common stock for an aggregate offering price of approximately $50.0 million and the selling stockholders sold all 8,823,529 shares of common stock for an aggregate offering price of approximately $150.0 million. As a result of the offering, we received net proceeds of approximately $41.0 million, after deducting $3.5 million of underwriting discounts and commissions and offering expenses of $6.0 million.

On January 31, 2012, simultaneously with the initial public offering of our common stock, GGC USS Holdings, LLC, our parent and sole stockholder prior to the IPO and now our largest stockholder, contributed to us all of the stock of its wholly-owned subsidiary, GGC RCS Holdings, Inc., and its operating subsidiary, Coated Sand Solutions, LLC. Prior to this transaction, GGC RCS Holdings, Inc. had a $15.0 million note payable to GGC USS Holdings, LLC which, together with accrued interest of $1.7 million, was converted to an equity contribution by GGC USS Holdings, LLC, simultaneously with the IPO. Coated Sand Solutions, LLC is currently developing resin-coated sand proppants for sale into the Oil and Gas market for use in the hydraulic fracturing process.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements as of and for the three and six months ended June 30, 2012 and 2011 (the “Financial Statements”), present the financial position, results of operations, and cash flows of the Company. In consideration of the contribution of GGC RCS Holdings, Inc. to us on January 31, 2012, we and our subsidiaries are presented on a consolidated basis with GGC RCS Holdings, Inc. as of the three and six months ended June 30, 2012. As of December 31, 2011 and for the three and six months ended June 30, 2011, we and our subsidiaries are presented on a combined basis with GGC RCS Holdings, Inc.

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

In our opinion, our Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of June 30, 2012, and December 31, 2011, the results of our operations for the three and six months ended June 30, 2012 and 2011, and our cash flows for the six months ended June 30, 2012 and 2011. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements. We have also reclassified certain prior year amounts to conform to our 2012 presentation. These classifications relate specifically to the presentation of advisory fees paid to Golden Gate Capital and have no effect on our net income.

In order to make this report easier to read, we refer throughout to (i) our Condensed Consolidated Balance Sheets as our “Balance Sheets,” and (ii) our Condensed Consolidated Statements of Operations as our “Income Statements.”

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

Unaudited Interim Financial Statements

The accompanying Balance Sheet as of June 30, 2012, the Income Statements for the three and six months ended June 30, 2012 and 2011; the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and other information disclosed in the related notes, are unaudited. The Balance Sheet as of December 31, 2011 was derived from our audited consolidated financial statements at that date. The accompanying Financial Statements should be read in conjunction with the audited combined financial statements and related notes contained in our 2011 Annual Report.

Recently Issued Accounting Pronouncements

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of the Company’s Financial Statements. See our 2011 Annual Report for a discussion of the impact of new accounting guidance issued but not yet effective as of December 31, 2011. We believe that no new accounting guidance was issued during the six months of 2012 that is relevant to the readers of these Financial Statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on the Company’s financial reporting.

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

In June 2011, the FASB issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. The Company adopted this guidance, effective January 1, 2012, with no material impact on our Financial Statements. See Note D and Note L for related disclosures.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to U.S. Silica Holdings, Inc. stockholders:	$19,451	$6,356	$38,564	$9,866

	$19,451	$6,356	$38,564	$9,866

Weighted average common shares (thousands):
Basic	51,938	50,000	52,440	50,000
Effect of employee stock based awards	47	—	65	—

Diluted	51,985	50,000	52,505	50,000

Net income attributable to U.S. Silica Holdings, Inc. stockholders, per common share:
Basic	$0.37	$0.13	$0.74	$0.20

Diluted	$0.36	$0.13	$0.73	$0.20

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

NOTE D—CAPITAL STRUCTURE AND ACCUMULATED COMPREHENSIVE INCOME

Common Stock

Our Amended and Restated Certificate of Incorporation, authorizes up to 500,000,000 shares of common stock, par value of $0.01. Subject to the rights of holders of any series of preferred stock, all of the voting power of the stockholders of the Corporation shall be vested in the holders of the common stock.

There are 52,941,176 and 52,921,176 shares of common stock issued and outstanding at June 30, 2012, respectively. As of June 30, 2011, there were 50,000,000 shares issued and outstanding. We anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends and other distributions in cash, stock, or property by Holdings in the future will be at the discretion of our Board of Directors and will be dependent on then-existing conditions, including our business conditions, our financial condition, results of operations, liquidity, capital requirements, contractual restrictions including restrictive covenants contained in our debt agreements, and other factors. Additionally, because we are a holding company, our ability to pay dividends on our common stock is limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us, including restrictions under the terms of the agreements governing our indebtedness.

Preferred Stock

Our Amended and Restated Certificate of Incorporation authorizes our board of directors to issue up to 10,000,000 shares, in the aggregate, of preferred stock at a par value of $0.01, in one or more series and to fix the preferences, powers and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof, including the dividend rate, conversion rights, voting rights, redemption rights and liquidation preference and to fix the number of shares to be included in any such series without any further vote or action by our stockholders.

There are no shares of preferred stock issued or outstanding at June 30, 2012 and 2011. At present, we have no plans to issue any preferred stock.

Initial Public Offering

On January 31, 2012, we completed an initial public offering of 2,941,176 shares of our common stock at an offering price of $17.00 per share for an aggregate offering price of approximately $50.0 million. As a result of the offering, we received net proceeds of approximately $41.0 million, after deducting $3.5 million of underwriting discounts and commissions and offering expenses of $6.0 million.

Simultaneously with the initial public offering of our common stock, GGC USS Holdings, LLC, our parent and sole stockholder prior to the IPO and now our largest stockholder, contributed to us all of the stock of its wholly-owned subsidiary, GGC RCS Holdings, Inc., and its operating subsidiary. Coated Sand Solutions, LLC. Prior to this transaction, GGC RCS Holdings, Inc. had a $15.0 million note payable to GGC USS Holdings, LLC, which, together with accrued interest of $1.7 million, was converted to an equity contribution by GGC USS Holdings, LLC.

Share Repurchase Program

On June 11, 2012, our Board of Directors authorized us to repurchase up to $25.0 million of our common stock. The authorization remains open for a period of 18 months, concluding on December 11, 2013. We are authorized to repurchase, from time to time, shares of our outstanding common stock on the open market or in privately negotiated transactions using available cash. The timing and amount of stock repurchases will depend on a variety of factors, including market conditions and corporate and regulatory considerations. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any additional amount of our common stock under the program. We intend to make all repurchases in compliance with applicable regulatory guidelines and to administer the plan in accordance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

In June 2012, we repurchased 20,000 shares of our common stock, at an average price of $10.74. As of June 30, 2012, we have the authorization to repurchase up to an additional $24.8 million of our common stock under the program.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

The following table presents the activity included in stockholders’ equity during the six months ended June 30, 2012.

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2011	$500	103,757	$30,038	$—	$(12,361)	$121,934
Issuance of common stock (January 2012 initial public offering at $17.00 per share, net of issuance costs of $9,481)	29	40,489	—	—	—	40,518
Treasury stock	—	—	—	(215)	—	(215)
Capital contributed by parent	—	16,692	—	—	—	16,692
Equity-based compensation	—	1,147	—	—	—	1,147
Net income	—	—	38,564	—	—	38,564
Other comprehensive income	—	—	—	—	622	622

Balance at June 30, 2012	$529	162,085	$68,602	$(215)	$(11,739)	$219,262

Accumulated comprehensive income (loss) consists of fair value adjustments associated with cash flow hedges and accumulated adjustments for net experience losses and prior service cost related to employee benefit plans. Accumulated other comprehensive income (loss), net of tax, at June 30, 2012 consisted of the following:

Accumulated Other Comprehensive Income (Loss)
Unrealized loss on derivatives	$(248)
Pension and other post-retirement benefits liability adjustment	(11,491)

Accumulated other comprehensive income (loss)	$(11,739)

NOTE E—ACCOUNTS RECEIVABLE

At June 30, 2012 and December 31 2011, accounts receivable consisted of the following:

	June 30, 2012	December 31, 2011
Trade receivables	$50,144	$46,044
Less: Allowance for doubtful accounts	(964)	(779)

Net trade receivables	49,180	45,265
Other receivables	724	1,335

Total accounts receivable	$49,904	$46,600

Changes in our allowance for doubtful accounts during the six months ended June 30, 2012 are as follows:

Allowance for Doubtful Accounts
Beginning balance	$779
Bad debt provision	195
Accounts written off	(10)

Ending balance	$964

Our five largest customers accounted for approximately 29% and 27% of sales in the six months ended June 30, 2012 and 2011, respectively. No single individual customer accounted for more than 10% of sales in the six months ended June 30, 2012 and 2011.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

NOTE F—INVENTORIES

At June 30, 2012 and December 31, 2011, inventories consisted of the following:

	June 30, 2012	December 31, 2011
Supplies	$13,237	$12,671
Raw materials and work in process	9,081	8,671
Finished goods	17,813	7,965

Total inventories	$40,131	$29,307

Inventories include spare parts and supplies for routine facilities maintenance, raw stockpiles and silica and other industrial sand available for shipment. We value inventory at the lower of cost or market. Cost is determined using the first-in, first-out and average cost methods.

NOTE G—PROPERTY, PLANT AND MINE DEVELOPMENT

At June 30, 2012 property, plant and mine development consisted of the following:

	As of June 30, 2012
	Cost	Accumulated Depreciation/ Amortization	Net Book Value
Mining property and mine development	$155,182	$(13,697)	$141,485
Asset retirement cost	8,362	(971)	7,391
Land	31,193	—	31,193
Land improvements	10,232	(3,328)	6,904
Buildings	16,509	(3,658)	12,851
Machinery and equipment	154,737	(45,075)	109,662
Furniture and fixtures	599	(99)	500

	376,814	(66,828)	309,986
Construction-in-progress	53,842	—	53,842

	$430,656	$(66,828)	$363,828

At December 31, 2011 property, plant and mine development consisted of the following:

	As of December 31, 2011
	Cost	Accumulated Depreciation/ Amortization	Net Book Value
Mining property and mine development	$155,182	$(11,486)	$143,696
Asset retirement cost	8,362	(671)	7,691
Land	29,806	—	29,806
Land improvements	10,280	(2,831)	7,449
Buildings	17,380	(3,257)	14,123
Machinery and equipment	153,560	(37,297)	116,263
Furniture and fixtures	599	(67)	532

	375,169	(55,609)	319,560
Construction-in-progress	17,228	—	17,228

	$392,397	$(55,609)	$336,788

Depreciation expense, including depletion and amortization, recognized during the three months ended June 30, 2012 and 2011 was $6.0 million and $5.3 million, respectively, and $12.0 million and $10.3 million for the six months ended June 30, 2012 and 2011, respectively.

The amount of interest costs capitalized in property, plant and equipment was $168 and $107 for the three months ended June 30, 2012 and 2011, respectively, and $233 and $154 for the six months ended June 30, 2012 and 2011, respectively.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

As of June 30, 2012, we hold no assets under a capital lease obligation.

NOTE H—ACCRUED LIABILITIES

At June 30, 2012 and December 31, 2011, accrued liabilities consisted of the following:

	June 30, 2012	December 31, 2011
Accrued salaries and wages	$1,330	$2,215
Accrued vacation liability	2,429	2,669
Current portion of liability for pension and post-retirement benefits	1,779	1,510
Accrued healthcare liability	1,288	1,155
Other accrued liabilities	1,794	2,326

Total accrued liabilities	$8,620	$9,875

Other accrued liabilities consist of taxes payable, accrued rebates, accrued professional fees and other immaterial items. No individual amounts in other accrued liabilities represent more than five percent of current liabilities.

NOTE I—DEBT

At June 30, 2012 and December 31, 2011, debt consisted of the following:

	June 30, 2012	December 31, 2011
Revolving line-of-credit: (expires October 31, 2015) (5.0% at June 30, 2012 and December 31, 2011)	$—	$—
Senior secured credit facility:
Term loan facility (final maturity June 8, 2017) (4.75% at June 30, 2012 and December 31, 2011), net of unamortized original issue discount of $759 and $843, respectively	256,641	257,857
Short-term notes: (due December 14, 2012) (6.0% fixed)	3,932	3,932

Total debt	260,573	261,789
Less: current portion	(6,364)	(6,364)

Total long-term portion of debt	$254,209	$255,425

Revolving Line-of-Credit

As of June 30, 2012, the available borrowing base under our asset-based revolving line-of-credit (the “Revolver”) was $35.0 million, with nothing drawn as of that date and $9.8 million allocated for letters of credit and $1.2 million reserved for derivatives, leaving $24.0 million available for general corporate use under this revolving credit agreement.

Debt Maturities

At June 30, 2012, contractual maturities of long-term debt are as follows:

2012	$5,148
2013	2,433
2014	2,435
2015	2,436
2016	124,648
Thereafter	123,473

$260,573

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

The Term Loan is secured by substantially all of our assets with the exception of our accounts receivable and inventory, for which we have pledged as collateral under the Revolver. As of June 30, 2012, we are in compliance with all covenants in accordance with our debt agreements.

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

We reported a liability of $9.8 million and $9.5 million in other long-term obligations related to this obligation as of June 30, 2012 and December 31, 2011. Changes in the asset retirement obligation during the six month period ended June 30, 2012 and the year ended December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011 (1)
Beginning balance	$9,504	$6,401
Liabilities settled/payments	—	—
Accretion expense	329	537
Additions, revisions of prior estimates and other	—	2,566

Ending balance	$9,833	$9,504

(1)	Represents change in the asset retirement obligation during the 12-month period ended December 31, 2011.

NOTE K—FAIR VALUE ACCOUNTING

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Cash equivalents

Due to the short-term maturity, we believe that our cash equivalent instruments at June 30, 2012 and December 31, 2011 approximate their reported carrying values.

Long-Term Debt, including current maturities

We believe that the fair values of our long-term debt, including current maturities, approximates their carrying values and based on their effective interest rates compared to current market rates.

Derivative Instruments

The estimated fair value of our derivative assets (interest rate caps) are recorded at each reporting period and are based upon widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative contract. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. We also incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk as well as that of the respective counterparty in the fair value measurements.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2012, we have assessed that the impact of the credit valuation adjustments on the overall valuation of our derivative positions is not significant. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

In accordance with the fair value hierarchy, the following table presents the fair value as of June 30, 2012, of those derivative assets that we must measure at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$—	$—	$—

Net asset	$—	$—	$—	$—

NOTE L—DERIVATIVE INSTRUMENTS

We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposure to a wide variety of business and operation risks through management of our core business activities. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and unknown cash amounts, the value of which are determined by interest rates and commodity rates. Interest rate and natural gas hedge agreements are utilized in the normal course of business to manage our interest and energy costs and the risk associated with changing interest rates and natural gas prices. We do not use derivative financial instruments for trading or speculative purposes. By their nature, all such instruments involve risk, including the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract (credit risk) or the possibility that future changes in market price may make a financial instrument less valuable or more onerous (market risk). As is customary for these types of instruments, we do not require collateral or other security from other parties to these instruments. In management’s opinion, there is no significant risk of loss in the event of nonperformance of the counterparties to these financial instruments.

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

In connection with the Term Loan, we have entered into two interest rate cap agreements that effectively place an upper limit for one-month LIBOR at 4.0 percent on the interest rate charged for $130.0 million of our floating rate Term Loan. On March 31, 2012, one of the agreements with a notional amount of $100.0 million matured. Concurrently with the maturity, the notional amount of a second agreement with an original notional amount of $30.0 million automatically increased to $130.0 million per the terms of the contract. No additional expense was reclassified from accumulated other comprehensive income or recognized directly in earnings as a result of the maturity or adjustment.

We assess the effectiveness of our hedges in offsetting the variability in the cash flow of the hedged obligations on a quarterly basis. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in equity as accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the six months ended June 30, 2012 and December 31, 2011, the Company had no ineffectiveness for such contracts.

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

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

The following table summarizes the fair value of our derivative instruments. See Note K for additional disclosures regarding the estimated fair values of our derivative instruments at June 30, 2012 and December 31, 2011.

		June 30, 2012			December 31, 2011
	Maturity Date	Contract/Notional Amount	Carrying Amount	Fair Value	Contract/Notional Amount	Carrying Amount	Fair Value

Interest rate cap agreement(1)	2012				$100 million	$—	$—
Interest rate cap agreement(1)	2013	$130 million	$—	$—	$30 million	$11	$11

(1)	Agreements limit the LIBOR floating interest rate base to 4%.

We have designated these contracts as qualified cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings.

The following table summarizes the effect of our derivatives instruments on our income statements and our condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Deferred (losses) from derivatives in OCI, beginning of period	$(416)	$(510)	$(409)	$(532)
Gain recognized in OCI from derivative instruments	168	52	161	74
Gain (loss) reclassified from Accumulated OCI into income	—	—	—	—

Deferred gains (losses) from derivatives in OCI, end of period	$(248)	$(458)	$(248)	$(458)

NOTE M—EQUITY-BASED COMPENSATION

We recognize the cost of employee services rendered in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of the grant. Compensation expense for equity units is recognized, on a straight-line basis, net of forfeitures, over the requisite service period for the fair value of the awards that actually vest.

As of June 30, 2012, we maintain two equity incentive plans (i) the GGC USS Holdings, LLC Management Equity Program (the “Equity Program”), and (ii) the U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan (the “2011 Plan”). The Equity Program granted Class C and Class D member units in the parent company, GGC USS Holdings, LLC, to three members of executive management; two of which continue to be employed by the Company at June 30, 2012. The 2011 Plan provides for grants of stock options, stock appreciation rights, restricted stock and other incentive-based awards.

For awards granted under the Equity Program, we recognized $54 of compensation expense during each of the three months ended June 30, 2012 and 2011, and $109 and $150 during the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, there was $409 of total unrecognized compensation expense related to equity incentive shares, which is expected to be recognized over a weighted-average period of approximately 1.99 years.

For awards granted under the 2011 Plan, we recognized $439 and $1,038 of compensation expense during the three and six months ended June 30, 2012. Because the 2011 Plan was adopted in July 2011, there was no compensation expense recognized during the six months ended June 30, 2011. As of June 30, 2012, there was $4.5 million of total unrecognized compensation expense related to equity incentive awards, which is expected to be recognized over a weighted-average period of approximately 2.90 years.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

NOTE N—LEASES

We are obligated under certain operating leases for railroad cars, office space, mining property, mining/processing equipment and transportation and other equipment. Future minimum annual commitments under such operating leases at June 30, 2012 are as follows:

2012	$10,171
2013	9,472
2014	7,073
2015	6,473
2016	5,299
Thereafter	9,129

Total future lease commitments	$47,617

Rental expense for operating leases was $2.9 million and $1.7 million for the three months ended June 30, 2012 and 2011 respectively, and $5.5 million and $3.2 million for the six months ended June 30, 2012 and 2011, respectively.

NOTE O—COMMITMENTS AND CONTINGENCIES

Our operating subsidiary, U.S. Silica, has been named as a defendant in various product liability claims alleging damages caused by silica exposure. Almost all of the claims pending against us arise out of alleged use of our silica products in foundries or as an abrasive blast media, and involve various other defendants. Prior to 1986, U.S. Silica had numerous insurance policies and an indemnity from a former owner that cover silicosis claims. Some of those coverages are currently being litigated, however we believe the policies and indemnity will remain in force. During the six months ended June 30, 2012, one new claim has been brought against us. As of June 30, 2012, there were 105 active silica-related products liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on our financial position or results of operations.

We have recorded estimated liabilities for these claims in other long-term obligations as well as estimated recoveries under the indemnity agreement and an estimate of future recoveries under insurance in other assets on our combined balance sheets. As of June 30, 2012 and December 31, 2011, other noncurrent assets included $392 and $511, respectively, for insurance for third-party products liability claims and other long-term obligations included $1.2 million and $1.5 million, respectively, in third-party products claims liability.

NOTE P—INCOME TAXES

We evaluate our deferred tax assets periodically to determine if valuation allowances are required. Ultimately, the realization of deferred tax assets is dependent upon generation of future taxable income during those periods in which temporary differences become deductible and/or credits can be utilized. To this end, management considers the level of historical taxable income, the scheduled reversal of deferred tax liabilities, tax-planning strategies and projected future taxable income. Based on these considerations, and the carry-forward availability of a portion of the deferred tax assets, management believes it is more likely than not that we will realize the benefit of the deferred tax assets.

At the end of each reporting period as presented, there were no material amounts of interest and penalties recognized in the statement of operations or balance sheets. We have no material unrecognized tax benefits or any known material tax contingencies at June 30, 2012 and December 31, 2011. Tax returns filed with the IRS for the years 2008 through 2010 along with tax returns filed with numerous state entities remain subject to examination.

In accordance with generally accepted accounting principles, it is our practice at the end of each interim reporting period to make our best estimate of the effective tax rate expected to be applicable or the full fiscal year. Estimates are revised as additional information becomes available.

The largest permanent item in computing both our effective tax rate and taxable income is the deduction allowed for statutory depletion. The deduction for statutory depletion does not necessarily change proportionately to changes in income before income taxes.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

NOTE Q—PENSION AND POST-RETIREMENT BENEFITS

Net periodic pension benefit cost for the three and six months ended June 30, 2012 and 2011, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$(285)	$(145)	$(559)	$(483)
Interest cost	(1,207)	(605)	(2,367)	(1,738)
Expected return on plan assets	1,390	613	2,691	1,679
Amortization of prior service cost	(11)	1	(13)	19
Amortization of net (gain) loss	(186)	(77)	(540)	(316)

Net periodic benefit cost	$(299)	$(213)	$(788)	$(839)

Net periodic post-retirement benefit cost for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$(58)	$(49)	$(116)	$(98)
Interest cost	(296)	(298)	(592)	(595)
Expected return on plan assets	1	1	2	2
Amortization of net (gain) loss	(95)	(43)	(190)	(87)

Net periodic benefit cost	$(448)	$(389)	$(896)	$(778)

We contributed $3.1 million and $8.9 million to the qualified pension plan during the three and six months ended June 30, 2012 and 2011. Total expected employer funding contributions during the fiscal year ending December 31, 2012 are $5.4 million for the pension plan, and $1.4 million for the post-retirement medical and life plan.

NOTE R—OBLIGATIONS UNDER GUARANTEES

We have indemnified St. Paul Travelers (“Travelers”) against any loss Travelers may incur in the event that holders of surety bonds, issued on our behalf by Travelers, execute the bonds. As of June 30, 2012, Travelers had $4.6 million in bonds outstanding for us. The majority of these bonds ($4.5 million) relate to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to such indefinite purposes as licenses, permits, and tax collection.

We have indemnified Safeco Insurance Company of America (“Safeco”) against any loss Safeco may incur in the event that holders of surety bonds, issued on our behalf by Safeco, execute the bonds. As of June 30, 2012, Safeco had $513 in bonds outstanding for us. These are all reclamation bonds.

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

NOTE S—RELATED PARTY TRANSACTIONS

Advisory Agreement

In connection with our acquisition by an affiliate of Golden Gate Capital (the “Golden Gate Capital Acquisition”), we entered into an Advisory Agreement with Golden Gate Capital (the “Advisory Agreement”) whereby Golden Gate Capital agreed to provide business and organizational strategy and financial and advisory services. Such services included support and assistance to management with respect to negotiating and analyzing acquisitions and divestitures, negotiating and analyzing financing alternatives, preparing financial projections, monitoring compliance with financing agreements, marketing functions and searching for and hiring management personnel.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

As compensation for these services, we agreed to pay Golden Gate Capital (1) an annual advisory fee in the aggregate amount equal to $1.3 million, payable quarterly in arrears, and (2) a transaction fee of 1.25% of the aggregate value of each transaction resulting in a change in control of our parent LLC or its subsidiaries, along with each acquisition, divestiture, recapitalization and financing. In addition to the fees described above, we also reimbursed Golden Gate Capital for all out-of-pocket costs incurred by Golden Gate Capital in connection with its activities under the Advisory Agreement, and indemnified Golden Gate Capital from and against all losses, claims, damages and liabilities related to the performance of its duties under the Advisory Agreement.

On February 6, 2012, we paid $8.0 million to Golden Gate Capital to terminate the advisory agreement previously entered into in connection with the Golden Gate Capital Acquisition. The $8.0 million termination fee was accrued for at December 31, 2011 and no additional expense has been recognized during the six months ended June 30, 2012. Advisory fees paid to Golden Gate Capital during the three and six months ended June 30, 2011 totaled $313 and $625, respectively. These expenses are included in other operating expenses and presented as advisory fees to parent within our income statements.

Promissory Note

On December 22, 2010, GGC RCS Holdings, Inc., entered into a $15.0 million promissory note with GGC USS Holdings, LLC, our parent and then sole stockholder prior to the IPO and now largest stockholder. The note provided working capital for a new subsidiary and matured on December 22, 2015. The note bore interest at 10%. Outstanding principal and interest under the note was payable upon demand, but no later than the maturity date. Upon sole election by the parent, any unpaid interest could be paid in cash on December 22 of each year until the maturity date. Interest on the note was recorded in interest expense in the Income Statements and any unpaid interest was included in accrued interest on the Balance Sheets. On January 31, 2012, simultaneously with the IPO, GGC USS Holdings, LLC contributed to us all of the stock of GGC RCS Holdings, Inc. and converted the $15.0 million promissory note, including $1.7 million of accrued interest to equity.

NOTE T—SEGMENT REPORTING

Our business is organized into two reportable segments, Oil & Gas Proppants and Industrial & Specialty Products, based on end markets. The reportable segments are consistent with how management views the markets that we serve and the financial information reviewed by the chief operating decision maker. We manage our Oil & Gas Proppants and Industrial & Specialty Products businesses as components of an enterprise for which separate information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance.

An operating segment’s performance is primarily evaluated based on segment contribution margin, which excludes certain corporate costs not associated with the operations of the segment. These corporate costs are separately stated below and include costs that are related to functional areas such as operations management, corporate purchasing, accounting, treasury, information technology, legal and human resources. We believe that segment contribution margin, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, this measure should be considered in addition to, not a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles. The other accounting policies of each of the two reporting segments are the same as those in the summary of significant accounting policies included in Note B.

In the Oil & Gas Proppants segment, we serve the oil and gas recovery market providing fracturing sand, or “frac sand,” which is pumped down oil and natural gas wells to prop open rock fissures and increase the flow rate of natural gas and oil from the wells.

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

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

The following table presents sales and segment contribution margin for the reporting segments and other operating results not allocated to the reported segments for the six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Sales:
Oil and Gas Proppants	$54,497	$25,838	$108,307	$45,076
Industrial and Specialty Products	50,102	48,242	98,883	93,436

Total sales	104,599	74,080	207,190	138,512
Segment contribution margin:
Oil and Gas Proppants	33,262	16,705	68,327	28,195
Industrial and Specialty Products	14,027	14,832	26,384	24,765

Total segment contribution margin	47,289	31,537	94,711	52,960
Operating activities excluded from segment cost of goods sold	(1,610)	(86)	(3,362)	(352)
Selling, general and administrative	(9,718)	(5,952)	(19,622)	(11,276)
Advisory fee to parent	—	(313)	—	(625)
Early extinguishment of debt	—	(6,043)	—	(6,043)
Depreciation, depletion and amortization	(5,974)	(5,252)	(11,952)	(10,341)
Interest expense	(3,428)	(5,224)	(7,225)	(10,673)
Other income, net, including interest income	179	163	333	337

Income before income taxes	$26,738	$8,830	$52,883	$13,987

Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. As of June 30, 2012 and December 31, 2011, goodwill of $68.4 million has been allocated to these segments with $33.3 million assigned to Oil & Gas Proppants and $35.1 million to Industrial and Specialty Products.

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

•

Results of Operations — An analysis of our consolidated and combined results of operations for the interim periods presented in our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

In addition to disclosing financial results that are determined in accordance with United States generally accepted accounting principles, or GAAP, we also use certain non-GAAP financial information, such as:

•	Segment contribution margin, and

•	Net income (loss) adjusted to remove interest, taxes, depreciation, amortization, impairment, and other special items in order to arrive at Adjusted EBITDA as defined in our term loan facility.

Segment contribution margin and Adjusted EBITDA are not recognized measures under GAAP and should not be considered alternatives to or superior to expense and profitability measures derived in accordance with GAAP. For a detailed description of the non-GAAP measures used in this MD&A, please see the discussion under “How We Evaluate Our Business” on page 25 and “Non-GAAP Financial Performance Measures” beginning on page 31.

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

•

our ability to implement our capacity expansion plans within our current timetable and budget and our ability to secure off-take agreements for our increased production capacity, and the actual operating costs once we have completed the capacity expansion;

•	our ability to succeed in competitive markets;

•	loss of, or reduction in, business from our largest customers;

•	increasing costs or a lack of dependability or availability of transportation services or infrastructure;

•	increases in the prices of, or interruptions in the supply of, natural gas and electricity, or any other energy sources;

•	increases in the price of diesel fuel;

•	diminished access to water;

•	our ability to effectively integrate the manufacture of resin-coated sand with our existing processes;

•	our ability to successfully complete acquisitions or integrate acquired businesses;

•	our ability to make capital expenditures to maintain, develop and increase our asset base and our ability to obtain needed capital or financing on satisfactory terms;

•	our ability to repurchase some or all of our shares we anticipate purchasing pursuant to our repurchase program;

•	substantial indebtedness and pension obligations;

•	restrictions imposed by our indebtedness on our current and future operations;

•	the accuracy of our estimates of mineral reserves and resource deposits;

•	substantial costs of mine closures;

•	a shortage of skilled labor and rising costs in the mining industry;

•	our ability to attract and retain key personnel;

•	our ability to maintain satisfactory labor relations;

•	our reliance on trade secrets and contractual restrictions, rather than patents, to protect our proprietary rights;

•	silica-related health issues and corresponding litigation;

•	our significant unfunded pension obligations and post-retirement health care liabilities;

•	our ability to maintain effective quality control systems at our mining, processing and production facilities;

•	seasonal and severe weather conditions;

•	fluctuations in our sales and results of operations due to seasonality and other factors;

•	interruptions or failures in our information technology systems;

•	the impact of a terrorist attack or armed conflict;

•	our failure to maintain adequate internal controls;

•	extensive and evolving environmental, mining, health and safety, licensing, reclamation and other regulation (and changes in their enforcement or interpretation);

•	our ability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property; and

•	other factors included and disclosed in Part I, Item 1A, “Risk Factors” of our 2011 Annual Report.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Annual Report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the SEC, including this Quarterly Report on Form 10-Q, and public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

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

Overview

We are the second largest domestic producer of commercial silica, a specialized mineral that is a critical input into a variety of attractive end markets. During our 112-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver products to customers across these markets. In our largest end market, Oil and Gas Proppants, our frac sand is used to stimulate and maintain the flow of hydrocarbons in oil and natural gas wells. This segment of our business has experienced rapid growth due to recent technological advances in the hydraulic fracturing process, which have made the extraction of large volumes of oil and natural gas from U.S. shale formations economically feasible. Our silica is also used as an economically irreplaceable raw material in a wide range of industrial applications, including glassmaking and chemical manufacturing. Additionally, in recent years a number of attractive new end markets have developed for our high-margin, performance silica products, including solar panels, specialty coatings, wind turbines, polymer additives and geothermal energy systems.

We operate 13 facilities across the United States and control 313 million tons of reserves. We own one of the largest frac sand processing plants in the United States and control approximately 146 million tons of reserves that can be processed to meet American Petroleum Institute (API) frac sand size specifications. Our operations are organized into two segments based on end markets served: (1) Oil & Gas Proppants and (2) Industrial & Specialty Products. Our segments are complementary because our ability to sell to a wide range of customers across end markets allows us to maximize recovery rates in our mining operations, optimize our asset utilization and reduce the cyclicality of our earnings.

Recent Trends and Outlook

From 1980 to 2008, U.S. commercial silica industry volumes generally grew in line with U.S industrial production, primarily influenced by the manufacture of glass, building materials, foundry moldings and chemicals. Beginning in 2004, demand for Oil and Gas Proppants supplemented growth in Industrial and Specialty Products end markets. The economic downturn of 2008 and 2009 decreased demand for commercial silica products, particularly in the glassmaking, foundry, building products, chemicals and fillers and extenders end markets. With the recent economic recovery, however, we estimate overall demand for commercial silica grew in excess of 45%, to approximately 39.0 million tons in 2010. Trends continuing to drive overall demand for commercial silica include:

•

Increased demand in the Oil and Gas Proppants end market. The increased demand for frac sand has historically been driven by the growth in the use of hydraulic fracturing as a means to extract hydrocarbons from shale formations. Since 2002, the average annual growth rate in the North American horizontal rig count has approached 40% per annum. Based on independent third party market data and our internal estimates, we believe frac sand demand has grown 35% in average over the last five years with hydraulic operations in the U.S. using about 17.0 million tons of sand in 2010 and 28.7 million tons of sand in 2011. We believe this historical growth will continue at a deliberate pace over the mid-to-long term as demand for these hydrocarbons will continue to drive production volumes. Furthermore, the growth in demand will also continue to be driven as a result of improved drill rig productivity that is allowing wells to be drilled faster, increases in the number of stages, or density, and increases in the length of the lateral wells. According to The Freedonia Group Inc., based on these factors demand for all proppants is projected to increase approximately 15% per annum, on average through 2015.

•

Continued resurgence of demand in industrial end markets and continued growth in specialty end markets. The economic downturn resulting from the financial crisis negatively impacted demand for our products in Industrial and Specialty Products end markets, most notably in the glassmaking, building products, foundry and chemicals end markets. This drop coincided with a similar drop in key economic demand drivers, including housing starts, light vehicle sales, repair and remodel activity and industrial production. To the extent these demand drivers recover to historical levels (which is difficult to predict given current economic uncertainty), we expect to see a corresponding increase in the demand for our commercial silica. In addition, to the extent commercial silica products continue to be used in key alternative energy markets, we anticipate continued volume growth in specialty end markets such as solar panels and geothermal energy systems, as well as the increased use of commercial silica in new applications such as specialty coatings and polymer additives.

•

Continued increases in prices of commercial silica. Increases in demand and constrained supply have led to continued price increases in the last several years. The United States Geological Survey (USGS), in a report dated February 2011, estimated an industry-wide average price of $23.86 per ton in 2006 relative to a $31.53 per ton price in 2010, which represents a 7.2% annual increase. For reference, our overall average realized price per ton, excluding transportation, was $25.81 in 2006, $35.22 in 2010, $40.07 in 2011, and $47.04 through the first half of 2012. While we have seen some declines in pricing growth due to recent flattening in rig count growth as a result of softening market pricing for natural gas, we expect that these trends are short-term in nature and that long-term continued growth of horizontal drilling, increased innovation in specialty markets to exert some level of continued upward pressure on prices in both of our operating segments.

During the first half of 2012, as natural gas prices declined to 10 year lows, we saw certain E&P’s curtailing their drilling efforts in dry gas basins and redeploying their drilling rigs to oil and liquids rich basins due to the higher market price of oil and liquids relative to natural gas. This shift in drilling activity resulted in increased demand for coarser grade frac sands relative to the finer grades typically used for drilling dry natural gas. Because of our logistics capabilities, we are able to service our customers and ship materials to the basins where demand calls for it.

Additionally, in connection with lower natural gas prices during the first half of 2012, the growth rate in active North American land rigs has flattened. We believe this trend for active North American horizontal rigs will continue for the remainder of 2012. While this has created challenges for many service companies in the domestic oil and gas sector, we continue to see measured growth in demand for frac sand driven by continued innovation in the hydraulic fracturing process, which has led to the increased use of proppants due to longer laterals, more stages, and greater proppant density per stage.

Our Strategy

The key drivers of our growth strategy include:

•

Expand our proppant production capacity and product portfolio. During the fourth quarter of 2011, we executed several initiatives to increase our frac sand production capacity and augment our proppant product portfolio. At our Ottawa, Illinois facility, we implemented operating improvements and installed a new dryer and six mineral separators to increase our annual frac sand production capacity by 900,000 tons. At our Rockwood, Michigan facility, we added 250,000 tons of annual frac sand production capacity by installing a new processing circuit. We are also currently constructing a new resin-coated sand facility that has the capacity to produce up to 400 million pounds of resin-coated sand annually, which will be fully operational in the first quarter of 2013. We expect to continue to fund this project through a combination of cash on our balance sheet and cash generated from our operations.

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

•

Evaluate both Greenfield and Brownfield expansion opportunities. We will continue to leverage our reputation, processing capabilities and infrastructure to increase production, as well as explore other opportunities to expand our reserve base. We may accomplish this by developing Greenfield projects, where we can capitalize on our technical knowledge of geology, mining and processing and our strong reputation within local communities. In December 2011, we acquired additional ore reserves near Sparta, Wisconsin. We commenced construction of this production facility during the second quarter of 2012 and expect the facility to be completed during the fourth quarter of 2012 and fully operational in the second quarter of 2013. Additionally, we may pursue “bolt on” and other opportunistic acquisitions, taking advantage of our asset footprint, our management’s experience with high-growth businesses and our strong customer relationships. We may also evaluate international acquisitions as unconventional oil and natural gas drilling expands globally.

•

Maintain financial strength and flexibility. We intend to maintain financial strength and flexibility to enable us to pursue acquisitions and new growth opportunities as they arise. As of June 30, 2012, we had $102.6 million of cash on hand and $24.0 million of available borrowings under our credit facilities.

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

We primarily sell our products under short-term price agreements or at prevailing market rates. For a limited number of customers, we sell under long-term, competitively-bid supply agreements. As of July 31, 2012, we have nine take-or-pay supply agreements with nine of our customers in the Oil and Gas Proppants end market with initial terms expiring between 2012 and 2016. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge and that our customers will pay for each product. Prices under these agreements are generally fixed and subject to upward adjustment in response to certain cost increases. As a result, our realized prices may not grow at rates consistent with broader industry pricing. For example, during periods of rapid price growth, our realized prices may grow more slowly than those of competitors, and during periods of price decline, our realized prices may outperform industry averages. Additionally, at the time the take-or-pay supply agreements were signed, two of these customers provided advance payments for future shipments aggregating $27.0 million ($9.0 million of these payments was recorded on the balance sheet as deferred revenue as of June 30, 2012). A percentage of these advance payments is recognized as revenue with each ton of applicable product shipped to the customer. The pricing terms of these agreements are currently less than prevailing market prices. Collectively, sales to customers with supply agreements accounted for nearly 32% and 18% of our total sales revenues during the three months ended June 30, 2012 and 2011, respectively, and 30% and 18% for the six months ended June 30, 2012 and 2011, respectively.

We invoice the majority of our customers on a per shipment basis, although for some larger customers, we consolidate invoices weekly or monthly. The amounts invoiced include the amount charged for the product, transportation costs (if paid by us) and costs for additional services as applicable, such as costs related to transload the product from railcars to trucks for delivery to the customer site.

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

Operating labor costs represented our largest spend category at approximately 12% and 16% of our sales during the three months ended June 30, 2012 and 2011, respectively, and approximately 13% and 18% of our sales during the six months ended June 30, 2012 and 2011, respectively. We employ a mix of union and non-union labor, with 54% of our workforce being unionized as of June 30, 2012. Our union contracts stipulate annual escalation factors for certain wages and benefits.

We incur significant electricity and drying fuel (principally natural gas) costs in connection with the operation of our processing facilities. Energy costs directly related to the production of our products represented 5% and 7% of our total sales during the three months ended June 30, 2012 and 2011, respectively, and approximately 5% and 8% of our total sales during the six months ended June 30, 2012 and 2011, respectively.

We capitalize the costs of our mining equipment and generally depreciate it over its expected useful life. Depreciation, depletion and amortization costs represented approximately 6% and 7% of our sales during the three and six months ended June 30, 2012 and 2011, respectively. Preventive and remedial repair and maintenance costs that do not involve the replacement of major components of our equipment and facilities are expensed as incurred. These repair and maintenance costs can be significant due to the abrasive nature of our products and represented approximately 6% and 8% of our sales during the three and six months ended June 30, 2012 and 2011, respectively.

We also provide a range of logistical services to our customers, including management of truck, rail and barge shipments of our products. Total related transportation costs represented approximately 19% and 12% of sales during the three months ended June 30, 2012 and 2011, respectively, and approximately 18% and 12% of sales during the six months ended June 30, 2012 and 2011, respectively. During the last twelve months, transportation costs, as a percentage of total revenue, have continued to increase in connection with our increased in-basin transload activity. These costs, together with costs for additional logistical services, are billed back to our customers.

Additionally, we incur expenses related to our corporate operations, including costs for the sales and marketing, research and development, finance, legal, and environmental, health and safety functions of our organization. These costs are principally driven by personnel expenses. In total, our selling, general and administrative costs represented approximately 9% and 8% of sales during the three and six months ended June 30, 2012 and 2011, respectively. As a public company, we will continue to incur additional legal, accounting, insurance and other expenses that we had not incurred prior to 2012 as a private company, including costs associated with public company reporting requirements. These requirements include compliance with the Sarbanes-Oxley Act of 2002 as well as other rules implemented by the SEC, and applicable stock exchange rules.

Our effective income tax rate was approximately 27% and 29% of pretax earnings in the six months ended June 30, 2012 and 2011, respectively. Historically, our actual effective tax rates have been lower than the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances.

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

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP measure, is included in this report because it is a key metric used by management to assess our operating performance and by our lenders to evaluate our covenant compliance. Our target performance goals under our incentive compensation plan are tied, in part to our Adjusted EBITDA. In addition, our revolving credit facility (the “Revolver”) contains a fixed charge coverage ratio covenant that we must meet if our excess availability (as defined in the Revolver) falls below $10.0 million, and our term loan facility (the “Term Loan”) contains a consolidated leverage ratio covenant that we must meet at the end of each fiscal quarter, both of which are calculated based on our Adjusted EBITDA. Noncompliance with the financial ratio covenants contained in the Revolver and the Term Loan could result in the acceleration of our obligations to repay all amounts outstanding under those agreements. Moreover, the Revolver and the Term Loan contain covenants that restrict, subject to certain exceptions, our ability to make permitted acquisitions, incur additional indebtedness, make restricted payments (including dividends) and retain excess cash flow based, in some cases, on our ability to meet leverage ratios calculated based on our Adjusted EBITDA.

Results of Operations for the Three Months Ended June 30, 2012 and 2011

	For the Three Months Ended June 30,		Percent Change
	2012	2011	’12 vs. ‘11
Sales
Oil & Gas Proppants	$54,497	$25,838	>100.0%
Industrial & Specialty Products	50,102	48,242	3.9%

Total Sales	$104,599	$74,080	41.2%

Sales

Sales increased $30.5 million, or 41%, to $104.6 million for the three months ended June 30, 2012 compared to $74.1 million for the three months ended June 30, 2011. Oil & Gas Proppants sales increased by $28.7 million, accounting for nearly 94% of the total sales growth. Industrial & Specialty Products sales increased $1.9 million, representing 6% of the growth in overall sales.

Oil & Gas Proppants sales increased $28.7 million, or nearly 111%, to $54.5 million for the three months ended June 30, 2012 compared to $25.8 million for the three months ended June 30, 2011. The growth in sales revenue was driven by a combination of increases in volume and pricing. Oil & Gas Proppants volume increased 149.9 thousand tons, or 28%, to 685.0 thousand tons during the three months ended June 30, 2012, driven by continued growth in the demand for our frac sands and natural proppants. In response to the continued growth in hydraulic fracturing activity and in an effort to meet demand, we have reallocated certain production from industrial end markets to the Oil and Gas Proppants end market.

Industrial & Specialty Products sales increased $1.9 million, or nearly 4%, to $50.1 million for the three months ended June 30, 2012 compared to $48.2 million for the three months ended June 30, 2011. Period over period growth was driven primarily by pricing with volumes nearly flat, declining only marginally by 7.2 thousand tons, or less than 1%, as we continue to optimize our product mix to maximize margins and profitability.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.8 million, or 63%, to $9.7 million for the three months ended June 30, 2012 compared to $5.9 million for the three months ended June 30, 2011 driven by approximately $3.4 million of year over year increases in employee compensation and benefits related to headcount increase in our sales and marketing function to support the continued growth in our oil and gas business as well as increases in corporate headcount to support our transformation as a public company. Additionally, we continue to incur additional public company costs, as well as costs related to growth and expansion initiatives, which include legal, audit and accounting, consulting and advisory services, and Board of Directors-related expenses, which have grown nearly $0.6 million period over period.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense was $5.9 million and $5.2 million for the three months ended June 30, 2012, and 2011, respectively. Year over year increases have been driven by continued increases in capital spending combined with increased depletion due to additional volume of mined silica sands. We expect depreciation, depletion and amortization expense to continue to grow due to a significant increase in capital spending in 2012 for assets which will be placed into service in the second half of 2012 and the first half of 2013.

Operating Income

Operating income increased $10.0 million, or 50%, to $30.0 million for the three months ended June 30, 2012 compared to $19.9 million for the three months ended June 30, 2011 guided by a 41% increase in sales and a 3% increase in gross margin.

Interest Expense

Interest expense decreased $1.8 million, or 34%, to $3.4 million for the three months ended June 30, 2012 compared to $5.2 million for the three months ended June 30, 2011. These savings during the three months ended June 30, 2012, were due to a refinancing of the Term Loan and repayment of the Mezzanine Loan Facility in the second quarter of 2011, as well as the conversion to equity of the $15.0 million note payable to our former parent in connection with our initial public offering in January 2012. The note had a stated interest rate equal to 10.0%. The refinancing transaction and the conversion of the note payable drove a reduction in the effective interest rate on our debt for the three months ended June 30, 2012 to 5.00%, compared to an effective rate of 7.05% for the three months ended June 30, 2011.

Provision for Income Taxes

The provision for income taxes increased $4.8 million, or 195%, to $7.3 million for the three months ended June 30, 2012, compared to $2.5 million for the three months ended June 30, 2011 driven by an increase in pre-tax income of 203%. The effective tax rates were 27% for the three months ended June 30, 2012 and 28% for the three months ended June 30, 2011.

Net Income/Loss

Net income was $19.4 million and $6.4 million for the three months ended June 30, 2012, and 2011, respectively. Year over year increases are due to the factors noted above.

Results of Operations for the Six Months Ended June 30, 2012 and 2011

	For the Six Months Ended June 30,		Percent Change
	2012	2011	’12 vs. ‘11
Sales
Oil & Gas Proppants	$108,307	$45,076	>100.0%
Industrial & Specialty Products	98,883	93,436	5.8%

Total Sales	$207,190	$138,512	49.6%

Sales

Sales increased $68.7 million, or 49.6%, to $207.2 million for the six months ended June 30, 2012 compared to $138.5 million for the six months ended June 30, 2011. Oil & Gas Proppants sales increased by $63.2 million, accounting for nearly 92% of the total sales growth. Industrial & Specialty Products sales increased $5.4 million, representing 8% of the growth in overall sales.

Oil & Gas Proppants sales increased $63.2 million, or 140%, to $108.3 million for the six months ended June 30, 2012 compared to $45.1 million for the six months ended June 30, 2011. The growth in sales revenue was driven by a combination of increases in volume and pricing. Oil & Gas Proppants volume increased 395.2 thousand tons, or 41%, to 1,364.0 thousand tons during the six months ended June 30, 2012, driven by continued growth in the demand for our frac sands and natural proppants. In response to the continued growth in hydraulic fracturing activity and in an effort to meet demand, we have reallocated certain production from industrial end markets to the Oil & Gas Proppants end market.

Industrial & Specialty Products sales increased $5.4 million, or nearly 6%, to $98.9 million for the six months ended June 30, 2012 compared to $93.4 million for the six months ended June 30, 2011. The improvement in sales was due to increases in pricing across most of our end markets combined with an increase in volumes of 22.0 thousand tons, or 1%, to 2,162.3 tons during the six months ended June 30, 2012. Volume growth in our Industrial & Specialty Products segment remains constrained as we continue to optimize our product mix to maximize margins and profitability.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $8.3 million, or 74%, to $19.6 million for the six months ended June 30, 2012 compared to $11.3 million for the six months ended June 30, 2011 driven by approximately $5.5 million of year over year increases in employee compensation and benefits related to headcount increase in our sales and marketing function to support the continued growth in our oil and gas business as well as increases in corporate headcount to support our transformation as a public company. Additionally, we continue to incur additional public company costs, as well as costs related to growth and expansion initiatives which include legal, audit and accounting, consulting and advisory services, and Board of Directors related expenses, which have grown nearly $1.7 million year over year.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense was $12.0 million and $10.3 million for the six months ended June 30, 2012, and 2011, respectively. Year over year increases have been driven by continued increases in capital spending combined with increased depletion due to additional volume of mined silica sands. We expect depreciation, depletion and amortization expense to continue to grow due to a significant increase in capital spending in 2012 for assets which will be placed into service during the second half of 2012 and the first half of 2013.

Operating Income

Operating income increased $29.4 million, or nearly 97%, to $59.8 million for the six months ended June 30, 2012 compared to $30.4 million for the six months ended June 30, 2011 guided by a 50% increase in sales and a 16% increase in gross margin.

Interest Expense

Interest expense decreased $3.4 million, or 32%, to $7.2 million for the six months ended June 30, 2012 compared to $10.7 million for the six months ended June 30, 2011. These savings during the six months ended June 30, 2012, were due to a refinancing of the Term Loan and repayment of the Mezzanine Loan Facility in the second quarter of 2011, as well as the conversion to equity of the $15.0 million note payable to our former parent in connection with our initial public offering in January 2012. The note had a stated interest rate equal to 10.0%. The refinancing transaction and the conversion of the note payable drove a reduction in the effective interest rate on our debt for the six months ended June 30, 2012 to 5.03%, compared to an effective rate of 7.27% for the six months ended June 30, 2011.

Provision for Income Taxes

The provision for income taxes increased $10.2 million, or 247%, to $14.3 million for the six months ended June 30, 2012, compared to $4.1 million for the six months ended June 30, 2011 driven by an increase in pre-tax income of 278%. The effective tax rates were 27% for the six months ended June 30, 2012 and 29% for the six months ended June 30, 2011.

Net Income/Loss

Net income was $38.6 million and $9.9 million for the six months ended June 30, 2012, and 2011, respectively. Year over year increases are due to the factors noted above.

Liquidity and Capital Resources

Overview

Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to pay dividends to our stockholder, and to finance acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through borrowings under our credit facilities and equity investments. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of June 30, 2012, our working capital was $148.3 million and we had $24.0 million of availability under the Revolver. See “—Credit Facilities—Revolver.”

We believe that cash generated through operations and our financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled debt payments for at least the next 12 months. We anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends and other distributions in cash, stock, or property by Holdings in the future will be at the discretion of our Board of Directors and will be dependent on then-existing conditions, including our business conditions, our financial condition, results of operations, liquidity, capital requirements, contractual restrictions including restrictive covenants contained in debt agreement, and other factors. Additionally, because we are a holding company, our ability to pay dividends on our common stock is limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us, including restrictions under the terms of the agreements governing our indebtedness.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table:

	For the Six Months Ended June 30,		Percent Change
	2012	2011	’12 vs. ‘11
Net cash provided by (used in):
Operating activities	$45,291	$14,410	>100.0%
Investing activities	(38,019)	(13,471)	>100.0%
Financing activities	36,154	13,756	>100.0%

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred revenue, deferred income taxes, equity-based compensation and the effect of working capital changes.

Net cash provided by operating activities was $45.3 million for the six months ended June 30, 2012 compared to $14.4 million for the six months ended June 30, 2011. This $30.9 million increase in cash provided by operations was primarily the result of a $29.4 million improvement in operating income driven by an increase in sales of 49.6%, offset by a one-time termination fee payment related to the Advisory Agreement of $8.0 million which was accrued at December 31, 2011 and made during the first quarter of 2012 and the net build in working capital year over year of $5.0 million. Several non-cash adjustments during the six months ended June 30, 2012 and 2011, including a $6.0 million related to the early extinguishment of debt in 2011, netted to a minimal impact on cash flows for each period presented.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth and maintenance.

Net cash used in investing activities was $38.0 million in the six months ended June 30, 2012. This use of cash is due to capital expenditures which totaled $39.2 million for the six months ended June 30, 2012, primarily for the construction of our resin coating production facility in Rochelle, Illinois and the engineering, procurement and construction of a Greenfield raw sand plant in Sparta, Wisconsin. Additionally, we have invested $7.0 million for new equipment, maintenance and upgrades to improve efficiency at our current production facilities, and acquired $0.7 million of additional land and reserves during the period.

Net cash used in investing activities was $13.5 million for the six months ended June 30, 2011. This use of cash is primarily due to capital expenditures of $10.8 million to expand our production capacity at two of our facilities and $2.4 million for customary maintenance capital spending.

Management anticipates that our capital expenditures for 2012 will be approximately $90-110 million, which is primarily associated with our two new facilities in Rochelle, Illinois and Sparta, Wisconsin which are currently under construction. We anticipate that this amount will be sufficient to complete these projects.

Net Cash Provided by (Used in) Financing Activities

Financing activities consisted primarily of equity issuances and repurchases, capital contributions, borrowings and repayments related to the ABL and Term Loan Facilities, as well as fees and expenses paid in connection with our credit facilities and outstanding checks from our customers.

Net cash provided by financing activities was $36.2 million in the six months ended June 30, 2012. During the period, we amended and restated the Term Loan to reduce the covenants and restrictions on our activities. In connection with the amendment, we incurred $1.3 million in financing fees which have been capitalized and are being amortized over the remaining life of the loan.

On January 31, 2012, we completed an initial public offering of 2,941,176 shares of our common stock at an offering price of $17.00 per share for an aggregate offering price of approximately $50.0 million (the “IPO”). As a result of the IPO, we received net proceeds of approximately $41.0 million, after deducting $3.5 million of underwriting discounts and commissions and offering expenses of $6.0 million.

Simultaneously with the IPO, GGC USS Holdings, LLC, our parent and sole stockholder prior to the IPO and now largest stockholder, contributed to us all of the stock of its wholly-owned subsidiary, GGC RCS Holdings, Inc., whose operating subsidiary is Coated Sand Solutions, LLC. Prior to this transaction, GGC RCS Holdings, Inc. had a $15.0 million note payable to GGC USS Holdings, LLC which was converted to an equity contribution by GGC USS Holdings, LLC simultaneously to the IPO.

Additionally, during the six months ended June 30, 2012, we made scheduled principal repayments on our outstanding debt of $1.3 million.

Net cash provided by financing activities during the six months ended June 30, 2011 was $13.8 million. During the period, we refinanced the Term Loan and increased the outstanding principal by $95.0 million to $260 million. $75.0 million of the proceeds was used to prepay the Mezzanine Loan Facility in full. We incurred financing fees of $3.9 million and a repayment penalty of $1.5 million in connection with the refinancing.

Share Repurchase Program

On June 11, 2012, the Board of Directors authorized the repurchase up to $25.0 million of our common stock. The authorization remains open for a period of 18 months, concluding on December 11, 2013. We are authorized to repurchase, from time to time, shares of our outstanding common stock on the open market or in privately negotiated transactions. Stock repurchases will be funded using our available cash. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any additional amount of our common stock under the program. We intend to make all repurchases in compliance with applicable regulatory guidelines and to administer the plan in accordance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

During the first six months of 2012, we purchased 20,000 shares pursuant to the authorization for $214.8 thousand as outlined in the following table:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
June 2012	20,000	$10.74	20,000	$24,785,152

Total as of June 30, 2012	20,000	$10.74	20,000	$24,785,152

(1)	The program covering the repurchase of up to $25.0 million of our common stock was announced on June 12, 2012. This program expires on December 11, 2013

Subsequent to June 30, 2012, we repurchased no additional shares of our common stock. As of July 31, 2012, we have the authorization to repurchase up to $24.8 million of our common stock under the program.

Credit Facilities

Revolver

On August 9, 2007, we entered into the Revolver with various banks and other financial institutions as lenders thereunder and Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association) as administrative agent and lender. The Revolver provides for borrowings in the aggregate amount of up to $35.0 million, with a letter of credit facility sublimit of $15.0 million; provided, however, that the aggregate principal amount of the loans and letter of credit obligations outstanding at any one time shall not exceed the applicable borrowing base.

Borrowing availability under the Revolver is determined by a formula that considers eligible accounts receivable and inventory less any outstanding letters of credit plus a reserve for derivatives. We had no borrowings outstanding as of June 30, 2012, $9.8 million of outstanding letters of credit and $1.2 million reserved against derivative agreements, which left $24.0 million available under the Revolver.

Borrowings under the Revolver are subject to the accuracy of representations and warranties in all material respects and the absence of any defaults under the Revolver and the Term Loan.

On January 31, 2012, the Revolver was amended and restated to reduce the covenants and restrictions on our activities. The Revolver, as amended, contains customary covenants and restrictions on our activities related to, among other things: the incurrence of additional indebtedness; liens; dividends and distributions; investments, acquisitions and speculative transactions; contingent obligations; transactions with affiliates; fundamental changes to our business, property and assets; insurance; sale lease-backs; the ability to change the nature of our business, our fiscal year and our accounting policies; the ability to amend or waive any of the terms of any permitted subordinated debt, the Term Loan and our organizational documents; designations of senior debt other than the Revolver obligations and the Term Loan obligations; and the performance of material contracts, including intellectual property licenses. The Revolver also requires that we maintain (a) during any fiscal quarter, if excess availability falls below $6.5 million, a fixed charge coverage ratio of not less than 1.10 to 1.00 until excess availability is equal to or greater than $10.0 million and (b) aggregate excess availability of not less than $5.0 million at all times.

Term Loan

On November 25, 2008, in connection with our acquisition by an affiliate of Golden Gate Capital (the “Golden Gate Capital Acquisition”), we entered into the Term Loan with various banks and other financial institutions as lenders thereunder and BNP Paribas, as administrative agent. On May 7, 2010, the Term Loan was amended and restated to, among other things, (1) increase the aggregate principal amount available thereunder from $102.0 million to $165.0 million and (2) add an incremental term loan facility in the maximum aggregate principal amount of $25.0 million. On June 8, 2011, the Term Loan was again amended and restated to, among other things, (1) further increase the aggregate principal amount available thereunder to $260.0 million and (2) increase the maximum aggregate principal amount under the incremental term loan facility to $50.0 million (or $100.0 million if the total leverage ratio on a pro forma basis would not exceed 3x).

On January 27, 2012, we again amended and restated the Term Loan to reduce the covenants and restrictions on our activities. The Term Loan, as amended, contains customary covenants and restrictions on our activities related to, among other things: the incurrence of additional indebtedness; liens and negative pledges; dividends and distributions; investments and acquisitions; contingent obligations; transactions with stockholders (holders of at least 10% of the equity securities) and affiliates; fundamental changes to our business, property and assets; sale lease-backs; the ability to change the nature of our business, our fiscal year and our accounting policies; the ability to amend or waive any of the terms of the Revolver and other material agreements; designations of senior debt other than the Term Loan obligations and the Revolver obligations; and the performance of material contracts, including real property leases and intellectual property licenses.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

There have been no significant changes to our “Contractual Obligations” table in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2011 Annual Report, other than one new lease agreement signed during the first quarter of 2012 for 36 rail cars which will be paid at $21 thousand per month, with a lease term of six years. During the second quarter, we entered into two additional leasing agreements for 36 and 34 additional rail cars, each with monthly payments of $28 thousand over a three year lease term.

As of June 30, 2012, debt had decreased by $1.2 million to $260.6 million compared to $261.8 million at December 31, 2011, due to scheduled principal repayments of $1.3 million, net of the amortization of the original issue discount of $84 thousand. As of June 30, 2012, future debt payments, plus interest, totaled $316.8 million and are due as follows: $11.5 million in 2012; $14.7 million in 2013; $14.6 million in 2014; $14.5 million in 2015; $135.8 million in 2016; and $125.7 million thereafter.

As described in Note N, future minimum lease payments totaled $47.6 million and are due as follows: $10.2 million in 2012; $9.5 million in 2013; $7.1 million in 2014; $6.4 million in 2015; $5.3 million in 2016; and $9.1 million thereafter.

Environmental Matters

We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. We may also from time to time incur fines and penalties associated with noncompliance with such laws and regulations. In particular, on September 8, 2011 we voluntarily disclosed potential violations of air emission permits at our Rockwood, Michigan facility to the EPA and the Michigan Department of Environmental Quality, and while no proceedings have been instituted at this time by either agency we could incur penalties or be subject to other requirements in the future as a result of such potential violations. As of June 30, 2012, we had $9.8 million accrued for future reclamation costs, as compared to $9.5 million as of December 31, 2011.

We discuss certain environmental matters relating to our various production and other facilities, certain regulatory requirements relating to human exposure to crystalline silica and our mining activity and how such matters may affect our business in the future under Item 1A, “Risk Factors” and Part II, Item 1, “Legal Proceedings” in our 2011 Annual Report.

Non-GAAP Financial Performance Measures

Segment Contribution Margin

Oil & Gas Proppants contribution margin increased $16.6 million, or 99%, to $33.3 million for the three months ended June 30, 2012 compared to $16.7 million for the three months ended June 30, 2011. Oil & Gas Proppants contribution margin increased $40.1 million, or nearly 142%, to $68.3 million for the six months ended June 30, 2012 compared to $28.2 million for the six months ended June 30, 2011 due to the factors noted above.

Industrial & Specialty Products contribution margin decreased $0.8 million, or 5%, to $14.0 million for the three months ended June 30, 2012 compared to $14.8 million for the three months ended June 30, 2011. Industrial & Specialty Products contribution margin increased $1.6 million, or nearly 7%, to $26.4% million for the six months ended June 30, 2012 compared to $24.8 million for the six months ended June 30, 2011 due to the factors noted above.

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

The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$19,451	$6,356	$38,564	$9,866
Total interest expense, net of interest income	3,383	5,217	7,146	10,658
Provision for taxes	7,287	2,474	14,319	4,121
Total depreciation, depletion and amortization expenses	5,974	5,252	11,952	10,341

EBITDA	36,095	19,299	71,981	34,986
Non-recurring expense (income) (1)	—	—	(439)	—
Transaction expenses (2)	—	6,043	156	6,043
Permitted management fees and expenses (3)	—	312	—	625
Non-cash incentive compensation (4)	493	54	1,147	150
Post-employment expenses (excluding service costs) (5)	404	628	1,009	1,256
Other adjustments allowable under our existing credit agreements (6)	120	94	245	99

Adjusted EBITDA	$37,112	$26,430	$74,099	$43,159

(1)	Includes the gain on the sale of assets.
(2)	Includes fees and expenses related to the January 27, 2012 amendment of our Term Loan and Revolver.
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

Availability of Reports; Website Access; Other Information

Our internet address is http://www.ussilica.com. Through “Investor Relations” — “SEC Filings” on our home page, we make available free of charge our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our proxy statements, our

Current Reports on Form 8-K, SEC Forms 3, 4 and 5 and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our reports filed with the SEC are also made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available on its website at www.sec.gov.

Copies of our Corporate Governance Guidelines, our Audit Committee and Compensation and Governance Committee charters, the Code of Conduct for our Board of Directors, and Code of Conduct and Ethics for U.S. Silica employees (including the chief executive officer, chief financial officer and corporate controller) can also be found on our website. Any amendments or waivers to the Code of Business Ethics applicable to the chief executive officer, chief financial officer and corporate controller can also be found in the “Investor Relations” section of the U.S. Silica website. Stockholders may also request a free copy of these documents from: U.S. Silica Holdings, Inc., attn.: Investor Relations, 8490 Progress Drive, Suite 300, Frederick, Maryland 21701 (phone: (855) SILICA-7), or IR@ussilica.com.

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

Interest Rate and Commodity Price Risks

We may use capitalizedrate and natural gas hedge agreements in the normal course of our business to manage both our interest and energy costs and the risks associated with changing interest rates and natural gas prices. These hedge agreements are used to exchange the difference between fixed and variable-rate interest amounts or natural gas prices calculated by reference to an agreed-upon notional principal amount or natural gas quantity. We do not use derivative financial instruments for trading or speculative purposes. By their nature, all such instruments involve risk, including the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract (credit risk) or the possibility that future changes in market price may make a financial instrument less valuable or more onerous (market risk). As is customary for these types of instruments, we do not require collateral or other security from other parties to these instruments. In management’s opinion, there is no significant risk of loss in the event of nonperformance of the counterparties to these financial instruments.

The estimated fair value of our derivative assets (interest rate caps) are recorded at each reporting period and are based upon widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative contract. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. We also incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk as well as that of the respective counterparty in the fair value measurements.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2012, we have assessed that the impact of the credit valuation adjustments on the overall valuation of our derivative positions is not significant. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes the fair value of our derivative instruments at June 30, 2012 and December 31, 2011.

		June 30, 2012			December 31, 2011
	Maturity Date	Contract/Notional Amount	Carrying Amount	Fair Value	Contract/Notional Amount	Carrying Amount	Fair Value

Interest rate cap agreement(1)	2012				$100 million	$—	$—
Interest rate cap agreement(1)	2013	$130 million	$—	$—	$30 million	$11	$11

(1)	Agreements limit the LIBOR floating interest rate base to 4%.

We have designated these contracts as qualified cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings. We had no ineffective contracts as of June 30, 2012.

A hypothetical increase in interest rates by 1.0% would have changed our interest expense by $0.3 million for the three months ended June 30, 2012 and $0.6 million for the six months ended June 30, 2012. A decrease in interest rates would have had no effect on our interest expense as our debt subject to variable interest rates has a floor which the market rate was below for the duration of the period.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

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

As a result of the above developments, the filing rate of new claims against us over the past three years has decreased to below pre-2001 levels, and we were named as a defendant in two, ten and three new silicosis cases filed in 2009, 2010 and 2011, respectively. During the first six months of 2012, one additional claim was brought against us. As of July 31, 2012, there are a total of approximately 104 active silica-related products liability claims pending in which we were a defendant and approximately 3,152 inactive claims. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media, and involve various other defendants. We have insurance policies and an indemnity from a former owner that cover certain claims for alleged silica exposure for periods prior to certain dates in 1985 (with respect to the indemnity and certain insurance) and 1986 (with respect to the balance of the insurance). Although the scope of coverage under those policies is currently being litigated, we believe, based on currently available information, they and the indemnity will remain in force.

The silica-related litigation brought against us to date has not resulted in material liability to us. However, we continue to have silica-related products liability claims filed against us, including claims that allege silica exposure for periods for which we have neither insurance nor indemnity coverage. Any such pending or future claims or inadequacies of our insurance coverage or indemnity could have a material adverse effect on our business, reputation or results of operations. For more information regarding silica-related litigation, see Part I, Item 1A of 2011 Annual Report “Risk Factors—Risks Related to Our Business—Silica-related health issues and litigation could have a material adverse effect on our business, reputation or results of operations.”

ITEM 1A.	RISK FACTORS

As of June 30, 2012, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our 2011 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

Information required by this item is set forth in Part I Item 2 of this Quarterly Report on Form 10-Q under the caption “Liquidity and Capital Resources — Share Repurchase Program” and is incorporated herein by reference.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Safety is one of our core values, and we strive for excellence in the achievement of a workplace free of injuries and occupational illnesses. Our health and safety leadership team has developed comprehensive safety policies and standards, which include detailed standards and procedures for safe production, addresses topics such as employee training, risk management, workplace inspection, emergency response, accident investigation and program auditing. We place special emphasis on the importance of continuous improvement in occupational health, personal injury avoidance and prevention, emergency preparedness, and property damage elimination. In addition to strong leadership and involvement from all levels of the organization, these programs and procedures form the cornerstone of our safety initiatives, ensuring that employees are provided a safe and healthy environment and are intended as a means to reduce workplace accidents, incidents and losses, comply with all mining-related regulations and provide support for both regulators and the industry to improve mine safety. While we want to have productive operations in full regulatory compliance, we know it is equally essential that we motivate and train our people to think, practice and feel a personal responsibility for health and safety on and off the job.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of July, 2012.

U.S. Silica Holdings, Inc.

/S/ WILLIAM A. WHITE
Name:	William A. White
Title:	Chief Financial Officer
(Principal Financial Officer)

S-1

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of U.S. Silica Holdings, Inc., effective January 31, 2012.	8-K	001-35416	3.1	February 6, 2012

3.2	Second Amended and Restated Bylaws of U.S. Silica Holdings, Inc., effective January 31, 2012.	8-K	001-35416	3.2	February 6, 2012

4.1	Specimen Common Stock Certificate.	S-1/A	333-175636	4.1	December 7, 2011

4.2	Registration Rights Agreement, dated January 31, 2012, by and between U.S. Silica Holdings, Inc. and GGC USS Holdings, LLC.	8-K	001-35416	4.2	February 6, 2012

10.1+	Seperation and General Release Agreement, dated April 16, 2012, by and between U.S. Silica Company and R. Dale Lynch	8-K/A	001-35416	10.1	April 20, 2012

10.2+	Letter Agreement, dated April 27, 2012, with Peter Bernard	8-K	001-35416	10.1	May 1, 2012

31.1*	Rule 13a-14(a)/15(d)-14(a) Certification by Bryan A. Shinn, Chief Executive Officer.

31.2*	Rule 13a-14(a)/15(d)-14(a) Certification by William A. White, Chief Financial Officer.

32.1*	Section 1350 Certification by Bryan A. Shinn, Chief Executive Officer.

32.2*	Section 1350 Certification by William A. White, Chief Financial Officer.

95.1*	Mine Safety Disclosure

99.1*	Consent of The Freedonia Group, Inc.

101*

101.INS XBRL Instance

101.SCH XBRL Taxonomy Extension Schema

101.CAL XBRL Taxonomy Extension Calculation

101.LAB XBRL Taxonomy Extension Labels

101.PRE XBRL Taxonomy Extension Presentation

101.DEF XBRL Taxonomy Extension Definition

*	Filed herewith
+	Management contract or compensatory plan/arrangement

We will furnish any of our shareowners a copy of any of the above Exhibits not included herein upon the written request of such shareowner and the payment to U.S. Silica Holdings, Inc. of the reasonable expenses incurred in furnishing such copy or copies.

E-1