Form 10-Q
period 2012-09-30
U.S. SILICA HOLDINGS, INC.
filed 2012-11-02
CIK 1524741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Large accelerated filer	☐	Non-accelerated filer	☒

Accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 2, 2012, 52,846,176 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

U.S. Silica Holdings, Inc.

FORM 10-Q

For the Quarter Ended September 30, 2012

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

U.S. SILICA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$93,010	$59,199
Accounts receivable, net	59,471	46,600
Inventories	36,228	29,307
Prepaid expenses and other current assets	8,599	8,561
Deferred income tax, net	11,171	28,007
Income tax receivable	—	3,895

Total current assets	208,479	175,569

Property, plant and mine development, net	393,756	336,788
Debt issuance costs, net	2,215	1,291
Goodwill	68,403	68,403
Trade names	10,436	10,436
Customer relationships, net	6,634	6,942
Other assets	7,266	6,367

Total assets	$697,189	$605,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Book overdraft	$6,498	$5,588
Accounts payable	39,598	36,579
Accrued liabilities	9,415	9,875
Accrued interest	120	1,659
Current portion of long-term debt	6,364	6,364
Income tax payable	10,197	—
Current portion of deferred revenue	6,118	10,393

Total current liabilities	78,310	70,458

Long-term debt	253,600	255,425
Note payable to parent	—	15,000
Liability for pension and other post-retirement benefits	47,630	52,078
Deferred revenue	946	2,128
Deferred income tax, net	64,813	75,915
Other long-term obligations	13,702	12,858

Total liabilities	459,001	483,862

Commitments and contingencies

Stockholders’ Equity:
Common stock	529	500
Preferred stock	—	—
Additional paid-in capital	162,911	103,757
Retained earnings	87,398	30,038
Treasury stock, at cost	(1,050)	—
Accumulated other comprehensive loss	(11,600)	(12,361)

Total stockholders’ equity	238,188	121,934

Total liabilities and stockholders’ equity	$697,189	$605,796

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales	$115,885	$73,453	$323,075	$211,965
Cost of goods sold (excluding depreciation, depletion and amortization)	69,706	45,241	185,547	131,145
Operating expenses:
Selling, general and administrative	10,135	5,215	29,757	16,491
Advisory fee to parent	—	313	—	938
Depreciation, depletion and amortization	5,968	5,295	17,920	15,636

	16,103	10,823	47,677	33,065

Operating income	30,076	17,389	89,851	47,755
Other (expense) income:
Interest expense	(3,326)	(3,832)	(10,551)	(14,505)
Early extinguishment of debt	—	—	—	(6,043)
Other income, net, including interest income	348	197	681	534

	(2,978)	(3,635)	(9,870)	(20,014)

Income before income taxes	27,098	13,754	79,981	27,741
Income tax expense	(8,302)	(3,412)	(22,621)	(7,533)

Net income	$18,796	$10,342	$57,360	$20,208

Earnings per share:
Basic	$0.36	$0.21	$1.09	$0.40
Diluted	$0.36	$0.21	$1.09	$0.40

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$18,796	$10,342	$57,360	$20,208
Other comprehensive income:
Unrealized gain (loss) on derivatives (net of tax of $83 and $108 for the three and nine months ended September 30, 2012, respectively, and $(9) and $55 for the three and nine months ended September 30, 2011, respectively)	2	(76)	163	(2)
Pension and other post-retirement benefits liability adjustment (net of tax of $88 and $381 for the three and nine months ended September 30, 2012, respectively, and $— for the three and nine months ended September 30, 2011, respectively)	137	—	598	—

Comprehensive income	$18,935	$10,266	$58,121	$20,206

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net income	$57,360	$20,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	17,920	15,636
Debt issuance amortization	381	188
Original issue discount amortization	126	115
Loss on early extinguishment of debt	—	6,043
Deferred income taxes	5,734	2,419
(Gain)/loss on disposal of property, plant and equipment	(469)	6
Deferred revenue	(5,457)	(4,754)
Equity-based compensation	1,662	682
Other	437	217
Changes in assets and liabilities:
Accounts receivable	(13,102)	(8,705)
Inventories	(6,921)	(3,462)
Prepaid expenses and other current assets	(38)	(1,261)
Income taxes	14,092	1,061
Accounts payable and accrued liabilities	10,559	2,493
Advisory services termination fee to parent	(8,000)	—
Accrued interest	153	1,121
Liability for pension and other post-retirement benefits	(4,448)	(9,612)

Net cash provided by operating activities	69,989	22,395

Investing activities:
Capital expenditures	(74,868)	(28,753)
Proceeds from sale of property, plant and equipment	1,255	61

Net cash used in investing activities	(73,613)	(28,692)

Financing activities:
Proceeds from issuance of common stock in initial public offering	50,000	—
Repurchase of common stock	(1,072)	—
Issuance of treasury stock	22	—
Issuance of long-term debt	—	259,061
Repayment of long-term debt	(1,950)	(239,826)
Change in book overdraft	910	1,836
Prepayment penalties	—	(1,500)
Financing fees	(1,304)	(3,965)
Common stock issuance costs	(9,171)	—

Net cash provided by financing activities	37,435	15,606

Net increase in cash and cash equivalents	33,811	9,309
Cash and cash equivalents, beginning of period	59,199	64,500

Cash and cash equivalents, end of period	$93,010	$73,809

Non-cash financing activities:
Contribution of note payable and accrued interest by parent	$16,692	—

Supplemental cash flow information:
Cash paid during the period for:
Interest	$9,339	$12,440
Taxes	$3,253	$4,034

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

On January 31, 2012, we completed an initial public offering of common stock (the “IPO”) through a Registration Statement on Form S-1 (File No. 333-175636), pursuant to which we registered 2,941,176 shares of our common stock, and we registered and certain of our stockholders sold 8,823,529 shares common stock at an offering price of $17.00 per share. On February 6, 2012, we sold all 2,941,176 shares of common stock for an aggregate offering price of approximately $50.0 million and the selling stockholders sold all 8,823,529 shares of common stock for an aggregate offering price of approximately $150.0 million. As a result of the offering, we received net proceeds of approximately $40.8 million, after deducting $3.5 million of underwriting discounts and commissions and offering expenses of $5.7 million.

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

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2012 and 2011 (the “Financial Statements”), present the financial position, results of operations, and cash flows of the Company. In consideration of the contribution of GGC RCS Holdings, Inc. to us on January 31, 2012, we and our subsidiaries are presented on a consolidated basis with GGC RCS Holdings, Inc. as of the three and nine months ended September 30, 2012. As of December 31, 2011 and for the three and nine months ended September 30, 2011, we and our subsidiaries are presented on a combined basis with GGC RCS Holdings, Inc.

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

In our opinion, our Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of September 30, 2012, and December 31, 2011, the results of our operations for the three and nine months ended September 30, 2012 and 2011, and our cash flows for the nine months ended September 30, 2012 and 2011. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements. We have also reclassified certain prior year amounts to conform to our 2012 presentation. These classifications relate specifically to the presentation of advisory fees paid to Golden Gate Capital and have no effect on our net income.

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

Unaudited Interim Financial Statements

The accompanying Balance Sheet as of September 30, 2012, the Income Statements for the three and nine months ended September 30, 2012 and 2011; the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011; the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and other information disclosed in the related notes, are unaudited. The Balance Sheet as of December 31, 2011 was derived from our audited consolidated financial statements as included in our 2011 Annual Report. The accompanying Financial Statements should be read in conjunction with the audited combined financial statements and related notes contained in our 2011 Annual Report.

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2012-02, Intangibles—Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The intent of ASU 2012-02 is to simplify how registrants test indefinite-lived intangible asset for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. ASU 2012-02 permits registrants to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with U.S. GAAP. An entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company will adopt the guidance on October 1, 2012, as required, and we believe the adoption of this guidance will not have a material impact on our financial position, results of operations or cash flows.

Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued changes to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. These changes both clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s stockholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. We adopted this guidance, effective January 1, 2012, with no material impact on our Financial Statements.

In June 2011, the FASB issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. We adopted this guidance, effective January 1, 2012, with no material impact on our Financial Statements. See Note D and Note L for related disclosures.

In September 2011, the FASB issued changes to the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. These changes become effective for us for any goodwill impairment test performed on January 1, 2012 or later, although early adoption is permitted. We adopted this guidance, effective January 1, 2012 with no material impact on our Financial Statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income attributable to U.S. Silica Holdings, Inc. stockholders:	$18,796	$10,342	$57,360	$20,208

	$18,796	$10,342	$57,360	$20,208

Weighted average common shares (thousands):
Basic	52,873	50,000	52,585	50,000
Effect of employee stock based awards	14	—	43	—

Diluted	52,887	50,000	52,628	50,000

Net income attributable to U.S. Silica Holdings, Inc. stockholders, per common share:
Basic	$0.36	$0.21	$1.09	$0.40
Diluted	$0.36	$0.21	$1.09	$0.40

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

NOTE D—CAPITAL STRUCTURE AND ACCUMULATED COMPREHENSIVE INCOME

Common Stock

Our Amended and Restated Certificate of Incorporation, authorizes up to 500,000,000 shares of common stock, par value of $0.01. Subject to the rights of holders of any series of preferred stock, all of the voting power of the stockholders of the Corporation shall be vested in the holders of the common stock. There are 52,843,176 shares of common stock issued and outstanding at September 30, 2012. As of September 30, 2011, there were 50,000,000 shares issued and outstanding. We anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends and other distributions in cash, stock, or property by Holdings in the future will be at the discretion of our Board of Directors and will be dependent on then-existing conditions, including our business conditions, our financial condition, results of operations, liquidity, capital requirements, contractual restrictions including restrictive covenants contained in our debt agreements, and other factors. Additionally, because we are a holding company, our ability to pay dividends on our common stock is limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us, including restrictions under the terms of the agreements governing our indebtedness.

Preferred Stock

Our Amended and Restated Certificate of Incorporation authorizes our Board of Directors to issue up to 10,000,000 shares, in the aggregate, of preferred stock, par value of $0.01 in one or more series and to fix the preferences, powers and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof, including the dividend rate, conversion rights, voting rights, redemption rights and liquidation preference and to fix the number of shares to be included in any such series without any further vote or action by our stockholders.

There are no shares of preferred stock issued or outstanding at September 30, 2012 and 2011. At present, we have no plans to issue any preferred stock.

Initial Public Offering

On January 31, 2012, we completed an initial public offering of 2,941,176 shares of our common stock at an offering price of $17.00 per share for an aggregate offering price of approximately $50.0 million. As a result of the offering, we received net proceeds of approximately $40.8 million, after deducting $3.5 million of underwriting discounts and commissions and offering expenses of $5.7 million.

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

As of September 30, 2012, we have repurchased 100,000 shares of our common stock, at an average price of $10.72 and have the authorization to repurchase up to an additional $23.9 million of our common stock under the program.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

The following table presents the activity included in stockholders’ equity during the nine months ended September 30, 2012.

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2011	$500	$103,757	$30,038	$—	$(12,361)	$121,934
Issuance of common stock (January 2012 initial public offering at $17.00 per share, net of issuance costs of $9,171)	29	40,800	—	—	—	40,829
Repurchase of common stock	—	—	—	(1,072)	—	(1,072)
Issuance of treasury stock	—	—	—	22	—	22
Capital contributed by parent	—	16,692	—	—	—	16,692
Equity-based compensation	—	1,662	—	—	—	1,662
Net income	—	—	57,360	—	—	57,360
Other comprehensive income	—	—	—	—	761	761

Balance at September 30, 2012	$529	$162,911	$87,398	$(1,050)	$(11,600)	$238,188

Accumulated comprehensive income (loss) consists of fair value adjustments associated with cash flow hedges and accumulated adjustments for net experience losses and prior service cost related to employee benefit plans. Accumulated other comprehensive income (loss), net of tax, at September 30, 2012 consisted of the following:

Accumulated Other Comprehensive Income (Loss)
Unrealized loss on derivatives	$(246)
Pension and other post-retirement benefits liability adjustment	(11,354)

Accumulated other comprehensive income (loss)	$(11,600)

NOTE E—ACCOUNTS RECEIVABLE

At September 30, 2012 and December 31 2011, accounts receivable consisted of the following:

	September 30, 2012	December 31, 2011
Trade receivables	$59,813	$46,044
Less: Allowance for doubtful accounts	(1,010)	(779)

Net trade receivables	58,803	45,265
Other receivables	668	1,335

Total accounts receivable	$59,471	$46,600

Changes in our allowance for doubtful accounts during the nine months ended September 30, 2012 are as follows:

Allowance for Doubtful Accounts
Beginning balance	$779
Bad debt provision	240
Accounts written off	(9)

Ending balance	$1,010

Our five largest customers accounted for approximately 30% and 28% of sales in the three months ended September 30, 2012 and 2011, respectively, and 29% and 27% during the nine months ended September 30, 2012 and 2011, respectively. No single individual customer accounted for more than 10% of sales in the nine months ended September 30, 2012 and 2011, respectively.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

NOTE F—INVENTORIES

At September 30, 2012 and December 31, 2011, inventories consisted of the following:

	September 30, 2012	December 31, 2011
Supplies	$13,197	$12,671
Raw materials and work in process	9,267	8,671
Finished goods	13,764	7,965

Total inventories	$36,228	$29,307

Inventories include spare parts and supplies for routine facilities maintenance, raw stockpiles and silica and other industrial sand available for shipment. We value inventory at the lower of cost or market. Cost is determined using the first-in, first-out and average cost methods.

NOTE G—PROPERTY, PLANT AND MINE DEVELOPMENT

At September 30, 2012 property, plant and mine development consisted of the following:

	As of September 30, 2012
	Cost	Accumulated Depreciation/ Amortization	Net Book Value
Mining property and mine development	$156,288	$(14,670)	$141,618
Asset retirement cost	8,362	(1,121)	7,241
Land	32,917	—	32,917
Land improvements	10,796	(3,588)	7,208
Buildings	16,546	(3,933)	12,613
Machinery and equipment	159,918	(48,873)	111,045
Furniture and fixtures	581	(115)	466

	385,408	(72,300)	313,108
Construction-in-progress	80,648	—	80,648

	$466,056	$(72,300)	$393,756

At December 31, 2011 property, plant and mine development consisted of the following:

	As of December 31, 2011
	Cost	Accumulated Depreciation/ Amortization	Net Book Value
Mining property and mine development	$155,182	$(11,486)	$143,696
Asset retirement cost	8,362	(671)	7,691
Land	29,806	—	29,806
Land improvements	10,280	(2,831)	7,449
Buildings	17,380	(3,257)	14,123
Machinery and equipment	153,560	(37,297)	116,263
Furniture and fixtures	599	(67)	532

	375,169	(55,609)	319,560
Construction-in-progress	17,228	—	17,228

	$392,397	$(55,609)	$336,788

Depreciation, depletion and amortization expense, excluding accretion expense related to the asset retirement obligation, recognized during the three months ended September 30, 2012 and 2011 was $5.8 million and $5.2 million, respectively, and $17.4 million and $15.2 million for the nine months ended September 30, 2012 and 2011, respectively.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

The amount of interest costs capitalized in property, plant and equipment was $308 and $188 for the three months ended September 30, 2012 and 2011, respectively, and $541 and $342 for the nine months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, we hold no assets under a capital lease obligation.

NOTE H—ACCRUED LIABILITIES

At September 30, 2012 and December 31, 2011, accrued liabilities consisted of the following:

	September 30, 2012	December 31, 2011
Accrued salaries and wages	$2,029	$2,215
Accrued vacation liability	2,581	2,669
Current portion of liability for pension and post-retirement benefits	1,695	1,510
Accrued healthcare liability	1,400	1,155
Other accrued liabilities	1,710	2,326

Total accrued liabilities	$9,415	$9,875

Other accrued liabilities consist of taxes payable, accrued rebates, accrued professional fees and other immaterial items.

NOTE I—DEBT

At September 30, 2012 and December 31, 2011, debt consisted of the following:

	September 30, 2012	December 31, 2011
Revolving line-of-credit: (expires October 31, 2015) (5.0% at September 30, 2012 and December 31, 2011)	$—	$—
Senior secured credit facility:
Term loan facility (final maturity June 8, 2017) (4.75% at September 30, 2012 and December 31, 2011), net of unamortized original issue discount of $717 and $843, respectively	256,032	257,857
Short-term notes: (due December 14, 2012) (6.0% fixed)	3,932	3,932

Total debt	259,964	261,789
Less: current portion	(6,364)	(6,364)

Total long-term portion of debt	$253,600	$255,425

Revolving Line-of-Credit

As of September 30, 2012, the available borrowing base under our asset-based revolving line-of-credit (the “Revolver”) was $35.0 million, with nothing drawn as of that date and $10.0 million allocated for letters of credit and $1.2 million reserved for derivatives, leaving $23.8 million available for general corporate use under this revolving credit agreement.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

Debt Maturities

As of September 30, 2012, contractual maturities of our debt are as follows:

2012	$4,540
2013	2,433
2014	2,435
2015	2,436
2016	124,648
Thereafter	123,472

$259,964

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

The Term Loan is secured by substantially all of our assets with the exception of our accounts receivable and inventory, for which we have pledged as collateral under the Revolver. As of September 30, 2012, we are in compliance with all covenants in accordance with our debt agreements.

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

As of September 30, 2012 and December 31, 2011, we had recorded a liability of $10.0 million and $9.5 million in other long-term obligations related to our asset retirement obligation. Changes in the asset retirement obligation during the nine month period ended September 30, 2012 and the year ended December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011(1)
Beginning balance	$9,504	$6,401
Liabilities settled/payments	—	—
Accretion expense	493	537
Additions, revisions of prior estimates and other	—	2,566

Ending balance	$9,997	$9,504

(1)	Represents change in the asset retirement obligation during the 12-month period ended December 31, 2011.

NOTE K—FAIR VALUE ACCOUNTING

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Cash equivalents

Due to the short-term maturity, we believe that our cash equivalent instruments at September 30, 2012 and December 31, 2011 approximate their reported carrying values.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2012, we have assessed that the impact of the credit valuation adjustments on the overall valuation of our derivative positions is not significant. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

In accordance with the fair value hierarchy, the following table presents the fair value as of September 30, 2012, of those derivative assets that we must measure at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$—	$—	$—

Net asset	$—	$—	$—	$—

NOTE L—DERIVATIVE INSTRUMENTS

We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposure to a wide variety of business and operation risks through management of our core business activities. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and unknown cash amounts, the value of which are determined by current interest rates. Interest rate derivatives are utilized in the normal course of business to manage our interest cost and the risk associated with changing interest rates. We do not use derivative financial instruments for trading or speculative purposes. By their nature, all such instruments involve risk, including the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract (credit risk) or the possibility that future changes in market price may make a financial instrument less valuable or more onerous (market risk). As is customary for these types of instruments, we do not require collateral or other security from other parties to these instruments. In management’s opinion, there is no significant risk of loss in the event of nonperformance of the counterparties to these financial instruments.

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

We assess the effectiveness of our hedges in offsetting the variability in the cash flow of the hedged obligations on a quarterly basis. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in equity as accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the nine months ended September 30, 2012 and December 31, 2011, the Company had no ineffectiveness for such contracts.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

The following table summarizes the fair value of our derivative instruments. See Note K for additional disclosures regarding the estimated fair values of our derivative instruments at September 30, 2012 and December 31, 2011.

		September 30, 2012			December 31, 2011
	Maturity Date	Contract/ Notional Amount	Carrying Amount	Fair Value	Contract/ Notional Amount	Carrying Amount	Fair Value
Interest rate cap agreement(1)	2012				$100 million	$—	$—
Interest rate cap agreement(1)	2013	$130 million	$—	$—	$30 million	$11	$11

(1)	Agreements limit the LIBOR floating interest rate base to 4%.

We have designated these contracts as qualified cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings.

The following table summarizes the effect of our derivatives instruments on our income statements and our condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Deferred losses from derivatives in OCI, beginning of period	$(248)	$(458)	$(409)	$(532)
Gain (loss) recognized in OCI from derivative instruments	—	(72)	(11)	(229)
Gain (loss) reclassified from Accumulated OCI into income	2	(4)	174	227

Deferred losses from derivatives in OCI, end of period	$(246)	$(534)	$(246)	$(534)

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

As of September 30, 2012, we maintain two equity incentive plans (i) the GGC USS Holdings, LLC Management Equity Program (the “Equity Program”), and (ii) the U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan (the “2011 Plan”). The Equity Program granted Class C and Class D member units in the parent company, GGC USS Holdings, LLC, to three members of executive management; two of which continue to be employed by the Company at September 30, 2012. The 2011 Plan provides for grants of stock options, stock appreciation rights, restricted stock and other incentive-based awards.

For awards granted under the Equity Program, we recognized $55 of compensation expense during each of the three months ended September 30, 2012 and 2011, and $164 and $205 during the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, there was $354 of total unrecognized compensation expense related to equity incentive shares, which is expected to be recognized over a weighted-average period of approximately 1.75 years.

For awards granted under the 2011 Plan, we recognized $459 and $1,498 of compensation expense during the three and nine months ended September 30, 2012, respectively, and $477 of compensation expense during the three and nine months ended September 30, 2011. As of September 30, 2012, there was $5.1 million of total unrecognized compensation expense related to equity incentive awards, which is expected to be recognized over a weighted-average period of approximately 2.93 years.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

NOTE N—LEASES

We are obligated under certain operating leases and rental agreements for railroad cars, office space, mining property, mining/processing equipment and transportation and other equipment. Future minimum annual commitments under such operating leases at September 30, 2012 are as follows:

2012	$10,548
2013	10,182
2014	7,469
2015	6,774
2016	5,356
Thereafter	9,212

Total future lease commitments	$49,541

Expense related to operating leases and rental agreements was $3.2 million and $1.7 million for the three months ended September 30, 2012 and 2011, respectively, and $8.7 million and $4.9 million for the nine months ended September 30, 2012 and 2011, respectively.

NOTE O—COMMITMENTS AND CONTINGENCIES

Our operating subsidiary, U.S. Silica, has been named as a defendant in various product liability claims alleging damages caused by silica exposure. Almost all of the claims pending against us arise out of alleged use of our silica products in foundries or as an abrasive blast media, and involve various other defendants. Prior to 1986, U.S. Silica had numerous insurance policies and an indemnity from a former owner that cover silicosis claims. Some of those coverages are currently being litigated, however we believe the policies and indemnity will remain in force. During the nine months ended September 30, 2012, one new claim has been brought against us. As of September 30, 2012, there were 103 active silica-related products liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on our financial position or results of operations.

We have recorded estimated liabilities for these claims in other long-term obligations as well as estimated recoveries under the indemnity agreement and an estimate of future recoveries under insurance in other assets on our combined balance sheets. As of September 30, 2012 and December 31, 2011, other noncurrent assets included $319 and $511, respectively, for insurance for third-party products liability claims and other long-term obligations included $1.1 million and $1.5 million, respectively, in third-party products claims liability.

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

At the end of each reporting period as presented, there were no material amounts of interest and penalties recognized in the statement of operations or balance sheets. We have no material unrecognized tax benefits or any known material tax contingencies at September 30, 2012 and December 31, 2011. Tax returns filed with the IRS for the years 2009 through 2011 along with tax returns filed with numerous state entities remain subject to examination.

In accordance with generally accepted accounting principles, it is our practice at the end of each interim reporting period to make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. Estimates are revised as additional information becomes available.

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

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

NOTE Q—PENSION AND POST-RETIREMENT BENEFITS

The Company maintains a noncontributory defined benefit pension plan covering certain employees. Net periodic pension benefit cost recognized for the three and nine months ended September 30, 2012 and 2011, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$(280)	$(287)	$(839)	$(770)
Interest cost	(1,183)	(1,189)	(3,550)	(2,927)
Expected return on plan assets	1,345	1,204	4,036	2,883
Amortization of prior service cost	(6)	3	(20)	22
Amortization of net (gain) loss	(270)	(151)	(809)	(467)

Net periodic benefit cost	$(394)	$(420)	$(1,182)	$(1,259)

In addition, the Company provides defined benefit post-retirement healthcare and life insurance benefits to some employees. Net periodic post-retirement benefit cost recognized for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$(33)	$(32)	$(149)	$(130)
Interest cost	(192)	(197)	(785)	(792)
Expected return on plan assets	1	1	3	3
Amortization of net (gain) loss	(29)	—	(219)	(87)

Net periodic benefit cost	$(253)	$(228)	$(1,150)	$(1,006)

We contributed $1.7 million and $4.8 million to the qualified pension plan during the three and nine months ended September 30, 2012, respectively, and $2.1 million and $11.0 million during the three and nine months ended September 30, 2011, respectively. Total expected employer funding contributions during the fiscal year ending December 31, 2012 are $4.8 million for the pension plan, and $1.4 million for the post-retirement medical and life plan.

NOTE R—OBLIGATIONS UNDER GUARANTEES

We have indemnified St. Paul Travelers (“Travelers”) against any loss Travelers may incur in the event that holders of surety bonds, issued on our behalf by Travelers, execute the bonds. As of September 30, 2012, Travelers had $4.6 million in bonds outstanding for us. The majority of these bonds ($4.4 million) relate to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to such indefinite purposes as licenses, permits, and tax collection.

We have indemnified Safeco Insurance Company of America (“Safeco”) against any loss Safeco may incur in the event that holders of surety bonds, issued on our behalf by Safeco, execute the bonds. As of September 30, 2012, Safeco had $513 in bonds outstanding for us. These are all reclamation bonds.

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

On February 6, 2012, we paid $8.0 million to Golden Gate Capital to terminate the advisory agreement previously entered into in connection with the Golden Gate Capital Acquisition. The $8.0 million termination fee was accrued for at December 31, 2011 and no additional expense has been recognized during the nine months ended September 30, 2012. Advisory fees paid to Golden Gate Capital during the three and nine months ended September 30, 2011 totaled $0.3 million and $0.9 million, respectively. These expenses are included in other operating expenses and presented as advisory fees to parent within our income statements.

Promissory Note

On December 22, 2010, GGC RCS Holdings, Inc., entered into a $15.0 million promissory note with GGC USS Holdings, LLC, our parent and then sole stockholder prior to the IPO and now largest stockholder. The note provided working capital for a new subsidiary and matures on December 22, 2015. The note bore interest at 10%. Outstanding principal and interest under the note was payable upon demand, but no later than the maturity date. Upon sole election by the parent, any unpaid interest could be paid in cash on December 22 of each year until the maturity date. Interest on the note was recorded in interest expense in the Income Statements and any unpaid interest was included in accrued interest on the Balance Sheets. On January 31, 2012, simultaneously with the IPO, GGC USS Holdings, LLC contributed to us all of the stock of GGC RCS Holdings, Inc. and converted the $15.0 million promissory note, including $1.7 million of accrued interest, to equity.

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

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

The following table presents sales and segment contribution margin for the reporting segments and other operating results not allocated to the reported segments for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales:
Oil and Gas Proppants	$64,538	$24,246	$172,845	$69,322
Industrial and Specialty Products	51,347	49,207	150,230	142,643

Total sales	115,885	73,453	323,075	211,965
Segment contribution margin:
Oil and Gas Proppants	34,236	15,633	102,563	43,828
Industrial and Specialty Products	14,184	13,730	40,568	38,495

Total segment contribution margin	48,420	29,363	143,131	82,323
Operating activities excluded from segment cost of goods sold	(2,241)	(1,151)	(5,603)	(1,503)
Selling, general and administrative	(10,135)	(5,215)	(29,757)	(16,491)
Advisory fee to parent	—	(313)	—	(938)
Early extinguishment of debt	—	—	—	(6,043)
Depreciation, depletion and amortization	(5,968)	(5,295)	(17,920)	(15,636)
Interest expense	(3,326)	(3,832)	(10,551)	(14,505)
Other income, net, including interest income	348	197	681	534

Income before income taxes	$27,098	$13,754	$79,981	$27,741

Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. As of September 30, 2012 and December 31, 2011, goodwill of $68.4 million has been allocated to these segments with $33.3 million assigned to Oil & Gas Proppants and $35.1 million to Industrial and Specialty Products.

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

•	Liquidity and Capital Resources — An analysis of our cash flows, sources and uses of cash, contractual obligations and other items that may impact our financial position.

•	Critical Accounting Estimates — A discussion of accounting policies that require critical judgments and estimates.

•	Recent Accounting Pronouncements — A summary of accounting pronouncements which have been issued by relevant accounting standards.

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

Segment contribution margin and Adjusted EBITDA are not recognized measures under GAAP and should not be considered alternatives to or superior to expense and profitability measures derived in accordance with GAAP. For a detailed description of the non-GAAP measures used in this MD&A, please see the discussion under “How We Evaluate Our Business” on page 25 and “Non-GAAP Financial Performance Measures” beginning on page 32.

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

We operate 13 facilities across the United States and control 312 million tons of reserves. We own one of the largest frac sand processing plants in the United States and control approximately 145 million tons of reserves that can be processed to meet American Petroleum Institute (API) frac sand size specifications. Our operations are organized into two segments based on end markets served: (1) Oil & Gas Proppants and (2) Industrial & Specialty Products. Our segments are complementary because our ability to sell to a wide range of customers across end markets allows us to maximize recovery rates in our mining operations, optimize our asset utilization and reduce the cyclicality of our earnings.

Recent Trends and Outlook

From 1980 to 2008, U.S. commercial silica industry volumes generally grew in line with U.S industrial production, primarily influenced by the manufacture of glass, building materials, foundry moldings and chemicals. Beginning in 2004, demand for Oil and Gas Proppants supplemented growth in Industrial and Specialty Products end markets. The economic downturn of 2008 and 2009 decreased demand for commercial silica products, particularly in the glassmaking, foundry, building products, chemicals and fillers and extenders end markets. With the recent economic recovery, however, we estimate overall demand for commercial silica grew in excess of 45%, to approximately 39.0 million tons in 2010. Trends continuing to drive overall demand for commercial silica include:

•

Increased demand in the Oil and Gas Proppants end market. The increased demand for frac sand has historically been driven by the growth in the use of hydraulic fracturing as a means to extract hydrocarbons from oil and gas bearing formations. Since 2002, the average annual growth rate in the North American horizontal rig count has approached 40% per annum. Based on independent third party market data and our internal estimates, we believe frac sand demand has grown 35% in average over the last five years with hydraulic operations in the U.S. using about 17.0 million tons of sand in 2010 and 28.7 million tons of sand in 2011. We believe this historical growth will continue at a deliberate pace over the mid-to-long term as demand for these hydrocarbons will continue to drive production volumes. Furthermore, the growth in demand will also continue to be driven as a result of improved drill rig productivity that is allowing wells to be drilled faster, increases in the number of stages, or density, and increases in the length of the lateral wells. According to The Freedonia Group Inc., based on these factors demand for all proppants is projected to increase approximately 15% per annum, on average through 2015.

•

Continued resurgence of demand in industrial end markets and continued growth in specialty end markets. The economic downturn resulting from the financial crisis negatively impacted demand for our products in Industrial and Specialty Products end markets, most notably in the glassmaking, building products, foundry and chemicals end markets. This drop coincided with a similar drop in key economic demand drivers, including housing starts, light vehicle sales, repair and remodel activity and industrial production. To the extent these demand drivers recover to historical levels (which is difficult to predict given current economic uncertainty), we expect to see a corresponding increase in the demand for our commercial silica. In addition, to the extent commercial silica products continue to be used in key alternative energy markets, we anticipate continued volume growth in specialty end markets such as solar panels and geothermal energy systems as well as increased use of commercial silica in new applications, such as specialty coatings and polymer additives.

•

Continued increases in prices of commercial silica. Increases in demand and constrained supply have led to continued price increases in the last several years. The United States Geological Survey (USGS), in a report dated February 2011, estimated an industry-wide average price of $23.86 per ton in 2006 relative to a $31.53 per ton price in 2010, which represents a 7.2% annual increase. For reference, our overall average realized price per ton, excluding transportation, was $25.81 in 2006, $35.22 in 2010, $40.07 in 2011, and $46.24 through the first nine months of 2012. While we have seen some variability in pricing due to a slight decline in rig count as a result of softening market pricing for natural gas, we expect that these trends are short-term in nature and that the long-term continued growth of horizontal drilling, combined with increased innovation in specialty markets will exert some level of continued longer-term upward pressure on prices in both of our operating segments.

During the first half of 2012, as natural gas prices declined, we saw certain E&P’s curtailing their drilling efforts in dry gas basins and redeploying their drilling rigs to oil and liquid rich basins due to the higher market price of oil and liquids relative to natural gas. This shift in drilling activity resulted in increased demand for coarser grade frac sands relative to the finer grades typically used for drilling dry natural gas. During the third quarter of 2012 as natural gas prices began to recover, demand for our finer grade sands has also increased in select basins. Because of our logistics capabilities, we are able to service our customers and ship materials to the basins where demand calls for it.

Additionally, in connection with lower natural gas demand and natural gas prices, the North American land rig count has slightly decreased. We believe this trend for active North American horizontal rigs will continue for the remainder of 2012. While this has created challenges for many service companies in the domestic oil and gas sector, we continue to see modest growth in demand for frac sand driven by continued innovation in the hydraulic fracturing process, which has led to the increased use of proppants due to longer laterals, more stages, and greater proppant density per stage.

Our Strategy

The key drivers of our growth strategy include:

•

Expand our proppant production capacity and product portfolio. During the fourth quarter of 2011, we executed several initiatives to increase our frac sand production capacity and augment our proppant product portfolio. At our Ottawa, Illinois facility, we implemented operating improvements and installed a new dryer and six mineral separators to increase our annual frac sand production capacity by 900,000 tons. At our Rockwood, Michigan facility, we added 250,000 tons of annual frac sand production capacity by installing a new processing circuit. We are also currently constructing a new resin-coated sand facility that has the capacity to produce up to 400 million pounds of resin-coated sand annually, which will be operational in the first quarter of 2013. We expect to continue to fund this project through a combination of cash on our balance sheet and cash generated from our operations.

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

•

Evaluate both Greenfield and Brownfield expansion opportunities. We will continue to leverage our reputation, processing capabilities and infrastructure to increase production, as well as explore other opportunities to expand our reserve base. We may accomplish this by developing Greenfield projects, where we can capitalize on our technical knowledge of geology, mining and processing and our strong reputation within local communities. In December 2011, we acquired additional ore reserves near Sparta, Wisconsin. We commenced construction of this production facility during the second quarter of 2012 and expect the facility to be completed and fully operational in the second quarter of 2013. Additionally, we may pursue “bolt on” and other opportunistic acquisitions, taking advantage of our asset footprint, our management’s experience with high-growth businesses and our strong customer relationships. We may also evaluate international acquisitions as unconventional oil and natural gas drilling expands globally.

•

Maintain financial strength and flexibility. We intend to maintain financial strength and flexibility to enable us to pursue acquisitions and new growth opportunities as they arise. As of September 30, 2012, we had $93.0 million of cash on hand and $23.8 million of available borrowings under our credit facilities.

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

We primarily sell our products under short-term price agreements or at prevailing market rates. For a limited number of customers, we sell under long-term, competitively-bid supply agreements. As of November 2, 2012, we have nine take-or-pay supply agreements with nine of our customers in the Oil and Gas Proppants end market with initial terms expiring between 2012 and 2016. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge and that our customers will pay for each product. Prices under these agreements are generally fixed and subject to upward adjustment in response to certain cost increases. As a result, our realized prices may not grow at rates consistent with broader industry pricing. For example, during periods of rapid price growth, our realized prices may grow more slowly than those of competitors, and during periods of price decline, our realized prices may outperform industry averages. Additionally, at the time the take-or-pay supply agreements were signed, two of these customers provided advance payments for future shipments aggregating $27.0 million ($7.1 million of these payments was recorded on the balance sheet as deferred revenue as of September 30, 2012). A percentage of these advance payments is recognized as revenue with each ton of applicable product shipped to the customer. Collectively, sales to customers with supply agreements accounted for nearly 31% of our total sales revenues during both the three months ended September 30, 2012 and 2011, and 18% of our total sales revenues during both the nine months ended September 30, 2012 and 2011, respectively.

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

Operating labor costs represented our largest spend category at approximately 12% and 17% of our sales during the three months ended September 30, 2012 and 2011, respectively, and approximately 13% and 17% of our sales during the nine months ended September 30, 2012 and 2011, respectively. We employ a mix of union and non-union labor, with 52% of our workforce being unionized as of September 30, 2012. Our union contracts stipulate annual escalation factors for certain wages and benefits.

We incur significant electricity and drying fuel (principally natural gas) costs in connection with the operation of our processing facilities. Energy costs directly related to the production of our products represented 4% and 8% of our total sales during the three months ended September 30, 2012 and 2011, respectively, and approximately 5% and 8% of our total sales during the nine months ended September 30, 2012 and 2011, respectively.

We capitalize the costs of our mining equipment and generally depreciate it over its expected useful life. Depreciation, depletion and amortization costs represented approximately 5% and 7% of our sales during the three months ended September 30, 2012 and 2011, respectively and 6% and 7% of our sales during the nine months ended September 30, 2012 and 2011, respectively. Preventive and remedial repair and maintenance costs that do not involve the replacement of major components of our equipment and facilities are expensed as incurred. These repair and maintenance costs can be significant due to the abrasive nature of our products and represented approximately 5% and 7% of our sales during the three months ended September 30, 2012 and 2011, respectively, and approximately 6% and 8% of our sales during the nine months ended September 30, 2012 and 2011, respectively.

We also provide a range of logistical services to our customers, including management of truck, rail and barge shipments of our products. Total related transportation costs represented approximately 22% and 15% of sales during the three months ended September 30, 2012 and 2011, respectively, and approximately 19% and 14% of sales during the nine months ended September 30, 2012 and 2011, respectively. During the last twelve months, transportation costs, as a percentage of total revenue, have continued to increase in connection with our increased in-basin transload activity. These costs, together with costs for additional logistical services, are billed back to our customers.

Additionally, we incur expenses related to our corporate operations, including costs for the sales and marketing, research and development, finance, legal, and environmental, health and safety functions of our organization. These costs are principally driven by personnel expenses. In total, our selling, general and administrative costs represented approximately 9% and 9% of sales during the three and nine months ended September 30, 2012, respectively, and 9% and 8% of sales during the three and nine months ended September 30, 2011, respectively. As a public company, we will continue to incur additional legal, accounting, insurance and other expenses that we had not incurred prior to 2012 as a private company, including costs associated with public company reporting requirements. These requirements include compliance with the Sarbanes-Oxley Act of 2002 as well as other rules implemented by the SEC, and applicable stock exchange rules.

Our effective income tax rate was approximately 28% and 27% of pretax earnings in the nine months ended September 30, 2012 and 2011, respectively. Historically, our actual effective tax rates have been lower than the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances.

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

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP measure, is included in this report because it is a key metric used by management to assess our operating performance and by our lenders to evaluate our covenant compliance. Our target performance goals under our incentive compensation plan are tied, in part to our Adjusted EBITDA. In addition, our revolving credit facility (the “Revolver”) contains a fixed charge coverage ratio covenant that we must meet if our excess availability (as defined in the Revolver) falls below $10.0 million, and our Term Loan contains a consolidated leverage ratio covenant that we must meet at the end of each fiscal quarter, both of which are calculated based on our Adjusted EBITDA. Noncompliance with the financial ratio covenants contained in the Revolver and the Term Loan could result in the acceleration of our obligations to repay all amounts outstanding under those agreements. Moreover, the Revolver and the Term Loan contain covenants that restrict, subject to certain exceptions, our ability to make permitted acquisitions, incur additional indebtedness, make restricted payments (including dividends) and retain excess cash flow based, in some cases, on our ability to meet leverage ratios calculated based on our Adjusted EBITDA.

Results of Operations for the Three Months Ended September 30, 2012 and 2011

	For the Three Months Ended September 30,		Percent Change
	2012	2011	’12 vs. ‘11
Sales
Oil & Gas Proppants	$64,538	$24,246	>100.0%
Industrial & Specialty Products	51,347	49,207	4.3%

Total Sales	$115,885	$73,453	57.8%

Sales

Sales increased $42.4 million, or 58%, to $115.9 million for the three months ended September 30, 2012 compared to $73.5 million for the three months ended September 30, 2011. Oil & Gas Proppants sales increased by $40.3 million, accounting for nearly 95% of the total sales growth. Industrial & Specialty Products sales increased $2.1 million, representing 5% of the growth in overall sales.

Oil & Gas Proppants sales increased $40.3 million, or 166%, to $64.5 million for the three months ended September 30, 2012 compared to $24.2 million for the three months ended September 30, 2011. The growth in sales revenue was driven by a combination of increases in volume and pricing. Oil & Gas Proppants volume increased 310.2 thousand tons, or 68%, to 769.0 thousand tons during the three months ended September 30, 2012, driven by year over year growth in the demand for our frac sands and natural proppants. Period over period in response to the continued growth in hydraulic fracturing activity and in an effort to meet demand, we have reallocated certain production from industrial end markets to the Oil and Gas Proppants end market.

Industrial & Specialty Products sales increased $2.1 million, or 4%, to $51.3 million for the three months ended September 30, 2012 compared to $49.2 million for the three months ended September 30, 2011. Period over period growth was driven primarily by pricing with volumes nearly flat, declining only marginally by 4.4 thousand tons, or less than 1%, as we continue to optimize our product mix to maximize margins and profitability.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.9 million, or 94%, to $10.1 million for the three months ended September 30, 2012 compared to $5.2 million for the three months ended September 30, 2011 driven by approximately $1.3 million of year over year increases in employee compensation and benefits related to headcount increase in our sales and marketing function to support the continued growth in our oil and gas business as well as increases in corporate headcount to support our transformation as a public company. Additionally, we continue to incur additional public company costs as well as costs related to growth and expansion initiatives, which include legal, audit and accounting, and consulting and advisory services expenses, which have grown nearly $1.0 million period over period.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense was $6.0 million and $5.3 million for the three months ended September 30, 2012, and 2011, respectively. Year over year increases have been driven by continued increases in capital spending combined with increased depletion due to additional volume of mined silica sands. We expect depreciation, depletion and amortization expense to continue to grow due to a significant increase in capital spending in 2012 for assets which will be placed into service during the fourth quarter of 2012 and first half of 2013.

Operating Income

Operating income increased $12.7 million, or 73%, to $30.1 million for the three months ended September 30, 2012 compared to $17.4 million for the three months ended September 30, 2011 guided by a 58% increase in sales and a 4% increase in gross margin.

Interest Expense

Interest expense decreased $0.5 million, or 13%, to $3.3 million for the three months ended September 30, 2012 compared to $3.8 million for the three months ended September 30, 2011. These savings during the three months ended

September 30, 2012, were due to the conversion to equity of the $15.0 million note payable to our former parent in connection with our initial public offering in January 2012. The note had a stated interest rate equal to 10.0%. The refinancing transaction and the conversion of the note payable drove a reduction in the effective interest rate on our debt for the three months ended September 30, 2012 to 5.06%, compared to an effective rate of 5.32% for the three months ended September 30, 2011.

Provision for Income Taxes

The provision for income taxes increased $4.9 million, or 143%, to $8.3 million for the three months ended September 30, 2012, compared to $3.4 million for the three months ended September 30, 2011 driven by an increase in pre-tax income of 97%. The effective tax rates were 31% for the three months ended September 30, 2012 and 25% for the three months ended September 30, 2011. The increased effective tax rate for the three months ended September 30, 2012 was primarily associated with the filing of our prior year tax returns and revisions to the estimated current year statutory depletion deduction and domestic production deduction.

Net Income/Loss

Net income was $18.8 million and $10.3 million for the three months ended September 30, 2012, and 2011, respectively. Year over year increases are due to the factors noted above.

Results of Operations for the Nine Months Ended September 30, 2012 and 2011

	For the Nine Months Ended September 30,		Percent Change
	2012	2011	’12 vs. ‘11
Sales
Oil & Gas Proppants	$172,845	$69,322	>100.0%
Industrial & Specialty Products	150,230	142,643	5.3%

Total Sales	$323,075	$211,965	52.4%

Sales

Sales increased $111.1 million, or 52.4%, to $323.1 million for the nine months ended September 30, 2012 compared to $212.0 million for the nine months ended September 30, 2011. Oil & Gas Proppants sales increased by $103.5 million, accounting for nearly 93% of the total sales growth. Industrial & Specialty Products sales increased $7.6 million, representing 7% of the growth in overall sales.

Oil & Gas Proppants sales increased $103.5 million, or 149%, to $172.8 million for the nine months ended September 30, 2012 compared to $69.3 million for the nine months ended September 30, 2011. The growth in sales revenue was driven by a combination of increases in volume and pricing. Oil & Gas Proppants volume increased 705.3 thousand tons, or 49%, to 2.133 million tons during the nine months ended September 30, 2012, driven by continued growth in the demand for our frac sands and natural proppants. In response to the continued growth in hydraulic fracturing activity and in an effort to meet demand, we have reallocated certain production from industrial end markets to the Oil & Gas Proppants end market.

Industrial & Specialty Products sales increased $7.6 million, or 5%, to $150.2 million for the nine months ended September 30, 2012 compared to $142.6 million for the nine months ended September 30, 2011. The improvement in sales was due to increases in pricing across most of our end markets combined with an increase in volumes of 17.2 thousand tons, or 1%, to 3.277 million tons during the nine months ended September 30, 2012. Volume growth in our Industrial & Specialty Products segment remains constrained as we continue to optimize our product mix to maximize margins and profitability.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $13.3 million, or 80%, to $29.8 million for the nine months ended September 30, 2012 compared to $16.5 million for the nine months ended September 30, 2011 driven by approximately $6.8 million of year over year increases in employee compensation and benefits related to headcount increase in our sales and marketing function to support the continued growth in our oil and gas business as well as increases in corporate headcount to support our transformation as a public company. We continue to incur additional public company costs as well as costs related to growth and expansion initiatives, which include legal, audit and accounting, and consulting and advisory services expenses, which have grown nearly $2.7 million year over year. Additionally, we incurred additional compensation expense of $1.0 million related to awards of equity instruments to certain management and employees. As a percentage of sales, selling, general and administrative expenses increased 1.4% over prior year.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense was $17.9 million and $15.6 million for the nine months ended September 30, 2012, and 2011, respectively. Year over year increases have been driven by continued increases in capital spending combined with increased depletion due to additional volume of mined silica sands. We expect depreciation, depletion and amortization expense to continue to grow due to a significant increase in capital spending in 2012 for assets which will be placed into service during the fourth quarter of 2012 and the first half of 2013.

Operating Income

Operating income increased $42.1 million, or nearly 88%, to $89.9 million for the nine months ended September 30, 2012 compared to $47.8 million for the nine months ended September 30, 2011 guided by a 52% increase in sales and a 12% increase in gross margin.

Interest Expense

Interest expense decreased $4.0 million, or 27%, to $10.6 million for the nine months ended September 30, 2012 compared to $14.5 million for the nine months ended September 30, 2011. These savings during the nine months ended September 30, 2012, were due to a refinancing of the Term Loan and repayment of the Mezzanine Loan Facility in the second quarter of 2011, as well as the conversion to equity of the $15.0 million note payable to our former parent in connection with our initial public offering in January 2012. The note had a stated interest rate equal to 10.0%. The refinancing transaction and the conversion of the note payable drove a reduction in the effective interest rate on our debt for the nine months ended September 30, 2012 to 5.04%, compared to an effective rate of 6.40% for the nine months ended September 30, 2011.

Provision for Income Taxes

The provision for income taxes increased $15.1 million, or 208%, to $22.6 million for the nine months ended September 30, 2012, compared to $7.5 million for the nine months ended September 30, 2011 driven by an increase in pre-tax income of 188%. The effective tax rates were 28% for the nine months ended September 30, 2012 and 27% for the nine months ended September 30, 2011.

Net Income/Loss

Net income was $57.4 million and $20.2 million for the nine months ended September 30, 2012, and 2011, respectively. Year over year increases are due to the factors noted above.

Liquidity and Capital Resources

Overview

Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to pay dividends to our stockholder, and to finance acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through borrowings under our credit facilities and equity investments. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of September 30, 2012, our working capital was $130.2 million and we had $23.8 million of availability under the Revolver. See “—Credit Facilities—Revolver.”

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

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table:

	For the Nine Months Ended September 30,		Percent Change
	2012	2011	’12 vs. ‘11
Net cash provided by (used in):
Operating activities	$69,989	$22,395	>100.0%
Investing activities	(73,613)	(28,692)	>100.0%
Financing activities	37,435	15,606	>100.0%

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred revenue, deferred income taxes, equity-based compensation and the effect of working capital changes.

Net cash provided by operating activities was $70.0 million for the nine months ended September 30, 2012 compared to $22.4 million for the nine months ended September 30, 2011. This $47.6 million increase in cash provided by operations was primarily the result of a $42.1 million improvement in operating income driven by an increase in sales of 52.4%, offset by a one-time termination fee payment related to the Advisory Agreement of $8.0 million which was accrued at December 31, 2011 and made during the first quarter of 2012 and the net build in working capital year over year of $5.5 million. Several non-cash adjustments during the nine months ended September 30, 2012 and 2011, including a $6.0 million loss related to the early extinguishment of debt in 2011, netted to a minimal impact on cash flows for each period presented.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth and maintenance.

Net cash used in investing activities was $73.6 million in the nine months ended September 30, 2012. This use of cash is due to capital expenditures which totaled $74.9 million for the nine months ended September 30, 2012, partially offset by proceeds of $1.3 million received from the sale of a building and various equipment. Capital expenditures in 2012 have been primarily for the construction of our resin coating production facility in Rochelle, Illinois and the engineering, procurement and construction of a Greenfield raw sand plant in Sparta, Wisconsin. Additionally, we have invested $7.0 million for new equipment, maintenance and upgrades to improve efficiency at our current production facilities, and acquired $0.7 million of additional land and reserves during the period.

Net cash used in investing activities was $28.8 million for the nine months ended September 30, 2011. This use of cash is primarily due to capital expenditures to expand our production capacity at two of our facilities.

Management anticipates that our capital expenditures for 2012 will be approximately $98-108 million, which is primarily associated with our two new facilities in Rochelle, Illinois and Sparta, Wisconsin which are currently under construction. We anticipate that this amount will be sufficient to complete these projects.

Net Cash Provided by Financing Activities

Financing activities consisted primarily of equity issuances and repurchases, capital contributions, borrowings and repayments related to the ABL and Term Loan Facilities, as well as fees and expenses paid in connection with our credit facilities and outstanding checks from our customers.

Net cash provided by financing activities was $37.4 million in the nine months ended September 30, 2012. During the period, we amended and restated the Term Loan to reduce the covenants and restrictions on our activities. In connection with the amendment, we incurred $1.3 million in financing fees which have been capitalized and are being amortized over the remaining life of the loan.

On January 31, 2012, we completed an initial public offering of 2,941,176 shares of our common stock at an offering price of $17.00 per share for an aggregate offering price of approximately $50.0 million (the “IPO”). As a result of the IPO, we received net proceeds of approximately $40.8 million, after deducting $3.5 million of underwriting discounts and commissions and offering expenses of $5.7 million.

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

Additionally, during the nine months ended September 30, 2012, we made scheduled principal repayments on our outstanding debt of $1.95 million.

Net cash provided by financing activities during the nine months ended September 30, 2011 was $15.6 million. During the period, we refinanced the Term Loan and increased the outstanding principal by $95.0 million to $260 million. $75.0 million of the proceeds was used to prepay the Mezzanine Loan Facility in full. We incurred financing fees of $3.9 million and a repayment penalty of $1.5 million in connection with the refinancing.

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

During the first nine months of 2012, we purchased 100,000 shares pursuant to the authorization for $1.072 million as outlined in the following table:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
June 2012	20,000	$10.74	20,000
August 2012	80,000	$10.70	80,000

Total as of September 30, 2012	100,000	$10.72	100,000	$23,928,275

(1)	The program covering the repurchase of up to $25.0 million of our common stock was announced on June 12, 2012. This program expires on December 11, 2013.

Subsequent to September 30, 2012, we repurchased no additional shares of our common stock. As of November 2, 2012, we have the authorization to repurchase up to $23.9 million of our common stock under the program.

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

Borrowing availability under the Revolver is determined by a formula that considers eligible accounts receivable and inventory less any outstanding letters of credit plus a reserve for derivatives. We had no borrowings outstanding as of September 30, 2012, and had $10.0 million of outstanding letters of credit and $1.2 million reserved against derivative agreements, leaving $23.8 million of available borrowings under the Revolver.

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

Term Loan

On November 25, 2008, in connection with our acquisition by an affiliate of Golden Gate Capital (the “Golden Gate Capital Acquisition”), we entered into the Term Loan with various banks and other financial institutions as lenders thereunder and BNP Paribas, as administrative agent. On May 7, 2010, the Term Loan was amended and restated to, among other things, (1) increase the aggregate principal amount available thereunder from $102.0 million to $165.0 million and (2) add an incremental term loan facility in the maximum aggregate principal amount of $25.0 million. On June 8, 2011, the Term Loan was again amended and restated to, among other things, (1) further increase the aggregate principal amount available thereunder to $260.0 million and (2) increase the maximum aggregate principal amount under the incremental Term Loan to $50.0 million (or $100.0 million if the total leverage ratio on a pro forma basis would not exceed 3x).

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

Contractual Obligations

There have been no significant changes to our “Contractual Obligations” table in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2011 Annual Report, other than three new rail car lease agreements that were signed for 106 rail cars which will be paid at $77 thousand per month over the next three to six years.

As of September 30, 2012, debt had decreased by $1.8 million to $260.0 million compared to $261.8 million at December 31, 2011, due to scheduled principal repayments of $1.95 million, net of the amortization of the original issue discount of $126 thousand. As of September 30, 2012, future debt payments, plus interest, totaled $313.0 million and are due as follows: $7.7 million in 2012; $14.7 million in 2013; $14.6 million in 2014; $14.5 million in 2015; $135.8 million in 2016; and $125.7 million thereafter.

As described in Note N, future minimum lease payments totaled $49.5 million and are due as follows: $10.5 million in 2012; $10.2 million in 2013; $7.5 million in 2014; $6.8 million in 2015; $5.4 million in 2016; and $9.2 million thereafter.

Environmental Matters

We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. We may also from time to time incur fines and penalties associated with noncompliance with such laws and regulations. In particular, on September 8, 2011 we voluntarily disclosed potential violations of air emission permits at our Rockwood, Michigan facility to the EPA and the Michigan Department of Environmental Quality, and while no proceedings have been instituted at this time by either agency we could incur penalties or be subject to other requirements in the future as a result of such potential violations. As of September 30, 2012, we had $10.0 million accrued for future reclamation costs, as compared to $9.5 million as of December 31, 2011.

We discuss certain environmental matters relating to our various production and other facilities, certain regulatory requirements relating to human exposure to crystalline silica and our mining activity and how such matters may affect our business in the future under Item 1A, “Risk Factors” and Part II, Item 1, “Legal Proceedings” in our 2011 Annual Report.

Non-GAAP Financial Performance Measures

Segment Contribution Margin

Oil & Gas Proppants contribution margin increased $18.6 million, or 119%, to $34.2 million for the three months ended September 30, 2012 compared to $15.6 million for the three months ended September 30, 2011. Oil & Gas Proppants contribution margin increased $58.7 million, or nearly 134%, to $102.6 million for the nine months ended September 30, 2012 compared to $43.8 million for the nine months ended September 30, 2011 due to the factors noted above.

Industrial & Specialty Products contribution margin increased $0.5 million, or 3%, to $14.2 million for the three months ended September 30, 2012 compared to $13.7 million for the three months ended September 30, 2011. Industrial & Specialty Products contribution margin increased $2.1 million, or 5%, to $40.6 million for the nine months ended September 30, 2012 compared to $38.5 million for the nine months ended September 30, 2011 due to the factors noted above.

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

The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$18,796	$10,342	$57,360	$20,208
Total interest expense, net of interest income	3,276	3,823	10,422	14,481
Provision for taxes	8,302	3,412	22,621	7,533
Total depreciation, depletion and amortization expenses	5,968	5,295	17,920	15,636

EBITDA	36,342	22,872	108,323	57,858
Non-recurring expense (income) (1)	(30)	(1,295)	(469)	(1,295)
Transaction expenses (2)	—	—	156	6,043
Permitted management fees and expenses (3)	—	312	—	938
Non-cash incentive compensation (4)	515	532	1,662	682
Post-employment expenses (excluding service costs) (5)	335	11	1,344	1,267
Other adjustments allowable under our existing credit agreements (6)	357	763	602	862

Adjusted EBITDA	$37,519	$23,195	$111,618	$66,354

(1)	Includes the gain on the sale of assets.
(2)	Includes fees and expenses related to the January 27, 2012 amendment of our Term Loan and Revolver.
(3)	Includes fees and expense paid to Golden Gate Capital for ongoing consulting and management services provided pursuant to an Advisory Agreement entered into in connection with the Golden Gate Capital Acquisition; this Advisory Agreement was terminated in connection with our IPO.
(4)	Includes vesting of incentive equity compensation issued to our employees.
(5)	Includes net pension cost and net post-retirement cost relating to pension and other post-retirement benefit obligations during the applicable period, but in each case excluding the service cost relating to benefits earned during such period. See Note Q to our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(6)	Reflects miscellaneous adjustments permitted under our existing credit agreements, including such items as expenses related to reviewing growth initiatives and potential acquisitions.

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

Copies of our Corporate Governance Guidelines, our Audit Committee and Compensation and Governance Committee

charters, the Code of Conduct for our Board of Directors and Code of Conduct and Ethics for U.S. Silica employees (including the chief executive officer, chief financial officer and corporate controller) can also be found on our website. Any amendments or waivers to the Code of Business Ethics applicable to the chief executive officer, chief financial officer and corporate controller can also be found in the “Investor Relations” section of the U.S. Silica website. Stockholders may also request a free copy of these documents from: U.S. Silica Holdings, Inc., attn.: Investor Relations, 8490 Progress Drive, Suite 300, Frederick, Maryland 21701 (phone: (855) SILICA-7), or IR@ussilica.com.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks, which exist as a part of our ongoing business operations. We use derivative instruments, where appropriate, to manage these risks. As a matter of policy, we do not engage in trading or speculative transactions. Refer to Note L to our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our derivative financial instruments.

Interest Rate Risk

We may use interest rate derivatives in the normal course of our business to manage our interest cost and the risks associated with changing interest rates. These hedge agreements are used to exchange the difference between fixed and variable-rate interest amounts to an agreed-upon notional principal amount. We do not use derivative financial instruments for trading or speculative purposes. By their nature, all such instruments involve risk, including the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract (credit risk) or the possibility that future changes in market price may make a financial instrument less valuable or more onerous (market risk). As is customary for these types of instruments, we do not require collateral or other security from other parties to these instruments. In management’s opinion, there is no significant risk of loss in the event of nonperformance of the counterparties to these financial instruments.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2012, we have assessed that the impact of the credit valuation adjustments on the overall valuation of our derivative positions is not significant. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes the fair value of our derivative instruments at September 30, 2012 and December 31, 2011.

		September 30, 2012			December 31, 2011
	Maturity Date	Contract/Notional Amount	Carrying Amount	Fair Value	Contract/Notional Amount	Carrying Amount	Fair Value
Interest rate cap agreement(1)	2012				$100 million	$—	$—
Interest rate cap agreement(1)	2013	$130 million	$—	$—	$30 million	$11	$11

(1)	Agreements limit the LIBOR floating interest rate base to 4%.

We have designated these contracts as qualified cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings. We had no ineffective contracts as of September 30, 2012.

A hypothetical increase in interest rates by 1.0% would have changed our interest expense by $0.3 million for the three months ended September 30, 2012 and $0.9 million for the nine months ended September 30, 2012. A decrease in interest rates would have had no effect on our interest expense as our debt subject to variable interest rates has a floor which the market rate was below for the duration of the period.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of the above developments, the filing rate of new claims against us over the past three years has decreased to below pre-2001 levels, and we were named as a defendant in two, ten and three new silicosis cases filed in 2009, 2010 and 2011, respectively. During the first nine months of 2012, one additional claim was brought against us. As of November 2, 2012, there are a total of approximately 104 active silica-related products liability claims pending in which we were a defendant and approximately 3,152 inactive claims. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media, and involve various other defendants. We have insurance policies and an indemnity from a former owner that cover certain claims for alleged silica exposure for periods prior to certain dates in 1985 (with respect to the indemnity and certain insurance) and 1986 (with respect to the balance of the insurance). Although the scope of coverage under those policies is currently being litigated, we believe, based on currently available information, they and the indemnity will remain in force.

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

As of September 30, 2012, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our 2011 Annual Report.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of November, 2012.

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