Form 10-Q/A
period 2012-09-30
U.S. SILICA HOLDINGS, INC.
filed 2012-11-08
CIK 1524741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, originally filed with the Securities and Exchange Commission on November 2, 2012, is to furnish Exhibit 101 to the Form 10-Q which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part 1, Item 1 of the Form 10-Q which was previously disclosed in Item 6, Exhibits, but was not furnished.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above. This amendment does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data File on Exhibit 101 hereto is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise is not subject to liability under those sections.

PART II—OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of U.S. Silica Holdings, Inc., effective January 31, 2012.	8-K	001-35416	3.1	February 6, 2012

3.2	Second Amended and Restated Bylaws of U.S. Silica Holdings, Inc., effective January 31, 2012.	8-K	001-35416	3.2	February 6, 2012

4.1	Specimen Common Stock Certificate.	S-1/A	333-175636	4.1	December 7, 2011

4.2	Registration Rights Agreement, dated January 31, 2012, by and between U.S. Silica Holdings, Inc. and GGC USS Holdings, LLC.	8-K	001-35416	4.2	February 6, 2012

31.1+	Rule 13a-14(a)/15(d)-14(a) Certification by Bryan A. Shinn, Chief Executive Officer.

31.2+	Rule 13a-14(a)/15(d)-14(a) Certification by William A. White, Chief Financial Officer.

32.1+	Section 1350 Certification by Bryan A. Shinn, Chief Executive Officer.

32.2+	Section 1350 Certification by William A. White, Chief Financial Officer.

95.1+	Mine Safety Disclosure

99.1+	Consent of The Freedonia Group, Inc.

101*

101.INS XBRL Instance

101.SCH XBRL Taxonomy Extension Schema

101.CAL XBRL Taxonomy Extension Calculation

101.LAB XBRL Taxonomy Extension Labels

101.PRE XBRL Taxonomy Extension Presentation

101.DEF XBRL Taxonomy Extension Definition

*	Filed herewith
+	Previously included in original filing on November 2, 2012

We will furnish any of our shareowners a copy of any of the above Exhibits not included herein upon the written request of such shareowner and the payment to U.S. Silica Holdings, Inc. of the reasonable expenses incurred in furnishing such copy or copies.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 8th day of November, 2012.

U.S. Silica Holdings, Inc.

/s/ WILLIAM A. WHITE
Name:	William A. White
Title:	Chief Financial Officer
(Principal Financial Officer)