Form 10-K
period 2012-12-31
U.S. SILICA HOLDINGS, INC.
filed 2013-02-26
CIK 1524741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-35416

U.S. Silica Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-3718801
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

None

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form    10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the outstanding common stock held by non-affiliates of the registrant as of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $132,166,558, based on the closing price of $11.26 per share, as reported on the New York Stock Exchange.

As of February 26, 2013, 52,936,821 shares of the common stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

U.S. Silica Holdings, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2012

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

•

our ability to implement our capacity expansion plans within our current timetable and budget and our ability to secure demand for our increased production capacity, and the actual operating costs once we have completed the capacity expansion;

•	our ability to succeed in competitive markets;

•	loss of, or reduction in, business from our largest customers;

•	increasing costs or a lack of dependability or availability of transportation services or infrastructure;

•	increases in the prices of, or interruptions in the supply of, natural gas and electricity, or any other energy sources;

•	increases in the price of diesel fuel;

•	diminished access to water;

•	our ability to effectively integrate the manufacture of resin-coated sand with our existing processes;

•	our ability to successfully complete acquisitions or integrate acquired businesses;

•	our ability to make capital expenditures to maintain, develop and increase our asset base and our ability to obtain needed capital or financing on satisfactory terms;

•	substantial indebtedness and pension obligations;

•	restrictions imposed by our indebtedness on our current and future operations;

•	the accuracy of our estimates of mineral reserves and resource deposits;

•	a shortage of skilled labor and rising costs in the mining industry;

•	our ability to attract and retain key personnel;

•	our ability to maintain satisfactory labor relations;

•	our reliance on trade secrets and contractual restrictions, rather than patents, to protect our proprietary rights;

•	our significant unfunded pension obligations and post-retirement health care liabilities;

•	our ability to maintain effective quality control systems at our mining, processing and production facilities;

•	seasonal and severe weather conditions;

•	fluctuations in our sales and results of operations due to seasonality and other factors;

•	interruptions or failures in our information technology systems;

•	the impact of a terrorist attack or armed conflict;

•	our failure to maintain adequate internal controls;

•	extensive and evolving environmental, mining, health and safety, licensing, reclamation and other regulation (and changes in their enforcement or interpretation);

•	silica-related health issues and corresponding litigation;

•	our ability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property; and

•	other factors disclosed in Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our,” “U.S. Silica,” “the Company,” “our business,” “our company” refer to U.S. Silica Holdings, Inc. and its consolidated subsidiaries as a combined entity. Adjusted EBITDA as used herein is a non-GAAP measure. For a detailed description of Adjusted EBITDA, please see the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Business – Adjusted EBITDA” on page 66.

Our Company

Business Overview

We are the second largest domestic producer of commercial silica, a specialized mineral that is a critical input into a variety of attractive end markets. During our 112-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 250 products to customers across these end markets. In our largest end market, oil and gas proppants, our frac sand is used to stimulate and maintain the flow of hydrocarbons in horizontally drilled oil and natural gas wells. This segment of our business is experiencing rapid growth due to recent technological advances in the hydraulic fracturing process, which have made the extraction of large volumes of oil and natural gas from U.S. shale formations economically feasible. Our commercial silica is also used as an economically irreplaceable raw material in a wide range of industrial applications, including glassmaking and chemical manufacturing. Additionally, in recent years a number of attractive new end markets have developed for our high-margin, performance silica products, including high performance glass, specialty coatings, polymer additives and geothermal energy systems.

As of February 26, 2013, we operate 15 production facilities across the United States and control 307 million tons of reserves, including approximately 144 million tons of reserves that can be processed to meet the American Petroleum Institute (“API”) frac sand size specifications. We produce a wide range of frac sand sizes and are one of the few commercial silica producers capable of rail delivery of large quantities of API grade frac sand to most of the major U.S. shale basins. We believe that, due to a combination of these favorable attributes and robust drilling activity in the oil and natural gas industry, we have become a preferred commercial silica supplier to our customers in the oil and gas proppants end market and, consequently, have experienced high demand for our frac sand. To meet this demand, in 2011 we began to invest significant resources to increase our proppant production, including expanding our frac sand capabilities by approximately 1.2 million tons, or approximately 75% above tons sold in 2010, and began constructing a new facility to be fully operational in the first quarter of 2013 to produce resin-coated sand, which significantly expands our addressable proppant market. During the second half of 2012, we expanded our production capacity with the development of a Greenfield site and construction of a production facility near Sparta, Wisconsin and expect the facility to be fully operational in the second quarter of 2013. We expect this new facility to increase our annual production by 1,700,000 tons when fully operational.

Our operations are organized into two segments based on end markets served: (1) Oil & Gas Proppants and (2) Industrial & Specialty Products. Our segments are complementary because our ability to sell to a wide range of customers across end markets allows us to maximize recovery rates in our mining operations, optimize our asset utilization and reduce the cyclicality of our earnings. In 2012, we generated approximately $441.9 million of sales, $150.6 million of Adjusted EBITDA and $79.2 million of net income. These figures represent increases of 50%, 61% and 162%, respectively, compared to 2011. In particular, the Oil & Gas Proppants segment contribution margin grew by 107% in 2012 and represented approximately 72% of total company segment contribution margin, compared to 56% for the prior year.

Corporate History

In August 2007, we were acquired by an affiliate of Harvest Partners, LLC. Soon thereafter, in October 2007, we were acquired by Hourglass Acquisition I, LLC, a direct, wholly owned subsidiary of Harbinger Capital Partners. In November 2008, Hourglass Acquisition I, LLC was acquired by U.S. Silica Holdings, Inc., formerly GGC USS Holdings, Inc., a wholly-owned subsidiary of GGC USS Holdings, LLC (“GGC Holdings”), an affiliate of Golden Gate Capital (“Golden Gate Capital”). The Company was formed by Golden Gate Capital as a Delaware corporation to effect the acquisition of Hourglass Acquisition I, LLC, and through that acquisition U.S. Silica Company, our principal operating subsidiary, became an indirect, wholly owned subsidiary of the Company.

On January 31, 2012, simultaneously with the initial public offering of our common stock, GGC USS Holdings, LLC contributed all of the stock of its wholly-owned subsidiary, GGC RCS Holdings, Inc., whose operating subsidiary is Coated Sand Solutions, LLC (“Coated Sand Solutions”), to us. Coated Sand Solutions develops resin-coated sand proppants for sale into the oil and gas proppants market for use in the hydraulic fracturing process.

Our Strengths

We attribute our success to the following strengths:

•

Large-scale producer with a diverse and high-quality reserve base. Our 15 geographically dispersed production facilities control 307 million tons of reserves, including API size frac sand and large quantities of silica with distinct characteristics, giving us the ability to sell over 250 products to over 1,800 customers. Our large-scale production and logistics capabilities and long reserve life make us a preferred commercial silica supplier to our customers. Our consistent, reliable supply of large quantities of silica gives our customers the security to customize their production processes around our commercial silica. Furthermore, our large scale provides us earnings diversification and a larger addressable market.

•

Geographically advantaged footprint with intrinsic transportation advantages. The strategic location of our facilities and our logistics capabilities enable us to enjoy high customer retention and a larger addressable market. In our Oil & Gas Proppants segment, our network of frac sand production facilities with access to on-site rail and the strategic locations of our transloads serve to create an addressable market that includes every major U.S. shale basin. We believe we are one of the few frac sand producers capable of delivering API grade frac sand cost-effectively to most of the major U.S. shale basins by on-site rail. Additionally, due to the high weight-to-value ratio of many silica products in our Industrial & Specialty Products segment, the proximity of our facilities to our customers’ facilities often results in us being their sole supplier. This advantage has enabled us to enjoy strong customer retention in this segment, with our top five Industrial & Specialty Products segment customers purchasing from us for an average of over 50 years.

•	Low-cost operating structure. We believe the combination of the following factors contributes to our low-cost structure and our high margins:

•	our ownership of the vast majority of our reserves, resulting in mineral royalty rates that were less than 0.3% of our sales in 2012;

•	the close proximity of our mines to their respective processing plants, which allows for a cost-efficient and highly automated production process;

•	our processing expertise, which enables us to create over 250 products with unique characteristics while minimizing waste;

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

•

Strong reputation with our customers and the communities in which we operate. We believe that we have built a strong reputation during our 112-year operating history. Our customers know us for our dependability and our high-quality, innovative products, as we have a long track record of timely delivery of our products according to customer specifications. We also have an extensive network of technical resources, including materials science and petroleum engineering expertise, which enables us to collaborate with our customers to develop new products and improve the performance of their existing applications. We are also well known in the communities in which we operate as a preferred employer and a responsible corporate citizen, which generally serves us well in hiring new employees and securing difficult to obtain permits for expansions and new facilities.

•

Experienced management team. The members of our senior management team bring significant experience to the dynamic environment in which we operate. Their expertise covers a range of disciplines, including industry-specific operating and technical knowledge as well as experience managing high-growth businesses. We believe we have assembled a flexible, creative and responsive team with a mentality that is particularly well suited to the rapidly evolving unconventional oil and natural gas drilling landscape, which is currently the principal driver of our growth.

Our Strategy

The key drivers of our growth strategy include:

•

Expand our oil and gas proppant production capacity and product portfolio. Beginning in the fourth quarter of 2011, we executed several initiatives to increase our frac sand production capacity and augment our proppant product portfolio. At our Ottawa, Illinois facility, we implemented operating improvements and installed a new dryer and six mineral separators to increase our annual frac sand production capacity by 900,000 tons. At our Rockwood, Michigan facility, we added 250,000 tons of annual frac sand production capacity by installing an entirely new processing circuit. In 2012, we neared completion of a new resin-coated sand facility that we expect will resin coat up to 400 million pounds of sand annually and will significantly expand our addressable oil and gas proppant market upon its completion. We expect this production facility to be fully operational in the first quarter of 2013. During the second half of 2012, we expanded our production capacity with the development of a Greenfield site and construction of a production facility near Sparta, Wisconsin and expect the facility to be fully operational in the second quarter of 2013. We expect this new facility will increase our annual production by 1,700,000 tons when fully operational.

•

Increase our presence in industrial and specialty products end markets. We intend to increase our presence and market share in certain industrial and specialty products end markets that we believe are poised for growth. We will continue to work toward transforming our industrial and specialty product segment from a commodity business to a more value-driven approach by developing capabilities and products that assist in enabling us to increase our presence in larger, more profitable markets.

•

Optimize product mix and further develop value-added capabilities to maximize margins. We continue to actively manage our product mix at each of our plants to ensure we maximize our profit margins. This requires us to use our proprietary expertise in balancing key variables, such as mine geology, processing capacities, transportation availability, customer requirements and pricing. In 2012, while our tons sold increased by 14%, we believe this expertise helped enable us to increase our operating income by 96%. We also expect to continue investing in ways to increase the value we provide to our customers by expanding our product offerings, increasing our transportation assets, improving our supply chain management, upgrading our information technology, and creating a world class customer service model.

•

Expand our supply chain network and leverage our logistics capabilities to meet our customers’ needs in each strategic oil and gas basin. We will continue to expand our transload network to ensure product is available to meet the growing in-basin needs of our customers. This approach allows us to provide strong customer service and puts us in a position to take advantage of opportunistic spot market sales. Our plant sites are strategically located to provide access to all Class I railroads, which enables us to cost effectively send product to each of the strategic basins in North America. We can ship product by truck, barge and rail with an ability to connect to short-line railroads as necessary to meet our customers’ evolving in-basin product needs. For example, in 2013, we anticipate opening our San Antonio, Texas unit-train receiving transload facility which was built in partnership with BNSF railroad to support the Eagle Ford basin market. We believe that our supply chain network and logistics capabilities are a competitive advantage that enables us to provide superior service for our customers. We will continue to make strategic investments and develop partnerships with transload operators and transportation providers that will enhance our portfolio of supply chain services that we can provide to customers.

•

Evaluate both Greenfield and Brownfield expansion opportunities. We will continue to leverage our reputation, processing capabilities and infrastructure to increase production, as well as explore other opportunities to expand our reserve base. We may accomplish this by developing Greenfield projects, where we can capitalize on our technical knowledge of geology, mining and processing and our strong reputation within local communities. Additionally, we may pursue other opportunistic acquisitions, taking advantage of our asset footprint, our management’s experience with high-growth businesses and our strong customer relationships. We may also evaluate international acquisitions as unconventional oil and natural gas drilling expands globally.

•

Maintain financial strength and flexibility. We intend to maintain financial strength and flexibility to enable us to pursue acquisitions and new growth opportunities as they arise. On December 31, 2012, we amended our asset-based revolving line-of-credit to, among other items, increase the availability under the agreement by $15.0 million and extend the termination date of the agreement to October 31, 2016. As of December 31, 2012, we had $61.0 million of cash on hand and $32.1 million of available borrowings under our credit facilities.

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

Market and Industry Data

We obtained the industry, market and competitive position data used in this Annual Report on Form 10-K from our own internal estimates and research as well as from industry and general publications and research, surveys and studies conducted by third parties. We have relied upon publications of The Freedonia Group, Inc. (“Freedonia”) as our primary sources for third-party market and industry data. Industry publications, surveys and studies generally state that the information contained therein has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that each of these publications, surveys and studies is reliable, we have not independently verified market and industry data from third-party sources. While we believe our internal company research is reliable and the definitions of our market and industry are appropriate, neither such research nor these definitions have been verified by any independent source.

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

After extracting the ore, the silica is washed with water to remove fine impurities such as clay and organic particles. In some deposits, these fine contaminants or impurities are tightly bonded to the surface of the silica grain and require attrition scrubbing to be removed. Other deposits require the use of flotation to collect and separate contaminants from the silica. When these contaminants are weakly magnetic, special high intensity magnets may be utilized in the process to improve the purity of the final commercial silica product. After the silica has been washed, most output is dried prior to sale.

The final step in the production process involves the classification of commercial silica products according to their chemical purity, particle shape and particle size distribution. Generally, commercial silica is produced and sold in either whole grain (unground) form or ground form. Whole grain silica generally ranges from 12 to 140 mesh. Mesh refers to the number of openings per linear inch on a sizing screen. Whole grain silica products are sold in a range of shapes, sizes and purity levels to be used in a variety of industrial applications, such as glass, foundry, building products, oil and natural gas recovery, filtration and recreation. Some whole grain silica is further processed to ground silica of much smaller particle sizes, ranging from 5 to 250 microns. A micron is one-millionth of a meter.

Product Distribution

Most commercial silica is shipped in bulk to customers by truck or rail. There has been a shift away from truck to rail, as more volumes have been directed to the oil and gas proppants end market, which typically utilizes rail transportation.

For bulk commercial silica, transportation cost represents a significant portion of the overall product cost. Consequently, the majority of production transported by truck is sold within approximately 200 miles of the producing facility. This limitation emphasizes the importance of rail or barge access for low cost delivery outside of the 200-mile truck radius. As a result, facility location is one of the most important considerations for producers and customers. These factors dictate the all-in delivered cost of silica production. Exceptions to this include frac sands used in oil and natural gas recovery and finer grade commercial silica, where transporting the materials long distances is economically feasible due to the relatively high unit values.

In addition to bulk shipments, commercial silica products can be packaged and shipped in 50 to 100 pound bags or bulk super sacks. Bag shipments are usually made to smaller customers with batch operations, warehouse distributor locations or for ocean container shipments made overseas. The products that are shipped in bags are often higher value products, such as ground and fine ground industrial silica.

Primary End Markets

The special properties of commercial silica—chemistry, purity, grain size, color, inertness, hardness and resistance to high temperatures—make it critical to a variety of industries. Commercial silica is a key input in the well completion process, specifically, in the hydraulic fracturing techniques used in unconventional oil and natural gas wells. In the industrial and specialty products end markets, stringent quality requirements must be met when commercial silica is used as an ingredient to produce thousands of everyday products, including glass, building and foundry products and metal castings, as well as certain specialty applications such as solar panels, wind turbines, geothermal energy systems and catalytic converters. Due to the unique properties of commercial silica, it is an economically irreplaceable raw material in a wide range of industrial applications. Our major end markets include:

Oil and Gas Proppants

Commercial silica is used as a proppant by companies involved in oil and natural gas recovery in unconventional resource plays. Unconventional oil and natural gas production requires hydraulic fracturing and other well stimulation techniques to recover oil or natural gas that is trapped in the source rock and typically involves horizontal drilling. Frac sand is pumped down oil and natural gas wells at high pressures to prop open rock fissures in order to increase the flow rate of hydrocarbons from the wells. Additionally, every 4 to 5 years proppants may be used to “re-fracture” the shale and keep the fractures open. Demand for commercial silica in the hydraulic fracturing market is expected to increase 8.0% annually through 2016. This is the fastest expected growth rate of any major market segment, according to a Freedonia report dated October 2012. Based on our own internal and other third-party estimates, we believe commercial silica used by the oil and gas proppants end market increased significantly in 2011 and likely accounted for approximately 44% of total commercial silica volumes in the U.S.

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

The container glass, flat glass and fiberglass end markets are generally mature end markets. Demand for container glass has historically grown in line with population growth, and we expect similar growth in the future. Flat glass and fiberglass tend to be correlated with construction and automotive production activity, and as a result remain depressed relative to peak demand given the contraction of these end markets over the past few years. To the extent construction and domestic automotive production activity continues its recovery in the coming years, which is difficult to predict given current economic uncertainty, we expect that demand in these end markets will continue to increase. See “Risk Factors—Risks Related to Our Business—Our operations are subject to the cyclical nature of our customers’ businesses, and we may not be able to mitigate that risk.”

Building Products

Commercial silica is used in the manufacturing of building products for commercial and residential construction. Whole grain commercial silica products are used in flooring compounds, mortars and grouts, specialty cements, stucco and roofing shingles. Ground commercial silica products are used by building products manufacturers as functional extenders and to add durability and weathering properties to cementious compounds. In addition, geothermal wells are a fast growing alternative energy source that require specialized ground silica products in their well casings for effectiveness. The market for commercial silica used to manufacture building products is driven primarily by the demand in the construction markets. The historical trend for this market has been one of growth, especially in demand for cementious compounds for new construction, renovation and repair. Although the housing construction market experienced a significant decline beginning in 2006 and continuing through 2011, we began to see an increase in permits and housing starts in 2012. To the extent the housing market recovery continues in the coming years, which is difficult to predict given current economic uncertainty, we expect that demand in this end market will increase. See “Risk Factors—Risks Related to Our Business—Our operations are subject to the cyclical nature of our customers’ businesses, and we may not be able to mitigate that risk.”

Foundry

Commercial silica products are used in the production of molds for metal castings and in metal casting products. In addition, commercial whole grain silica is sold to coaters of foundry silica who then sell their product to foundries for cores and shell casting processes. The demand for foundry silica depends on the rate of automobile and light truck production, construction and production of heavy equipment like rail cars. Over the past decade, there has been some movement of foundry supply chains to Mexico and other offshore production areas. In 2010, foundry demand decreased significantly as a result of the decrease in automotive and heavy equipment production. However, we began seeing increases in foundry demand in 2011 and throughout 2012. In 2012, foundry was one of our strongest end markets as revenue was up 7% year over year. To the extent production levels continue to strengthen in the coming years, which is difficult to predict given current economic uncertainty, we expect foundry demand to continue to improve. See “Risk Factors—Risks Related to Our Business—Our operations are subject to the cyclical nature of our customers’ businesses, and we may not be able to mitigate that risk.”

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

Fillers and Extenders

Commercial silica products are sold to producers of paints and coating products for use as fillers and extenders in architectural, industrial and traffic paints and are sold to producers of rubber and plastic for use in the production of epoxy molding compounds and silicone rubber. The commercial silica products used in this end market are most often ground silica, including finer ground classifications. The market for fillers and extenders is driven by demand in the construction and automotive production industries as well as by demand for materials in the housing remodeling industry. Although construction, domestic automotive production and housing remodeling demand decreased in 2009, we have continued to see strengthening in these sectors in 2011 and throughout 2012. To the extent these industries continue to recover in the coming years, which is difficult to predict given current economic uncertainty, we expect demand to improve. See “Risk Factors—Risks Related to Our Business—Our operations are subject to the cyclical nature of our customers’ businesses, and we may not be able to mitigate that risk.”

Demand Trends

U. S. demand for industrial silica has been growing steadily. According to Freedonia, demand for industrial silica grew at a compound annual growth rate (“CAGR”) of 4% from 2001 to 2011. This increase in demand was driven primarily by hydraulic fracturing, which grew at a 27% CAGR from 2001 to 2011, according to a Freedonia report dated October 2012. More recently, the recovery of the U.S. housing and automotive markets has also positively affected silica segments related to the glass, building materials, foundry and fillers and extenders markets.

In the hydraulic fracturing market, although low prices for natural gas in 2012 caused horizontal rig count to decline, frac sand demand continued to increase. This occurred because the growth in demand is also the result of an increase in the amount of frac sand used per rig, which is growing as a result of the following factors:

•	improved drill rig productivity, resulting in more wells drilled per year, per rig;

•	the increase in the number of fracturing sites within each well where fracturing occurs and proppant is needed;

•	the increase in the length of the horizontal distance covered in lateral wells due to advances in horizontal drilling technologies; and

•	the increase in proppant use per foot completed in each fracturing stage.

The following chart identifies trends in the number of horizontal drill rigs from 2002 to 2012 and the CAGR over such period.

Data Source: Baker Hughes, Inc., January 2013

(1)	Data reported as year-end rig count for period (2002-2012). As of February 22, 2013, the horizontal drill rig count was 1,140.

Freedonia projects demand for industrial silica to grow at a CAGR of 6% until 2016, driven by hydraulic fracturing, flat and other glass (non-container) and building products markets according to their report dated October 2012. See “Risk Factors—Risks Related to Our Business—Our operations are subject to the cyclical nature of our customers’ businesses, and we may not be able to mitigate that risk.”

Supply

During 2012, the market increased supply to meet recent shortages and appears to be balanced, though shortages persist in certain coarse grades. The year was also marked by the entry of multiple new players in the silica mining business, concentrated in Wisconsin and Minnesota. New entrants faced serious hurdles to establish their operations, including:

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

Many projects were abandoned, postponed or delayed due to these difficulties. The new entrants who were able to establish themselves often had high cost structures which resulted from these factors. See “Risk Factors—Risks Related to Our Business—Our operations are subject to the cyclical nature of our customers’ businesses, and we may not be able to mitigate that risk.”

Pricing

Historically, commercial silica has been characterized by regional markets created by the high weight-to-value ratio of silica. Since 2000, the increased demand for commercial silica from our customers in both the oil and gas proppants end market and industrial and specialty products end markets and limited supply increases have resulted in favorable pricing trends in both of our operating segments. From 2001 to 2011, North America commercial silica prices increased at an average annual rate of 5.9%, according to a Freedonia report dated October 2012.

The increased demand from the industrial and specialty products end market has assisted the oil and gas end market by using supply and increasing prices. If the use of hydraulic fracturing continues to increase, and if the general economic recovery continues to result in increased demand from our customers in industrial and specialty products end markets, we expect the prices that our products command will continue to increase. See “Risk Factors—Risks Related to Our Business—Our operations are subject to the cyclical nature of our customers’ businesses, and we may not be able to mitigate that risk.”

Our Products

In order to serve a broad range of end markets, we produce and sell a variety of commercial silica products, including whole grain and ground products, as well as other industrial mineral products that we believe complement our commercial silica products.

Whole Grain Silica Products—We sell whole grain commercial silica products in a range of shapes, sizes and purity levels. We sell whole grain silica that has a round shape and high crush strength to be used as frac sand in connection with oil and natural gas recovery, and we have constructed a production facility for resin-coated sand that we expect to be fully operational in the first quarter of 2013. We also sell whole grain silica products in a range of size distributions, grain shapes and chemical purity levels to our customers involved in the manufacturing of glass products, including a low-iron whole grain product sold to manufacturers of architectural and solar glass applications. In addition, we sell over 80 grades of whole grain round silica to the foundry industry and provide whole grain commercial silica to the building products industry. Sales of whole grain commercial silica products accounted for approximately 82%, 78% and 74% of our total sales revenue for 2012, 2011 and 2010, respectively.

Ground Silica Products—Our ground commercial silica products are inherently inert, white and bright, with high purity. We market our ground silica in sizes ranging from 40 to 250 microns for use in plastics, rubber, polishes, cleansers, paints, glazes, textile fiberglass and precision castings. We also produce and market fine ground silica in sizes ranging from 5 to 40 microns for use in premium paints, specialty coatings, sealants, silicone rubber and epoxies. We believe we are currently the only commercial silica producer in the United States that manufactures a 5-micron product. Sales of ground silica products accounted for approximately 14%, 16% and 19% of our total sales revenue for 2012, 2011 and 2010, respectively.

Other Industrial Mineral Products—We also produce and sell certain other industrial mineral products, such as aplite, calcined kaolin clay and magnesium silicate. Aplite is a mineral used to produce container glass and insulation fiberglass and is a source of alumina that has a low melting point and a low tendency to form defects in glass. Calcined kaolin clay is a mineral primarily used as a functional extender. Calcined kaolin clay is chemically inert, has a high covering power, gives desirable flow properties and reduces the amount of expensive pigments required. These characteristics make calcined kaolin clay an ideal functional extender in paints, plastics, specialty coatings and rubber. We also produce and sell a highly selective adsorbent made from a mixture of silica and magnesium, used extensively in preparative and analytical chromatography. Sales of our other industrial mineral products accounted for approximately 4%, 6% and 7% of our total sales revenue for 2012, 2011 and 2010, respectively.

Our Primary End Markets and Customers

We sell our products to a variety of end markets. At the end of 2008, we began investing heavily in our capacity to supply frac sand to customers in the oil and gas proppants end market. Our high-quality reserves of frac sand have enabled us to quickly build a presence in this market, and we have invested in the production of resin-coated sand for the same purpose. Our customers in the oil and gas proppants end market include, among others, Schlumberger Ltd., Nabors Industries Ltd., Texas Specialty Sands, Calfrac and C&J Energy Services, Inc. Sales to the oil and gas proppants end market comprised approximately 55%, 36% and 28% of our total sales revenue in 2012, 2011 and 2010, respectively.

Our primary markets have historically been core industrial end markets with customers engaged in the production of glass, building products, foundry products, chemicals and fillers and extenders. Our diverse customer base drives high recovery rates across our production. We also benefit from strong and long-standing relationships with our customers in each of the industrial and specialty products end markets we serve. In our industrial and specialty products end markets, our customers include such industry leaders as Owens-Illinois, Inc., Owens Corning, Saint-Gobain Glass, The Sherwin-Williams Company and PPG Industries. Sales to our industrial and specialty products end markets comprised approximately 45%, 64% and 72% of our total sales revenue in 2012, 2011 and 2010, respectively.

We primarily sell our products under short term price agreements or at prevailing market rates. For a limited number of our customers, particularly in the oil and gas proppants end market, we sell under long-term, competitively-bid contracts. Sales under these long-term contracts collectively accounted for 31%, 17% and 18% of total company sales revenue in 2012, 2011 and 2010, respectively. Although these long-term contracts would provide us with some downside protection if there were to be a significant reduction in demand for frac sand, we believe that there is, and that there will continue to be, sufficient demand for frac sand such that we would not experience an adverse effect if these long-term contracts are not renewed or are canceled. Historically we have not entered into long-term contracts with our customers in the industrial and specialty products end markets because of the high cost to our customers of switching providers. We typically renegotiate our price agreements with these customers annually.

The following table provides more detail regarding the end markets that we serve and our significant customer relationships in those markets:

End Market	Primary Customers
Oil and Gas Proppants	Schlumberger Limited, Nabors Industries Ltd., Texas Specialty Sands, Calfrac, C&J Energy Services, Inc.

Glass	PPG Industries, Owens-Illinois, Inc., Owens Corning, Saint-Gobain Glass

Building Products	Owens Corning, BASF Corporation, Johns Manville

Foundry	Porter Warner Industries, LLC, Thyssen Krupp Waupaca

Chemicals	PQ Corporation, Occidental Chemical Corporation

Fillers and Extenders	The Sherwin-Williams Company, Dow Corning Corporation

Production

Our 15 production facilities are located primarily in the eastern half of the United States, with operations in Alabama, Illinois, Louisiana, Michigan, Missouri, New Jersey, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wisconsin.

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

In connection with expanding our presence in the oil and gas proppants end market, we are finalizing construction of a facility to produce resin-coated sand for use in the hydraulic fracturing process, which we expect to be fully operational in the first quarter of 2013.

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

In addition, we have certain company-wide quality control mechanisms. We maintain a company-wide quality assurance database that facilitates easy access and analysis of product and process data from all plants. We also have a fully staffed and equipped corporate laboratory that provides critical technical expertise, analytical testing resources and application development to promote product value and cost savings. The lab consists of four departments: a foundry lab, a paint and coatings lab, an analytical lab and a minerals-processing lab. The foundry lab is fully equipped for analyzing foundry silica based on grain size distribution, acidity, acid demand value and turbidity, which is a measure of silica cleanliness. The paint and coatings lab provides formulation, application, and testing of paints, coatings and grouts for end use in fillers and extenders as well as building products. The analytical lab performs various analyses on products for quality control assessment. The minerals processing lab models plant production processes to test variations in deposits and improve our ability to meet customer requirements, and also performs some limited testing of our frac sand products to verify that they meet API size and crush specifications.

Distribution

We ship our commercial silica products direct to our customers by truck, rail or barge. Generally, we utilize trucks for shipments of 200 miles or less from our plant sites and to distribute our bagged products. Given the weight-to-value ratio of most of our products, the majority of our shipments outside this 200-mile radius are by rail. We frequently utilize rail-truck transfer stations to deliver our products to the oil and natural gas industry when this method of transportation provides us with lower delivery costs to specific customers or regions. We are continuously looking to increase the number of available transload points to which we have access. This approach allows us to provide strong customer service and puts us in a position to take advantage of opportunistic spot market sales. Our plant sites are strategically located to provide access to all Class I railroads which enables us to cost effectively send product to each of the strategic shale basins in North America. We can ship product by truck, barge and rail with an ability to connect to short-line railroads as necessary to meet our customers’ evolving in-basin product needs. All three methods of shipping are typically performed with equipment owned by third parties. Both we and our customers lease a significant number of railcars for shipping purposes, as well as to facilitate the short-term storage of our products, particularly our frac sand products. The railcar leasing market is increasingly tight due to rising demand, and we expect to require additional rail cars as we continue to expand our commercial silica production. As of December 31, 2012, we had a leased fleet of 1,597 rail cars and are currently negotiating additional leases. We believe that we will have access to a sufficient supply of railcars to meet our needs.

For some of our high margin, finer ground commercial silica and other specialty products such as calcined kaolin clay, we can effectively distribute our products nationally and, in some cases, internationally. These sales are typically made through distributors and are shipped by rail to North American locations and by ocean-going barge to international locations.

Our Reserves

We believe we have a broad and high quality mineral reserves base due to our strategically located mines and facilities. At December 31, 2012, we estimate that we had approximately 307 million tons of proven and probable recoverable mineral reserves. The quantity and nature of the mineral reserves at each of our properties are estimated by our internal geologists and mining engineers. Our internal geologists and engineers update our reserve estimates annually, making necessary adjustments for operations at each location during the year and additions or reductions due to property acquisitions and dispositions, quality adjustments and mine plan updates. Before acquiring new reserves, we perform surveying, drill core analysis and other tests to confirm the quantity and quality of the acquired reserves. In some instances, we acquire the mineral rights to reserves without actually taking ownership of the properties. For more information related to our production facilities, deposits and reserves, see Item 2, “Properties”.

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

Our commercial team can be divided into four units:

•

Sales—Our sales team is organized by both region and end market. Domestically, we have an experienced group of regional sales managers underneath a national sales director, along with dedicated team members for the oil and gas proppants and the industrial and specialty end markets. Our oil and gas proppants team is based out of an office in Houston staffed by a petroleum engineer and other experts with in-depth market and technical knowledge. Internationally, we opened our first office abroad in 2011 in Shanghai, China, through which we expect to establish key partnerships with local industry leaders and develop business opportunities across the Asia Pacific region. As we make decisions to enter or expand our presence in certain end markets or regions, we will continue to add dedicated team members to support that growth.

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

•	Technical—Our technical team is anchored by our corporate laboratory in Berkeley Springs, West Virginia. At this facility, we perform a variety of analyses including:

•	analytical chemistry by X-Ray Fluorescence (“XRF”) and Inductively Coupled Plasma (“ICP”) spectroscopy;

•	particle characterization by sieve, SediGraph, Brunauer, Emmett and Teller (“BET”) surface area and microscopy;

•	ore evaluation by mineral processing, flotation and magnetic separation;

•	API frac sand evaluation, including crush resistance; and

•	American Foundry Society (“AFS”) green sand evaluation by various foundry sand tests.

Many other product analyses are performed locally at our 15 production facilities to support new product development, plant operations and customer quality requirements.

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

Competition

Both of our reporting segments operate in highly competitive markets that are characterized by a small number of large, national producers and a larger number of small, regional or local producers. According to a January 2013 publication by the United States Geological Survey (“USGS”), in 2012, there were 87 producers of commercial silica with a combined 159 active operations in 33 states within the United States. Competition in the industry across both of our reporting segments is based on price, consistency and quality of product, site location, distribution capability, customer service, reliability of supply, breadth of product offering and technical support. As transportation costs are a significant portion of the total cost to customers of commercial silica—in many instances transportation costs can represent more than 50% of delivered cost—the commercial silica market is typically local, and competition from beyond the local area is limited. Notable exceptions to this are the frac sand and fillers and extenders markets, where certain product characteristics are not available in all deposits and not all plants have the requisite processing capabilities, necessitating that some products be shipped for extended distances.

Because the markets for our products are typically local, we also compete with smaller, regional or local producers. For instance, in recent years there has been an increase in the number of small producers servicing the frac sand market due to an increased demand for hydraulic fracturing services.

Intellectual Property

Other than operating licenses for our mining and processing facilities, there are no third-party patents, licenses or franchises material to our business. Our intellectual property primarily consists of trade secrets, know-how and trademarks, including our name “U.S. Silica” and products such as “OTTAWA WHITE.” We strategically rely on trade secrets, rather than patents, to protect our proprietary processes, methods, documentation and other technologies, as well as certain other business information. Patent protection requires a costly and uncertain federal registration process that would place our confidential information in the public domain. Typically, we utilize trade secrets to protect the formulations and processes we use to manufacture our products and to safeguard our proprietary formulations and methods. We believe we can effectively protect our trade secrets indefinitely through the use of confidentiality agreements and other security measures.

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

Employees

As of December 31, 2012, we employed a workforce of 785 employees, the majority of whom are hourly wage plant workers living in the areas surrounding our mining facilities. The majority of our hourly employees are represented by labor unions that include the Teamsters, United Steelworkers, Paper Allied-Industrial Chemical & Energy, Glass/Molders/Pottery/Plastics and Laborers. We believe that we maintain good relations with our workers and their respective unions and have not experienced any material strikes or work stoppages since 1987.

Our employees average approximately 14 years of tenure with us, and we have an annual employee turnover rate of 8%. We believe this low turnover rate has directly contributed to improved process efficiencies and safety, which in turn help drive cost reductions. We believe our labor rates compare favorably to other mining and manufacturing facilities in the same geographic areas. We maintain workers’ compensation coverage in amounts required by law and have no material claims pending. We also offer all full-time employees a competitive package of employee benefits, which includes medical, dental, life and disability coverage.

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

Regulation and Legislation

Mining and Workplace Safety

Federal Regulation

The U.S. Mine Safety and Health Administration (“MSHA”) is the primary regulatory organization governing the commercial silica industry. Accordingly, MSHA regulates quarries, surface mines, underground mines and the industrial mineral processing facilities associated with quarries and mines. The mission of MSHA is to administer the provisions of the Federal Mine Safety and Health Act of 1977 and to enforce compliance with mandatory safety and health standards. MSHA works closely with the Industrial Minerals Association, a trade association in which we have a significant leadership role, in pursuing this mission. As part of MSHA’s oversight, representatives perform at least two unannounced inspections annually for each above-ground facility. To date these inspections have not resulted in any citations for material violations of MSHA standards. For additional information regarding mining and workplace safety, including MSHA safety and health violations and assessments in 2012, see Item 4, “Mine Safety Disclosures”.

We also are subject to the requirements of the U.S. Occupational Safety and Health Act (“OSHA”) and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA Hazard Communication Standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and the public. OSHA regulates the customers and users of commercial silica and provides detailed regulations requiring employers to protect employees from overexposure to silica bearing dust through the enforcement of permissible exposure limits and the OSHA Hazard Communication Standard.

Internal Controls

We adhere to a strict occupational health program aimed at controlling exposure to silica bearing dust, which includes dust sampling, a respiratory protection program, medical surveillance, training and other components. Our safety program is designed to ensure compliance with the standards of our Occupational Health and Safety Manual and MSHA regulations. For both health and safety issues, extensive training is provided to employees. We have safety committees at our plants made up of salaried and hourly employees. We perform annual internal health and safety audits and conduct annual crisis management drills to test our plants’ abilities to respond to various situations. Health and safety programs are administered by our corporate health and safety department with the assistance of plant Environmental, Health and Safety Coordinators.

Environmental Matters

We and the commercial silica industry are subject to extensive governmental regulation on, among other things, matters such as permitting and licensing requirements, plant and wildlife protection, hazardous materials, air and water emissions and environmental contamination and reclamation. A variety of state, local and federal agencies enforce this regulation.

Federal Regulation

At the federal level, we may be required to obtain permits under Section 404 of the Clean Water Act from the U.S. Army Corps of Engineers for the discharge of dredged or fill material into waters of the United States, including wetlands and streams, in connection with our operations. We also may be required to obtain permits under Section 402 of the Clean Water Act from the U.S. Environmental Protection Agency (“EPA”) (or the relevant state environmental agency in states where the permit program has been delegated to the state) for discharges of pollutants into waters of the United States, including discharges of wastewater or stormwater runoff associated with construction activities. Failure to obtain these required permits or to comply with their terms could subject us to administrative, civil and criminal penalties as well as injunctive relief.

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

Additionally, some of our operations are located on properties that historically have been used in ways that resulted in the release of contaminants, including hazardous substances, into the environment, and we could be held liable for the remediation of such historical contamination. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, and comparable state laws impose joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of hazardous substances into the environment. These persons include the owner or operator of the site where the release occurred and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to liability for the costs of cleaning up the hazardous substances, for damages to natural resources, and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

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

State and Local Regulation

Because our operations are located in numerous states, we are also subject to a variety of different state and local environmental review and permitting requirements. Some states in which our projects are located or are being developed have state laws similar to NEPA; thus our development of new sites or the expansion of existing sites may be subject to comprehensive state environmental reviews even if they are not subject to NEPA. In some cases, the state environmental review may be more stringent than the federal review. Our operations may require state law based permits in addition to federal permits, requiring state agencies to consider a range of issues, many the same as federal agencies, including, among other things, a project’s impact on wildlife and their habitats, historic and archaeological sites, aesthetics, agricultural operations and scenic areas. Some states also have specific permitting and review processes for commercial silica mining operations, and states may impose different or additional monitoring or mitigation requirements than federal agencies. The development of new sites and our existing operations also are subject to a variety of local environmental and regulatory requirements, including land use, zoning, building and transportation requirements.

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

We have a long history of positive engagement with the communities that surround our existing mining operations. We have 8% employee turnover and have had no significant strikes in more than 26 years, evidence of the strong relationship we have with our employees. We believe this strong relationship helps foster good relations with the communities in which we operate. Although additional regulatory requirements could negatively impact our business, financial condition and results of operations, we believe our existing operations are less likely to be negatively impacted by virtue of our good community relations.

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

Availability of Reports; Website Access; Other Information

Our internet address is http://www.ussilica.com. Through “Investor Relations” — “SEC Filings” on our home page, we make available free of charge our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our proxy statements, our current reports on Form 8-K, SEC Forms 3, 4 and 5 and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our reports filed with the SEC are also made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available on its website at www.sec.gov.

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

Demand in many of the end markets for commercial silica is driven by the construction and automotive industries. For example, the flat glass market depends on the automotive and commercial and residential construction and remodeling markets. The market for commercial silica used to manufacture building products is driven primarily by demand in the construction markets. The demand for foundry silica depends on the rate of automobile, light truck and heavy equipment production as well as construction. In the automotive industry, North American car and truck production was up 17% in 2012, but remains below pre-recession levels. Housing starts in 2012 were approximately 780,000 units, a 28% improvement over 2011 but still only a fraction of the peak rate of 2.1 million units in 2005. The demand for frac sand is driven by demand for oil and natural gas. In periods of lower economic productivity or recession, oil and natural gas prices tend to decrease, as they did during late 2008 and portions of 2009, which, in turn, causes exploration and production companies to reduce their exploration, development, production and well completion activities. The reduced level of such activities could result in a corresponding decline in the demand for frac sand. In addition, given that silica transportation represents one of our customers’ largest costs, if, in response to economic pressures, our customers choose to move their production offshore, the increased logistics costs could reduce demand for our products. Continued weakness in the industries we serve has had, and may in the future have, an adverse effect on sales of our products and our results of operations. A continued or renewed economic downturn in one or more of the industries or geographic regions that we serve, or in the worldwide economy, could cause actual results of operations to differ materially from historical and expected results.

Our operations are subject to operating risks that are often beyond our control and could adversely affect production levels and costs, and such risks may not be covered by insurance.

Our mining, processing and production facilities are subject to risks normally encountered in the commercial silica industry. These risks include:

•	changes in the price and availability of transportation;

•	changes in the price and availability of natural gas or electricity;

•	unusual or unexpected geological formations or pressures;

•	pit wall failures or rock falls;

•	unanticipated ground, grade or water conditions;

•	inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change;

•	environmental hazards;

•	industrial accidents;

•	changes in laws and regulations (or the interpretation thereof) related to the mining and hydraulic fracturing industries, silica dust exposure or the environment;

•	inability to acquire or maintain necessary permits or mining or water rights;

•	restrictions on blasting operations;

•	inability to obtain necessary production equipment or replacement parts;

•	reduction in the amount of water available for processing;

•	technical difficulties or failures;

•	labor disputes;

•	late delivery of supplies;

•	fires, explosions or other accidents; and

•	facility shutdowns in response to environmental regulatory actions.

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

A significant portion of our sales are generated at our plants located in Ottawa, Illinois and Mill Creek, Oklahoma. These plants represented a combined 58% of our total sales in 2012 and 52% of our total sales in both 2011 and 2010. Any adverse development at these plants or in the end markets these plants serve, including adverse developments due to catastrophic events or weather, decreased demand for commercial silica products, a decrease in the availability of transportation services or adverse developments affecting our customers, could have a material adverse effect on our financial condition and results of operations.

Our business and financial performance depend on the level of activity in the oil and natural gas industries.

Our operations that produce frac sand are materially dependent on the levels of activity in natural gas and oil exploration, development and production. More specifically, the demand for the frac sand we produce is closely related to the number of natural gas and oil wells completed in geological formations where sand-based proppants are used in fracture treatments. These activity levels are affected by both short—and long-term trends in natural gas and oil prices. In recent years, natural gas and oil prices and, therefore, the level of exploration, development and production activity, have experienced significant fluctuations. Worldwide economic, political and military events, including war, terrorist activity, events in the Middle East and initiatives by the Organization of the Petroleum Exporting Countries (“OPEC”), have contributed, and are likely to continue to contribute, to price volatility. Additionally, warmer than normal winters in North America and other weather patterns may adversely impact the short-term demand for natural gas and, therefore, demand for our products. Reduction in demand for natural gas to generate electricity could also adversely impact the demand for frac sand. Natural gas prices continued to be low in 2012 when compared to pre-recession levels. A prolonged reduction in natural gas and oil prices would generally depress the level of natural gas and oil exploration, development, production and well completion activity and result in a corresponding decline in the demand for the frac sand we produce. Such a decline could have a material adverse effect on our results of operations and financial condition. In addition, any future decreases in the rate at which oil and natural gas reserves are discovered or developed, whether due to increased governmental regulation, limitations on exploration and drilling activity or other factors, could have a material adverse effect on our business, even in a stronger natural gas and oil price environment.

We may be adversely affected by decreased demand for frac sand or the development of either effective alternative proppants or new processes to replace hydraulic fracturing.

Frac sand is a proppant used in the completion and re-completion of natural gas and oil wells through hydraulic fracturing. Frac sand is the most commonly used proppant and is less expensive than ceramic proppant, which is also used in hydraulic fracturing to stimulate and maintain oil and natural gas production. A significant shift in demand from frac sand to other proppants, such as ceramic proppants, could have a material adverse effect on our financial condition and results of operations. The development and use of other effective alternative proppants, or the development of new processes to replace hydraulic fracturing altogether, could also cause a decline in demand for the frac sand we produce and could have a material adverse effect on our financial condition and results of operations.

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

The federal Safe Drinking Water Act (the “SDWA”) regulates the underground injection of substances through the Underground Injection Control Program (the “UIC Program”). Hydraulic fracturing generally has been exempt from federal regulation under the UIC Program, and the hydraulic fracturing process has been typically regulated by state or local governmental authorities. Although we do not directly engage in hydraulic fracturing activities, our customers purchase our frac sand for use in their hydraulic fracturing operations. The EPA, however, has taken the position that certain aspects of hydraulic fracturing with fluids containing diesel fuel may be subject to regulation under the UIC Program, specifically as “Class II” UIC wells. The EPA also issued final rules in 2012 that included the first federal air standards for natural gas wells that are hydraulically fractured, along with other requirements for several other sources of pollution in the oil and gas industry that had not been regulated at the federal level. In addition, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, a committee of the U.S. House of Representatives (the “House”) conducted an investigation of hydraulic fracturing practices and a subcommittee of the Secretary of Energy Advisory Board (the “SEAB”) of the U.S. Department of Energy was tasked with recommending steps to improve the safety and environmental performance of hydraulic fracturing. As part of these studies, the EPA, the House committee and the SEAB subcommittee requested that certain companies provide them with information concerning the chemicals used in the hydraulic fracturing process. These studies could potentially spur initiatives to regulate hydraulic fracturing under the SDWA or otherwise. The SEAB subcommittee issued a preliminary report in August 2011 and a final report in November 2011 recommending, among other things, measures to improve and protect air and water quality, improvements in communication among state and federal regulators, elimination of diesel fuel in shale gas production, disclosure of fracturing fluid composition and the creation of a publicly accessible database organizing all publicly disclosed information with respect to hydraulic fracturing operations. Legislation has been introduced before the U.S. Congress to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. If this or similar legislation becomes law, the legislation could establish an additional level of federal regulation that may lead to additional permitting requirements or other operating restrictions, making it more difficult to complete natural gas wells in shale formations. This could increase our customers’ costs of compliance and doing business or otherwise adversely affect the hydraulic fracturing services they perform, which may negatively impact demand for our frac sand products.

In addition, the federal Bureau of Land Management (the “BLM”) and various state, local and foreign governments have implemented, or are considering, increased regulatory oversight of hydraulic fracturing through additional permitting requirements, operational restrictions, disclosure requirements and temporary or permanent bans on hydraulic fracturing in certain areas such as environmentally sensitive watersheds. For example, Vermont banned hydraulic fracturing in the state in 2012 and certain states such as New York and New Jersey issued moratoriums on hydraulic fracturing while they considered studies of and regulations regarding hydraulic fracturing, although New Jersey’s moratorium recently expired. A number of local municipalities across the United States have instituted measures resulting in temporary or permanent bans on or otherwise limiting or delaying hydraulic fracturing in their jurisdictions. Such moratoriums and bans could make it more difficult to conduct hydraulic fracturing operations and increase our customers’ cost of doing business, which could negatively impact demand for our frac sand products. The BLM also proposed and is in the process of reconsidering regulations requiring disclosure of chemicals used in the hydraulic fracturing process both before and after any drilling on federal public land, and Arkansas, Colorado, Idaho, Indiana, Louisiana, Michigan, Montana, New Mexico, North Dakota, Ohio, Oklahoma, Pennsylvania, Texas, Utah and Virginia have issued regulations which impose various disclosure requirements on hydraulic fracturing operators. The availability of information regarding the constituents of hydraulic fracturing fluids could make it easier for third parties opposing the hydraulic fracturing process to initiate individual or class action legal proceedings based on allegations that specific chemicals used in the hydraulic fracturing process could adversely affect groundwater and drinking water supplies or otherwise cause harm to human health or the environment. Moreover, disclosure to third parties or to the public, even if inadvertent, of our customers’ proprietary chemical formulas could diminish the value of those formulas and result in competitive harm to our customers, which could indirectly impact our business, financial condition and results of operations.

The adoption of new laws or regulations at the federal, state, local or foreign levels imposing reporting obligations on, or otherwise limiting or delaying, the hydraulic fracturing process could make it more difficult to complete natural gas wells in shale formations, increase our customers’ costs of compliance and doing business and otherwise adversely affect the hydraulic fracturing services they perform, which could negatively impact demand for our frac sand products. In addition, heightened political, regulatory and public scrutiny of hydraulic fracturing practices could potentially expose us or our customers to increased legal and regulatory proceedings, and any such proceedings could be time-consuming, costly or result in substantial legal liability or significant reputational harm. Any such developments could have a material adverse effect on our business, financial condition and results of operations, whether directly or indirectly. For example, we could be directly affected by adverse litigation involving us, or indirectly affected if the cost of compliance limits the ability of our customers to operate in the geographic areas we serve.

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

We may not be able to successfully implement our capacity expansion plans within our current timetable, the actual costs of the capacity expansion may exceed our current estimated costs and we may not be able to secure demand for the incremental production capacity. In addition, actual operating costs once we have completed the capacity expansion may be higher than anticipated.

We are currently constructing a new facility to produce resin-coated sand, a higher crush-strength alternative to traditional frac sand, in Rochelle, Illinois, that will be designed to coat up to 400 million pounds annually. This facility is scheduled to become fully operational in the first quarter of 2013. In December 2011, we acquired land in Sparta, Wisconsin, and commenced construction of a production facility in the second quarter of 2012. We expect this facility to be completed and fully operational in the second quarter of 2013.

Under our current business plan, we expect to fund our expansion plan through a combination of cash on our balance sheet, cash generated from our operations and the proceeds of our initial public offering of common stock. If the assumptions on which we based our estimated capital expenditures change or are inaccurate, we may require additional funding. Such funding may not be available on terms acceptable to us, or at all. Moreover, actual operating costs once we have completed the capacity expansion may be higher than initially anticipated. We also have not secured off-take commitments for the incremental production from our capacity expansion plans, and we may not be able to secure such commitments. Furthermore, substantial investments in transportation infrastructure will be required to effectively execute the capacity expansion, and we may not be successful in expanding our logistical capabilities to accommodate the additional production capacity.

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

Our future performance will depend on our ability to succeed in competitive markets, and on our ability to appropriately react to potential fluctuations in demand for and supply of our products.

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

We compete with large, national producers such as Unimin Corporation, Fairmount Minerals, Ltd., Badger Mining Corporation and Premier Silica. Our larger competitors may have greater financial and other resources than we do, may develop technology superior to ours or may have production facilities that are located closer to key customers than ours.

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

Our top ten customers made up 37%, 44% and 43% of our total sales revenue during the years ended December 31, 2012, 2011, and 2010, respectively, with no single customer accounting for more than 10% of the total sales revenue in any given year. During 2012, we had long-term, competitively-bid supply contracts with nine customers in the oil and gas proppants end market, three of which were among our top ten overall customers, including our top customer for 2012. These agreements have initial terms expiring between 2013 and 2016. As of February 26, 2013, we maintained long-term supply contracts with eight customers, including three of our top ten customers. While some of our largest customers have entered into supply contracts with us, these customers may not continue to purchase the same levels of our commercial silica products in the future due to a variety of reasons, contract requirements notwithstanding. For example, some of our top customers could go out of business or, alternatively, be acquired by other companies that purchase the same products and services provided by us from other third-party providers. Our customers could also seek to capture and develop their own sources of commercial silica. If any of our major customers substantially reduces or altogether ceases purchasing our commercial silica products, we could suffer a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

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

Energy costs, primarily natural gas and electricity, represented approximately 5% of our total sales in 2012. Natural gas is the primary fuel source used for drying in the commercial silica production process and, as such, our profitability is impacted by the price and availability of natural gas we purchase from third parties. The price and supply of natural gas are unpredictable and can fluctuate significantly based on international, political and economic circumstances, as well as other events outside our control, such as changes in supply and demand due to weather conditions, actions by OPEC and other oil and natural gas producers, regional production patterns and environmental concerns. In addition, potential climate change regulations or carbon or emissions taxes could result in higher production costs for energy, which may be passed on to us in whole or in part. In the past, the price of natural gas has been extremely volatile, and we expect this volatility to continue. For example, during the year ended December 31, 2012, the monthly closing price of natural gas on the New York Mercantile Exchange ranged from a high of $3.70 per million British Thermal Units (“BTUs”) to a low of $2.04 per million BTUs. In order to manage this risk, we may hedge natural gas prices through the use of derivative financial instruments, such as forwards, swaps and futures. However, these measures carry risk (including nonperformance by counterparties) and do not in any event entirely eliminate the risk of decreased margins as a result of natural gas price increases. A significant increase in the price of energy that is not recovered through an increase in the price of our products or covered through our hedging arrangements or an extended interruption in the supply of natural gas or electricity to our production facilities could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

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

We have, and we will continue to have, a significant amount of indebtedness. As of December 31, 2012, we had $255.4 million of outstanding indebtedness. Under our revolving credit facility (the “Revolver”), as of December 31, 2012, we had no outstanding borrowings, $10.9 million of outstanding letters of credit and $32.1 million of borrowing availability. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. We also have, and will continue to have, significant pension obligations. As of December 31, 2012, our unfunded pension obligations totaled $26.8 million. Our substantial indebtedness and pension obligations could have other important consequences to you and significant effects on our business. For example, they could:

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

Our ability to comply with these restrictions and covenants is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in our credit facilities, a significant portion of our indebtedness may become immediately due and payable and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our credit facilities are secured by substantially all of our assets, and if we are unable to repay our indebtedness under our credit facilities, the lenders could seek to foreclose on our assets. Our Revolver limits the amounts we can borrow to a borrowing base amount. Outstanding borrowings in excess of the borrowing base are required to be repaid immediately upon demand by the lender.

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

We base our mineral reserve and resource estimates on engineering, economic and geological data assembled and analyzed by our engineers and geologists, which are reviewed periodically by outside firms. However, commercial silica reserve estimates are necessarily imprecise and depend to some extent on statistical inferences drawn from available drilling data, which may prove unreliable. There are numerous uncertainties inherent in estimating quantities and qualities of commercial silica reserves and non-reserve commercial silica deposits and costs to mine recoverable reserves, including many factors beyond our control. Estimates of economically recoverable commercial silica reserves necessarily depend on a number of factors and assumptions, all of which may vary considerably from actual results, such as:

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

We depend to a large extent on the services of our senior management team and other key personnel. Members of our senior management and other key employees have extensive experience and expertise in evaluating and analyzing industrial mineral properties, maximizing production from such properties, marketing industrial mineral production and developing and executing financing and hedging strategies. Competition for management and key personnel is intense, and the pool of qualified candidates is limited. The loss of any of these individuals or the failure to attract additional personnel, as needed, could have a material adverse effect on our operations and could lead to higher labor costs or the use of less-qualified personnel. In addition, if any of our executives or other key employees were to join a competitor or form a competing company, we could lose customers, suppliers, know-how and key personnel. We do not maintain key-man life insurance with respect to any of our employees. Our success will be dependent on our ability to continue to attract, employ and retain highly skilled personnel.

Our profitability could be negatively affected if we fail to maintain satisfactory labor relations.

As of December 31, 2012, various labor unions represented approximately 50% of our employees. If we are unable to renegotiate acceptable collective bargaining agreements with these labor unions in the future, we could experience, among other things, strikes, work stoppages or other slowdowns by our workers and increased operating costs as a result of higher wages, health care costs or benefits paid to our employees. An inability to maintain good relations with our workforce could cause a material adverse effect on our business and results of operations.

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

Many of our employees participate in our defined benefit pension plans. In 2012, we made payments totaling $4.8 million toward reducing the unfunded liability of our defined benefit pension plans. Declines in interest rates or the market values of the securities held by the plans, or other adverse changes, could materially increase the underfunded status of our plans and affect the level and timing of required cash contributions. To the extent we use cash to reduce these unfunded liabilities, the amount of cash available for our working capital needs would be reduced. In addition, under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Pension Benefit Guaranty Corporation (“PBGC”) has the authority to institute proceedings to terminate a pension plan if (1) the plan has not met the minimum funding requirements, (2) the plan cannot pay current benefits when due, (3) a lump sum payment has been made to a participant who is a substantial owner of the sponsoring company (and certain other technical conditions exist) or (4) the loss to the PBGC is reasonably expected to increase unreasonably over time if the plan is not terminated. In the event our tax-qualified pension plans are terminated by the PBGC, we could be liable to the PBGC for the underfunded amount, which could trigger default provisions in our credit facilities. As of December 31, 2012, our pension obligation was $107.6 million (with plan assets of $80.9 million). The amount of cash ultimately required to fund these obligations will vary based on a number of factors including future return on assets, mortality rates and other such actuarial assumptions. Based on current assumptions, we expect to pay $2.3 million in the year 2013, a total of $9.3 million for the two-year period from 2014 through 2015, a total of $7.0 million for the two-year period from 2016 through 2017 and a total of $8.1 million thereafter.

We also have a post-retirement health and life insurance plan for many of our employees. The post-retirement benefit plan is unfunded. We derive post-retirement benefit expense from an actuarial calculation based on the provisions of the plan and a number of assumptions provided by us including information about employee demographics, retirement age, future health care costs, turnover, mortality, discount rate, amount and timing of claims and a health care inflation trend rate. Our post-retirement healthcare obligations were $25.7 million as of December 31, 2012. Based on current assumptions, we expect to pay $1.3 million in the year 2013, a total of $2.9 million for the two-year period from 2014 through 2015, a total of $3.1 million for the two-year period from 2016 through 2017 and a total of $18.4 million thereafter. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations.”

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

We are subject to a variety of federal, state and local regulatory environmental requirements affecting the mining and mineral processing industry, including among others, those relating to employee health and safety, environmental permitting and licensing, air and water emissions, greenhouse gas emissions, water pollution, waste management, remediation of soil and groundwater contamination, land use, reclamation and restoration of properties, hazardous materials and natural resources. These laws, regulations and permits have had, and will continue to have, a significant effect on our business. Some environmental laws impose substantial penalties for noncompliance, and others, such as CERCLA, impose strict, retroactive and joint and several liability for the remediation of releases of hazardous substances. Liability under CERCLA, or similar state and local laws, may be imposed as a result of conduct that was lawful at the time it occurred or for the conduct of, or conditions caused by, prior operators or other third parties. Failure to properly handle, transport, store or dispose of hazardous materials or otherwise conduct our operations in compliance with environmental laws could expose us to liability for governmental penalties, cleanup costs and civil or criminal liability associated with releases of such materials into the environment, damages to property or natural resources and other damages, as well as potentially impair our ability to conduct our operations. In addition, future environmental laws and regulations could restrict our ability to expand our facilities or extract our mineral deposits or could require us to acquire costly equipment or to incur other significant expenses in connection with our business. Future events, including changes in any environmental requirements (or their interpretation or enforcement) and the costs associated with complying with such requirements, could have a material adverse effect on us.

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

Since at least 1975, we and/or our predecessors have been named as a defendant, usually among many defendants, in numerous products liability lawsuits brought by or on behalf of current or former employees of our customers alleging damages caused by silica exposure. As of December 31, 2012, we were the subject of approximately 102 active silica exposure claims, and, as of February 26, 2013, approximately 3,147 inactive claims. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media and have been filed in the states of Texas, Louisiana and Mississippi, although some cases have been brought in many other jurisdictions over the years.

Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media, and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for both our predecessors that covered certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to various insurance). As a result of a settlement with a former owner and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf. The silica-related litigation brought against us to date and associated litigation costs, settlements and verdicts have not resulted in a material liability to us to date. However, we continue to have silica exposure claims filed against us, including claims that allege silica exposure for periods not covered by, and the costs, outcome and impact to us of any pending or future claims is not certain. Any such pending or future claims or inadequacies of our insurance coverage could have a material adverse effect on our business, reputation, financial condition, results of operations, cash flows and prospects. For further information, see “Business—Legal Proceedings.”

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

In addition to the risks described in this section, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	quarterly variations in our operating results compared to market expectations;

•	announcements of acquisitions of or investments in other businesses and properties or dispositions;

•	changes in preferences of our customers;

•	announcements of new services or products or significant price reductions by us or our competitors;

•	size of the public float;

•	stock price performance of our competitors;

•	fluctuations in stock market prices and volumes;

•	default on our indebtedness or foreclosure on our properties;

•	actions by competitors;

•	changes in our management team or key personnel;

•	changes in ratings and financial estimates by securities analysts;

•	negative earnings or other announcements by us or other industrial companies;

•	downgrades in our credit ratings or the credit ratings of our competitors;

•	issuances capital stock; and

•	global economic, legal and regulatory factors unrelated to our performance.

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

As of February 26, 2013, GGC Holdings, which is controlled by Golden Gate Capital, owns approximately 41,176,471 shares, or 77.8%, of our outstanding common stock. Accordingly, GGC Holdings is able to control virtually all matters requiring stockholder approval, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. Additionally, we have entered into a director designation agreement that provides certain rights to GGC Holdings, including with respect to director nominations.

Because of the equity ownership of GGC Holdings, we are considered a “controlled company” for purposes of the New York Stock Exchange (“NYSE”) listing requirements. As such, we are exempt from the NYSE corporate governance requirements that a majority of our board of directors meets the standard of independence established by those corporate governance requirements, and we are exempt from the requirements that we have separate compensation and nominating and corporate governance committees made up entirely of directors who meet such independence standards. The NYSE independence standards are intended to ensure that directors who meet the independence standards are free of any conflicting interest that could influence their actions as directors. It is possible that the interests of GGC Holdings may in some circumstances conflict with our interests and the interests of our other stockholders, including you.

Future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of substantial amounts of our common stock in the public market or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. As of February 26, 2013, we have 52,936,821 shares of common stock outstanding, of which 11,657,350 shares were held by non-affiliates of the company. These shares of common stock are freely tradable without restriction under the Securities Act, except for any shares of our common stock that may be held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which will be restricted or control shares under the Securities Act. Restricted or control shares may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.

Pursuant to a registration rights agreement entered into with GGC Holdings in connection with our initial public offering, Golden Gate Capital has the right to request unlimited demand registration statements on Form S-3. In addition, Golden Gate Capital has piggyback registration rights in connection with offerings that we initiate. These demand registration rights were exercised and we filed a Form S-3 on February 1, 2013 to register GGC Holdings’ shares. If a large number of shares is sold on the open market, the price of our common stock could decline.

In the future, we may also issue securities if we need to raise capital in connection with a capital raise or acquisition. The amount of shares of our common stock issued in connection with a capital raise or acquisition could constitute a material portion of our then outstanding shares of common stock.

Anti-takeover provisions in our charter documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.

Our certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors. These provisions, which in some cases do not apply to GGC Holdings until it holds less than 35% of our outstanding shares:

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

Our certificate of incorporation also contains a provision that provides us with protections similar to Section 203 of the Delaware General Corporation Law (the “DGCL”), and will prevent us from engaging in a business combination with a person who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock, except for GGC Holdings (or its members) and, in certain instances, persons who purchase common stock from GGC Holdings (or its members), and unless board or stockholder approval is obtained prior to the acquisition. These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our company, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

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

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Holders of our common stock may not receive dividends on our common stock.

Holders of our common stock are entitled to receive only such dividends as our Board of Directors may declare out of funds legally available for such payments. We are incorporated in Delaware and are governed by the DGCL. The DGCL allows a corporation to pay dividends only out of a surplus, as determined under Delaware law or, if there is no surplus, out of net profits for the fiscal year in which the dividend was declared and for the preceding fiscal year. Under the DGCL, however, we cannot pay dividends out of net profits if, after we pay the dividend, our capital would be less than the capital represented by the outstanding stock of all classes having a preference upon the distribution of assets. While management and our Board of Directors remain committed to evaluating additional ways of creating shareholder value, any determination to pay dividends and other distributions in cash, stock or property by us in the future will be at the discretion of our Board of Directors and will be dependent on then-existing conditions, including business conditions, our financial condition, results of operations, liquidity, capital requirements, contractual restrictions including restrictive covenants contained in debt agreements and other factors. While we recently declared and paid a special cash dividend on our common stock as described under Part II, Item 5 of this Annual Report on Form 10-K, we are not required to declare future cash dividends on our common stock.

We incur increased costs as a result of becoming a public company.

As a public company, we incur significant legal, accounting, insurance and other expenses, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with complying with the requirements of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act of 2010, and related rules implemented by the SEC and the NYSE. In particular, we have been required to do the following:

•	prepare and distribute periodic public reports and other stockholder communications in compliance with our obligations under the federal securities laws and NYSE rules;

•	create or expand the roles and duties of our board of directors, our board committees and management;

•	institute more comprehensive financial reporting and disclosure compliance functions;

•	hire additional financial and accounting personnel and other experienced accounting and finance staff with the expertise to address the complex accounting matters applicable to public companies;

•	enhance and formalize closing procedures at the end of our accounting periods;

•	improve our internal control over financial reporting;

•	enhance our internal audit function;

•	establish an investor relations function;

•	establish new internal policies, such as those relating to disclosure controls and procedures and insider trading; and

•	retain and involve to a greater degree outside counsel and accountants in the activities listed above.

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

Our independent registered public accounting firm was not required to attest to the effectiveness of our internal control over financial reporting as of December 31, 2012.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related rules and regulations, this Form 10-K contains a report from management concluding that our internal control over financial reporting was effective as of December 31, 2012. However, we are not required to include, and have not included, in this Annual Report on Form 10-K a report from our independent registered public accounting firm attesting to the effectiveness of our internal control over financial reporting. We cannot predict whether our independent registered public accounting firm would have been able to provide an unqualified attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2012. We will be required to provide an attestation report from our independent registered public accounting firm in future years if an exemption from the requirement is no longer available. If our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls, investors could lose confidence in our financial information and our stock price could decline.

We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For so long as we remain an emerging growth company, we will not be required to, among other things, provide an auditor’s attestation report on the effectiveness of its internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; hold stockholder advisory votes on executive compensation; provide certain disclosure regarding executive compensation required of larger public companies; comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements; comply with any new audit rules adopted by the PCAOB unless the SEC determines otherwise; or comply with new or revised accounting standards until private companies must comply. We have taken advantage of the reduced disclosure requirements regarding executive compensation and intend to take advantage of the exemption from the stockholder advisory vote requirements. We are choosing to “opt out” of the extended transition period for complying with new or revised accounting standards, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. The JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters is located in Frederick, Maryland. In addition, we maintain corporate support centers and sales offices in Chicago, Illinois, Houston, Texas and Shanghai, China.

As of February 26, 2013, we operate 15 production facilities located primarily in the eastern half of the United States, with operations in Alabama, Illinois (2), Louisiana, Michigan, Missouri, New Jersey, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wisconsin. We also own one undeveloped site in Arkansas.

Additionally, we operate corporate laboratories located on-site at our Berkeley Springs, West Virginia and Houston, Texas facilities that provide critical technical expertise, analytical testing resources and application development to promote product value and cost savings. The following map shows the locations of our U.S. facilities.

We generally own our principal production properties, although some land is leased. Substantially all of our owned assets are pledged as security under our senior secured term loan facility (the “Term Loan”); for additional information regarding our indebtedness, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.” Corporate offices, including sales locations are leased. In general, we consider our facilities, taken as a whole, to be suitable and adequate for our current operations. However, we will continue to invest significant resources to increase production capacity through strategic initiatives, including Greenfield projects such as our new facility in Sparta, Wisconsin and Brownfield expansion projects such as the potential expansion of capacity at our existing facilities, including our new resin-coating facility.

Our Facilities

The following is a detailed description of our 15 production facilities and our currently undeveloped site in Batesville, Arkansas.

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

We acquired the Pacific facility in 1987 by merger with the Pennsylvania Glass Sand Corporation, which had historically used the property to produce whole grain silica for customers in industrial and specialty products end markets. Since acquiring the facility we have renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including hydraulic sizing, fluid bed drying, grinding, dry screening, classifying and microsizing. In August 2010, we expanded this facility’s processing capabilities to include the processing of frac sand. These production techniques allow the Pacific facility to meet a wide variety of focused specifications on product composition from customers. As such, the Pacific facility services multiple end markets, such as glass, foundry, fillers and extenders and oil and gas proppants. Once the product is appropriately processed, it is packaged in bulk and shipped either by rail directly by Union Pacific Corporation and through open switching on the same line by BNSF Railway Company or by truck.

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

We acquired the Kosse facility in 1987 by merger with the Ottawa Silica Company, which had historically used the property to produce whole grain silca and kaolin clay for customers in industrial and specialty products end markets. Since acquiring the facility, we have renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including washing, hydraulic sizing, fluid bed drying, dry screening, centrifuging and spray drying. These production techniques allow the Kosse facility to meet a wide variety of focused specifications on product composition from customers. As such, the Kosse facility services multiple end markets, such as glass, building products, fillers and extenders and recreation. Once the product is appropriately processed, it is packaged in bag or bulk and shipped either by rail by Union Pacific Railroad or by truck.

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

Montpelier, Virginia

Our surface mines in Montpelier use fuel oil and electricity to produce mineral aplite through hard rock mining. The reserves are part of igneous rock deposits that are unique to this location. The facility is located approximately 20 miles northwest of Richmond and is accessible by major highways including U.S. Interstates 64 and 95.

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

Rochelle, Illinois

The Rochelle property was purchased in 2011, and we spent 2011 and 2012 planning and constructing a resin coating facility on the property.

The Rochelle facility has two process lines, each with the capacity to coat 100,000 tons of substrate. The facility has the flexibility to coat numerous substrates using novolac or resole resin technology. Sand can be received and shipped both by truck and rail to help meet customer requirements. One of the competitive strengths of the facility is the capability to ship by the BNSF and Canadian Pacific railroads both being Class I railroads serving many key locations throughout United States.

By the end of 2012, the Rochelle facility produced and qualified resin coated sand that meets standards for the oil and gas market. The facility has the potential to add process lines and service other markets as customer demands evolve and grow.

Sparta, Wisconsin

The Sparta property was acquired on December 30, 2011, and site development began in April 2012. Sand dredging and the wet process plant operations were launched in September 2012, resulting in an initial production of over 150,000 tons of dryer feed stockpile by December 1, 2012. By mid-December 2012, the first of two planned fluid-bed, natural gas dryers and the dry screening circuit was commissioned. These activities culminated in the loading of our first railcar of finished product on December 30, 2012. Phase 2 construction activities began in January 2013, with the facility expected to be fully operational in the second quarter of 2013.

The Sparta deposit contains over 36 million tons of proven ore reserves. The geology is comprised of high purity, reworked sandstones of the Van Oser member, and is part of the Jordan Sandstone Formation. The Jordan sandstone is known for its round, coarse grains and superior crush strength properties, which makes it an ideal substrate for oil and gas proppants. The Sparta property is located 25 miles northeast of La Crosse, WI; approximately 120 miles northwest of Madison, WI; and is readily accessible by both Interstate 90 and the Canadian Pacific railroad. In accordance with the conditional use permit, finished products will only be shipped in bulk by rail.

Batesville, Arkansas

Whitebuck is a sandstone deposit with over 34 million tons of probable reserves near the town of Batesville, Arkansas. We acquired the reserves in 2010 from White Buck, LLC. There is no facility on the property. We received a mine permit in March 2012. The deposit has high purity sandstone and can provide a long-term supplement to the reserves at our Mill Creek operations. The reserves are part of the St. Peter Sandstone deposit, which is part of the same formation being mined at our Ottawa and Pacific operations. The property is located approximately 85 miles northeast of Little Rock and is accessible by highways including state Highways 67 and 167.

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

We categorize our reserves as proven or probable in accordance with these SEC definitions. We estimate that we had a total of approximately 307 million tons of proven and probable recoverable mineral reserves as of December 31, 2012. The quantity and nature of the mineral reserves at each of our properties are estimated by our internal geologists and mining engineers. Our internal geologists and engineers update our reserve estimates annually, making necessary adjustments for operations at each location during the year and additions or reductions due to property acquisitions and dispositions, quality adjustments and mine plan updates. Before acquiring new reserves, we perform surveying, drill core analysis and other tests to confirm the quantity and quality of the acquired reserves. In some instances, we acquire the mineral rights to reserves without actually taking ownership of the properties.

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

Summary of Reserves

The following table provides information on our 14 production facilities that have reserves, and a currently undeveloped site in Batesville, Arkansas, as of December 31, 2012. Included is the location and area of the facility; the type, amount and ownership status of its reserves; and the primary end markets that it serves. Our facility in Rochelle, IL has no reserves.

Mine/Plant Location	Owned/ Leased	Area	Proven Reserves	Probable Reserves	Combined Proven and Probable Reserves	2012 Tons Mined	Primary End Markets Served
		(in acres)		(amounts in thousands of tons)
Ottawa, IL	Owned	1,781 owned	74,095	40,801	114,895	3,217	Oil and gas proppants, glass, chemicals and foundry
Mill Creek, OK	Owned	2,214 owned 15 mineral lease	—	19,276	19,276	1,240	Oil and gas proppants, glass, foundry and building products
Pacific, MO	Owned	524 owned	16,496	7,994	24,490	598	Oil gas proppants, glass, foundry and fillers and extenders
Berkeley Springs, WV	Owned	4,435 owned	2,990	—	2,990	414	Glass, building products and fillers and extenders
Mapleton Depot, PA	Owned/ Leased	1,761 owned 194 mineral lease 98 access lease	5,315	10,000	15,315	691	Glass and building products
Kosse, TX (1)	Owned	960 owned 118 mineral lease	12,266	—	12,266	409	Glass, building products and fillers and extenders
Mauricetown, NJ	Owned	1,279 owned	12,669	—	12,669	134	Filtration, foundry and building products
Columbia, SC	Leased	648 lease 204 owned	5,120	1,680	6,800	400	Glass, building products and fillers and extenders
Montpelier, VA (2)	Owned	824 owned	—	14,146	14,146	307	Glass and building products
Rockwood, MI (3)	Owned	872 owned	6,563	—	6,563	—	Glass and building products
Jackson, TN	Owned	132 owned	1,250	—	1,250	150	Fiberglass and building products
Dubberly, LA	Owned	356 owned 25 tailings lease	4,462	—	4,462	221	Glass, foundry and building products
Batesville, AR	Owned	477 owned	—	34,732	34,732	—	—
Hurtsboro, AL	Leased	117 owned 1,108 mineral lease	1,216	—	1,216	185	Foundry and building products
Sparta,WI	Owned	520 owned	33,542	2,740	36,282	358	Oil and gas proppants

Total			175,984	131,369	307,352	8,324

(1)	Kosse’s reserves are comprised of 8,586 tons of silica sand (70.0%) and 3,680 tons of kaolin clay (30.0%).
(2)	Montpelier’s reserves are comprised entirely of the mineral aplite.
(3)	Rockwood’s products were produced from ore sourced from a third party. It did not mine any of its reserves in 2012.

ITEM 3.	LEGAL PROCEEDINGS

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

As a result of the above developments, the filing rate of new claims against us over the past three years has decreased to below pre-2001 levels, and we were named as a defendant in ten, three and two new silicosis cases filed in 2010, 2011 and 2012, respectively. As of December 31, 2012, there were a total of approximately 102 active silica-related products liability claims pending in which we were a defendant, and, as of February 26, 2013, approximately 3,147 inactive claims. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media, and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for both our predecessors that cover certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to various insurance). As a result of a settlement with a former owner and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf.

The silica-related litigation brought against us to date has not resulted in material liability to us. However, we continue to have silica-related products liability claims filed against us, including claims that allege silica exposure for periods for which we do not have insurance coverage. Any such pending or future claims or inadequacies of our insurance coverage could have a material adverse effect on our business, reputation or results of operations. For more information regarding silica-related litigation, see “Risk Factors—Risks Related to Our Business—Silica-related health issues and litigation could have a material adverse effect on our business, reputation or results of operations.”

ITEM 4.	MINE SAFETY DISCLOSURES

At U.S. Silica, safety is a core value and we strive for excellence in the achievement of a workplace free of injuries and occupational illnesses. Our health and safety leadership team has developed comprehensive safety policies and standards, which include detailed standards and procedures for safe production, addressing topics such as employee training, risk management, workplace inspection, emergency response, accident investigation and program auditing. We place special emphasis on the importance of continuous improvement in occupational health, personal injury avoidance and prevention, emergency preparedness, and property damage elimination. In addition to strong leadership and involvement from all levels of the organization, these programs and procedures form the cornerstone of safety at U.S. Silica, ensuring that employees are provided a safe and healthy environment and are intended as a means to reduce workplace accidents, incidents and losses, comply with all mining-related regulations and provide support for both regulators and the industry to improve mine safety. While we want to have productive operations in full regulatory compliance, we know it is equally essential that we motivate and train our people to think, practice and feel a personal responsibility for health and safety on and off the job.

All of our production facilities are classified as mines and are subject to regulation by MSHA under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Following passage of The Mine Improvement and New Emergency Response Act of 2006, MSHA significantly increased the numbers of citations and orders charged against mining operations. The dollar penalties assessed for citations issued has also increased in recent years. Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Annual Report filed on Form 10-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our common stock, traded under the symbol “SLCA,” have been publicly traded since February 1, 2012, when our common stock was listed and began trading on the NYSE. Accordingly, no market for our stock existed prior to February 1, 2012.

The following table sets forth for the indicated periods, the high and low sales prices, per share, for our common stock on the NYSE.

	Sales Price
	High	Low
Fiscal 2012
First Quarter	$21.19	$15.50
Second Quarter	$20.55	$9.78
Third Quarter	$14.70	$9.20
Fourth Quarter	$17.00	$12.40

Holders of Record

On February 20, 2013, there were 52,936,821 shares of our common stock outstanding, which were held by approximately 144 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. For additional information related to ownership of our stock by certain beneficial owners and management, refer to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Dividend

On December 10, 2012, we declared a special cash dividend of $0.50 per share of outstanding common stock. The dividend was paid on December 28, 2012 to stockholders of record as of the close of business on December 20, 2012.

Management and our Board of Directors remain committed to evaluating additional ways of creating shareholder value. Any determination to pay dividends and other distributions in cash, stock, or property by U.S. Silica in the future will be at the discretion of our Board of Directors and will be dependent on then-existing conditions, including our business conditions, our financial condition, results of operations, liquidity, capital requirements, contractual restrictions including restrictive covenants contained in debt agreements and other factors.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. We may repurchase our common stock for a variety of reasons, such as to offset dilution related to equity-based incentives and to optimize our capital structure.

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

We consider several factors in determining when to make share repurchases including, among other things, our cash needs, the availability of funding, our future business plans and the market price of our stock. We expect that cash provided by future operating activities, as well as available cash and cash equivalents and short-term investments, will be the sources of funding for our share repurchase program. Based on the anticipated amounts to be generated from those sources of funds in relation to the remaining authorization approved by our Board of Directors under the June 2012 share repurchase program, we do not expect that future share repurchases will have a material impact on our short-term or long-term liquidity.

The following table presents the total number of shares of our common stock that we purchased during the fourth quarter of fiscal 2012, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to our June 2012 share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 2012	—	$—	—
November 2012	—	$—	—
December 2012	—	$—	—

Total	—	—	—	$23,928,275

(1)	The program covering the repurchase of up to $25.0 million of our common stock was announced on June 12, 2012. This program expires on December 11, 2013.

Subsequent to December 31, 2012, we repurchased no additional shares of our common stock. As of February 26, 2013, we have the authorization to repurchase up to $23.9 million of our common stock under the program.

Securities Authorized for Issuance under Equity Compensation Plans

The table below contains information about securities authorized for issuance under our 2011 Incentive Compensation Plan (the “2011 Plan”). The features of the 2011 Plan are disclosed further in Note M to our consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(1) (c)
Equity compensation plans approved by security holders	1,823,400	$14.38	4,097,072
Equity compensation plans not approved by security holders	—	—	—

Total	1,823,400	$14.38	4,097,072

(1)

The aggregate number of shares of common stock which may be issued under the 2011 Plan is subject to automatic increase on the first day of each fiscal year beginning in 2012 and ending in 2019 by the lesser of (1) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or (2) such lesser number of shares as determined by the Compensation and Governance Committee.

U.S. Silica Holdings, Inc. Comparative Stock Performance Graph

The information contained in this U.S. Silica Holdings, Inc. Comparative Stock Performance Graph section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

The graph below compares the cumulative total shareholder return on our common stock, the cumulative total return on the Russell 2000 Index and the Standard and Poor’s SmallCap 600 GICS Oil & Gas Equipment & Services Sub-Industry index since January 31, 2012, the first day our stock traded on the NYSE.

The graph assumes $100 was invested on January 31, 2012, the first day our stock was traded on the NYSE, in our common stock, the Russell 2000 and the Standard and Poor’s SmallCap 600 GICS Oil & Gas Equipment & Services Sub-Industry Index. The cumulative total return assumes the reinvestment of all dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following table and discussion sets forth our consolidated statement of operations data and the historical combined financial data of our predecessor for the periods presented. The results of operations by segment are discussed in further detail following this combined overview.

	Successor				Predecessor 1/ Successor Combined (Non-GAAP) (1)
	Year Ended December 31,
	2012	2011	2010	2009	2008
	(amounts in thousands, excluding per ton figures)
Statement of Operations Data:
Sales	$441,921	$295,596	$244,953	$191,623	$233,583
Operating income	118,988	60,803	45,991	25,614	26,573
Income before income taxes	109,805	37,415	13,721	2,280	24,061
Net income	79,154	30,253	11,392	5,539	17,277
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$100,950	$42,565	$36,738	$13,863	$38,256
Investing activities	(104,461)	(66,639)	(15,163)	(13,308)	(332,206)
Financing activities	5,334	18,773	28,451	(288)	303,719
Other Financial Data:
Capital expenditures	$105,719	$66,745	$15,241	$13,350	$10,042
Operating Data:
Total tons sold	7,170	6,289	5,965	5,089	6,389
Average realized price (per ton)	$61.63	$47.00	$41.07	$37.65	$36.56
Production costs (per ton) (2)	$35.76	$28.81	$26.49	$26.76	$26.33
Oil & Gas Proppants:
Sales	$243,765	$107,074	$69,556	$35,836	$37,875
Segment contribution margin(3)	$140,070	$67,590	$43,118	$23,515	$23,557
Industrial and Specialty Products:
Sales	$198,156	$188,522	$175,397	$155,787	$195,708
Segment contribution margin(3)	$53,601	$53,013	$46,031	$37,419	$41,688
Balance Sheet Data:
Cash and cash equivalents	$61,022	$59,199	$64,500	$14,474	$14,207
Total assets	686,810	605,796	508,534	463,967	471,190
Total long-term debt, including current portion	255,425	261,789	238,442	179,107	177,018
Total liabilities	455,116	483,862	410,970	336,937	349,527
Total stockholders’ equity	231,694	121,934	97,564	127,030	121,663

(1)	As a result of our acquisition by an affiliate of Golden Gate Capital (the “Golden Gate Capital Acquisition”) in November 2008, our financial data is presented on a predecessor and successor basis. We refer to U.S. Silica as it existed for the period from October 18, 2007 until November 24, 2008 as the “Predecessor 1” period, and we refer to U.S. Silica for the period from and after November 25, 2008 as the “Successor” period. The Golden Gate Capital Acquisition established a new basis of accounting that primarily affected inventory, intangible assets, goodwill, taxes, debt and equity. The combined data is not presented in accordance with GAAP and Article 11 of Regulation S-X. Except for purchase accounting adjustments primarily relating to depreciation, depletion and amortization, the results for the two combined periods are comparable. Therefore, we believe that combining the two periods into a single period for comparative purposes gives the most clarity for the users of this financial information.

	Period from January 1, 2008 to November 24, 2008 (Predecessor 3)	Period from November 25, 2008 to December 31, 2008 (Predecessor 2)
	(amounts in thousands, excluding per ton figures)
Statement of Operations Data:
Sales	$216,386	$17,197
Operating income (loss)	26,906	(333)
Income (loss) before income taxes	27,592	(3,531)
Net income (loss)	19,135	(1,858)
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$27,913	$10,343
Investing activities	(7,043)	(325,163)
Financing activities	(18,803)	322,522
Other Financial Data:
Capital expenditures	$7,818	$2,224
Operating Data:
Total tons sold	5,896	493
Average realized price (per ton)	$36.70	$34.88
Production costs (per ton)	$26.22	$27.60
Oil & Gas Proppants:
Sales	$34,684	$3,191
Segment contribution margin	21,649	1,908
Industrial and Specialty Products:
Sales	$181,702	$14,006
Segment contribution margin	41,666	22
Balance Sheet Data:
Cash and cash equivalents	$14,440	$14,207
Total assets	476,135	471,190
Total long-term debt, including current portion	176,615	177,018
Total liabilities	354,935	349,527
Total stockholders’ equity	121,200	121,663

(2)	Production costs (per ton) equal cost of goods sold including shipping cost, divided by total tons sold.
(3)	In the second quarter of 2011 we changed our segment reporting structure to two segments 1.) Oil & Gas Proppants and 2.) Industrial & Specialty Products, and recast the historical financial statements presented within this report and as required by GAAP. See Note T to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with Item 6, “Selected Financial Data,” the description of the business appearing in Item 1, “Business,” of this report, and the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K and the related notes included elsewhere in this report. This discussion contains forward-looking statements as a result of many factors, including those set forth under Item 1, “Business—Forward-Looking Statements” and Item 1A, “Risk Factors,” and elsewhere in this Annual Report on Form 10-K. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially from those discussed in or implied by forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in Item 1A, “Risk Factors.”

Management’s discussion and analysis of financial condition and results of operations (“MD&A”), is organized into the following sections:

•	Overview—A general description of our business, our strategic initiatives and the commercial silica industry.

•

Results of Operations—An analysis of our consolidated and combined results of operations for the three years presented in our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

•	Liquidity and Capital Resources—An analysis of our cash flows, sources and uses of cash, contractual obligations and other items that may impact our financial position.

•	Critical Accounting Estimates—A discussion of accounting policies that require critical judgments and estimates.

•	Recent Accounting Pronouncements—A summary of accounting pronouncements which have been issued by relevant accounting standards.

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

Segment contribution margin and Adjusted EBITDA, as used herein, are not recognized measures under GAAP and should not be considered alternatives to or superior to expense and profitability measures derived in accordance with GAAP. For a detailed description of the non-GAAP measures used in this MD&A, please see the discussion under “How We Evaluate Our Business” beginning on page 66.

Overview

We are the second largest domestic producer of commercial silica, a specialized mineral that is a critical input into a variety of attractive end markets. During our 112-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver products to customers across these markets. In our largest end market, oil and gas proppants, our frac sand is used to stimulate and maintain the flow of hydrocarbons in horizontally drilled oil and natural gas wells. This segment of our business is experiencing rapid growth due to recent technological advances in the hydraulic fracturing process, which have made the extraction of large volumes of oil and natural gas from U.S. shale formations economically feasible. Our silica is also used as an economically irreplaceable raw material in a wide range of industrial applications, including glassmaking and chemical manufacturing. Additionally, in recent years a number of attractive new end markets have developed for our high-margin, performance silica products, including high performance glass, specialty coatings, polymer additives and geothermal energy systems.

As of February 26, 2013, we operate 15 facilities across the United States and control 307 million tons of reserves. We own one of the largest frac sand processing plants in the United States and control approximately 144 million tons of reserves that can be processed to meet API frac sand size specifications. Our operations are organized into two segments based on end markets served: (1) Oil & Gas Proppants and (2) Industrial & Specialty Products. Our segments are complementary because our ability to sell to a wide range of customers across end markets allows us to maximize recovery rates in our mining operations, optimize our asset utilization and reduce the cyclicality of our earnings.

Recent Trends and Outlook

U. S. demand for industrial silica has been growing steadily. According to Freedonia, demand for industrial silica sand grew at a 4% CAGR from 2001 to 2011. This increase in demand was driven primarily by hydraulic fracturing, which grew at a 27% CAGR from 2001 to 2011, according to a Freedonia report dated October 2012. More recently, the recovery of the U.S. housing and automotive markets has also positively affected silica segments related to those markets such as glass, building materials, foundry and fillers and extenders. Trends driving the acceleration in demand include:

•

Increased demand in the oil and gas proppants end market. The increased demand for frac sand has been driven by the growth in the use of hydraulic fracturing as a means to extract hydrocarbons from shale formations. According to a Freedonia report dated October 2012, domestic proppant producers are expected to experience annual increases in demand of 8.0% through 2016. We significantly expanded our sales efforts to the frac sand market in 2008 and have since experienced rapid growth in our sales associated with our oil and gas activities.

•

Rebound of demand in industrial end markets and continued growth in specialty end markets. The economic downturn resulting from the financial crisis negatively impacted demand for our products in industrial and specialty products end markets, most notably in the glassmaking, building products foundry and chemicals end markets. This drop coincided with a similar drop in key economic demand drivers, including housing starts, light vehicle sales, repair and remodel activity and industrial production. To the extent these demand drivers recover to historical levels, which is difficult to predict given current economic uncertainty, we expect to see a corresponding increase in the demand for commercial silica. In addition, to the extent commercial silica products continue to be used in key alternative energy markets, we anticipate continued volume growth in specialty end markets, such as high performance glass and geothermal energy systems as well as the increased use of commercial silica in new applications such as specialty coatings and polymer additives.

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

Our Strategy

The key drivers of our growth strategy include:

•

Expand our oil and gas proppant production capacity and product portfolio. Beginning in the fourth quarter of 2011, we executed several initiatives to increase our frac sand production capacity and augment our proppant product portfolio. At our Ottawa, Illinois facility, we implemented operating improvements and installed a new dryer and six mineral separators to increase our annual frac sand production capacity by 900,000 tons. At our Rockwood, Michigan facility, we added 250,000 tons of annual frac sand production capacity by installing an entirely new processing circuit. In 2012, we neared completion of a new resin-coated sand facility that we expect will resin coat up to 400 million pounds of sand annually and will significantly expand our addressable oil and gas proppant market upon its completion. We expect this production facility to be fully operational in the first quarter of 2013. During the second half of 2012, we expanded our production capacity with the development of a Greenfield site and construction of a production facility near Sparta, Wisconsin and expect the facility to be fully operational in the second quarter of 2013. We expect this new facility to increase our annual production by 1,700,000 tons when fully operational.

•

Increase our presence in industrial and specialty products end markets. We intend to increase our presence and market share in certain industrial and specialty products end markets that we believe are poised for growth. We will continue to work toward transforming our industrial and specialty product segment from a commodity business to a more value-driven approach by developing capabilities and products that assist in enabling us to increase our presence in larger, more profitable markets.

•

Optimize product mix and further develop value-added capabilities to maximize margins. We continue to actively manage our product mix at each of our plants to ensure we maximize our profit margins. This requires us to use our proprietary expertise in balancing key variables, such as mine geology, processing capacities, transportation availability, customer requirements and pricing. In 2012, while our tons sold increased by 14%, we believe this expertise helped enable us to increase our operating income by 96%. We also expect to continue investing in ways to increase the value we provide to our customers by expanding our product offerings, increasing our transportation assets, improving our supply chain management, upgrading our information technology, and creating a world class customer service model.

•

Expand our supply chain network and leverage our logistics capabilities to meet our customers’ needs in each strategic oil and gas basin. We continue to expand our transload network to ensure product is available to meet the growing in-basin needs of our customers. This approach allows us to provide strong customer service and puts us in a position to take advantage of opportunistic spot market sales. Our plant sites are strategically located to provide access to all Class I railroads which enables us to cost effectively send product to each of the strategic basins in North America. We can ship product by truck, barge and rail with an ability to connect to short-line railroads as necessary to meet our customers’ evolving in-basin product needs. For example, in 2013 we anticipate opening our San Antonio, Texas unit-train receiving transload facility which was built in partnership with BNSF railroad to support the Eagle Ford basin market. We believe that our supply chain network and logistics capabilities are a competitive advantage that enables us to provide superior service for our customers. We will continue to make strategic investments and develop partnerships with transload operators and transportation providers that will enhance our portfolio of supply chain services that we can provide to customers.

•

Evaluate both Greenfield and Brownfield expansion opportunities. We will continue to leverage our reputation, processing capabilities and infrastructure to increase production, as well as explore other opportunities to expand our reserve base. We may accomplish this by developing Greenfield projects, where we can capitalize on our technical knowledge of geology, mining and processing and our strong reputation within local communities. Additionally, we may pursue other opportunistic acquisitions, taking advantage of our asset footprint, our management’s experience with high-growth businesses and our strong customer relationships. We may also evaluate international acquisitions as unconventional oil and natural gas drilling expands globally.

•

Maintain financial strength and flexibility. We intend to maintain financial strength and flexibility to enable us to pursue acquisitions and new growth opportunities as they arise. On December 31, 2012, we amended our Revolver to, among other items, increase the availability under the agreement by

$15.0 million and extend the termination date of the agreement to October 31, 2016. As of December 31, 2012, we had $61.0 million of cash on hand and $32.1 million of available borrowings under our credit facilities.

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

We primarily sell our products under short-term price agreements or at prevailing market rates. For a limited number of customers, we sell under long-term, competitively-bid contracts. As of February 26, 2013, we have eight take-or-pay supply agreements with customers in the Oil and Gas Proppants segment with initial terms expiring between 2013 and 2016. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge and that our customers will pay for each product. As discussed in Item 1A, “Risk Factors – A large portion of our sales is generated by our top customers, and the loss of, or significant reduction in, purchases by our largest customers could adversely affect our operations,” these customers may not continue to purchase the same levels of product in the future due to a variety of reasons, contract requirements notwithstanding. Prices under these agreements are generally fixed and subject to upward adjustment in response to certain cost increases. As a result, our realized prices may not grow at rates consistent with broader industry pricing. For example, during periods of rapid price growth, our realized prices may grow more slowly than those of competitors, and during periods of price decline, our realized prices may outperform industry averages. Additionally, at the time the take-or-pay supply agreements were signed, two of these customers provided advance payments for future shipments aggregating $27.0 million (as of December 31, 2012, we have recorded $4.9 million of these payments as deferred revenue in our Consolidated Balance Sheets). A percentage of these advance payments is recognized as revenue with each ton of applicable product shipped to the customer. The pricing terms of these agreements are currently less than prevailing market prices. Collectively, sales to customers with supply agreements accounted for 31%, 17% and 18% of our total sales in 2012, 2011 and 2010, respectively.

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

Operating labor costs represented approximately 12%, 17% and 19% of our sales in 2012, 2011 and 2010, respectively. We employ a mix of union and non-union labor, with 50% of our workforce being unionized as of December 31, 2012. Our union contracts stipulate annual escalation factors for certain wages and benefits.

We incur significant electricity and drying fuel (principally natural gas) costs in connection with the operation of our processing facilities. Energy costs directly related to the production of our products represented 5%, 8% and 9% of our total sales in 2012, 2011 and 2010, respectively.

We capitalize the costs of our mining equipment and generally depreciate it over its expected useful life. Depreciation, depletion and amortization costs represented approximately 6%, 7% and 8% of our sales for 2012, 2011 and 2010, respectively. Preventive and remedial repair and maintenance costs that do not involve the replacement of major components of our equipment and facilities are expensed as incurred. These repair and maintenance costs can be significant due to the abrasive nature of our products and represented approximately 4%, 6%, and 7% of our sales in 2012, 2011 and 2010, respectively.

Additionally, we incur expenses related to our corporate operations, including costs for the sales and marketing; research and development; finance; legal; and environmental, health and safety functions of our organization. These costs are principally driven by personnel expenses. In total, our selling, general and administrative costs represented approximately 9%, 8% and 8% of sales in 2012, 2011 and 2010, respectively. As a public company we will continue to incur additional legal, accounting, insurance and other expenses that we had not incurred as a private company, including costs associated with public company reporting requirements. These requirements include compliance with the Sarbanes-Oxley Act as well as other rules implemented by the SEC, and applicable stock exchange rules. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make certain financial reporting and other activities more time-consuming and costly.

Our effective income tax rate was approximately 28%, 19%, and 17% of pretax earnings in 2012, 2011, and 2010, respectively. Historically, our actual effective tax rates have been lower than the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances.

How We Evaluate Our Business

Our management team evaluates our business using a variety of financial and operational metrics to analyze our performance. Our business is organized into two segments, Oil & Gas Proppants and Industrial & Specialty Products. We evaluate the performance of these segments based on their volumes sold, average realized price and contribution margin earned. Additionally, we consider a number of factors in evaluating the performance of the business as a whole, including total volumes sold, average realized price, segment contribution margin, and Adjusted EBITDA. We view these metrics as important factors in evaluating our profitability and review these measurements frequently to analyze trends and make decisions.

Segment Contribution Margin

Segment contribution margin is a key metric that management uses to evaluate our operating performance and to determine resource allocation between segments. Segment contribution margin excludes certain corporate costs not associated with the operations of the segment. These unallocated costs include costs related to corporate functional areas such as sales, production and engineering, corporate purchasing, accounting, treasury, information technology, legal and human resources.

Adjusted EBITDA

Adjusted EBITDA is included in this report because it is a key metric used by management to assess our operating performance and by our lenders to evaluate our covenant compliance. Our target performance goals under our incentive compensation plan are tied, to our Adjusted EBITDA. In addition, our Revolver contains a fixed charge coverage ratio covenant that we must meet if our excess availability (as defined in the Revolver) falls below $10.0 million, and the Term Loan contains a consolidated leverage ratio covenant that we must meet at the end of each fiscal quarter, both of which are calculated based on our Adjusted EBITDA. Noncompliance with the financial ratio covenants contained in the Revolver and the Term Loan could result in the acceleration of our obligations to repay all amounts outstanding under those agreements. Moreover, the Revolver and the Term Loan contain covenants that restrict, subject to certain exceptions, our ability to make permitted acquisitions, incur additional indebtedness, make restricted payments

(including dividends) and retain excess cash flow based, in some cases, on our ability to meet leverage ratios calculated based on our Adjusted EBITDA.

Results of Operations

	For the Years Ended December 31,			Percent Change
	2012	2011	2010	’12 vs. ‘11	’11 vs. ‘10
	(amounts in thousands)
Sales
Oil & Gas Proppants	$243,765	$107,074	$69,556	>100.0%	53.9%
Industrial & Specialty Products	198,156	188,522	175,397	5.1%	7.5%

Total Sales	$441,921	$295,596	$244,953	49.5%	20.7%

Sales

Sales increased $146.3 million, or 50%, to $441.9 million for the year ended December 31, 2012 compared to $295.6 million for the year ended December 31, 2011. Oil & Gas Proppants sales increased by $136.7 million, accounting for 93% of the total growth. Industrial & Specialty Products sales increased $9.6 million, representing 7% of the growth in overall sales. Overall, average realized price increased 31% and volumes increased 14% from the comparable prior period.

Oil & Gas Proppant sales increased $136.7 million, or nearly 128%, to $243.8 million for the year ended December 31, 2012 compared to $107.1 million for the year ended December 31, 2011. The growth was driven by a combination of increases in volume and pricing. Volume increased 45% due to our ability to reallocate certain production from industrial end markets to the oil and gas proppants end market in response to continued growth in hydraulic fracturing activity. Additionally, increases in pricing and a more favorable product mix in the year ended December 31, 2012 contributed to a 56% increase in average realized price.

Industrial & Specialty Products sales increased $9.6 million, or 5%, to $198.2 million for the year ended December 31, 2012 compared to $188.5 million for the year ended December 31, 2011. Increases in pricing across all of our end markets and favorable product mix drove a nearly 6% increase in average realized price. Volume decreased by 0.4%, due to the reallocation of some production away from certain industrial and specialty products end markets to the oil and gas proppants end market.

For the year ended December 31, 2011, sales increased $50.6 million, or nearly 21%, to $295.6 million compared to $245.0 million for the year ended December 31, 2010. Oil & Gas Proppants sales increased by $37.5 million while Industrial & Specialty Products sales increased $13.1 million, driven by overall increases in average realized price and volume of 15% and 5%, respectively.

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

Industrial & Specialty Products sales increased $13.1 million, or 7.5%, to $188.5 million for the year ended December 31, 2011 compared to $175.4 million for the year ended December 31, 2010. Increases in pricing across all of our end markets drove a nearly 12% increase in average realized price. Volumes decreased by nearly 4%, due to the reallocation of some production away from certain industrial and specialty products end markets to the oil and gas proppants end market.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $18.0 million, or 75%, to $41.3 million for the year ended December 31, 2012 compared to $23.3 million for the year ended December 31, 2011, driven by approximately $7.0 million of year over year increases in employee compensation and benefits related to headcount increase in our sales and marketing function to support the continued growth in our oil and gas business as well as increases in corporate headcount to support our transformation as a public company. We continue to incur additional public company costs as well as costs related to growth and expansion initiatives, which include legal, audit and accounting, and consulting and advisory services expenses, which have grown nearly $2.7 million year over year. Additionally, we incurred compensation expense of $1.1 million related to awards of equity instruments to certain management and employees. As a percentage of sales, selling, general and administrative expenses increased 1.4% year over year.

Selling, general and administrative expenses increased $2.9 million, or 14%, to $23.3 million for the year ended December 31, 2011 compared to $20.4 million for the year ended December 31, 2010, driven by increases in employee compensation and benefits related to headcount increase in our sales and marketing function to support the continued growth in our oil and gas business as well as increases in corporate headcount to support our transformation as a public company. We also incurred $0.6 million of additional rental expense related to our new corporate headquarters in Frederick, Maryland. These increases were partially offset in 2011 as we recognized a gain of $2.6 million due to the reversal of previously recognized expense associated with our silicosis litigation accrual, whereas in 2010 we recognized $0.8 million of expense related to our silicosis litigation reserve.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense was $25.1 million, $21.0 million and $19.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Year over year increases have been driven by continued increases in capital spending associated with our growth and capacity expansion initiatives combined with increased depletion due to additional volume of mined silica sands. We expect depreciation, depletion and amortization expense to continue to grow due to a significant increase in capital spending in 2012 for assets, of which some were placed into service in late 2012 and the remainder will be placed into service in 2013.

Operating Income

Operating income increased $58.6 million, or 96%, to $119.0 million for the year ended December 31, 2012 compared to $60.8 million for the year ended December 31, 2011 guided by a 50% increase in sales and an 8% increase in gross margin.

Operating income increased $14.8 million, or 32%, to $60.8 million for the year ended December 31, 2011 compared to $46.0 million for the year ended December 31, 2010 guided primarily by a 21% increase in sales and a 9% increase in gross margin. Excluding an $8.0 million advisory agreement termination fee paid to GGC Holdings, operating income increased $22.8 million, or 49.6%, for the year ended December 31, 2011 over the same prior year period.

Interest Expense

Interest expense decreased $4.6 million, or 25%, to $13.8 million for the year ended December 31, 2012 compared to $18.4 million for the year ended December 31, 2011. This was primarily due to a refinancing of the Term Loan and repayment of a mezzanine loan facility in the second quarter of 2011, as well as the conversion to equity of the $15.0 million note payable to our former parent in connection with our initial public offering in January 2012. The note had a stated interest rate equal to 10.0%. The refinancing transaction and the conversion of the note payable drove a reduction in the effective interest rate on our debt for the year ended December 31, 2012 to 5.1%, compared to an effective rate of 7.2% for the year ended December 31, 2011.

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

Early Extinguishment of Debt

On June 8, 2011, the Term Loan was refinanced to increase the principal borrowings, reduce the overall interest rate by 25 basis points (“bps”) and extend the maturity date to June 8, 2017. As a result, we recognized $6.0 million of expense related to the transaction. These expenses included non-cash charges related to unamortized original issue discounts and debt issuance costs, and payments for lender fees.

On May 7, 2010, both the Term Loan and a mezzanine loan facility were refinanced with significantly more favorable terms to prior loan agreements. As a result, expenses related to the early extinguishment of the existing debt were incurred totaling $10.2 million. These expenses included non-cash charges related to unamortized original issue discounts and debt issuance costs, payments for lender fees and a prepayment penalty on the mezzanine loan facility.

Provision for Income Taxes

The provision for income taxes increased $23.5 million, or 328%, to $30.7 million for the year ended December 31, 2012, compared to $7.2 million for the year ended December 31, 2011 due to the increase in pre-tax income of 193%. The effective tax rates were 27.9% for the year ended December 31, 2012 and 19.1% for the year ended December 31, 2011.

The provision for income taxes increased $4.8 million, or 208%, to $7.2 million for the year ended December 31, 2011, compared to a $2.3 million benefit for the year ended December 31, 2010 due to the increase in pre-tax income of 172.7%.

Net Income/Loss

Net income was $79.2 million, $30.3 million and $11.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. Year over year increases are due to the factors noted above.

Liquidity and Capital Resources

Overview

Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to pay dividends to our shareholder and to finance acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through borrowings under our credit facilities and equity investments. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of December 31, 2012, our working capital was $97.2 million and we had $32.1 million of availability under the Revolver. See “—Credit Facilities—Revolver.”

We believe that cash generated through operations and our financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled debt payments for at least the next 12 months. We anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends and other distributions in cash, stock, or property in the future will be at the discretion of our Board of Directors and will be dependent on then-existing conditions, including our business conditions, our financial condition, results of operations, liquidity, capital requirements, contractual restrictions including restrictive covenants contained in debt agreement and other factors.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table:

	As of December 31,			Percent Change
	2012	2011	2010	’12 vs. ‘11	’11 vs. ‘10
	(amounts in thousands)
Net cash provided by (used in):
Operating activities	$100,950	$42,565	$36,738	>100.0%	15.9%
Investing activities	(104,461)	(66,639)	(15,163)	56.8%	>100.0%
Financing activities	5,334	18,773	28,451	(71.6)%	(34.0)%

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization and the effect of working capital changes.

Net cash provided by operating activities was $101.0 million for the year ended December 31, 2012 compared to $42.6 million for the year ended December 31, 2011. This $58.4 million increase was primarily the result of a $72.4 million improvement in earnings before income taxes, offset by a one-time termination fee payment related to an advisory agreement with Golden Gate Capital of $8.0 million which was accrued at December 31, 2011 and made during the first quarter of 2012 and the net build in working capital year over year of $13.5 million. Several non-cash adjustments during the year ended December 31, 2012 and 2011, including a $6.0 million loss related to the early extinguishment of debt in 2011, netted to a $6.9 million impact on cash flows for each period presented.

Net cash provided by operating activities was $42.6 million in 2011 compared to $36.7 million in 2010. This $5.9 million increase was primarily the result of a $23.7 million improvement in earnings before income taxes, offset by a $4.6 million increase in contributions to our employee pension plan, the collection of a $4.4 million insurance settlement in 2010 that did not occur in 2011, non-cash adjustments related to the early extinguishment of debt in 2011 and 2010 and a net build in working capital year over year of $8.3 million.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth and maintenance.

Net cash used in investing activities was 104.5 million in the year ended December 31, 2012. This use of cash is due to capital expenditures which totaled $105.7 million for the year ended December 31, 2012, partially offset by proceeds of $1.3 million received from the sale of a building and various equipment. Capital expenditures in 2012 have been primarily for the construction of our resin coating production facility in Rochelle, Illinois and the engineering, procurement, and construction of a Greenfield raw sand plant in Sparta, Wisconsin.

Net cash used in investing activities was $66.6 million in the year ended December 31, 2011. This use of cash is due to capital expenditures which totaled $66.7 million for the year ended December 31, 2011 and included the acquisition of land in Sparta, Wisconsin for $8.0 million and the investment in our Ottawa and Rockwood facilities of $38.2 million and $8.7 million, respectively, for the expansion of our production capacity which we finalized during the fourth quarter of 2011. These two projects at our Ottawa and Rockwood facilities increased annual production capacity of frac sand by 900,000 tons and 250,000 tons, respectively.

Net cash used in investing activities was $15.2 million in 2010. This use of cash is primarily due to customary maintenance capital spending, as well as $3.0 million in reserves acquisition costs and $3.8 million to expand production capacity at one of our facilities.

Management anticipates that our capital expenditures in 2013 will be approximately $50-60 million, which is primarily associated with growth and maintenance capital. We anticipate that this amount will be sufficient to complete these capacity expansions.

Net Cash Provided by (Used in) Financing Activities

Financing activities consisted primarily of equity issuances and repurchases, capital contributions, borrowings and repayments related to the Revolver and Term Loan, as well as fees and expenses paid in connection with our credit facilities and outstanding checks from our customers.

Net cash provided by financing activities was $5.3 million in the year ended December 31, 2012. During the period, dividends of $26.5 million were paid to stockholders, we paid $1.1 million to repurchase stock, we made scheduled principal payments on our Term Loan of $2.6 million, and our short-term debt of $3.9 million was paid in full.

On January 31, 2012, we completed an initial public offering of 2,941,176 shares of our common stock at an offering price of $17.00 per share for aggregate proceeds of approximately $50.0 million (the “IPO”). We received net proceeds of approximately $40.8 million, after deducting $3.5 million of underwriting discounts and commissions and offering expenses of $5.7 million.

Simultaneously with the IPO, GGC Holdings, our parent and sole stockholder prior to the IPO and now largest stockholder, contributed to us all of the stock of its wholly-owned subsidiary, GGC RCS Holdings, Inc., whose operating subsidiary is Coated Sand Solutions, LLC. Prior to this transaction, GGC RCS Holdings, Inc. had a $15.0 million note payable to GGC Holdings which, together with accrued interest of $1.7 million, was converted to an equity contribution by GGC Holdings, simultaneously to the IPO.

Net cash provided by financing activities in 2011 was $18.8 million. During the period, net outstanding debt increased $22.5 million and included an increase in the Term Loan of $95.6 million with $75.0 million of those proceeds used to repay the entire amount outstanding on the mezzanine loan facility as well as new borrowings of $4.0 million related to the acquisition of the land in Sparta, Wisconsin. We incurred financing fees of $4.1 million and a prepayment penalty of $1.5 million in connection with this refinancing.

Net cash provided by financing activities in 2010 was $28.5 million, which included a $64.7 million increase in the size of the Term Loan, a $6.5 million decrease in the size of the mezzanine loan facility, the issuance of a $15.0 million note to GGC Holdings, an $11.8 million capital contribution from GGC Holdings and a $51.6 million dividend paid to GGC Holdings. In addition, we paid $3.9 million in financing fees and prepayment penalties related to the debt refinancing.

Share Repurchase Program

On June 11, 2012, the Board of Directors authorized the repurchase of up to $25.0 million of our common stock. The authorization remains open for a period of 18 months, concluding on December 11, 2013. For additional information on our share repurchase program and repurchase activity during the fourth quarter of fiscal year 2012, see “Purchase of Equity Securities by the Issuer and Affiliated Purchasers” included in Part II, Item 5 of this Annual Report on Form 10-K.

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

On December 31, 2012, we again amended our Revolver. The primary revisions to the Revolver included an increase of the commitment under the Agreement from $35 million to $50 million, and the letter of credit sublimit from $15 million to $20 million; provided, however, that the aggregate principal amount of the loans and letters of credit obligations outstanding at any one time shall not exceed the borrowing base as calculated pursuant to the Agreement. The amendment also extended the termination date of the Revolver from October 31, 2015 to October 31, 2016, reduced prices and fees on borrowings, letters of credit and unused commitments and added an additional subsidiary, Coated Sand Solutions, as a co-borrower.

Borrowing availability under the Revolver is determined by a formula that considers eligible accounts receivable and inventory less any outstanding letters of credit plus a reserve for derivatives. We had no borrowings outstanding as of December 31, 2012, $10.9 million of outstanding letters of credit, which left $32.1 million available under the Revolver.

Borrowings under the Revolver are subject to the accuracy of representations and warranties in all material respects and the absence of any defaults under the Revolver and the Term Loan.

Term Loan

On November 25, 2008, in connection with our acquisition by an affiliate of Golden Gate Capital, we entered into the Term Loan with various banks and other financial institutions as lenders thereunder and BNP Paribas, as administrative agent. On May 7, 2010, the Term Loan was amended and restated to, among other things, (1) increase the aggregate principal amount available thereunder from $102.0 million to $165.0 million and (2) add an incremental term loan facility in the maximum aggregate principal amount of $25.0 million.

On June 8, 2011, the Term Loan was again amended and restated to, among other things, (1) further increase the aggregate principal amount available thereunder to $260.0 million and (2) increase the maximum aggregate principal amount under the incremental term loan facility to $50.0 million (or $100.0 million if the total leverage ratio on a pro forma basis would not exceed 3x).

On January 31, 2012, we again amended and restated the Term Loan to reduce the covenants and restrictions on our activities. The Term Loan, as amended, contains customary covenants and restrictions on our activities related to, among other things: the incurrence of additional indebtedness; liens and negative pledges;

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

Contractual Obligations

As of December 31, 2012, the total of our future contractual cash commitments, including the repayment of our debt obligations under the Term Loan, is summarized as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(amounts in thousands)
Long-term debt obligations(1)	$255,425	$2,433	$4,871	$248,121	$—
Estimated interest payments on long-term debt	49,207	12,118	23,866	13,223	—
Retirement plans	54,151	3,729	12,445	10,298	27,679
Operating lease obligations(2)	42,094	10,813	15,754	9,975	5,552
Other long-term liabilities(3)	2,174	208	402	402	1,162

Total Contractual Cash Obligations(4)(5)	$403,051	$29,301	$57,338	$282,019	$34,393

(1)

On June 8, 2011, we amended and restated the Term Loan to, among other things, increase the aggregate principal amount available thereunder to $260.0 million and adjust the interest rate to the London Interbank Offered Rate (“LIBOR”), plus 375 basis points, and used the proceeds to prepay the mezzanine loan facility in its entirety. As of December 31, 2012, we had $255.4 million, net of unamortized original issue discount, outstanding under the Term Loan. See “—Liquidity and Capital Resources—Credit Facilities.”

(2)

We are obligated under certain operating leases for railroad cars, mining properties, mining and processing equipment, office space, transportation and other equipment. Certain of our operating lease arrangements include options to purchase the equipment for fair market value at the end of the original lease term. Annual operating lease commitments are presented in more detail in Note N to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

(3)	Other long-term obligations include estimated future minimum royalty payments provided for under our mineral leases.
(4)	The above table excludes discounted asset retirement obligations in the amount of $6.7 million at December 31, 2012, the majority of which have a settlement date beyond 2025.
(5)

We have indemnified underwriters for surety bonds issued on our behalf and are a contingent guarantor on a railcar lease, both of which are excluded from this table. See Note R to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Environmental Matters

We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. We may also from time to time incur fines and penalties associated with noncompliance with such laws and regulations. In particular, on September 8, 2011 we voluntarily disclosed potential violations of air emission permits at our Rockwood, Michigan facility to the EPA and the Michigan Department of Environmental Quality, and while no proceedings have been instituted at this time by either agency we could incur penalties or be subject to other requirements in the future as a result of such potential violations. As of December 31, 2012, we had $6.7 million accrued for future reclamation costs, as compared to $9.5 million as of December 31, 2011.

We discuss certain environmental matters relating to our various production and other facilities, certain regulatory requirements relating to human exposure to crystalline silica and our mining activity and how such matters may affect our business in the future under Item 1, “Business,” Item 1A, “Risk Factors” and Item 3, “Legal Proceedings.”

Non-GAAP Financial Performance Measures

Segment Contribution Margin

Oil & Gas Proppants contribution margin increased $72.5 million, or 107.2%, to $140.1 million for the year ended December 31, 2012 compared to $67.6 million for the year ended December 31, 2011 due to the factors noted above. For the year ended December 31, 2011, contribution margin increased $24.5 million, or 57% to $67.6 million compared to $43.1 million for the year ended December 31, 2010 due to the factors noted above.

Industrial & Specialty Products contribution margin increased $0.6 million, or 1.1%, to $53.6 million for the year ended December 31, 2012 compared to $53.0 million for the year ended December 31, 2011 due to the factors noted above. For the year ended December 31, 2011, contribution margin increased $7.0 million, or 15% to $53.0 million compared to $46.0 million for the year ended December 31, 2010 due to the factors noted above.

For more detail on the reconciliation of segment contribution margin to its most directly comparable GAAP financial measure, income (loss) before income taxes, see Note T to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA.

	Year Ended December 31,
	2012	2011	2010
	(amount in thousands)
Net income	$79,154	$30,253	$11,392
Total interest expense, net of interest income	13,615	18,347	22,989
Provision for taxes	30,651	7,162	2,329
Total depreciation, depletion and amortization expenses	25,099	20,999	19,305

EBITDA	148,519	76,761	56,015
Non-cash deductions, losses and charges (1)	379	(526)	1,364
Non-recurring expenses (income) (2)	(4,206)	(2,028)	—
Transaction expenses (3)	156	6,043	10,669
Permitted management fees and expenses (4)	—	9,250	1,250
Non-cash incentive compensation (5)	2,330	1,237	383
Post-employment expenses (excluding service costs) (6)	1,794	1,689	2,113
Other adjustments allowable under our existing credit agreements (7)	1,617	1,131	358

Adjusted EBITDA	$150,589	$93,557	$72,152

(1)

Includes non-cash deductions, losses and charges arising from adjustments to estimates of a future litigation liability and the decision by our hourly workforce at our Rockwood facility to withdraw from a pension plan administered by a third party.

(2)

Includes the gain on insurance settlements of $(3,734), $(2,028), and $0 for the years ended December 31, 2012, 2011, and 2010, respectively. Includes the (gain) on the sale of assets of $(472) for the year ended December 31, 2012.

(3)

Includes natural gas hedging losses, purchase accounting adjustments, management bonuses and other expenses related to the Golden Gate Capital acquisition, as well as unamortized transaction fees and expenses arising from the refinancing of our Term Loan and Revolver.

(4)

Includes fees and expense paid to Golden Gate Capital for ongoing consulting and management services provided pursuant to an Advisory Agreement entered into in connection with the Golden Gate Capital acquisition; this Advisory Agreement was terminated in connection with our IPO.

(5)	Includes vesting of incentive equity compensation issued to our employees.
(6)

Includes net pension cost and net post-retirement cost relating to pension and other post-retirement benefit obligations during the applicable period, but in each case excluding the service cost relating to benefits earned during such period. See Note Q to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

(7)

Reflects miscellaneous adjustments permitted under our existing credit agreements, including such items as expenses related to Sarbanes-Oxley implementation, reviewing growth initiatives and potential acquisitions.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally acceptable in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported revenues and expenses during the reporting periods. We evaluate these estimates and assumptions on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may materially differ from these estimates.

A summary of our significant accounting policies is included in Note B to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. Management believes that the application of these policies on a consistent basis enables us to provide the users of the Consolidated Financial Statements with useful and reliable information about our operating results and financial condition.

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

Mine Reclamation Costs

We recognize the fair value of any liability for conditional asset retirement obligations, including environmental remediation liabilities when incurred, which is generally upon acquisition, construction or development and/or through the normal operation of the asset, if sufficient information exists to reasonably estimate the fair value of the liability. These obligations generally include the estimated net future costs of dismantling, restoring and reclaiming operating mines and related mine sites, in accordance with federal, state and local regulatory requirements. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs. The reclamation obligation is based on when spending for an existing environmental disturbance will occur. If the asset retirement obligation is settled for other than the carrying amount of the liability, a gain or loss is recognized on settlement. We review, on an annual basis, unless otherwise deemed necessary, the reclamation obligation at each mine site in accordance with ASC guidance for accounting reclamation obligations.

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

Employee Benefit Plans

We provide a range of benefits to our employees and retired employees, including pensions and post-retirement healthcare and life insurance benefits. We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions, including discount rates, assumed rates of returns, compensation increases, turnover rates and healthcare cost trend rates. We review the actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As required by U.S. generally accepted accounting principles, the effect of the modifications is generally recorded or amortized over future periods. We believe that the assumptions utilized in recording our obligations under the plans, which are presented in Note P to our audited Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, are reasonable based on advice from our actuaries and information as to assumptions used by other employers.

Equity-Based Awards

In July 2011, we adopted the U.S Silica Holdings, Inc. 2011 Incentive Compensation Plan which provides for grants of stock options, stock appreciation rights, restricted stock and other incentive-based awards. In 2012, we only awarded equity-based awards from the provisions of the 2011 Incentive Compensation Plan.

We account for equity-based awards in accordance with applicable guidance, which establishes standards of accounting for transactions in which an entity exchanges its equity instruments for goods or services. Equity-based compensation expense is recorded based upon the fair value of the award at grant date. Such costs are recognized as expense on a straight-line basis over the corresponding vesting period. In calculating the compensation expense for options granted, we have estimated the fair value of each grant issued through December 31, 2012 using the Black-Scholes option-pricing model. The fair value of stock options granted have been calculated based on the stock price on the date of the option grant, the exercise price of the option and the following assumptions, which are evaluated and revised, as necessary, to reflect market conditions and experience. These assumptions are the weighted-average of the assumptions used for all grants which occurred during the respective fiscal year.

The following table illustrates the assumptions used in the Black-Scholes pricing model for options granted during the respective fiscal year:

2012
Risk-free interest rate	0.83 – 1.05%
Expected volatility	45%
Expected term	6.25 years
Expected dividend yield	0.00%
Expected forfeiture yield	0.00%

Risk-free interest rate—This is an interpolated rate from the U.S. constant maturity treasury rate for a term corresponding to the expected term, as described below. An increase in the risk-free rate will increase compensation expense.

Expected volatility—This is a measure of the amount by which the price of various comparable companies’ common stock has fluctuated or is expected to fluctuate, as our common stock has not been publicly-traded for an adequate period of time. The comparable companies were selected by analyzing public companies in the industry based on various factors including, but not limited to, company size, financial data availability, active trading volume, and capital structure. An increase in the expected volatility will increase compensation expense.

Expected term—This is the period of time over which the options are expected to remain outstanding. An increase in the expected term will increase compensation expense. The computation of the expected term is based on the simplified method as our stock options are standard options and we have little recent history of exercise data. Under the simplified method, the expected term is presumed to be the mid-point between the average vesting date and the end of the contractual term.

While we declared a special cash dividend of $0.50 per share of outstanding common stock on December 10, 2012, our expected divided yield is equal to 0.00% as we have never declared a recurring dividend on our common stock and our board has not approved the payment of a dividend in the foreseeable future.

Our expected forfeiture rate is the estimated percentage of options granted that are expected to be forfeited or cancelled on an annual basis before becoming fully vested. We have assumed that there will be no forfeitures due to the fact that we do not have adequate historical forfeiture data on which to base the assumption.

The application of a valuation model involves assumptions that are judgmental and highly sensitive in the valuation of incentive awards, which affects compensation expense related to these awards. We will continue to use judgment in evaluating the risk-free interest rate, expected volatility and lives related to our equity-based compensation on a prospective basis and incorporating these factors into our pricing model.

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

We recognize a tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the tax benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. At the adoption date, we applied the uncertain tax position guidance to all tax positions for which the statute of limitations remained open. The adoption of this guidance did not have a material impact on our consolidated financial condition or results of operations.

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

The largest permanent item in computing both our effective tax rate and taxable income is the deduction allowed for statutory depletion. The impact of statutory depletion on the effective tax rate is presented in Note P to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. The deduction for statutory depletion does not necessarily change proportionately to changes in income before income taxes.

Recent Accounting Pronouncements

New accounting guidance that we have recently adopted, as well as accounting guidance that has been recently issued but not yet adopted by us, are included in Note B to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Internal Control over Financial Reporting

We reissued our 2010 financial statements after management identified a material weakness in its internal controls related to stock-based compensation. Based on a misinterpretation of accounting guidance, management did not properly record compensation for equity-based awards granted at GGC Holdings to certain of our employees. This resulted in an understatement of stock-based compensation expense in 2009 and 2010. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. No additional equity-based awards are expected to be granted to our employees at GGC Holdings in the future and, therefore, no additional remediation efforts are necessary.

If we fail to maintain effective internal controls in the future, it could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis, which could cause investors to lose confidence in our financial information or cause our stock price to decline.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks, which exist as a part of our ongoing business operations. We use derivative financial and commodity instruments, where appropriate, to manage these risks. As a matter of policy, we do not engage in trading or speculative transactions. Refer to Note K to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information on our derivative financial and commodity instruments.

Interest Rate Risk

We may use interest rate derivatives in the normal course of our business to manage both our interest cost and the risks associated with changing interest rates. These hedge agreements are used to exchange the difference between fixed and variable-rate interest amounts to an agreed-upon notional principal amount. We do not use derivative financial instruments for trading or speculative purposes. By their nature, all such instruments involve risk, including the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract (credit risk) or the possibility that future changes in market price may make a financial instrument less valuable or more onerous (market risk). As is customary for these types of instruments, we do not require collateral or other security from other parties to these instruments. In management’s opinion, there is no significant risk of loss in the event of nonperformance of the counterparties to these financial instruments.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2012, we have assessed that the impact of the credit valuation adjustments on the overall valuation of our derivative positions is not significant. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

		December 31, 2012			December 31, 2011
	Maturity Date	Contract/Notional Amount	Carrying Amount	Fair Value	Contract/Notional Amount	Carrying Amount	Fair Value
			(dollars in thousands)			(dollars in thousands)
Interest rate cap agreement(1)	2012				$100 million	$—	$—
Interest rate cap agreement(1)	2013	$130 million	$—	$—	$30 million	$11	$11

(1)	Agreements limit the LIBOR floating interest rate base to 4%.

We have designated these contracts as qualified cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings. We had no ineffective contracts as of December 31, 2012.

Assuming that LIBOR is greater than the 1.0% minimum base rate on the Term Loan, a hypothetical increase or decrease in interest rates by 1.0% would have changed our interest expense by $2.5, $2.5 and $2.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk related to interest rates is the potential loss arising from adverse changes in interest rates. We do not believe that inflation has a material impact on our financial position or results of operations during periods covered by the financial statements included in this prospectus.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:

U.S. SILICA HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm	Audit • Tax • Advisory Grant Thornton LLP 1 South Street, Suite 2400 Baltimore, MD 21202-7304
To the Board of Directors and Stockholders of U.S. Silica Holdings, Inc.	T 410.685.4000 F 410.837.0587 www.GrantThornton.com

We have audited the accompanying consolidated balance sheets of U.S. Silica Holdings, Inc. (a Delaware Corporation) (and subsidiaries) (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Silica Holdings, Inc. (and subsidiaries) as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Baltimore, Maryland

February 26, 2013

Grant Thornton LLP

U.S. member firm of Grant Thornton International Ltd

U.S. SILICA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$61,022	$59,199
Accounts receivable, net	59,564	46,600
Inventories, net	39,835	29,307
Prepaid expenses and other current assets	6,738	8,561
Deferred income taxes, net	10,108	28,007
Income tax receivable	—	3,895

Total current assets	177,267	175,569

Property, plant and mine development, net	414,218	336,788
Debt issuance costs, net	2,111	1,291
Goodwill	68,403	68,403
Trade names	10,436	10,436
Customer relationships, net	6,531	6,942
Other assets	7,844	6,367

Total assets	$686,810	$605,796

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Book overdraft	$5,390	$5,588
Accounts payable	37,333	36,579
Accrued liabilities	9,481	9,875
Accrued interest	2	1,659
Current portion of long-term debt	2,433	6,364
Income tax payable	20,596	—
Current portion of deferred revenue	4,855	10,393

Total current liabilities	80,090	70,458

Long-term debt	252,992	255,425
Note payable to parent	—	15,000
Liability for pension and other post-retirement benefits	52,747	52,078
Deferred revenue	—	2,128
Deferred income taxes, net	59,111	75,915
Other long-term obligations	10,176	12,858

Total liabilities	455,116	483,862
Commitments and contingencies

Stockholders’ Equity:
Common stock	529	500
Preferred stock	—	—
Additional paid-in capital	163,579	103,757
Retained earnings	82,731	30,038
Treasury stock, at cost	(970)	—
Accumulated other comprehensive loss	(14,175)	(12,361)

Total stockholders’ equity	231,694	121,934

Total liabilities and stockholders’ equity	$686,810	$605,796

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except per share amounts)
Sales	$441,921	$295,596	$244,953
Cost of goods sold (excluding depreciation, depletion and amortization)	256,535	181,196	157,994
Operating expenses
Selling, general and administrative	41,299	23,348	20,413
Advisory fees to parent	—	9,250	1,250
Depreciation, depletion and amortization	25,099	20,999	19,305

	66,398	53,597	40,968

Operating income	118,988	60,803	45,991
Other (expense) income
Interest expense	(13,795)	(18,407)	(23,034)
Early extinguishment of debt	—	(6,043)	(10,195)
Other income, net, including interest income	4,612	1,062	959

	(9,184)	(23,388)	(32,270)

Income before income taxes	109,805	37,415	13,721
Income tax expense	(30,651)	(7,162)	(2,329)

Net income	$79,154	$30,253	$11,392

Earnings per share:
Basic	$1.50	$0.61	$0.23
Diluted	$1.50	$0.61	$0.23

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net income	$79,154	$30,253	$11,392
Other comprehensive income:
Unrealized gain (loss) on derivatives (net of tax of $144, $78 and $308 for 2012, 2011, and 2010, respectively)	227	123	(483)
Pension and other post-retirement benefits liability adjustment (net of tax of $1,299, $4,627 and $1,339 for 2012, 2011, and 2010, respectively)	(2,041)	(7,244)	(957)

Comprehensive income	$77,340	$23,132	$9,952

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2009	$500	$—	$126,649	$3,681	$(3,800)	$127,030
Net income	—	—	—	11,392	—	11,392
Unrealized gain (loss) on derivatives	—	—	—	—	(483)	(483)
Minimum pension liability	—	—	—	—	(957)	(957)
Capital contributed by parent	—	—	11,800	—	—	11,800
Equity-based compensation	—	—	383	—	—	383
Dividend	—	—	(36,313)	(15,288)	—	(51,601)

Balance at December 31, 2010	500	—	102,519	(215)	(5,240)	97,564
Net income	—	—	—	30,253	—	30,253
Unrealized gain (loss) on derivatives	—	—	—	—	123	123
Minimum pension liability	—	—	—	—	(7,244)	(7,244)
Equity-based compensation	—	—	1,238	—	—	1,238

Balance at December 31, 2011	500	—	103,757	30,038	(12,361)	121,934
Net income	—	—	—	79,154	—	79,154
Unrealized gain (loss) on derivatives	—	—	—	—	227	227
Minimum pension liability	—	—	—	—	(2,041)	(2,041)
Cash dividend declared ($0.50 per share of common stock)	—	—	—	(26,461)	—	(26,461)
Equity-based compensation	—	—	2,330	—	—	2,330
Issuance of common stock (January 2012 initial public offering at $17.00 per share, net of issuance costs of $9,171)	29	—	40,800	—	—	40,829
Issuance of treasury stock	—	102	—	—	—	102
Repurchase of common stock	—	(1,072)	—	—	—	(1,072)
Capital contributed by parent	—	—	16,692	—	—	16,692

Balance at December 31, 2012	$529	$(970)	$163,579	$82,731	$(14,175)	$231,694

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Operating activities:
Net income	$79,154	$30,253	$11,392
Adjustments:
Depreciation, depletion and amortization	25,099	20,999	19,305
Debt issuance amortization	515	265	450
Original issue discount amortization	168	157	383
Early extinguishment of debt	—	6,043	10,195
(Gain)/loss on disposal of property, plant and equipment	(472)	(35)	2
Deferred income taxes	1,095	(659)	(1,324)
Deferred revenue	(7,666)	(7,068)	(5,812)
Equity-based compensation	2,330	1,238	383
Other	(1,192)	(7,841)	(767)
Changes in assets and liabilities:
Accounts receivable	(13,239)	(16,437)	1,717
Inventories	(10,528)	(6,889)	869
Prepaid expenses and other current assets	1,823	(5,370)	194
Income taxes	24,491	(1,745)	(2,341)
Accounts payable and accrued liabilities	8,458	25,388	4,133
Advisory services termination fee to Golden Gate Capital	(8,000)	—	—
Accrued interest	(1,657)	1,558	22
Liability for pension and other post-retirement benefits	571	2,708	(2,063)

Net cash provided by operating activities	100,950	42,565	36,738

Investing activities:
Capital expenditures	(105,719)	(66,745)	(15,241)
Proceeds from sale of property, plant and equipment	1,258	106	78

Net cash used in investing activities	(104,461)	(66,639)	(15,163)

Financing activities:
Proceeds from issuance of common stock in initial public offering	50,000	—	—
Dividends paid	(26,461)	—	(51,601)
Repurchase of common stock	(1,072)	—	—
Issuance of treasury stock	102	—	—
Issuance of long-term debt	—	259,061	65,909
Issuance of short-term debt	—	3,932	—
Repayment of long-term debt	(2,600)	(240,476)	(11,214)
Repayment of short-term debt	(3,932)	—	—
Change in book overdraft	(198)	1,861	2,497
Capital contributed by parent	—	—	11,800
Proceeds from issuance of note to parent	—	—	15,000
Principal payments on capital lease obligations	—	—	(5)
Prepayment penalties	—	(1,500)	(392)
Financing fees	(1,334)	(4,105)	(3,543)
Common stock issuance costs	(9,171)	—	—

Net cash provided by financing activities	5,334	18,773	28,451

Net increase (decrease) in cash and cash equivalents	1,823	(5,301)	50,026
Cash and cash equivalents, beginning of period	59,199	64,500	14,474

Cash and cash equivalents, end of period	$61,022	$59,199	$64,500

Non-cash financing activities:
Contribution of note from parent and related accrued interest	$16,692	$—	$—
Supplemental cash flow information:
Cash paid during the period for:
Interest	$12,436	$18,404	$20,108
Taxes	$3,883	$6,915	$4,246

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On January 31, 2012, we completed an initial public offering of common stock (the “IPO”) through a Registration Statement on Form S-1 (File No. 333-175636), pursuant to which we registered and issued 2,941,176 shares of our common stock, and we registered and certain of our stockholders sold 8,823,529 shares common stock at an offering price of $17.00 per share. On February 6, 2012, we issued all 2,941,176 shares of common stock for an aggregate offering price of approximately $50.0 million and the selling stockholders sold all 8,823,529 shares of common stock for an aggregate offering price of approximately $150.0 million. As a result of the offering, we received net proceeds of approximately $40.8 million, after deducting $3.5 million of underwriting discounts and commissions and offering expenses of $5.7 million.

On January 31, 2012, simultaneously with the initial public offering of our common stock, GGC USS Holdings, LLC, our parent and sole stockholder prior to the IPO and now our largest stockholder, contributed to us all of the stock of its wholly-owned subsidiary, GGC RCS Holdings, Inc., and its operating subsidiary, Coated Sand Solutions, LLC. Prior to this transaction, GGC RCS Holdings, Inc. had a $15.0 million note payable to GGC USS Holdings, LLC which, together with accrued interest of $1.7 million, was converted to an equity contribution by GGC USS Holdings, LLC, simultaneously with the IPO. Coated Sand Solutions, LLC is currently producing and developing resin-coated sand proppants for sale into the Oil and Gas proppant market for use in the hydraulic fracturing process.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 (the “Financial Statements”), present our financial position, results of operations, and cash flows. In our opinion, our Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of December 31, 2012 and 2011, the results of our operations for the years ended December 31, 2012, 2011 and 2010, and our cash flows for the year ended December 31, 2012, 2011 and 2010. We have reclassified certain immaterial amounts in the prior years’ consolidated statement of cash flows within operating activities to conform to the current year presentation. These reclassifications had no effect on previously reported net cash flows from operations.

In order to make this report easier to read, we refer throughout to (i) our Consolidated Balance Sheets as our “Balance Sheets,” (ii) our Consolidated Statements of Operations as our “Income Statements,” and (iii) our Consolidated Statements of Cash Flows as our “Cash Flows.”

The Financial Statements include the accounts of Holdings and its direct and indirect wholly-owned subsidiaries and GGC RCS Holdings, Inc. (formed in 2010). In consideration of the contribution of GGC RCS Holdings, Inc. to us on January 31, 2012, we and our subsidiaries are presented on a consolidated basis with GGC RCS Holdings, Inc. as of and for the year ended December 31, 2012. As of December 31, 2011 and for the years ended December 31, 2011 and 2010, we and our subsidiaries are presented on a combined basis with GGC RCS Holdings, Inc. All significant intercompany balances and transactions have been eliminated in combination.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

We follow FASB Accounting Standards Codification (“ASC”) guidance for identification and reporting of entities over which control is achieved through means other than voting rights. The guidance defines such entities as Variable Interest Entities (“VIEs”). As of December 31, 2012 and for the periods presented herein, we have identified no entities over which we maintain any level of control that would qualify for consolidation under ASC guidance.

Use of Estimates and Assumptions

The Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of the Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production amortization calculations; environmental, reclamation and closure obligations; estimates of recoverable minerals; estimates of fair value for certain reporting units and asset impairments (including impairments of goodwill and other long-lived assets); write-downs of inventory to net realizable value; equity-based compensation expense; post-employment, post-retirement and other employee benefit liabilities; valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments including derivative instruments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Revenue Recognition

Revenue is recognized from a sale when persuasive evidence of an arrangement exists, the price is determinable, the product has been delivered or legal title has been transferred to the customer and collection of the sales price is reasonably assured. Amounts received from customers in advance of revenue recognition are deferred as liabilities.

We derive our sales by mining and processing minerals that our customers purchase for various uses. Our sales are primarily a function of the price per ton realized and the volumes sold. In some instances, our sales also include a charge for transportation services it provides to our customers. Our transportation revenue fluctuates based on a number of factors, including the volume of product it transports under contract, service agreements with our customers, the mode of transportation utilized and the distance between our plants and customers.

We primarily sell our products under short-term price agreements or at prevailing market rates. For a limited number of customers, we sell under long-term, competitively-bid supply agreements. For the year ended December 31, 2012, we had take-or-pay supply agreements with nine of our customers in the oil & gas proppants segment with initial terms expiring between 2012 and 2016. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that it must provide and the price that it will charge and that our customers will pay for each product. Prices under these agreements are generally fixed and subject to upward adjustment in response to certain cost increases. As a result, our realized prices may not grow at rates consistent with broader industry pricing. For example, during periods of rapid price growth, our realized prices may grow more slowly than those of competitors, and during periods of price decline, our realized prices may outperform industry averages.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

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

Cash and Cash Equivalents

Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Cash and cash equivalents are invested primarily in money market securities with high quality institutions. Accounts at each institution are insured by Federal Deposit Insurance Corporation. Cash balances at times may exceed federally-insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.

Accounts Receivable

The majority of our accounts receivable are due from companies in the glass, oil and natural gas drilling, building products, filler and extenders, foundries and other major industries. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they are deemed uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Our five largest customers accounted for approximately 31%, 25% and 29% of sales in the years ended December 31, 2012, 2011 and 2010, respectively. No single individual customer accounted for more than 10% of sales in the years ended December 31, 2012, 2011 and 2010. Management believes it maintains adequate reserves for potential credit losses; ongoing credit evaluations are performed and collateral is generally not required.

Inventories

Inventories represent silica and other industrial sand available for shipment. We value inventory at the lower of cost or market. Cost is determined using the first-in, first-out and average cost methods.

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

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

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

We evaluate the carrying value of our property and equipment if impairment evaluation triggering events occur. If it is determined that the current net book value is in excess of the fair value, the excess of the net book value over the estimated fair value is recorded in our consolidated statements of operations as impairment loss. Fair value is generally estimated using valuation techniques that consider the discounted cash flows of the asset at rates deemed reasonable for the type of asset and prevailing market conditions, appraisals, including recent similar transactions in the market and if appropriate and available, current estimated net sales proceeds from pending offers.

We will classify an asset as held for sale when we have committed to a plan to sell the asset, the sale of the asset is probable within one year, and actions to complete the sale are unlikely to change or that the sale will be withdrawn. Accordingly, we typically classify assets as held for sale when our Board of Directors has approved the sale, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing contingencies exist which could prevent the transaction from being completed in a timely manner. If these criteria are met, we will record an impairment loss if the fair value, less cost to sell, is lower than the carrying amount of the asset and will cease recording depreciation. We will classify the loss, together with the related operating results, including related interest expense on any debt assumed by the buyer or that is required to be repaid as a result of the sale, as discontinued operations on our consolidated statement of operations, presuming that we will not have continuing involvement with the property or asset after the sale, and classify the asset and related liability as held for sale on our consolidated balance sheet. Gains on sales of assets are recognized at the time of sale or deferred and recognized as income in subsequent periods as conditions requiring deferral are satisfied or expire without further cost to us.

Mine exploration and development

Mine exploration and development costs include engineering and mineral studies, drilling and other related costs to delineate an ore body, and the removal of overburden to initially expose an ore body for production. Costs incurred before mineralization are classified as proven and probable reserves are expensed and classified as exploration or advanced projects, research and development expense. Capitalization of mine development project costs, that meet the definition of an asset, begins once mineralization is classified as proven and probable reserves.

Drilling and related costs are capitalized for an ore body where proven and probable reserves exist and the activities are directed at obtaining additional information on the ore body or converting non-reserve

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

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

The production phase of an open pit mine commences when saleable minerals, beyond a de minimis amount, are produced. Stripping costs incurred during the production phase of a mine are variable production costs that are included as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory. Our definition of a mine and the mine’s production phase may differ from that of other companies in the mining industry resulting in incomparable allocations of stripping costs to deferred mine development and production costs. Other mining companies may expense pre-stripping costs associated with subsequent pits within a mining complex.

Mine development costs are amortized using the units-of-production method based on estimated recoverable tons in proven and probable reserves. To the extent that these costs benefit an entire ore body, they are amortized over the estimated life of the ore body. Costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are amortized over the estimated life of that specific ore block or area.

Mine reclamation costs

We recognize the fair value of any liability for conditional asset retirement obligations, including environmental remediation liabilities when incurred, which is generally upon acquisition, construction or development and/or through the normal operation of the asset, if sufficient information exists to reasonably estimate the fair value of the liability. These obligations generally include the estimated net future costs of dismantling, restoring and reclaiming operating mines and related mine sites, in accordance with federal, state and local regulatory requirements. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs. The reclamation obligation is based on when spending for an existing environmental disturbance will occur. If the asset retirement obligation is settled for other than the carrying amount of the liability, a gain or loss is recognized on settlement. We review, on an annual basis, unless otherwise deemed necessary, the reclamation obligation at each mine site in accordance with ASC guidance for accounting reclamation obligations.

Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates at inactive mines are reflected in earnings in the period an estimate is revised.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

In connection with our annual review of our reclamation obligations in 2012, we have determined that some of our estimates required revision due to changes in cost estimates and settlement dates at numerous sites with the largest change being caused by favorable legislation at our Rockwood, MI site. These changes in estimates resulted in the reversal of $3.5 million of reclamation obligations in 2012.

We reported a liability of $6.7 million and $9.5 million in other long-term obligations related to this obligation as of December 31, 2012 and 2011, respectively. Changes in the asset retirement obligation are as follows:

	2012	2011
Beginning balance	$9,504	$6,401
Payments	—	—
Accretion	658	537
Revisions of prior estimates	(3,503)	2,566

Ending balance	$6,659	$9,504

Goodwill and Other Intangible Assets and Related Impairment

Our intangible assets consist of goodwill, which is not being amortized; indefinite lived intangibles, which consist of certain trade names that are not subject to amortization; and customer relationships, which are being amortized on a straight-line basis over their useful life of 20 years. Goodwill represents the excess of purchase price over the fair value of net assets from the business acquisition in 2008.

Goodwill and other intangible assets with indefinite lives are reviewed for impairment annually as of October 31 or more frequently whenever events or circumstances change that would more likely than not reduce the fair value of those assets. Prior to conducting a formal impairment test, we assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events.

If the qualitative assessment determines that an impairment is more likely than not, then the impairment test for goodwill, or other intangible assets with indefinite lives, requires a comparison of the fair value with the carrying amount, including goodwill. If this comparison reflects impairment, then the loss would be measured as the excess of recorded goodwill, or other intangible assets with indefinite lives, over its implied fair value. Implied fair value is the excess of our fair value over the fair value of all recognized and unrecognized assets and liabilities.

The evaluation of goodwill, or other intangible assets with indefinite lives, for possible impairment includes estimating our fair value using discounted cash flows and multiples of cash earnings valuation techniques, plus valuation comparisons to similar businesses. These valuations require us to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. Although we believe that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions. As of December 31, 2012 our qualitative assessment did not indicate that it was more likely than not that an impairment had occurred.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

As of December 31, 2012, the gross carrying amount of the customer relationships intangible asset was $8.2 million with accumulated amortization of $1.7 million. We review all finite-lived intangible assets for impairment when circumstances indicate that their carrying amounts may not be recoverable. We evaluate the carrying value of all finite-lived intangible assets for impairment by comparing the expected undiscounted future cash flows of the asset to the net book value of the asset. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is recorded in our consolidated statements of operations as impairment loss. Fair value is generally estimated using valuation techniques that consider the discounted cash flows of the asset at rates deemed reasonable for the type of asset and prevailing market conditions, replacement cost, appraisals, including recent similar transactions in the market and if appropriate, current estimated net sales proceeds from pending offers. As of December 31, 2012, the remaining useful life of our customer relationships was 15.9 years. The estimated annual amortization in each of the next five years is $411.

Debt Issuance Costs

Debt issuance costs consist of loan origination costs, which are being amortized using the effective interest method over the term of the related debt principal. Amortization included in interest expense was $515, $265 and $447 for the years ended December 31, 2012, 2011 and 2010, respectively.

Transportation Revenue and Expense

Transportation revenue is the revenue we receive from charging our customers to deliver product to their locations. Revenue is recognized from a sale when persuasive evidence of an arrangement exists, the price is determinable, the product has been delivered or legal title has been transferred to the customer and collection of the sales price is reasonably assured. Transportation expense is the cost we pay to ship product from its production facilities.

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

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

The current portion of our self-insurance reserves is included in accrued liabilities and the non-current portion is included in other long-term obligations in our consolidated balance sheets. Our self-insurance reserves totaled $4.0 million and $3.6 million at December 31, 2012 and 2011, respectively. Of these amounts, $1.3 million and $1.2 million, respectively, were classified as current.

Equity-based Compensation

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

We recognize a tax benefit associated with an uncertain tax position when, in management’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the tax benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management.

The largest permanent item in computing both our effective tax rate and taxable income is the deduction allowed for statutory depletion. The impact of statutory depletion on the effective tax rate is presented in Note P to these financial statements. The deduction for statutory depletion does not necessarily change proportionately to changes in income before income taxes.

Net Income per Common Share

Basic and diluted income per share is presented for net income. Basic income per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts that may require the issuance of common shares in the future were converted. Diluted income per share is computed by increasing the weighted-average number of outstanding common shares to include the additional common shares that would be outstanding after conversion and adjusting net income for changes that would result from the conversion. Only those securities or other contracts that result in a reduction in earnings per share are included in the calculation.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Comprehensive Income

In addition to net income, comprehensive income (loss) includes all changes in equity during a period, such as adjustments to minimum pension liabilities and the effective portion of changes in fair value of derivative instruments that qualify as cash flow hedges.

Financial Instruments

We currently use interest rate hedge agreements and have historically utilized natural gas hedge agreements to manage interest and energy costs and the risk associated with changing interest rates and natural gas prices. Amounts to be paid or received under these hedge agreements are accrued as interest rates or natural gas prices change and are recognized over the life of the hedge agreements as an adjustment to interest expense or, in the case of natural gas, cost of goods sold. Our policy is to not hold or issue derivative financial instruments for trading or speculative purposes. When entered into, these financial instruments are designated as hedges of underlying exposures, associated with our long-term debt and energy costs, and are monitored to determine if they remain effective hedges. Gains and losses on derivatives designated as cash flow hedges are recorded in other comprehensive income net of tax and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of all hedges, if any, is recognized currently in income. Additional disclosures for derivative instruments are presented in Note L to these financial statements.

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

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

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

In September 2011, the FASB issued changes to increase the level of disclosure about an employer’s participation in a multiemployer pension plan. These changes require that employers provide additional separate quantitative and qualitative disclosures for multiemployer pension plans and multiemployer other post-retirement benefit plans, including the significant multiemployer plan(s) in which an employer participates, the level at which an employer participates in the plan(s), the financial health of the plan(s) and the nature of the employer commitments to the plan(s). We adopted this guidance, effective January 1, 2012 with no material impact on our Financial Statements.

In July 2012, the FASB issued changes to the testing of indefinite-lived intangible assets for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of an indefinite-lived intangible asset is less than its carrying amount. In accordance with the amendment, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. In conducting a qualitative assessment, an entity should consider the extent to which relevant events and circumstances, both individually and in the aggregate, could have affected the significant inputs used to determine the fair value of the indefinite-lived intangible asset since the last assessment. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. These changes become effective for us for any impairment test on our indefinite-lived intangible assets performed on January 1, 2013 or later, although early adoption is permitted. We adopted this guidance, effective for the 2012 reporting period with no material impact on our Financial Statements.

NOTE C—EARNINGS PER SHARE

On November 25, 2008, we issued 1,000 shares of our common stock to our parent company and sole stockholder, GGC USS Holdings, LLC, for an aggregate purchase price of $10.00. The shares were issued in reliance on Section 4(2) of the Securities Act as the sale of the securities did not involve a public offering. Appropriate legends were affixed to the securities issued in this transaction. On July 8, 2011, our board of directors approved and we subsequently filed an amended and restated certificate of incorporation, which among other things, created a 50,000-for-one split of our common stock. All of our common stock share and per share data contained in the financial statements has been retroactively adjusted to reflect this stock split for all periods presented.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Basic income per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share is computed similarly to basic income per common share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. In accordance with the applicable accounting guidance for calculating earnings per share, we did not include our calculation of diluted earnings per share for the applicable periods, stock options where the exercise prices were greater than the average market prices.

	2012	2011	2010
Net income	$79,154	$30,253	$11,392

	$79,154	$30,253	$11,392

Weighted average common shares (thousands):
Basic	52,662	50,000	50,000
Effect of employee stock based awards	49	6	—

Diluted	52,711	50,006	50,000

Net income per common share:
Basic	$1.50	$0.61	$0.23
Diluted	$1.50	$0.61	$0.23

There were no outstanding options to purchase common stock at December 31, 2012, 2011 and 2010 that were anti-dilutive.

NOTE D—CAPITAL STRUCTURE AND ACCUMULATED COMPREHENSIVE INCOME

Common Stock

Our Amended and Restated Certificate of Incorporation, authorizes up to 500,000,000 shares of common stock, par value of $0.01. Subject to the rights of holders of any series of preferred stock, all of the voting power of the stockholders of the Corporation shall be vested in the holders of the common stock. There were 52,920,704 shares of common stock issued and outstanding at December 31, 2012. As of December 31, 2011, there were 50,000,000 shares issued and outstanding. On December 10, 2012, a special cash dividend of $0.50 per share of outstanding common stock was declared. The dividend was paid on December 28, 2012 to stockholders of record as of the close of business on December 20, 2012.

Management and our Board of Directors remain committed to evaluating additional ways of creating shareholder value. Any determination to pay dividends and other distributions in cash, stock, or property by U.S. Silica in the future will be at the discretion of our Board of Directors and will be dependent on then-existing conditions, including our business condition, our financial condition, results of operations, liquidity, capital requirements, contractual restrictions including restrictive covenants contained in debt agreements, and other factors.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

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

There are no shares of preferred stock issued or outstanding at December 31, 2012 and 2011. At present, we have no plans to issue any preferred stock.

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

As of December 31, 2012, we have repurchased 100,000 shares of our common stock, at an average price of $10.72 and have the authorization to repurchase up to an additional $23.9 million of our common stock under the program. Of the 100,000 shares repurchased, 9,528 have been re-issued to satisfy employee option exercises leaving total treasury shares of 90,472 as of December 31, 2012.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

NOTE E—ACCOUNTS RECEIVABLE

At December 31, 2012 and 2011, accounts receivable consisted of the following:

	At December 31,
	2012	2011
Trade receivables	$56,519	$46,044
Less: Allowance for doubtful accounts	(1,053)	(779)

Net trade receivables	55,466	45,265
Other receivables	4,098	1,335

Total accounts receivable	$59,564	$46,600

Trade receivables relate to sales of commercial silica, for which credit is extended based on the customer’s credit history. Other receivables primarily represent amounts due from an insurance settlement under an indemnity (Note O).

Changes in our allowance for doubtful accounts are as follows:

	At December 31,
	2012	2011
Beginning balance	$779	$832
Bad debt provision	285	(34)
Accounts written off	(11)	(19)

Ending balance	$1,053	$779

NOTE F—INVENTORIES

At December 31, 2012 and 2011, inventories consisted of the following:

	At December 31,
	2012	2011
Supplies	$13,472	$12,671
Raw materials and work in process	10,720	8,671
Finished goods	15,643	7,965

Total inventories	$39,835	$29,307

Inventories include spare parts and supplies for routine facilities maintenance, raw stockpiles and silica and other industrial sand available for shipment. We value inventory at the lower of cost or market. Cost is determined using the first-in, first-out and average cost methods.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

NOTE G—PROPERTY, PLANT AND MINE DEVELOPMENT

At December 31, 2012 and 2011, property, plant and mine development consisted of the following:

	At December 31,
	2012	2011
Mining property and mine development	$163,538	$155,182
Asset retirement cost	5,124	8,362
Land	24,795	29,806
Land improvements	27,604	10,280
Buildings	31,558	17,380
Machinery and equipment	221,139	153,560
Furniture and fixtures	915	599
Construction-in-progress	18,049	17,228

	492,722	392,397
Accumulated depletion, depreciation and amortization	(78,504)	(55,609)

Total property, plant and mine development, net	$414,218	$336,788

Depreciation expense, including depletion and amortization, recognized during the year ended December 31, 2012, 2011 and 2010 was $25,099, $20,999 and $19,305, respectively. As of December 31, 2012, we hold no assets under a capital lease obligation.

The amount of interest costs capitalized in property, plant and equipment was $934, $575 and $456 for the year ended December 31, 2012, 2011 and 2010, respectively.

NOTE H—ACCRUED LIABILITIES

At December 31, 2012 and 2011, accrued liabilities consisted of the following:

	At December 31,
	2012	2011
Accrued salaries and wages	$2,939	$2,215
Accrued vacation liability	2,397	2,669
Current portion of liability for pension and post-retirement benefits	1,413	1,510
Accrued healthcare liability	1,278	1,155
Other accrued liabilities	1,454	2,326

Total accrued liabilities	$9,481	$9,875

We are self-insured for health care claims for eligible participating employees and qualified dependent medical claims, subject to deductibles and limitations. Our liabilities for claims incurred but not reported (IBNR) are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual historical claim rates and reviewed and adjusted periodically, as necessary.

Other accrued liabilities consist of employee related compensation costs, taxes payable, accrued rebates, accrued shipping costs, accrued professional fees and other immaterial items.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

NOTE I—DEBT

At December 31, 2012 and 2011, debt consisted of the following:

	At December 31,
	2012	2011
Revolving line-of-credit: (expires October 31, 2016) (5.0% at December 31, 2012 and December 31, 2011, respectively)	$—	$—
Senior secured credit facility:
Term loan facility (final maturity June 8, 2017) (4.75% at December 31, 2012 and 2011, respectively), net of unamortized original issue discount of $675 and $843, respectively	255,425	257,857
Short-term notes: (matured December 14, 2012) (6.0% fixed)	—	3,932

Total debt	255,425	261,789
Less: current portion	(2,433)	(6,364)

Total long-term portion of debt	$252,992	$255,425

Revolving Line-of-Credit

We have an asset-based revolving line-of-credit agreement (the “Revolver”) with Wells Fargo Bank, National Association (“Wells Fargo”), which expires October 31, 2016. Advances under the credit agreement bear interest at either, London Interbank Offered Rate (“LIBOR”), plus 275 basis points, or Prime plus 175 basis points, at our sole option. The interest rate is reduced by 25 basis points when availability under the credit agreement is greater than $10 million. The interest rate on the line-of-credit was 5.0% at December 31, 2012 and 2011.

On December 31, 2012, we amended our Revolver. The primary revisions to the Revolver included an increase of the commitment under the Revolver from $35 million to $50 million, and the letter of credit sublimit from $15 million to $20 million; provided, however, that the aggregate principal amount of the loans and letters of credit obligations outstanding at any one time shall not exceed the borrowing base as calculated pursuant to the agreement. The amendment also extended the termination date of the Revolver from October 31, 2015 to October 31, 2016, reduced prices and fees on borrowings, letters of credit and unused commitments and added an additional subsidiary, Coated Sand Solutions, LLC, as a co-borrower.

Monthly borrowing availability (the borrowing base) is determined by a formula, taking into consideration eligible accounts receivable and inventory, reduced by any outstanding letters of credit and a provision based on the market value of any derivatives in place with Wells Fargo. Each day, all cash receipts are automatically applied as a reduction against any advances made by Wells Fargo to us, and subject to the satisfaction or waiver of the conditions to borrowings to meet its daily cash requirements, up to the amount available under the borrowing base. If the monthly borrowing base is less than the $50.0 million total line-of-credit, then, at Wells Fargo’s sole discretion, advances in excess of the borrowing base may be made up to the full amount of the $50.0 million line-of-credit. The fixed charge coverage and leverage ratios are not applicable when availability is above $6.5 million.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

As of December 31, 2012, the available borrowing base was $43.0 million, with nothing drawn as of that date and $10.9 million allocated for letters of credit, leaving $32.1 million available for general corporate use under this revolving credit agreement.

Senior Secured Credit Facility

We entered into a $102 million senior secured term loan facility (the “Term Loan”) under the conditions set forth in a credit agreement dated November 25, 2008 (the “Term Loan Agreement”).

On May 7, 2010 the Term Loan Agreement was amended in several ways including an increase in the principal, a reduction in the interest rate, and an extension of the expiration date to May 7, 2016. As a result of the refinancing that occurred May 7, 2010, we recorded a charge to the Statement of Operations of $10.2 million for early debt extinguishment. This charge includes the write-off of the debt issuance cost and the original issue discount associated with the original term loan and note purchase agreements as well as lenders fees incurred as a result of the modification of these agreements.

On June 8, 2011, we again refinanced the Term Loan. Significant changes to the Term Loan Agreement included an increase in principal to $260 million from $165 million, a reduction in the interest rate to either LIBOR plus 375 basis points (previously 400) or Prime plus 275 basis points (previously 300) and an extension in the maturity date from May 7, 2016 to June 8, 2017. The amended Term Loan was issued at a 0.5% original issue discount of $825 which is being amortized as additional interest expense over the life of the loan based on the effective interest method. $75.0 million of the proceeds from the refinancing was used to prepay the mezzanine loan facility in full. As a result of the refinancing that occurred June 8, 2011, we recorded a charge to the Statement of Operations of $6.0 million for early debt extinguishment. This charge includes the write-off of the debt issuance cost and the original issue discount associated with the original term loan, subordinated notes and note purchase agreements, as well as lenders fees incurred as a result of the modification of these agreements.

On January 31, 2012, we again amended our Term Loan Agreement. The primary revisions to the Term Loan Agreement were the elimination of a requirement to provide monthly financial reports, removal of financial covenant restrictions related to capital expenditures, provide flexibility to make investments and acquisitions and to incur indebtedness, and to provide a new subsidiary guarantee from Coated Sand Solutions, LLC.

The Term Loan is secured by substantially all of our assets with the exception of our accounts receivable and inventory, for which we have pledged as collateral under the Revolver. The above agreements contain various covenants and conditions that, among other things, limit our ability to engage in certain transactions and maintain certain financial covenants, including a leverage ratio and a fixed charge coverage ratio. As of December 31, 2012, we are in compliance with all covenants in accordance with our debt agreements.

Short-term Notes

On December 30, 2011, in connection with the land acquisition in Sparta, Wisconsin, we issued a short-term note for $4.0 million with a stated interest rate of 6%. The note required only quarterly interest payments. On December 14, 2012 the note matured and the outstanding principal was repaid in full.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Debt Maturities

At December 31, 2012, contractual maturities of long-term debt are as follows:

2013	2,433
2014	2,435
2015	2,436
2016	124,648
2017	123,473
Thereafter	—

$255,425

NOTE J—DEFERRED REVENUE

On November 25, 2008, we, through an affiliate, received advances from two customers totaling $27 million. The deposits give these customers the right to purchase certain products for a fixed price at certain minimum volumes. In addition, the customers have security on their deposit in the form of promissory notes with an affiliate collateralized by undivided mineral interests in our mineral deposits. These notes originally bore interest at 10% compounded quarterly, to the extent any interest is unpaid. The obligations and related interest are reduced as shipments occur with a portion of the sales price being received in cash and a smaller noncash portion reducing first any accrued interest and then, to the extent available, any outstanding principal. As such, the notes do not require any payments in cash. The notes mature on December 31, 2015 and November 25, 2016. In December 2009, $12 million of the notes were amended to reduce the interest rate to 5%, retroactive to November 25, 2008. Effective January 1, 2010, the remaining $15 million was amended to reduce the interest rate to 6%, prospectively.

NOTE K—FAIR VALUE ACCOUNTING

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Cash equivalents

Due to the short-term maturity, we believe our cash equivalent instruments at December 31, 2012 and 2011 approximate their reported carrying values.

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

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

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

Although we have determined that the majority of the inputs used to value our derivatives fall with Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default of ourselves and our counterparties. However, as of December 31, 2012, we have assessed that the impact of the credit valuation adjustments on the overall valuation of our derivative positions is not significant. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

In accordance with the fair value hierarchy, the following table presents the fair value as of December 31, 2012, of those derivative assets that we must measure at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$—	$—	$—

Net asset	$—	$—	$—	$—

In accordance with the fair value hierarchy, the following table presents the fair value as of December 31, 2011, of those derivative assets that we must measure at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$11	$—	$11

Net asset	$—	$11	$—	$11

NOTE L—DERIVATIVE INSTRUMENTS

We are exposed to certain risk arising from both our business operations and economic conditions. We principally manage our exposure to a wide variety of business and operation risks through management of our core business activities. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and unknown cash amounts, the value of which are determined by interest rates. Interest rate derivatives are utilized in the normal course of business to manage our interest cost and the risk associated with changing interest rates. We do not use derivative financial instruments for trading or speculative purposes. By their nature, all such instruments involve risk, including the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract (credit risk) or the possibility that future changes in market price may make a financial instrument less valuable or more onerous (market risk). As is customary for these types of instruments, we do not require collateral or other security from other parties to these instruments. In management’s opinion, there is no significant risk of loss in the event of nonperformance of the counterparties to these financial instruments.

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate cap agreements

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

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

We assess the effectiveness of our hedges in offsetting the variability in the cash flow of the hedged obligations on a quarterly basis. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in equity as accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2012 and 2011, we had no ineffectiveness for such contracts.

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

We had entered into natural gas swap agreements that effectively placed a fixed price for a specific quantity of natural gas. The agreements hedged against the increase in natural gas prices for the purchase of 420,000 MMBTU. The agreements matured on December 31, 2011.

The following table summarizes the fair value of our derivative instruments. See Note K for additional disclosures regarding the estimated fair values of our derivative instruments at December 31, 2012, and 2011.

		December 31, 2012			December 31, 2011
	Maturity Date	Contract/Notional Amount	Carrying Amount	Fair Value	Contract/Notional Amount	Carrying Amount	Fair Value
			(dollars in thousands)			(dollars in thousands)
Interest rate cap agreement(1)	2012				$100 million	$—	$—
Interest rate cap agreement(1)	2013	$130 million	$—	$—	$30 million	$11	$11

(1)	Agreements limit the LIBOR floating interest rate base to 4%.

We have designated these contracts as qualified cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

The following table summarizes the effect of derivatives instruments on our income statements and our condensed consolidated statements of comprehensive income for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
Deferred gains (losses) from derivatives in OCI, beginning of period	$(409)	$(532)	$(49)
Gain (loss) recognized in OCI from derivative instruments	—	123	(483)
Gain (loss) reclassified from Accumulated OCI	227	—	—

Deferred gains (losses) from derivatives in OCI, end of period	$(182)	$(409)	$(532)

NOTE M—EQUITY-BASED COMPENSATION

During 2009, the board of directors of our parent company, GGC USS Holdings, LLC, approved, and the parent company implemented, a management equity program (the “Equity Program”). The Equity Program granted Class C and Class D member units in the parent company, GGC USS Holdings, LLC, to three members of executive management. As of December 31, 2012, approximately 2,182,209 Class C and 3,680,855 Class D equity units were vested. Under the Equity Program, as of December 31, 2012, approximately 3,680,855 and 3,680,855 Class C and Class D equity incentive units, respectively, were authorized to be granted.

The Class C units vest ratably over five years. These units have no exercise price and as such the fair value of the incentive units is equal to the fair value of the underlying equity units. The Class D units were fully vested upon grant in 2009.

Even though the equity was granted at the former parent company, we recognized compensation expense related to Class C equity incentive units of $208, $239 and $383 in the years ended December 31, 2012, 2011 and 2010, respectively. During 2012, 210,333 Class C equity incentive units were forfeited. As a result, in 2012 we recorded a reversal of previously recognized compensation expense of $11 associated with these units and cancelled the remaining unamortized expense of $109. During 2011, 867,625 Class C equity incentive units were forfeited resulting in a reversal of previously recognized compensation expense of $344 associated with these units and canceled the remaining unamortized expense of $476. As of December 31, 2012, there was approximately $200 of total unrecognized compensation expense related to unvested Class C equity incentive units. That cost is expected to be recognized over a weighted-average period of 1.5 years. The grant date fair value of Class C and D equity incentive units was $0.52 and $0.17, respectively.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Our activity with respect to Class C equity incentive units for 2012, 2011, and 2010 was as follows:

	Number of Class C Units	Class C Unit Grant Date Weighted Average Fair Value
Unvested, December 31, 2009	3,155,001	$0.52
Granted	—	—
Vested	(736,167)	$0.52
Forfeited	—	—

Unvested, December 31, 2010	2,418,834	$0.52
Granted	—	—
Vested	(499,542)	$0.52
Forfeited	(867,625)	$0.52

Unvested, December 31, 2011	1,051,667	$0.52
Granted	—	—
Vested	(420,667)	$0.52
Forfeited	(210,333)	$0.52

Unvested, December 31, 2012	420,667	$0.52

The total fair value of equity incentive units vested for the years ended December 31, 2012, 2011 and 2010 was $219, $260 and $383, respectively.

Fair value of the underlying equity units is determined by utilizing the Black-Scholes pricing model and taking into consideration the rights and preferences of the underlying equity units.

The following table illustrates the assumptions used in the Black-Scholes pricing model:

Risk-free interest rate	1.87%
Expected volatility	50%
Time to liquidity event	4 years

Risk-free interest rate—This is an interpolated rate from the U.S. constant maturity treasury rate for a term corresponding to the time to liquidity event, as described below. An increase in the risk-free rate will increase compensation expense.

Expected volatility—This is a measure of the amount by which the price of various comparable companies’ common stock has fluctuated or is expected to fluctuate, our common stock was not publicly-traded at the time of issuance. The comparable companies were selected by analyzing public companies in the industry based on various factors including, but not limited to, company size, financial data availability, active trading volume, and capital structure. An increase in the expected volatility will increase compensation expense.

Estimated term—This is the period of time over which the underlying equity units are expected to remain outstanding. An increase in the expected term will increase compensation expense.

In July 2011, we adopted the U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan (the “2011 Plan”), which provides for grants of stock options, stock appreciation rights, restricted stock and other incentive-based awards. In conjunction with the implementation of the 2011 Plan, we filed an amended and restated

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

certificate of incorporation which, among other things, increased the authorized shares of common stock to 100 million and changed our name from GGC USS Holdings, Inc. to U.S. Silica Holdings, Inc. The amended and restated certificate of incorporation also created a 50,000-for-one split of our common stock. All of our common stock share and per share data contained in the financial statements have been retroactively adjusted to reflect this stock split for all periods presented.

As of December 31, 2012, there were a total of 1,823,400 options outstanding, 500,771 of which are exercisable, at a weighted-average exercise price of $14.38. The options vest on a graded vesting schedule and the related compensation expense is recognized over the vesting period of each separately vesting portion. We recognized $2.2 million and $1.0 million of equity-based compensation expense related to these options during the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, there was $5.8 million of total unrecognized compensation expense related to these options, which is expected to be recognized over a weighted-average period of approximately 3.05 years.

Our activity with respect to stock options for the year ended December 31, 2012 and 2011 was as follows:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price	Fair Value
Unvested, July 8, 2011 (plan inception)	—	—	—	—
Granted	1,650,386	$10.33 – 25.00	$14.56	$4.36
Exercised	—	—	—	—
Vested	—	—	—	—
Forfeited	(148,988)	—	$14.21	$3.81

Unvested, December 31, 2011	1,501,398	$10.33 – 25.00	$14.60	$3.74
Granted	572,847	$10.57 – 24.00	14.15	$5.68
Exercised	(9,528)	10.33	10.33	4.67
Vested	—	—	—	—
Forfeited	(241,317)	—	15.34	4.47

Unvested, December 31, 2012	1,823,400	$10.33 – 25.00	$14.38	$5.04

The total intrinsic value of stock options exercised in 2012 was $98.4. Cash received from options exercised in 2012 was $46.3. The actual tax benefit realized for the tax deductions from option exercises in 2012 totaled $18.0.

In calculating the compensation expense for options granted, we have estimated the fair value of each grant issued through December 31, 2012 using the Black-Scholes option-pricing model. The fair value of stock options granted have been calculated based on the stock price on the date of the option grant, the exercise price of the option and the following assumptions, which are evaluated and revised, as necessary, to reflect market conditions and experience. These assumptions are the weighted-average of the assumptions used for all grants which occurred during the respective fiscal year.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

The following table illustrates the assumptions used in the Black-Scholes pricing model for options granted during the respective fiscal year:

	2012	2011
Risk-free interest rate	0.83 – 1.05%	1.21 – 2.01%
Expected volatility	45%	45%
Expected term	6.25 years	5.48 –6.25 years
Expected dividend yield	0%	0%
Expected forfeiture yield	0%	0%

Risk-free interest rate—This is an interpolated rate from the U.S. constant maturity treasury rate for a term corresponding to the expected term, as described below. An increase in the risk-free rate will increase compensation expense.

Expected volatility—This is a measure of the amount by which the price of various comparable companies’ common stock has fluctuated or is expected to fluctuate, as our common stock has not been publicly-traded for an adequate period of time. The comparable companies were selected by analyzing public companies in the industry based on various factors including, but not limited to, company size, financial data availability, active trading volume, and capital structure. An increase in the expected volatility will increase compensation expense.

Expected term—This is the period of time over which the options are expected to remain outstanding. An increase in the expected term will increase compensation expense. The computation of the expected term is based on the simplified method as our stock options are standard options and we have little recent history of exercise data. Under the simplified method, the expected term is presumed to be the mid-point between the average vesting date and the end of the contractual term.

While we declared a special cash dividend of $0.50 per share of outstanding common stock on December 10, 2012, our expected divided yield is equal to 0.00% as we have never declared a recurring dividend on our common stock and our board has not approved the payment of a dividend in the foreseeable future.

Our expected forfeiture rate is the estimated percentage of options granted that are expected to be forfeited or cancelled on an annual basis before becoming fully vested. We have assumed that there will be no forfeitures due to the fact that we do not have adequate historical forfeiture data on which to base the assumption.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

As of December 31, 2012, there were a total of 70,000 shares of restricted stock. The restricted stock vests on a graded vesting schedule and the related compensation expense is recognized over the vesting period of each separately vesting portion. The fair value of the restricted stock awards is equal to the market price of our stock at date of grant. We recognized $84 of equity-based compensation expense related to these restricted stock shares during the year ended December 31, 2012. As of December 31, 2012, there was $1.0 million of total unrecognized compensation expense related to these restricted stock shares, which is expected to be recognized over a period of 3.35 years.

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2011	—	—
Granted	70,000	$15.58
Vested	—	—
Forfeited	—	—

Unvested, December 31, 2012	70,000	$15.58

NOTE N—LEASES

We are obligated under certain operating leases for railroad cars, office space, mining property, mining/processing equipment and transportation and other equipment. Certain operating lease agreements include options to purchase the equipment for fair market value at the end of the original lease term. Future minimum annual commitments under such operating leases at December 31, 2012 are as follows:

2013	10,813
2014	8,226
2015	7,528
2016	5,924
2017	4,051
Thereafter	5,552

Total future lease commitments	$42,094

Expense related to operating leases and rental agreements for the years ended December 31, 2012, 2011 and 2010 totaled approximately $11.9 million, $6.5 million and $4.3 million, respectively.

In general, the above leases include renewal options and provide that we pay for all utilities, insurance, taxes and maintenance.

NOTE O—COMMITMENTS AND CONTINGENCIES

Our operating subsidiary, U.S. Silica Company (“U.S. Silica”), has been named as a defendant in two product liability claims alleging silica exposure causing silicosis filed in the period January 1, 2012 to December 31, 2012. U.S. Silica was named as defendant in three claims filed in 2011, and ten filed in 2010. U.S. Silica has been named as a defendant in similar suits since 1975. As of December 31, 2012, there were 102 active silica-related products liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on our financial position or results of operations.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Prior to 1986, U.S. Silica had numerous insurance policies and an indemnity from a former owner that covered silicosis claims. In the fourth quarter of 2012, U.S. Silica settled all rights under the indemnity and its underlying insurance policies receiving $5.1 million from the parties involved. As a result of the settlement, the indemnity and related policies are no longer available to U.S. Silica and U.S. Silica will not seek reimbursement for any defense costs or claim payments. Other insurance policies, however, continue to remain available to U.S. Silica.

We have recorded estimated liabilities for these claims in other long-term obligations as well as estimated recoveries under the indemnity agreement and an estimate of future recoveries under insurance in other assets on our consolidated balance sheets. As of December 31, 2012 and 2011, other noncurrent assets included $247 and $511, respectively, for insurance for third-party products liability claims and other long-term obligations included $1.3 million and $1.5 million, respectively, in third-party products claims liability. Based on decreases in the actual claims filed during the periods along with decreases in the estimated future product liability claims and their related costs, as well as the aforementioned settlement, we recorded pre-tax adjustments to selling, general and administrative expenses related to silica claims (including a $3.4 million gain in 2012, a $2.6 million gain in 2011, and a $762 loss in 2010).

NOTE P—INCOME TAXES

The (expense) benefit for income taxes consisted of the following for the years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$(22,165)	$(3,222)	$(1,951)
State	(6,237)	(51)	(55)

	(28,402)	(3,273)	(2,006)

Deferred:
Federal	(3,645)	(2,624)	563
State	1,396	(1,265)	(886)

	(2,249)	(3,889)	(323)

Income tax expense	$(30,651)	$(7,162)	$(2,329)

Deferred tax assets and liabilities are recognized for the estimated future tax effects, based on enacted tax laws, of temporary differences between the values of assets and liabilities recorded for financial reporting and for tax purposes and of net operating loss and other carry forwards.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

The tax effects of the types of temporary differences and carry forwards that gave rise to deferred tax assets and liabilities at December 31, 2012 and 2011 consisted of the following:

	At December 31,
	2012	2011
Gross deferred tax assets:
Federal and state net operating loss carry forward	$924	$23,027
Pension and post-retirement benefit costs	22,427	21,568
Alternative minimum tax credit carry forward	25,889	11,884
Property, plant and equipment	5,113	5,344
Accrued expenses	2,272	2,134
Inventories	1,689	3,667
Third-party products liability	531	601
Stock-based compensation expense	1,262	409
Other	6,019	6,445

Total deferred tax assets	$66,126	$75,079

Gross deferred tax liabilities:
Land and mineral property basis difference	$(60,954)	$(63,427)
Fixed assets and depreciation	(46,396)	(51,455)
Intangible assets	(6,957)	(7,125)
Other	(822)	(980)

Total deferred tax liabilities	(115,129)	(122,987)

Net deferred tax liabilities	(49,003)	(47,908)
Less: Net current deferred tax assets	(10,108)	(28,007)

Net long-term deferred tax liabilities	$(59,111)	$(75,915)

At December 31, 2012 and 2011, we had federal net operating loss carry forwards of $0 and $59.9 million, respectively.

In addition, we have an alternative minimum tax credit carry forward at December 31, 2012 and 2011 of approximately $25.9 million and $11.9 million, respectively. The credit carry forward may be carried forward indefinitely to offset any excess of regular tax liability over alternative minimum tax liability subject to certain limitations.

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

At the end of each reporting period as presented, there were no material amounts of interest and penalties recognized in the statement of operations or balance sheets. We have no material unrecognized tax benefits or

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

any known material tax contingencies at December 31, 2012 or December 31, 2011 and does not expect this to change significantly within the next twelve months. Tax returns filed with the IRS for the years 2009 through 2011 along with tax returns filed with numerous state entities remain subject to examination.

The effective income tax rate on pretax earnings differed from the U.S. federal statutory rate for the years ended December 31, 2012, 2011 and 2010 for the following reasons:

	Years Ended December 31,
	2012	2011	2010
(Expense) benefit computed at U.S. federal statutory rate	(35.0)%	(35.0)%	(35.0)%
Decrease (increase) resulting from:
Percentage depletion	9.9	17.5	31.5
Prior year tax return reconciliation	(0.5)	0.4	(3.4)
State income taxes, net of federal benefit	(2.7)	(1.6)	(0.4)
Domestic production deduction	0.7	—	—
Medicare Part D subsidy	—	(0.1)	(8.7)
Equity-based compensation	(0.1)	(0.2)	(1.0)
Other, net	(0.2)	(0.1)	—

Income tax (expense) benefit	(27.9)%	(19.1)%	(17.0)%

The largest permanent item in computing both our effective tax rate and taxable income is the deduction allowed for statutory depletion. The deduction for statutory depletion does not necessarily change proportionately to changes in income before income taxes.

NOTE Q—PENSION AND POST-RETIREMENT BENEFITS

We maintain a single-employer noncontributory defined benefit pension plan covering certain employees. There have been no new entrants to the plan since May 2009 when the plan was frozen to all new employees. The plan provides benefits based on each covered employee’s years of qualifying service. Our funding policy is to contribute amounts within the range of the minimum required and maximum deductible contributions for the plan consistent with a goal of appropriate minimization of the unfunded projected benefit obligation. The pension plan uses a benefit level per year of service for covered hourly employees and a final average pay method for covered salaried employees. The plan uses the projected unit credit cost method to determine the actuarial valuation.

We employ a total rate of return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value and small and large capitalizations. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies.

We employ a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed-income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established via a building block approach with proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed to check for reasonability and appropriateness.

In addition, we provide defined benefit post-retirement healthcare and life insurance benefits to some employees. Covered employees become eligible for these benefits at retirement after meeting minimum age and service requirements. The projected future cost of providing post-retirement benefits, such as healthcare and life insurance, is recognized as an expense as employees render services.

We contribute to a Voluntary Employees’ Beneficiary Association trust that will be used to partially fund health care benefits for future retirees. Benefits are funded to the extent contributions are tax deductible, which under current legislation is limited. In general, retiree health benefits are paid as covered expenses are incurred.

Net pension benefit cost consisted of the following for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Service cost—benefits earned during the period	$1,118	$1,145	$993
Interest cost	4,734	4,755	4,780
Expected return on plan assets	(5,381)	(4,817)	(4,048)
Special termination benefit	—	—	30
Net amortization and deferral	1,105	595	146

Net pension benefit costs	$1,576	$1,678	$1,901

Net post-retirement cost consisted of the following for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Service cost—benefits earned during the period	$197	$185	$177
Interest cost	1,163	1,161	1,210
Expected return on plan assets	(4)	(5)	(5)
Net amortization and deferral	177	—	—

Net pension costs	$1,533	$1,341	$1,382

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

The changes in benefit obligations and plan assets, as well as the funded status of our pension and post-retirement plans at December 31, 2012 and 2011 were as follows:

	Pension Benefits		Post-retirement Benefits
	2012	2011	2012	2011
Benefit obligation at January 1,	$100,083	$92,054	$26,528	$22,522
Service cost	1,118	1,145	197	185
Interest cost	4,734	4,755	1,163	1,161
Actuarial gain (loss)	10,255	7,022	(1,087)	3,800
Benefits paid	(9,238)	(5,215)	(1,529)	(1,584)
Amendments	667	322	—	—
Other	—	—	445	444

Benefit obligation at December 31,	$107,619	$100,083	$25,717	$26,528

Fair value of plan assets at January 1,	$74,596	$65,191	$54	$59
Actual return on plan assets	10,711	3,611	—	(5)
Employer contributions	4,781	11,009	1,084	1,140
Benefits paid	(9,238)	(5,215)	(1,529)	(1,584)
Other	—	—	445	444

Fair value of plan assets at December 31,	$80,850	$74,596	$54	$54

Plan assets less than benefit obligations at December 31 recognized as liability for pension and other post-retirement benefits	$(26,768)	$(25,487)	$(25,664)	$(26,474)

The accumulated benefit obligation for the defined benefit pension plans, which excludes the assumption of future salary increases, totaled $107.0 million and $99.4 million at December 31, 2012 and 2011, respectively.

The amendments in 2012 reflect plan changes including increases in the benefit multiplier for certain participants as well as the reduction of certain benefits to estimated highly compensated salary participants. The amendments in 2011 include increased monthly benefit levels for flat-benefit plans as well as a limit of 35 years of service for participants with benefits based on final average earnings.

We also sponsor unfunded, nonqualified pension plans. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for these plans were $1.7 million, $1.7 million and $0 at December 31, 2012 and $1.6 million, $1.6 million and $0 million at December 31, 2011.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Future estimated annual benefit payments for pension and post-retirement benefit obligations as of December 31, 2012 are as follows:

	Benefits
		Post-retirement
	Pension	Before Medicare Subsidy	After Medicare Subsidy
2013	5,930	1,506	1,339
2014	6,120	1,427	1,427
2015	6,345	1,447	1,447
2016	6,571	1,477	1,477
2017	6,827	1,581	1,581
2018-2022	36,763	8,401	8,401

Our best estimate of expected contributions to the pension and post-retirement medical benefit plans for the 2013 fiscal year are $2.3 million and $1.3 million, respectively.

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost during the 2013 fiscal year are as follows:

	Benefits
	Pension	Post-retirement	Total
Net actuarial loss	$1,728	$242	$1970
Prior service cost	83	—	83

	$1,811	$242	$2,053

The total amounts in accumulated other comprehensive income related to net actuarial loss and prior service costs, net of tax, as of December 31, 2012 were $16.2 and $1.8 million, respectively.

The following weighted-average assumptions were used to determine our obligations under the plans:

	Pension Benefits		Post-retirement Benefits
	2012	2011	2012	2011
Discount rate	4.00%	4.85%	4.00%	4.85%
Long-term rate of compensation increase	3.50%	3.50%	N/A	N/A
Long-term rate of return on plan assets	8.00%	8.00%	8.00%	8.00%
Health care cost trend rate:
Pre-65 initial rate/ultimate rate	N/A	N/A	8.5%/5%	9%/5%
Pre-65 ultimate year	N/A	N/A	0	2020
Post-65 initial rate/ultimate rate	N/A	N/A	7.5%/5%	8.5%/5%
Post-65 ultimate year	N/A	N/A	2020	2020

The discount rate reflects the expected long-term rates of return with maturities comparable to payments for the plan obligations utilizing Aon Hewitt’s AA Only Above Medium Curve, rounded down to the next 0.05%.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost	$164	$(139)
Effect on post-retirement benefit obligation	3,161	(2,672)

The major investment categories and their relative percentage of the fair value of total plan assets as invested at December 31, 2012 and 2011 were as follows:

	Pension Benefits		Post-retirement Benefits
	2012	2011	2012	2011
Equity securities	59.9%	58.7%	58.7%	57.9%
Debt securities	38.6%	38.9%	39.2%	42.2%
Cash	1.5%	2.4%	2.1%	(0.1)%

The fair values of the pension plan assets at December 31, 2012, by asset category, are as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,208	$—	$—	$1,208
Mutual funds:
Diversified emerging markets	8,186	—	—	8,186
Foreign large blend	13,827	—	—	13,827
Large-cap blend	16,666	—	—	16,666
Long-term bonds	31,198	—	—	31,198
Mid-cap blend	5,650	—	—	5,650
Real estate	4,026	—	—	4,026
Insurance policies	—	—	89	89

Net asset	$80,761	—	$89	$80,850

The fair values of the pension plan assets at December 31, 2011, by asset category, are as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,813	$—	$—	$1,813
Mutual funds:
Diversified emerging markets	7,022	—	—	7,022
Foreign large blend	11,776	—	—	11,776
Large-cap blend	15,652	—	—	15,652
Long-term bonds	28,951	—	—	28,951
Mid-cap blend	5,268	—	—	5,268
Real estate	4,002	—	—	4,002
Insurance policies	—	—	112	112

Net asset	$74,484	$—	$112	$74,596

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

We contribute to three multiemployer defined benefit pension plans under the terms of collective-bargaining agreements for union-represented employees. A multiemployer plan is subject to collective bargaining for employees of two or more unrelated companies. These plans allow multiple employers to pool their pension resources and realize efficiencies associated with the daily administration of the plan. Multiemployer plans are generally governed by a board of trustees composed of management and labor representatives and are funded through employer contributions. However, in most cases, management is not directly represented.

The risks of participating in multiemployer plans differ from single employer plans as follows: 1) assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, 2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and 3) if we cease to have an obligation to contribute to one or more of the multiemployer plans to which we contribute, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

A summary of each multiemployer pension plan for which we participate is presented below:

Pension Fund	EIN/ Pension Plan No.	Pension Protection Act Zone Status(1)		FIP/RP Status Pending/ Implemented	Company Contributions			Surcharge Imposed	Expiration Date of CBA
		2012	2011		2012	2011	2010
LIUNA	52-6074345/001	Red	Red	Yes	$123	$116	$100	Yes	5/31/2014
IUOE	36-6052390/001	Green	Green	No	19	16	13	No	7/31/2015
CSSS(2)	36-6044243/001	Red	Red	Yes	51	26	16	NA	NA

(1)	The Pension Protection Act of 2006 defines the zone status as follows: green—healthy, yellow—endangered, orange—seriously endangered and red—critical.
(2)	In 2011, we withdrew from the Central States, Southeast and Southwest Areas Pension Plan. The withdrawal liability of $1.0 million will be paid in monthly installments of $4 until 2031.

Our contributions to individual multiemployer pension funds did not exceed 5% of the fund’s total contributions in any of the three years ended December 31, 2012. Additionally, our contributions to multiemployer postretirement benefit plans were immaterial for all periods presented in the accompanying consolidated financial statements.

We also sponsor a defined contribution plan covering certain employees. We contribute to the plan in two ways. For certain employees not covered by the defined benefit plan, we make a contribution equal to 4% of their salary. We also contribute an employee match of 25 cents, based on financial performance, for each dollar contributed by an employee, up to 8% of their earnings. For certain employees, we make a profit sharing match up to 75 cents, based on financial performance, for each dollar contributed up to 8% of their earnings. Finally, for some employees, we make a catch-up match of 25 cents for each dollar of catch-up contributions. Contributions were $1.4 million, $1.0 million and $802 for the years ended December, 31, 2012, 2011 and 2010, respectively.

NOTE R—OBLIGATIONS UNDER GUARANTEES

We have indemnified St. Paul Travelers (“Travelers”) against any loss Travelers may incur in the event that holders of surety bonds, issued on behalf of us by Travelers, execute the bonds. As of December 31, 2012, Travelers had $4.7 million in bonds outstanding for us. The majority of these bonds ($4.6 million) relate to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to such indefinite purposes as licenses, permits, and tax collection.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

We have indemnified Safeco Insurance Company of America (“Safeco”) against any loss Safeco may incur in the event that holders of surety bonds, issued on behalf of us by Safeco, execute the bonds. As of December 31, 2012, Safeco had $513 in bonds outstanding for us. These are all reclamation bonds.

U.S. Silica is the contingent guarantor of Kanawha Rail Corporation’s (“KRC”) obligations as lessee of 199 covered hopper railroad cars, which are used by U.S. Silica to ship sand to its customers. KRC’s obligation as lessee includes paying monthly rent of $66 until June 30, 2013, maintaining the cars, paying for any cars damaged or destroyed, and indemnifying all other parties to the lease transaction against liabilities including any loss of certain tax benefits. By separate agreement between U.S. Silica and KRC, KRC may, upon the occurrence of certain events, assign the lease obligations to U.S. Silica, but none of these events have occurred.

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

As compensation for these services, we agreed to pay Golden Gate Capital (1) an annual advisory fee in the aggregate amount equal to $1.25 million, payable quarterly in arrears, and (2) a transaction fee of 1.25% of the aggregate value of each transaction resulting in a change in control of GGC Holdings or its subsidiaries, along with each acquisition, divestiture, recapitalization and financing. In addition to the fees described above, we also reimbursed Golden Gate Capital for all out-of-pocket costs incurred by Golden Gate Capital in connection with its activities under the Advisory Agreement, and indemnified Golden Gate Capital from and against all losses, claims, damages and liabilities related to the performance of its duties under the Advisory Agreement.

On February 6, 2012, we paid $8.0 million to Golden Gate Capital to terminate the advisory agreement previously entered into in connection with the Golden Gate Capital Acquisition. The $8.0 million termination fee was accrued for at December 31, 2011 and no additional expense has been recognized during the year ended December 31, 2012. Advisory fees paid to Golden Gate Capital under the Advisory Agreement in 2011 and 2010 were $1.3 million and $1.3 million, respectively. These expenses are included in other operating expenses and presented as advisory fees to parent within our income statements.

Promissory Note

On December 22, 2010, we entered into a $15.0 million promissory note with our former parent LLC, GGC USS Holdings, LLC. The note provided working capital for a new subsidiary and matures on December 22, 2015. The note bore interest at 10%. Outstanding principal and interest under the note are payable upon demand, but no later than the maturity date. Upon sole election by GGC Holdings, any unpaid interest may be paid in cash on each December 22 of each year until the maturity date. As of and for the year ended December 31, 2011 and 2010, interest on the note is recorded in interest expense in the Income Statements and any unpaid interest is included in accrued interest on the Balance Sheets. On January 31, 2012, simultaneously with the IPO, GGC Holdings contributed to us all of the stock of GGC RCS Holdings, Inc. and converted the $15.0 million promissory note, including $1.7 million of accrued interest, to equity.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

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

The Industrial & Specialty Products segment consists of over 250 products and materials used in a variety of industries including, container glass, fiberglass, specialty glass, flat glass, building products, fillers and extenders, foundry products, chemicals, recreation products and filtration products.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

The following table presents sales and segment contribution margin for the reporting segments and other operating results not allocated to the reported segments for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Sales:
Oil and gas proppants	$243,765	$107,074	$69,556
Industrial and specialty products	198,156	188,522	175,397

Total sales	441,921	295,596	244,953
Segment contribution margin:
Oil and gas proppants	140,070	67,590	43,118
Industrial and specialty products	53,601	53,013	46,031

Total segment contribution margin	193,671	120,603	89,149
Operating activities excluded from segment cost of goods sold	(8,285)	(6,203)	(2,190)
Selling, general and administrative	(41,299)	(23,348)	(20,413)
Advisory fees to parent	—	(9,250)	(1,250)
Depreciation, depletion and amortization	(25,099)	(20,999)	(19,305)
Interest expense	(13,795)	(18,407)	(23,034)
Early extinguishment of debt	—	(6,043)	(10,195)
Other income, net, including interest income	4,612	1,062	959

Income (loss) before income taxes	$109,805	$37,415	$13,721

Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. Goodwill of $68.4 million has been allocated to these segments with $47.7 million assigned to Oil & Gas Proppants and $20.7 million to Industrial & Specialty Products. No customer exceeded 10% or more of net sales in any of the periods presented.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

NOTE U—UNAUDITED SUPPLEMENTARY DATA

The following table sets forth our unaudited quarterly consolidated statements of operations for each of the last four quarters ended December 31, 2012 and 2011. This unaudited quarterly information has been prepared on the same basis as our annual audited financial statements and includes all adjustments, consisting only of normal recurring adjustments that are necessary to present fairly the financial information for the fiscal quarters presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012:
Sales	$102,591	$104,599	$115,885	$118,846
Costs of goods sold	56,921	58,920	69,706	70,988
Operating expenses
Selling, general and administrative	9,904	9,718	10,135	11,542
Depreciation, depletion and amortization	5,978	5,974	5,968	7,179

	15,882	15,692	16,103	18,721

Operating income	29,788	29,987	30,076	29,137
Other (expense) income
Interest expense	(3,797)	(3,428)	(3,326)	(3,244)
Other income, net, including interest income	154	179	348	3,931

	(3,643)	(3,249)	(2,978)	687

Income before income taxes	26,145	26,738	27,098	29,824
Income tax expense	(7,032)	(7,287)	(8,302)	(8,030)

Net income	$19,113	$19,451	$18,796	$21,794

Earnings per share, basic	$0.37	$0.37	$0.36	$0.41
Earnings per share, diluted	$0.37	$0.36	$0.36	$0.41
Weighted average common shares outstanding (in thousands), basic	51,939	52,440	52,873	52,891
Weighted average common shares outstanding (in thousands), diluted	52,031	52,505	52,887	52,963

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011:
Sales	$64,432	$74,080	$73,453	$83,631
Costs of goods sold	43,275	42,629	45,241	50,051
Operating expenses
Selling, general and administrative	5,324	5,952	5,216	6,856
Advisory fees to parent	312	313	312	8,313
Depreciation, depletion and amortization	5,089	5,252	5,295	5,363

	10,725	11,517	10,823	20,532

Operating income	10,432	19,934	17,389	13,048
Other (expense) income
Interest expense	(5,449)	(5,224)	(3,832)	(3,902)
Early extinguishment of debt	—	(6,043)	—	—
Other income, net, including interest income	174	163	197	528

	(5,275)	(11,104)	(3,635)	(3,374)

Income before income taxes	5,157	8,830	13,754	9,674
Income tax (expense) benefit	(1,647)	(2,474)	(3,412)	371

Net income	$3,510	$6,356	$10,342	$10,045

Earnings per share, basis and diluted	$0.07	$0.13	$0.21	$0.20
Weighted average common shares outstanding (in thousands), basic	50,000	50,000	50,000	50,000
Weighted average common shares outstanding (in thousands), diluted	50,000	50,000	50,031	50,006

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

NOTE V—SUBSEQUENT EVENTS

On February 21, 2013, we closed on the purchase of an existing silica sand processing facility from Quality Sand Products LLC (QSP) in Peru, Illinois for $7.9 million as a result of exercising our option under our toll processing agreement with QSP. As a condition of the sale, QSP will continue to operate the facility under the terms of a new management agreement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, under the direction of our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).

Our system of internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As noted in the COSO framework, an internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance to management and the Board of Directors regarding achievement of an entity’s financial reporting objectives. Based upon the evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

Bryan A. Shinn, age 51, has served as our President since March 2011 and as our Chief Executive Officer and a member of our board of directors since January 10, 2012. Prior to assuming this position, Mr. Shinn was our Senior Vice President of Sales and Marketing from October 2009 to February 2011. Before joining us, Mr. Shinn was employed by the E. I. du Pont de Nemours and Company from 1983 to September 2009, where he held a variety of key leadership roles in operations, sales, marketing and business management, including Global Business Director and Global Sales Director. Mr. Shinn earned a B.S. in Mechanical Engineering from the University of Delaware. As a result of these and other professional experiences, Mr. Shinn possesses particular knowledge and experience in operations, sales, marketing, management and corporate strategy that strengthen the board’s collective qualifications, skills and experience.

John P. Blanchard, age 39, has served as our Vice President and General Manager, Industrial and Specialty Products since September 2011. Mr. Blanchard possesses over 17 years’ experience in a variety of industries, including nonwovens, composites, building materials and pharmaceuticals. Prior to joining us, Mr. Blanchard held various positions of increasing responsibility with Johns Manville from 2005 to September 2011, including Global Business Director from December 2010 to September 2011 and Global Business Manager from February 2008 to December 2010. Mr. Blanchard earned a B.S. in Chemical Engineering from Michigan Technological University and an M.B.A. from the University of Michigan.

Bradford B. Casper, age 38, has served as our Vice President of Strategic Planning since May 2011. Before joining us, Mr. Casper was at Bain & Company, Inc., where he held various positions from 2002 to May 2011 in the United States, Australia and Hong Kong, most recently serving as a Principal from July 2010 to May 2011. Mr. Casper earned a B.S. in Accounting from the University of Illinois at Urbana-Champaign and an M.B.A. from the Wharton School at the University of Pennsylvania.

Christine C. Marshall, age 51, has served as our General Counsel and Corporate Secretary since November 2012. Prior to joining us, Ms. Marshall served as Vice President and General Counsel of the Security Technologies Sector of Ingersoll Rand Company from September 2010 to January 2012. From 2005 to 2010, Ms. Marshall held various positions of increasing responsibility with Tyco International, including General Counsel of Tyco Flow Control Americas from January 2008 to May 2010. Ms. Marshall earned a B.A. from Harvard University and a J.D. from Georgetown University School of Law.

Donald A. Merril, age 48, has served as our Vice President and Chief Financial Officer since January 2013 and as our Vice President of Finance since October 2012. Previously, Mr. Merril had served as Senior Vice President and Chief Financial Officer of Myers Industries Inc. from January 2006 through August 2012. Prior to serving at Myers Industries, Mr. Merril held the role of Vice President and Chief Financial Officer, Rubbermaid Home Products Division at Newell Rubbermaid Inc. from 2003 through 2005. Mr. Merril has a B.S. in Accounting from Miami University.

David D. Murry, age 51, has served as our Vice President of Talent Management and Chief Human Resources Officer since October 2011. Prior to joining us, Mr. Murry was the Director of Human Resources and Talent Management for Arkema, a diversified chemicals company, from October 2005 to October 2011. He has held positions of increasing leadership with Armstrong, Dell, and Alcoa. Mr. Murry oversees our Human Resources, Occupational Health, and Safety team members in the corporate office as well as at all of our operating facilities. Mr. Murry earned a B.S. in Mining Engineering from Texas A&M University and a Master’s of Science in Management from Antioch University.

Jason L. Tedrow, age 38, has served as our Vice President of Supply Chain since January 2012. Before joining us, Mr. Tedrow was with Lafarge Cement where he held various distribution and supply chain management roles of increasing responsibility from 2006 through January 2012, most recently serving as the Director of Distribution for Lafarge’s River Business Unit from July 2011 to January 2012. Mr. Tedrow also held various engineering and supply chain management positions with ConAgra Foods from 2000 to January 2006 and The Amway Corporation from 1998 to August 2000. Mr. Tedrow earned a B.S. in Industrial Engineering from Western Michigan University and an M.B.A. from the University of Chicago, Booth School of Business.

Don Weinheimer, age 54, has served as our Vice President and General Manager, Oil & Gas since July 2012. Before joining us, Mr. Weinheimer had served in various executive positions with Key Energy Services since October 2006 including as Senior Vice President, Strategy, Markets and Technology; Senior Vice President of Business Development, Technology and Strategic Planning; Senior Vice President of Product Development, Strategic Planning and Quality; and Senior Vice President, Production Services. Prior to joining Key Energy Services, Mr. Weinheimer held various positions of increasing responsibility with Halliburton Company, a global energy services company, since 1981 including as Vice President of Technology Globalization within its Energy Services Group from July 2006 to October 2006 and as Vice President of Innovation and Marketing in its Production Optimization Division from July 2004 to June 2006. Mr. Weinheimer has over 31 years of industry experience, including international operational and business development experience in both the Middle East and Algeria. Mr. Weinheimer earned his B.S. in Agricultural Engineering from Texas A&M University.

Michael L. Winkler, age 48, has served as our Vice President of Operations since June 2011. Before joining us, Mr. Winkler was Vice President of Operations for Campbell Soup Company from August 2007 to June 2011 and held various positions with Mars Inc. from 1996 to August 2007, including Plant Manager—Columbus Plant and Director of Industrial Engineering. Mr. Winkler earned a B.S. in Industrial Engineering from the University of Wisconsin—Platteville and an M.B.A. from the University of North Texas.

Directors

Charles Shaver, age 51, has served as a member of our board of directors since July 2011 and is currently our Chairman of the Board. Mr. Shaver has served as the Chairman and Chief Executive Officer of Axalta Coating Systems, a privately-held company, since February 2013. Mr. Shaver also has served as a member of the board of directors of Taminco Inc., a privately-held producer of alkylamines and alkylamine derivatives, since January 2013. Mr. Shaver was an Operating Partner of Golden Gate Capital from April 2011 to December 2012. Prior to joining Golden Gate Capital, Mr. Shaver served as the Chief Executive Officer and President of the TPC Group Inc. from 2004 to April 2011, as a Vice President and General Manager for Gentek, Inc. from 2001 to 2004 and as a Vice President and General Manager for Arch Chemicals, Inc. from 2001 to 2004. Mr. Shaver began his career with The Dow Chemical Company, where he held a series of operational and business positions from 1980 to 1996. Mr. Shaver earned a B.S. in chemical engineering from Texas A&M University. As a result of these and other professional experiences, Mr. Shaver possesses particular knowledge and experience in all aspects of corporate functions and company operations that strengthen the board’s collective qualifications, skills and experience.

Rajeev Amara, age 36, has served as a member of our board of directors since November 2008. Mr. Amara is a Managing Director of Golden Gate Capital, which he joined in 2000. At Golden Gate Capital, Mr. Amara leads the investment effort in the industrials and energy sector. Prior to joining Golden Gate Capital, Mr. Amara worked as an investment banker with the Los Angeles office of Donaldson, Lufkin & Jenrette from 1997 to 1999. With respect to service on public company boards, Mr. Amara has served on the board of directors of Aspect Software, Inc. since January 2011. Mr. Amara earned a B.S. in economics from the Wharton School of the University of Pennsylvania. As a result of these and other professional experiences, Mr. Amara possesses particular knowledge and experience in accounting, finance and capital structure; strategic planning and leadership of complex organizations; and board practices of other major corporations that strengthen the board’s collective qualifications, skills and experience.

Prescott H. Ashe, age 45, has served as a member of our board of directors since November 2008. Mr. Ashe has been a Managing Director of Golden Gate Capital since 2000. Mr. Ashe has over 20 years of private equity investing experience and has participated in both growth-equity and management buyout transactions with more than $20.0 billion in value. Prior to joining Golden Gate Capital, Mr. Ashe worked at Bain Capital, LLC from 1991 to 2000 and at Bain & Company, Inc. from 1990 to 1991. With respect to service on public company boards, Mr. Ashe has served on the board of directors of Aeroflex Holding Corp. since August 2007, GXS Worldwide, Inc. since June 2010, Aspect Software, Inc. since May 2003 and Infor Inc. since April 2012. Mr. Ashe earned a J.D. from Stanford Law School and a B.S. in business administration from the University of California at Berkeley. As a result of these and other professional experiences, Mr. Ashe possesses particular knowledge and experience in accounting, finance, and capital structure; strategic planning and leadership of complex organizations; and board practices of other major corporations that strengthen the board’s collective qualifications, skills and experience.

Peter Bernard, age 51, has served as a member of our board of directors since May 2012. Mr. Bernard has been the Chairman of Zeitecs, a specialized artificial lift technology company, since October 2010 and in addition he has served as Chairman of Tendeka, a global completions solutions company headquartered in the United Kingdom, since January 2011. Mr. Bernard served in various roles of increasing responsibility and seniority at Halliburton Company until his retirement in December 2008, including as a member of the Executive Committee from 2007 until December 2008 and as Senior Vice President of Business Development and Marketing from 2006 to April 2008. Additionally, Mr. Bernard served as Vice President and Global Account Executive for Royal Dutch Shell from 2003 to 2004 and President and CEO of Landmark Graphics from 2004 to 2006. Mr. Bernard received his B.S. degree in Petroleum Engineering from the University of Louisiana at Lafayette. As a result of these and other professional experiences, Mr. Bernard brings extensive breadth, depth and expertise in the oil and natural gas services sector of the energy industry.

William J. Kacal, age 64, has served as a member of our board of directors since January 2012. Mr. Kacal currently serves as a director of Integrity Bancshares, Inc., located in Houston, Texas, and its wholly-owned subsidiary, Integrity Bank SSB (“Integrity Bank”), the National Association of Corporate Directors—Texas Tri-Cities Chapter, Goodwill Industries International (“Goodwill International”), Goodwill Industries of Houston (“Goodwill Houston”) and the Boy Scouts of America—Sam Houston Area Council (“Boy Scouts Houston”). Mr. Kacal serves on the Audit Committee of Integrity Bank, serves as the Chairman of the Audit Committee of Boy Scouts Houston, and previously served as the Chairman of the Audit Committee of Goodwill International and Goodwill Houston. Mr. Kacal has over 40 years of accounting and management experience with Deloitte & Touche LLP (“Deloitte”), most recently serving as a partner from 1981 until his retirement in May 2011, and prior to that serving as a member of the audit staff from 1970 to 1981. Mr. Kacal also served as a member of the board of directors of Deloitte from 2004 to May 2011 and as a member of the executive committee from 2004 to 2008. During his time with Deloitte, Mr. Kacal worked extensively with companies in the oil and natural gas industry. Mr. Kacal earned a B.B.A. in Accounting from Texas A&M University and is a licensed Certified Public Accountant in Texas. As a result of these and other professional experiences, Mr. Kacal possesses particular knowledge and experience in accounting, finance and capital structure; strategic planning and leadership of complex organizations; and board practices of other entities that strengthen the board’s collective qualifications, skills and experience.

Brian Slobodow, age 44, has served as a member of our board of directors since March 2011. Mr. Slobodow has served as the Chief Operating Officer of Atrium Corporation, a portfolio company of Golden Gate Capital, since October 2012. Prior to assuming this position, Mr. Slobodow served as our Chief Administrative Officer from January 2012 to October 2012 and as our Chief Executive Officer from March 2011 to January 2012. Before joining us, Mr. Slobodow was President and Chief Operating Officer of Neways Worldwide, a portfolio company of Golden Gate Capital, from May 2007 to March 2011, held numerous positions at Johnson & Johnson Consumer Companies, Inc. from 2003 to May 2007, including Vice President, Global Supply Chain and served as a management consultant for A.T. Kearney from 1995 to 2003.

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

Corporate Governance

GGC Holdings continues to control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” under the NYSE corporate governance standards. As a controlled company, exemptions under the standards will free us from the obligation to comply with certain corporate governance requirements, including the requirements:

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

•	for an annual performance evaluation of the nominating and corporate governance committee and compensation committee; and

•	once effective, to assess the independence of consultants, legal counsel and other advisors selected by the compensation committee.

Board Composition

Our board of directors consists of seven members. At any time that GGC Holdings owns at least a majority of our then outstanding common stock, the size of our board of directors is determined by the affirmative vote of at least a majority of our then outstanding common stock. At any time that GGC Holdings does not own at least a majority of our then outstanding common stock, the size of our board of directors is determined by the affirmative vote of our board of directors.

At any time that GGC Holdings owns at least a majority of our then outstanding common stock, vacancies are filled by the affirmative vote of at least a majority of our then outstanding common stock. At any time that GGC Holdings does not own at least a majority of our then outstanding common stock, vacancies are filled by the affirmative vote of our board of directors. The term of office for each director is until his or her successor is elected at our annual meeting or his or her death, resignation or removal, whichever is earliest to occur. Stockholders elect directors each year at our annual meeting.

Nomination of Directors by GGC Holdings

We have entered into a director designation agreement that provides for GGC Holdings to nominate designees to our board of directors. Any directors appointed pursuant to the director designation agreement may be removed at the discretion of GGC Holdings at any time with or without cause. See “Certain Relationships and Related Party Transactions—Director Designation Agreement.”

Committees of the Board of Directors

The Board of Directors has the following committees:

Executive Committee: This committee may exercise all of the powers of the Board of Directors, except that it may not amend the bylaws or approve or adopt, or recommend to shareholders, any action expressly required by the Delaware General Corporation Law to be submitted to shareholders for approval. Mr. Shaver is Chairman, and Messrs. Amara, Shinn and Slobodow are members.

Audit Committee: This committee is responsible for, among other matters:

•	appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm;

•	evaluating the independence of our independent registered public accounting firm;

•	reviewing with our independent registered public accounting firm the scope and results of their audit;

•	approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

•	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;

•	reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements;

•	overseeing our internal audit function;

•

overseeing our ethics and compliance function including establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters;

•	reviewing and approving related person transactions; and

•	overseeing our enterprise risk management program.

Mr. Kacal is Chairman, and Messrs. Bernard and Shaver are members. The committee is composed entirely of independent directors under NYSE listing standards, SEC requirements and other applicable laws, rules and regulations. Mr. Kacal is an “audit committee financial expert” as that term is defined in the applicable rules of the SEC, and Messrs. Bernard and Shaver are “financially literate” as that term is defined in the listing standards of the NYSE.

Compensation and Governance Committee: This committee is responsible for, among other matters:

•	reviewing key employee compensation goals, policies, plans and programs;

•	reviewing and providing recommendations to the Board of Directors regarding the compensation of our directors, chief executive officer and other executive officers;

•	reviewing and approving employment agreements and other similar arrangements between us and our executive officers;

•	overseeing benefits programs and policies;

•	administration of stock plans and other incentive compensation plans;

•	assessing whether the work of executive and director compensation consultants creates conflicts of interest;

•	reviewing and discussing with management the disclosure relating to executive compensation to be included in filings with the SEC;

•	identifying individuals qualified to become members of our Board of Directors, consistent with criteria approved by our Board of Directors;

•	overseeing the organization of our Board of Directors to discharge the board’s duties and responsibilities properly and efficiently;

•	identifying best practices and recommending corporate governance principles;

•	developing and recommending to our Board of Directors a set of Corporate Governance Guidelines and principles applicable to us;

•	overseeing management succession planning; and

•	overseeing annual evaluations of the Board of Directors and its committees.

Mr. Shaver is Chairman, and Messrs. Amara and Kacal are members.

Each of the committees of the Board of Directors has adopted a charter, copies of which we maintain on our website, www.ussilica.com, as well as a copy of its Corporate Governance Guidelines. Stockholders may also request a free copy of these documents from: U.S. Silica Holdings, Inc., attn.: Investor Relations, 8490 Progress Drive, Suite 300, Frederick, Maryland 21701 (phone: (855) SILICA-7), or IR@ussilica.com.

Codes of Conduct

We expect our directors, officers and employees to act ethically at all times and acknowledge their adherence to the policies comprising our Codes of Conduct. Copies of the Code of Conduct for our Board of Directors and Code of Conduct and Ethics for our employees (including the chief executive officer, chief financial officer and corporate controller) can be found on our website. Any amendments or waivers to the Code of Conduct and Ethics applicable to the chief executive officer, chief financial officer and corporate controller can also be found in the “Investor Relations” section of our website. Stockholders may also request a free copy of these documents from: U.S. Silica Holdings, Inc., attn.: Investor Relations, 8490 Progress Drive, Suite 300, Frederick, Maryland 21701 (phone: (855) SILICA-7), or IR@ussilica.com.

Compensation Committee Interlocks and Insider Participation

No interlocking relationships exist between the members of our Compensation and Governance Committee and the board of directors or compensation committee of any other company.

ITEM 11.	EXECUTIVE COMPENSATION

We are an “emerging growth company” as defined under the Jumpstart Our Business Startups (JOBS) Act. As such, we are permitted to meet the disclosure requirements of Item 402 of Regulation S-K by providing the reduced disclosure required of a “smaller reporting company.”

Summary Compensation Table

The following table presents information concerning the total compensation for the last two years of (1) individuals who served as our principal executive officer during 2012 and (2) our two most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers at the end of our fiscal year ended December 31, 2012 (the “named executive officers”). No disclosure is provided for 2011 for those persons who were not named executive officers in 2011.

Name and Principal Position	Year	Salary ($)		Bonus ($)(6)	Stock Awards ($)(7)	Option Awards ($)(8)	Non-Equity Incentive Plan Compensation ($)(9)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(10)	Total ($)
Bryan A. Shinn (1) President and Chief Executive Officer	2012	383,333		—	296,020	—	300,000	—	27,458	1,006,812

Brian Slobodow (2) Former Chief Executive Officer	2012 2011	375,000 299,760	(5)	— —	— —	— 1,326,332	140,625 235,000	— —	26,246 68,328	541,871 1,949,420

Don Weinheimer (3) Vice President and General Manager, Oil and Gas	2012	140,038		150,000	—	705,671	148,500	—	6,016	1,150,225

Donald A. Merril (4) Vice President and Chief Financial Officer	2012	86,250		135,000	—	583,327	39,000	—	7,288	850,865

(1)	Mr. Shinn became Chief Executive Officer on January 10, 2012 and became a named executive officer for the first time in 2012.
(2)

Mr. Slobodow resigned as Chief Executive Officer on January 10, 2012 and became our Chief Administrative. He resigned as Chief Administrative Officer on October 8, 2012 but remained employed by us through December 31, 2012.

(3)	Mr. Weinheimer joined us in July 2012. Mr. Weinheimer was entitled to an annual base salary of $330,000 in 2012.
(4)	Mr. Merril joined us in October 2012. Mr. Merril was entitled to an annual base salary of $345,000 in 2012.
(5)	Includes $93,750 in base salary paid to Mr. Slobodow by us after October 8, 2012 that has been reimbursed by an affiliate of Golden Gate Capital.
(6)

Reflects signing bonus received upon commencement of employment. Messrs. Weinheimer and Merril are eligible to receive additional bonuses of $150,000 and $135,000, respectively, upon completing one year of employment.

(7)

For 2012, this column reflects the aggregate grant date fair value of restricted stock awards granted in 2012 in accordance with FASB ASC Topic 718 and as reported in Note M to the audited financial statements contained in this Annual Report on Form 10-K, but assuming no forfeitures. Shares vest ratably over a four year period beginning May 6, 2013.

(8)

For 2012, this column reflects the aggregate grant date fair value of stock option awards granted in 2012 in accordance with FASB ASC Topic 718 and as reported in Note M to the audited financial statements contained in this Annual Report on Form 10-K, but assuming no forfeitures.

(9)

For 2012, represents the performance-based cash incentive awards approved by the Compensation and Governance Committee for the 2012 performance year. For Messrs. Slobodow and Merril, the award was pro-rated for actual service during 2012. Mr. Weinheimer’s participation in the performance-based cash incentive plan was extended back to January 1, 2012 in recognition of certain compensation Mr. Weinheimer forfeited upon terminating his prior employment to join us. The performance criteria for these awards are discussed in more detail below.

(10)	For 2012, represents our employer contributions under its 401(k) plan, perquisites and amounts reimbursed for the payment of taxes. A breakdown of the amounts follows:

Name	Company Contributions to 401(k) Plan ($)		Perquisites ($)(b)	Tax Gross-Up ($)	Total ($)
B. Shinn	27,458		—	—	27,458
B. Slobodow	21,855	(a)	4,391	—	26,246
D. Weinheimer	6,016		—	—	6,016
D. Merril	3,450		3,838	—	7,288

(a)	Includes $5,148 in company contributions made after October 8, 2012 that have been reimbursed by an affiliate of Golden Gate Capital.
(b)

In 2012, we paid family travel and entertainment expenses for Mr. Slobodow and living expenses to Mr. Merril prior to his relocation to Frederick, Maryland. Actual cost was the incremental cost to us of these perquisites.

Employment and Other Agreements

Bryan A. Shinn

In March 2012, we entered into a new employment agreement with Mr. Shinn, our President and Chief Executive Officer. Pursuant to the terms of the employment agreement, Mr. Shinn is entitled to an annual base salary of $400,000, subject to review and adjustment. Mr. Shinn is also eligible to earn a short-term, performance-based cash incentive payment for each year. The target annual incentive is equal to 75% of his annual base salary.

Mr. Shinn is also entitled to receive benefits in accordance with the health and welfare plans we provide to other members of our senior management. Mr. Shinn is also entitled to up to 25 days of paid time off and reimbursement for all reasonable business expenses that he incurs in the course of performing his duties and responsibilities which are consistent with our policies in effect from time to time with respect to travel, entertainment and other business expenses, subject to our requirements with respect to reporting and documentation of such expenses.

Mr. Shinn’s employment continues until the earlier of his resignation (with or without good reason), death or disability or termination by us (with or without cause). If we terminate Mr. Shinn’s employment without cause or Mr. Shinn resigns for good reason, Mr. Shinn is entitled to receive severance equal to his annual base salary payable in regular installments from the date of termination through the later of (i) the twelve-month anniversary of this agreement and (ii) the twelve-month anniversary of the date of termination if Mr. Shinn has executed and delivered a general release of any and all claims arising out of or related to his employment with us and the termination of his employment. Mr. Shinn is also entitled to receive reimbursement of the then-prevailing monthly premium for COBRA healthcare coverage if he so elects.

Mr. Shinn has also agreed to customary restrictions with respect to the use of our confidential information and has agreed that all intellectual property developed or conceived by him while he is employed by us which relates to our business is our property. During the term of Mr. Shinn’s employment with us and during the twelve-month period immediately thereafter, Mr. Shinn has agreed not to (i) participate (whether as an officer, director, employee or otherwise) in any businesses that compete with us, (ii) solicit or hire any of our employees and (iii) induce or attempt to induce any customer, supplier, licensee, licensor, franchisee, distributor or other business relation of ours to cease doing business with us or in any way interfere with our relationship with such person or entity. During any period in which Mr. Shinn has breached the above restrictions, we have no obligation to pay Mr. Shinn any severance described above.

Brian Slobodow

In October 2012, Brian Slobodow, our Chief Administrative Officer, resigned as an executive officer to become an operating executive of Golden Gate Capital or one of its affiliates. To ensure a smooth transition, Mr. Slobodow continued as our employee through December 31, 2012.

In connection with Mr. Slobodow’s departure, we entered into a separation and transition agreement with Mr. Slobodow pursuant to which Mr. Slobodow (1) continued to receive his current compensation and benefits through December 31, 2012 (but all such amounts were reimbursed to us by an affiliate of Golden Gate Capital) and (2) received a payout under our performance-based cash incentive program for 2012, prorated to reflect his service to us as an executive officer through October 7, 2012. In consideration for these payments, Mr. Slobodow (a) reaffirmed his confidentiality, non-disparagement, non-competition and non-solicitation obligations to us and (b) agreed to terminate his then existing employment agreement.

Mr. Slobodow has also agreed to customary restrictions with respect to the use of our confidential information and has agreed that all intellectual property developed or conceived by Mr. Slobodow while was employed by us which relates to our business is our property. During the term of Mr. Slobodow’s employment with us and during the six-month period immediately thereafter, Mr. Slobodow has agreed not to (1) participate (whether as an officer, director, employee or otherwise) in any businesses that compete with us, (2) solicit or hire any of our employees and (3) induce or attempt to induce any customer, supplier, licensee, licensor, franchisee, distributor or other business relation of us to cease doing business with us or in any way interfere with our relationship with such person or entity. During any period in which Mr. Slobodow has breached the above restrictions, we have no obligation to make the payments described above.

Mr. Slobodow continues to serve on our Board of Directors until such time as we determine not to re-nominate him, or earlier if Golden Gate Capital requests him to resign. In lieu of receiving an annual cash retainer in connection with his continued service on the Board of Directors, Mr. Slobodow has retained the equity awards that he was granted during his service as our employee, and all remaining unvested awards as of January 1, 2013 (options to purchase 89,992 shares at a weighted average exercise price of $14.11) now vest equally over the three year time period beginning January 1, 2013.

Other Named Executive Officers

None of our other named executive officers have an employment or change in control agreement. All other named executive officers are eligible for severance benefits under the same severance plan as our other salaried employees as described below.

Performance-Based Cash Incentives

We pay performance-based cash incentives in order to align the compensation of our employees, including our named executive officers, with our short-term operational and performance goals and to provide near-term rewards for employees to meet these goals. Our short-term, performance-based cash incentive plan provides for incentive payments for each fiscal year. For 2012, these incentive payments were based on the attainment of both pre-established objective financial goals and individual personal performance objectives. The financial goal for 2012 was achievement of an Adjusted EBITDA target, as further adjusted to eliminate the effects of

(i) extraordinary, unusual or non-recurring items, (ii) changes in applicable laws, regulations or accounting principles, (iii) reorganization, merger, acquisition, divestiture, consolidation, spin-off, combination, liquidation, dissolution or other similar corporate transactions, (iv) payouts of 2012 performance-based cash incentives, (v) the opening of our new resin-coated sand facility in Rochelle, Illinois and (vi) such other items as may be determined by the Chairman of the Compensation and Governance Committee. After eliminating for these effects, target Adjusted EBITDA for 2012 was $150 million. Adjusted EBITDA was used because it is a key metric used by management and the Board of Directors to assess our operating performance. Upon attaining the 2012 Adjusted EBITDA target, each participant in the performance-based cash incentive plan was eligible to receive a payout equal to a target percentage of base salary, which, in the case of Messrs. Slobodow and Merril, was pro-rated for actual service in 2012. The following table shows each named executive officer’s performance-based cash incentive minimum, target and maximum payouts as a percentage of base salary for 2012 as of December 31, 2012.

	Percentage of Base Salary
Name	Minimum Payout	Target Payout	Maximum Payout
Bryan A. Shinn	0%	75%	150%
Brian Slobodow	0%	50%	100%
Don Weinheimer	0%	45%	90%
Donald A. Merril	0%	45%	90%

The performance-based cash incentive award pool increased 1.5% for each $1 million by which 2012 Adjusted EBITDA exceeded $150 million up to $165 million and by 3.5% for each $1 million by which 2012 Adjusted EBITDA exceeded $165 million with additional, discretionary individual payouts from the pool determined based on individual performance. Individual personal performance objectives were designed to coincide with the achievement of our overall short-term operational and performance goals, consisting of individual goals relating to (1) rapidly growing our oil and gas proppants business, (2) transforming our industrial and specialty products business, (3) building best in class capabilities and (4) continuing our cultural transformation. No defined weights were established for any of the individual performance objectives. Rather, each named executive officer was to be evaluated on his performance in comparison to his respective defined objectives taken as a whole.

Actual Adjusted EBITDA for 2012 was $152.3 million, resulting in an aggregate award pool of $4.2 million. Messrs. Shinn, Slobodow, Weinheimer and Merril each received a payout equal to his respective target percentage of base salary, which, in the case of Messrs. Slobodow and Merril, was pro-rated for actual service in 2012. None of the named executive officers received a payout from the discretionary pool. Actual payouts under the performance-based cash incentive plan to each of the named executive officers are disclosed in the Non-Equity Incentive Compensation Plan column of the Summary Compensation Table.

GGC Holdings Class C and Class D Membership Interests

In July 2009, Mr. Shinn was granted Class C Units and Class D Units in GGC Holdings. This grant was intended to permit Mr. Shinn to share in the increase in our value and to focus his efforts on our long-term results. Mr. Shinn owns 37% of the Class C Units and 29% of the Class D Units. The remaining Class C Units and Class D Units are held by our former CEO and former CFO. The Class C Units and the Class D Units were allocated based on the individual’s relative position and responsibilities. The Class C Units vest ratably over five years, with vesting occurring on November 25 of each year. The Class D Units were fully vested upon grant. The Class C Units and the Class D Units may not be transferred without the prior written consent of Golden Gate Capital unless (1) all or substantially all of the outstanding units are being sold to an independent third party or (2) the transfer is to a spouse, lineal descendent, sibling, parent, heir, executor or similar person or entity. See “Security Ownership of Certain Beneficial Owners” for information on the holdings of Mr. Shinn in GGC Holdings.

Outstanding Equity Awards at Fiscal Year-End

The market values in the table below are based on the closing price of our common stock on December 31, 2012 of $16.73 per share.

	Outstanding Equity Awards at December 31, 2012
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)(1)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
B. Shinn	—	—	—	—	—	19,000	317,870	—	—
B. Slobodow (2)	114,341 155,304	38,114 51,768	—	10.33 16.90	7/12/2021 7/12/2021	—	—	—	—
D. Weinheimer (3)	—	150,000	—	10.57	8/15/2022	—	—	—	—
D. Merril (4)	—	100,000	—	13.17	10/15/2022	—	—	—	—

(1)	Service-based restricted stock units were granted on November 6, 2012 and vest ratably over four years beginning May 6, 2013.
(2)

Options were granted on July 12, 2011. In connection with Mr. Slobodow’s resignation as an executive officer of U.S. Silica, and in lieu of receiving an annual cash retainer in connection with his continued service on the Board of Directors, the vesting schedule for these options was modified and the unvested option awards as of January 1, 2013 now vest equally over the three year time period beginning January 1, 2013, subject to Mr. Slobodow’s continued service on the Board of Directors.

(3)

Option was granted on August 15, 2012. One-quarter of the total number of shares subject to the option vest annually beginning on the first anniversary, August 15, 2013, and continuing through the fourth anniversary, August 15, 2016, subject to Mr. Weinheimer’s continued service to us on each such vesting date.

(4)

Option was granted on October 15, 2012. One-quarter of the total number of shares subject to the option vest annually beginning on the first anniversary, October 15, 2013, and continuing through the fourth anniversary, October 15, 2016, subject to Mr. Merril’s continued service to us on each such vesting date.

Benefit Plan Provisions Related to Employment Termination or Change in Control

Retirement Plans

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

None of our named executive officers participate in or have accounts balances in any qualified or nonqualified defined benefit plans sponsored by us. Either our Board of Directors or our Compensation and Governance Committee may elect to adopt qualified or nonqualified benefit plans in the future if it determines that doing so is in our best interest.

Deferred Compensation

None of our named executive officers participate in or have account balances in our unfunded, deferred compensation plan.

Severance Plan

Mr. Shinn’s severance amount is calculated pursuant to the terms of his employment agreement as disclosed in Employment and Other Agreements.

Messrs. Weinheimer and Merril are subject to our severance policy for salaried personnel. Such named executive officers are entitled to the same payments and benefits as all other salaried personnel. Pursuant to this policy, salaried employees who are terminated due to (1) force reductions caused by lack of business or (2) job eliminations caused by downsizing or restructuring are entitled to both regular and special severance pay. Regular severance pay consists of pay based on such named executive officer’s base salary as in effect immediately prior to the termination of his employment for one week for each complete year of employment with the company. There is no proration of severance pay for partial years of employment. Minimum regular severance pay is five weeks. Special severance pay is available to employees eligible for regular severance pay who sign a standard release agreement. Special severance pay consists of pay based on such named executive officer’s base salary as in effect immediately prior to the termination of his employment for one week for each complete year of employment with the company. Minimum special severance pay is five weeks. When combining regular severance pay and special severance pay, maximum severance pay is limited to fifty-two weeks.

2011 Incentive Compensation Plan

Stock Options. In the event of voluntary termination or involuntary termination without cause, unvested options would be forfeited and vested options are exercisable until the earlier of (1) 90 days following termination and (2) the expiration of the stated term of the options. In the event of involuntary termination for cause, all vested and unvested options would terminate and expire automatically. In the event of death or disability, unvested options would vest to the same extent as if the participant had been employed by us on the first vesting date to occur after such death or disability. All vested options will remain exercisable until the earlier of (1) one year from the date of death or disability and (2) the expiration of the stated term of the options. In the event of a change in control where the consideration paid is all cash, vesting would accelerate and unvested options would become exercisable. Any options that are not exercised as of the occurrence of a change in control will terminate following the change in control.

Service-Based Restricted Stock. Subject to the Compensation and Governance Committee’s discretion to accelerate vesting, all unvested shares of restricted stock will be forfeited upon a participant’s termination for any reason. Unless vesting is accelerated by the Committee, in the event of a change of control, unvested restricted stock will not vest and, at the Committee’s discretion, either will be (1) continued or assumed or (2) purchased for an amount of cash equal to the highest price paid for shares of our common stock in the change in control transaction.

Under our 2011 Incentive Compensation Plan, a change in control is deemed to have occurred upon:

•

a change in the composition of the Board of Directors from the beginning of any period of two consecutive years such that the existing Board or persons who were approved by two-thirds of directors or their successors on the existing Board no longer constitute a majority at the end of such period;

•	the acquisition by a person of 50% or more of our voting securities;

•	the completion of certain mergers, consolidations, share exchanges or similar transactions involving us;

•	the completion of the sale of all or substantially all of our assets; or

•	our liquidation or dissolution.

Director Compensation

We did not pay Messrs. Shinn and Slobodow, who also were our employees for all or some of 2012, for their service as directors. In addition, Messrs. Amara and Ashe, who are managing directors of Golden Gate Capital, did not receive any compensation from us for their service as directors.

In 2012, Messrs. Bernard and Kacal received the following compensation:

•

$70,000 annual retainer, an additional $35,000 annual retainer for Mr. Kacal for serving as the audit committee chairman and an additional $10,000 annual retainer for each other committee on which the director served, each paid in quarterly installments and pro-rated to reflect the director’s service on the Board of Directors in 2012,

•	a stock option award to purchase 10,000 shares of our common stock, which vests quarterly over the 3 years following the date of grant, and

•	reasonable travel expenses to attend meetings.

In March 2012, the Board of Directors approved an annual retainer of $120,000 for Mr. Shaver for his service as Chairman of the Board, Chairman of the Compensation and Governance Committee and a member of the Audit Committee, payable in arrears in quarterly installments beginning April 1, 2012.

The following table sets forth a summary of the 2012 director compensation:

	Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter Bernard (2)	53,333	—	80,909	(4)	—	—	—	134,242
William Kacal (3)	105,417	—	75,480	(4)	—	—	—	180,897
Charles Shaver	120,000	—	—		—	—	—	120,000

(1)

For 2012, this column reflects the aggregate grant date fair value of stock option awards granted in 2012 in accordance with FASB ASC Topic 718 and as reported in Note M of the audited financial statements contained in this Annual Report on Form 10-K, but assuming no forfeitures.

(2)	Mr. Bernard joined the Board of Directors on May 1, 2012.
(3)	Mr. Kacal joined the Board of Directors on January 31, 2012.
(4)	Options to purchase 10,000 shares of our common stock were outstanding as of December 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of February 22, 2013 regarding the beneficial ownership of our common stock:

•	each person or group who is known by us to own beneficially more than 5% of our outstanding common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Common stock subject to options that are currently exercisable or exercisable within 60 days of February 22, 2013 are deemed to be outstanding and beneficially owned by the person holding the options. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Percentage of beneficial ownership is based on 52,936,821 shares of common stock outstanding. Except as disclosed in the footnotes to the following table and subject to applicable community property laws, we believe that each shareholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Unless otherwise indicated in the following table or footnotes, the address for each beneficial owner is c/o U.S. Silica Holdings, Inc., 8490 Progress Drive, Suite 300, Frederick, Maryland 21701.

Name	Shares Beneficially Owned (#)(3)	Percent Stock Outstanding (%)
5% Stockholders:
GGC USS Holdings, LLC(1)	41,176,471	77.8
Named Executive Officers and Directors:
Rajeev Amara(1)	*	*
Prescott H. Ashe(1)	*	*
Peter Bernard	2,500	*
William J. Kacal	32,167	*
Donald A. Merril	—	—
Charles Shaver(1)	*	*
Bryan A. Shinn(1)	19,000	*
Brian Slobodow	269,645	*
Don Weinheimer	—	—
All Current Directors and Executive Officers as a Group (15 persons)(2)	484,586	*

(1)

Interests in GGC Holdings are held directly or indirectly by a private investor group, including funds managed by Golden Gate Capital, and Messrs. Shaver and Shinn. Although Messrs. Shaver and Shinn do not have voting or dispositive power over securities owned by GGC Holdings, each owns interests of GGC Holdings with varying rights to participate in distributions by GGC Holdings. The following table sets forth information as of February 22, 2013 regarding the beneficial ownership of our common stock if GGC Holdings were to distribute our common stock to its members. The percentages below are calculated using the closing price of our common stock on February 22, 2013.

Name	Percent Stock Outstanding (%)
Funds managed by Golden Gate Capital (a)	72.6
Charles Shaver	*
Bryan A. Shinn	*
Others	4.2

(a)

Each of Messrs. Amara and Ashe is a managing director of Golden Gate Capital, and each may be deemed to be the beneficial owner of shares indirectly beneficially owned by the funds managed by Golden Gate Capital. Each of the above persons and entities, other than GGC Holdings, disclaims membership in any group and disclaims beneficial ownership of these securities, except to the extent of his or its pecuniary interest therein. The principal office address of GGC Holdings is c/o Golden Gate Private Equity, Inc., One Embarcadero Center, 39th Floor, San Francisco, California 94111.

(2)

Does not include any shares of common stock Messrs. Amara, Ashe, Shaver and Shinn may be deemed to indirectly beneficially own through interests held by funds managed by Golden Gate Capital in GGC Holdings. See note 1 above.

(3)

Includes the following shares that may be acquired upon exercise of stock options that are exercisable on or within 60 days after February 22, 2013: Mr. Bernard, 2,500 shares; Mr. Kacal, 4,167 shares; Mr. Merril, 0 shares; Mr. Shaver, 0 shares; Mr. Shinn, 0 shares; Mr. Slobodow, 269,645 shares; Mr. Weinheimer, 0 shares; and all current directors and executive officers as a group, 381,586 shares.

*	Represents beneficial ownership of less than one percent (1%) of our common stock.

The information required by Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is furnished as a separate item captioned “Securities Authorized for Issuance Under Equity Compensation Plans” included in Part II, Item 5 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Golden Gate Capital

As disclosed in “Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” an affiliate of Golden Gate Capital beneficially owns more than five percent of our voting securities.

Advisory Agreement

On November 25, 2008, Golden Gate Capital acquired U.S. Silica Company from Harbinger Capital pursuant to an Acquisition Agreement, dated June 27, 2008 (the “Golden Gate Capital Acquisition”). In connection with the Golden Gate Capital Acquisition, we entered into an Advisory Agreement with Golden Gate Capital (the “Advisory Agreement”) whereby Golden Gate Capital agreed to provide business and organizational strategy and financial and advisory services. Such services have included support and assistance to management with respect to negotiating and analyzing acquisitions and divestitures, negotiating and analyzing financing alternatives, preparing financial projections, monitoring compliance with financing agreements, marketing functions and searching for and hiring management personnel.

As compensation for these services, we agreed to pay Golden Gate Capital (1) an annual advisory fee in the aggregate amount equal to $1.3 million, payable quarterly in arrears, and (2) a transaction fee of 1.25% of the aggregate value of each transaction resulting in a change in control of GGC Holdings or its subsidiaries, along with each acquisition, divestiture, recapitalization and financing. In addition to the fees described above, we also reimbursed Golden Gate Capital for all out-of-pocket costs incurred by Golden Gate Capital in connection with its activities under the Advisory Agreement, and indemnified Golden Gate Capital from and against all losses, claims, damages and liabilities related to the performance of its duties under the Advisory Agreement.

Advisory fees paid to Golden Gate Capital under the Advisory Agreement in 2012, 2011 and 2010 were $0, $1.3 million and $1.3 million, respectively. On February 6, 2012, we paid $8.0 million to terminate the Advisory Agreement.

Director Designation Agreement

On January 31, 2012, we entered into a director designation agreement with GGC Holdings that provides for the rights of GGC Holdings to nominate designees to our board of directors. The director designation agreement provides that, for so long as GGC Holdings has nomination rights under the agreement, we may not take any action, including making or recommending any amendment to our certificate of incorporation or bylaws, that (1) would decrease the size of our board of directors if such decrease would cause us to fail to satisfy the requirement under the NYSE corporate governance standards that a majority of our board of directors consist of independent directors without the resignation of a director nominated by GGC Holdings or (2) otherwise could reasonably be expected to adversely affect GGC Holdings’ rights under the director designation agreement, in each case without the consent of GGC Holdings.

GGC Holdings has the right to nominate individuals to our board of directors at each meeting of stockholders where directors are to be elected and, subject to limited exceptions, we will include in the slate of nominees recommended to our stockholders for election as directors the number of individuals designated by GGC Holdings as follows:

•

prior to the earlier of (1) one year after GGC Holdings owns less than 50% of our outstanding common stock or (2) GGC Holdings owns less than 35% of our outstanding common stock, such number of individuals as are designated by GGC Holdings, so long as we are able to comply with the requirement under the NYSE corporate governance standards that a majority of our board of directors consist of independent directors at such time as GGC Holdings owns less than 50% of our outstanding common stock; and

•

during such time as GGC Holdings no longer has the unfettered right to nominate individuals to our board of directors but while GGC Holdings still owns at least 10% of our outstanding common stock, such number of individuals designated by GGC Holdings in relative proportion to GGC Holdings’ then current ownership (rounded up), so long as we are able to comply with the requirement under the NYSE corporate governance standards that a majority of our board of directors consist of independent directors at such time as GGC Holdings owns less than 50% of our outstanding common stock.

The director designation agreement also provides that, in the event of a vacancy on our board of directors arising through the death, resignation or removal of a director nominated by GGC Holdings, such vacancy may be filled by our board of directors only with a director nominated by GGC Holdings. Our certificate of incorporation provides that any director nominated by GGC Holdings may, at its discretion, be removed at any time with or without cause.

Registration Rights Agreement

On January 31, 2012, GGC Holdings entered into a registration rights agreement with us. Pursuant to the registration rights agreement, GGC Holdings has the right to request a long-form registration on not more than four occasions and a short-form registration on an unlimited number of occasions. In addition, GGC Holdings has piggyback registration rights in connection with offerings initiated by us.

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

We are required to pay all fees and expenses incurred in connection with the registrations, except that we are not required to pay for any underwriting discounts or commissions or transfer taxes relating to the transfer of securities by any persons other than us. We are also subject to customary cross-indemnification and contribution arrangements with respect to the registration of our common stock. GGC Holdings is required to comply with any lock-up restrictions that may be reasonably requested by the managing underwriters of an offering, regardless of whether its securities are included in a registration.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. The indemnification agreements provide the executive officers and directors with contractual rights to indemnification, expense advancement and reimbursement, to the fullest extent permitted under Delaware law. We have also entered into an indemnification priority agreement with Golden Gate Capital to clarify the priority of advancement of expenses and indemnification obligations among us, our subsidiaries and any of our directors appointed by Golden Gate Capital or its affiliates and other related matters.

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

Other than compensation agreements and other arrangements which are described under Executive Compensation and the transactions described above, since January 1, 2012, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities or any member of the immediate family of the foregoing persons had or will have a direct or indirect material interest.

Director Independence

GGC Holdings continues to control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” under the NYSE listing standards and a majority of our directors are not required to be independent. Nonetheless, the Board of Directors does assess the independence of its members under the NYSE listing standards. For a director to be considered independent, the Board of Directors must affirmatively determine that such director has no material relationship with us. When assessing the materiality of a director’s relationship with us, the Board of Directors considers the issue from both the standpoint of the director and from that of persons and organizations with whom or with which the director has an affiliation. The Board of Directors reviews the standards adopted by the NYSE to assist it in determining if a director is independent. A director shall be deemed to have a material relationship with us and shall not be deemed to be an independent director if:

•

the director is or has been our employee or an employee of any of our affiliated entities at any time since January 1, 2010, or an immediate family member of the director is or has been an executive officer of us or any of our affiliated entities at any time since January 1, 2010; provided that employment of a director as our interim chairman of the Board of Directors or chief executive officer or other executive officer shall not disqualify such director from being considered independent following termination of that employment;

•	the director or an immediate family member is a current partner of a firm that is our internal or external auditor;

•	the director is a current employee of a firm that is our internal or external auditor;

•	the director has an immediate family member who is a current employee of a firm that is our internal or external auditor and personally works on our audit;

•

the director or an immediate family member was at any time since January 1, 2010 (but is no longer) a partner or employee of a firm that is our internal or external auditor and personally worked on our audit within that time;

•

the director or an immediate family member, is, or has been at any time since January 1, 2010, employed as an executive officer of another company where any of our present executive officers at the same time serves or served on that company’s compensation committee;

•

the director is a current executive officer or employee, or an immediate family member is a current executive officer, of another company that has made payments to, or received payments from (other than contributions to tax exempt organizations), us for property or services in an amount which, in any of the other company’s last three fiscal years, exceeds the greater of $1.0 million or 2% of such other company’s consolidated gross revenues; or

•

the director has received, or has an immediate family member who has received, during any twelve-month period since January 1, 2010, more than $120,000 in direct compensation from us, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided that such compensation is not contingent in any way on continued service); provided, however, that (i) compensation received by a director for former service as an interim chairman or chief executive officer or other executive officer need not be considered and (ii) compensation received by an immediate family member for service as our employee (other than an executive officer) need not be considered.

The Board of Directors has determined that each of Messrs. Bernard, Kacal and Shaver has no material relationship with us and is independent under NYSE listing standards. The Board of Directors has determined that Messrs. Amara and Ashe, who are managing directors of Golden Gate Capital, Mr. Shinn, who is our President and Chief Executive Officer, and Mr. Slobodow, who was an executive officer of U.S. Silica from March 2011 to October 2012, have material relationships with us. We have entered into a number of material transactions with Golden Gate Capital and affiliates as described above.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Management is responsible for our internal controls and the financial reporting process. The independent registered public accounting firm, Grant Thornton LLP, is responsible for performing independent audits of the our Consolidated Financial Statements and issuing an opinion on the conformity of those audited financial statements with United States generally accepted accounting principles. The Audit Committee monitors our financial reporting process and reports to the Board of Directors on its findings.

Prior to us becoming a public company, the Board of Directors pre-approved services to be performed by Grant Thornton LLP. In connection with our initial public offering and the formation of our Audit Committee, we adopted a policy for pre-approving the services and associated fees of our independent registered public accounting firm. Under this policy, the Audit Committee must pre-approve all services and associated fees provided to us by our independent registered public accounting firm, with certain exceptions described in the policy. All Grant Thornton LLP services and fees in fiscal 2011 were pre-approved by the Board of Directors and all such services and fees in fiscal 2012 were pre-approved by the Audit Committee.

The following table presents fees billed for professional audit services and other services rendered to us by Grant Thornton LLP for the years ended December 31, 2012 and 2011.

	2012	2011
Audit Fees	$445,945	$198,476
Audit-Related Fees(1)	104,775	682,669
Tax Fees(2)	—	4,881
All Other Fees	—	—
Total	$550,720	$886,026

(1)	Represents fees related to our initial public offering.
(2)	Represents fees related to tax compliance consultation.

The Audit Committee has established procedures for engagement of Grant Thornton LLP to perform services other than audit, review and attest services. In order to safeguard the independence of Grant Thornton LLP, for each engagement to perform such non-audit service, (a) management and Grant Thornton LLP affirm to the Audit Committee that the proposed non-audit service is not prohibited by applicable laws, rules or regulations; (b) management describes the reasons for hiring Grant Thornton LLP to perform the services; and (c) Grant Thornton LLP affirms to the Audit Committee that it is qualified to perform the services. The Audit Committee has delegated to its Chair its authority to pre-approve such services in limited circumstances, and any such pre-approvals are reported to the Audit Committee at its next regular meeting. All services provided by Grant Thornton LLP in 2012 were audit or audit-related and are permissible under applicable laws, rules and regulations and were pre-approved by the Audit Committee in accordance with its procedures. In 2012, the Audit Committee considered the amount of non-audit services provided by Grant Thornton LLP in assessing its independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

a)	Consolidated Financial Statements

The Consolidated Financial Statements, together with the report thereon of Grant Thornton LLP, dated February 26, 2013, are included as part of Item 8, “Financial Statements and Supplementary Data.”

b) Consolidated Financial Statement Schedule

All financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto and included in this Annual Report on Form 10-K.

c) Exhibits required to be filed by Item 601 of Regulation S-K

The information called for by this Item is incorporated herein by reference from the Exhibit Index included in this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of February, 2013.

U.S. Silica Holdings, Inc.

/s/ BRYAN A. SHINN
Name: Bryan A. Shinn
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ BRYAN A. SHINN Bryan A. Shinn	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2013

/S/ DONALD A. MERRIL Donald A. Merril	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2013

/S/ CHARLES SHAVER Charles Shaver	Chairman of the Board	February 26, 2013

/S/ RAJEEV AMARA Rajeev Amara	Director	February 26, 2013

/S/ PRESCOTT H. ASHE Prescott H. Ashe	Director	February 26, 2013

/S/ PETER BERNARD Peter Bernard	Director	February 26, 2013

/S/ WILLIAM J. KACAL William J. Kacal	Director	February 26, 2013

/S/ BRIAN SLOBODOW Brian Slobodow	Director	February 26, 2013

S-1

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of U.S. Silica Holdings, Inc., effective January 31, 2012.	8-K	001-35416	3.1	February 6, 2012

3.2	Second Amended and Restated Bylaws of U.S. Silica Holdings, Inc., effective January 31, 2012.	8-K	001-35416	3.2	February 6, 2012

4.1	Specimen Common Stock Certificate.	S-1/A	333-175636	4.1	December 7, 2011

4.2	Registration Rights Agreement, dated January 31, 2012, by and among GGC USS Holdings, LLC and the members listed on the schedules thereto.	8-K	001-35416	4.2	February 6, 2012

10.1	ABL Loan and Security Agreement, dated as of August 9, 2007, by and among Wachovia Bank, National Association in its capacity as agent for the Lenders, the parties to the agreement as lenders, U.S. Silica Company, Hourglass Holdings, LLC, the subsidiaries of U.S. Silica Company from time to time party to the agreement as borrowers and certain subsidiaries of USS Holdings, Inc. from time to time party to the agreements as Guarantors.	S-1	333-175636	10.1	July 18, 2011

10.2	Amendment No. 1 and Consent to Loan and Security Agreement, dated as of November 25, 2008.	S-1	333-175636	10.2	July 18, 2011

10.3	Amendment No. 2 to Loan and Security Agreement, dated as of May 7, 2010.	S-1	333-175636	10.3	July 18, 2011

10.4	Amendment No. 3 to Loan and Security Agreement, dated as of June 8, 2011.	S-1	333-175636	10.4	July 18, 2011

10.5	Amendment No. 4 to Loan and Security Agreement, dated as of January 31, 2012.	10-K	0001-35416	10.5	March 20, 2012

10.6*	Amendment No. 5 to Loan and Security Agreement, dated March 30, 2012.

10.7	Amendment No. 6 to Loan and Security Agreement, dated March 30, 2012.	8-K	0001-35416	10.1	January 4, 2013

10.8	Second Amended and Restated Credit Agreement, dated as of June 8, 2011, by and among USS Holdings, Inc. as Parent, U.S. Silica Company as Company, the Subsidiary Guarantors listed therein as Subsidiary Guarantors, the Lenders listed therein as Lenders and BNP Paribas as Sole Lead Arranger, Sole Book Runner and Administrative Agent.	S-1	333-175636	10.5	July 18, 2011

E-1

10.9	Amendment No. 1 to Second Amendment and Restated Credit Agreement, dated as of January 27, 2012.	10-K	001-35416	10.7	March 20, 2012

10.10	ABL/Term Loan Intercreditor Agreement, dated as of November 25, 2008, by an among GGC USS Acquisition Sub, Inc., GGC USS Borrower Co., Inc., U.S. Silica Company, USS Holdings, Inc., BMAC Holdings, Inc., Better Minerals & Aggregates Company, BMAC Services Co., Inc., The Fulton Land and Timber Company, George F. Pettinos, LLC, Pennsylvania Glass Sand Corporation and Ottawa Silica Company as Grantors, Wachovia Bank, National Association as the ABL Agent and BNP Paribas as Term Loan Agent.	S-1	333-175636	10.6	July 18, 2011

10.11	Reaffirmation of ABL/Term Loan Intercreditor Agreement, dated as of June 8, 2011.	S-1	333-175636	10.7	July 18, 2011

10.12	Amendment No. 1 to Subordination Agreement, dated as of May 7, 2010.	S-1	333-175636	10.10	July 18, 2011

10.13+	Employment Agreement, dated as of March 22, 2012, by and among U.S. Silica Company and Bryan A. Shinn.	8-K	001-35416	10.11	March 22, 2012

10.14+	Consulting Agreement, dated as of April 1, 2011, by and among U.S. Silica Company and John A. Ulizio.	S-1	333-175636	10.12	July 18, 2011

10.15+	Separation and Transition Agreement, dated October 1, 2012, by and between U.S. Silica Holdings, Inc., U.S. Silica Company and Brian Slobodow	8-K	001-35416	10.2	October 1, 2012

10.16+	2011 Incentive Compensation Plan.	S-1/A	333-175636	10.14	August 29, 2011

10.17+	Form of Incentive Stock Option Agreement.	S-1/A	333-175636	10.15	August 29, 2011

10.18+	Form of Restricted Stock Agreement.	S-1/A	333-175636	10.16	August 29, 2011

10.19+	Form of Nonqualified Stock Option Agreement.	S-1/A	333-175636	10.17	August 29, 2011

10.20+	Form of Stock Appreciation Rights Agreement.	S-1/A	333-175636	10.18	August 29, 2011

10.21+	Form of Restricted Stock Unit Agreement.	S-1/A	333-175636	10.19	August 29, 2011

10.22	Form of Indemnification Agreement	S-1/A	333-175636	10.20	December 29, 2011

10.23	Form of Letter Agreement by and among Golden Gate Private Equity, Inc. and U.S. Silica Holdings, Inc.	S-1/A	333-175636	10.21	December 29, 2011

10.24	Form of Director Designation Agreement by and among U.S. Silica Holdings, Inc. and GGC USS Holdings, LLC.	8-K	001-35416	4.1	February 6, 2012

E-2

10.25+	Consulting Agreement, effective as of January 1, 2013, by and between U.S. Silica Company and William A. White	8-K	001-35416	10.1	October 1, 2012

10.26+	Letter Agreement, dated as of December 27, 2011, by and between William J. Kacal and U.S. Silica Holdings, Inc.	S-1/A	333-175636	10.24	December 29, 2011

10.27+	Separation and General Release Agreement, dated April 16, 2012, by and between U.S. Silica Company and R. Dale Lynch	8-K/A	001-35416	10.1	April 20, 2012

10.28+	Letter Agreement, dated April 27, 2012, by and between with Peter Bernard and U.S. Silica Holdings, Inc.	8-K	001-35416	10.1	May 1, 2012

21.1*	List of subsidiaries of U.S. Silica Holdings, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1 *	Rule 13a-14(a)/15(d)-14(a) Certification by Bryan A. Shinn, Chief Executive Officer.

31.2 *	Rule 13a-14(a)/15(d)-14(a) Certification by Donald A. Merril, Chief Financial Officer.

32.1 *	Section 1350 Certification by Bryan A. Shinn, Chief Executive Officer.

32.2 *	Section 1350 Certification by Donald A. Merril, Chief Financial Officer.

95.1*	Mine Safety Disclosure

99.1*	Consent of The Freedonia Group, Inc.

101*	101.INS XBRL Instance

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