Form 10-Q
period 2013-03-31
U.S. SILICA HOLDINGS, INC.
filed 2013-04-30
CIK 1524741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of April 26, 2013, 52,989,768 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

U.S. Silica Holdings, Inc.

FORM 10-Q

For the Quarter Ended March 31, 2013

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

U.S. SILICA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$42,919	$61,022
Accounts receivable, net	65,249	59,564
Inventories, net	42,776	39,835
Prepaid expenses and other current assets	7,686	6,738
Deferred income tax, net	10,122	10,108

Total current assets	168,752	177,267

Property, plant and mine development, net	429,611	414,218
Debt issuance costs, net	1,980	2,111
Goodwill	68,403	68,403
Trade names	10,436	10,436
Customer relationships, net	6,428	6,531
Other assets	8,451	7,844

Total assets	$694,061	$686,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Book overdraft	$4,376	$5,390
Accounts payable	30,307	37,333
Accrued liabilities	10,080	9,481
Accrued interest	154	2
Current portion of capital lease	489	—
Current portion of long-term debt	2,434	2,433
Short-term debt	10,551	—
Income tax payable	6,149	20,596
Current portion of deferred revenue	2,938	4,855

Total current liabilities	67,478	80,090

Long-term debt	252,383	252,992
Liability for pension and other post-retirement benefits	52,768	52,747
Deferred income tax, net	60,154	59,111
Other long-term obligations	10,323	10,176

Total liabilities	443,106	455,116

Commitments and contingencies

Stockholders’ Equity:
Common stock	529	529
Preferred stock	—	—
Additional paid-in capital	164,535	163,579
Retained earnings	100,008	82,731
Treasury stock, at cost	(364)	(970)
Accumulated other comprehensive loss	(13,753)	(14,175)

Total stockholders’ equity	250,955	231,694

Total liabilities and stockholders’ equity	$694,061	$686,810

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Sales	$122,311	$102,591
Cost of goods sold (excluding depreciation, depletion and amortization)	74,412	56,921
Operating expenses
Selling, general and administrative	12,404	9,904
Depreciation, depletion and amortization	8,278	5,978

	20,682	15,882

Operating income	27,217	29,788
Other (expense) income
Interest expense	(3,576)	(3,797)
Other income, net, including interest income	122	154

	(3,454)	(3,643)

Income before income taxes	23,763	26,145
Income tax expense	(6,486)	(7,032)

Net income	$17,277	$19,113

Earnings per share:
Basic	$0.33	$0.37
Diluted	$0.32	$0.37

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited; in thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$17,277	$19,113
Other comprehensive loss:
Unrealized loss on derivatives (net of tax of $52 and $(4) for the three months ended March 31, 2013 and 2012, respectively)	(81)	(7)
Pension and other post-retirement benefits liability adjustment (net of tax of $218 and $0 for the three months ended March 31, 2013 and 2012, respectively)	(341)	—

Comprehensive income	$16,855	$19,106

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net income	$17,277	$19,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	8,278	5,978
Debt issuance amortization	131	113
Original issue discount amortization	42	42
Deferred income taxes	1,029	410
(Gain)/loss on disposal of property, plant and equipment	—	(439)
Deferred revenue	(1,917)	(1,427)
Equity-based compensation	678	654
Excess tax benefit from equity-based compensation	(96)	—
Other	(131)	(1,306)
Changes in assets and liabilities:
Accounts receivable	(5,688)	(10,316)
Inventories	(2,941)	(2,629)
Prepaid expenses and other current assets	(948)	2,757
Income taxes	(14,351)	6,445
Accounts payable and accrued liabilities	(6,427)	(9,978)
Advisory services termination fee to holding company	—	(8,000)
Accrued interest	152	132

Net cash provided by (used in) operating activities	(4,912)	1,549

Investing activities:
Capital expenditures	(22,707)	(14,986)
Proceeds from sale of property, plant and equipment	—	1,225

Net cash used in investing activities	(22,707)	(13,761)

Financing activities:
Proceeds from issuance of common stock in initial public offering	—	50,000
Proceeds from options exercised	788	—
Excess tax benefit from equity-based compensation	96	—
Repayment of long-term debt	(650)	(650)
Change in book overdraft	(1,014)	(1,418)
Change in revolving credit facility	10,551	—
Principal payments on capital lease obligations	(255)	—
Financing fees	—	(1,304)
Common stock issuance costs	—	(8,974)

Net cash provided by financing activities	9,516	37,654

Net increase/(decrease) in cash and cash equivalents	(18,103)	25,442
Cash and cash equivalents, beginning of period	61,022	59,199

Cash and cash equivalents, end of period	$42,919	$84,641

Non-cash financing activities:
Contribution of note payable and accrued interest by holding company	$—	$16,692
Capital lease obligations incurred to acquire assets	$744	$—

Supplemental cash flow information:
Cash paid during the period for:
Interest	$3,196	$3,131
Taxes	$20,076	$173

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

On January 31, 2012, we completed an initial public offering of common stock (the “IPO”) through a Registration Statement on Form S-1 (File No. 333-175636), pursuant to which we registered and issued 2,941,176 shares of our common stock, and we registered and certain of our stockholders sold 8,823,529 shares of common stock at an offering price of $17.00 per share. On February 6, 2012, we issued all 2,941,176 shares of common stock for an aggregate offering price of approximately $50.0 million and the selling stockholders sold all 8,823,529 shares of common stock for an aggregate offering price of approximately $150.0 million. As a result of the offering, we received net proceeds of approximately $40.8 million, after deducting $3.5 million of underwriting discounts and commissions and offering expenses of $5.7 million.

On January 31, 2012, simultaneously with the initial public offering of our common stock, GGC USS Holdings, LLC, our sole stockholder prior to the IPO and now our largest stockholder, contributed to us all of the stock of its wholly-owned subsidiary, GGC RCS Holdings, Inc., and its operating subsidiary, Coated Sand Solutions, LLC. Prior to this transaction, GGC RCS Holdings, Inc. had a $15.0 million note payable to GGC USS Holdings, LLC which, together with accrued interest of $1.7 million, was converted to an equity contribution by GGC USS Holdings, LLC, simultaneously with the IPO. Coated Sand Solutions, LLC is currently developing resin-coated sand proppants for sale into the Oil and Gas market for use in the hydraulic fracturing process.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements as of and for the three months ended March 31, 2013 and 2012 (the “Financial Statements”), present our financial position, results of operations, and cash flows. In consideration of the contribution of GGC RCS Holdings, Inc. to us on January 31, 2012, we and our subsidiaries are presented on a consolidated basis with GGC RCS Holdings, Inc. as of and for the three months ended March 31, 2013 and 2012 and as of the year ended December 31, 2012.

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Although we believe our disclosures are adequate to make the information presented not misleading, you should read the Financial Statements in this report in conjunction with the combined financial statements and notes to those financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission (“SEC”) on February 26, 2013 (our “2012 Annual Report”). Certain terms not otherwise defined in this Quarterly Report on Form 10-Q, have the meanings specified in our 2012 Annual Report.

In our opinion, our Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of March 31, 2013, and December 31, 2012, the results of our operations for the three months ended March 31, 2013 and 2012, and our cash flows for the three months ended March 31, 2013 and 2012. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.

We follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) guidance for identification and reporting of entities over which control is achieved through means other than voting rights. The guidance defines such entities as Variable Interest Entities (“VIEs”). As of March 31, 2013 and for the periods presented herein, we have identified no entities over which we maintain any level of control that would qualify for consolidation under ASC guidance.

In order to make this report easier to read, we refer throughout to (i) our Consolidated Balance Sheets as our “Balance Sheets,” and (ii) our Consolidated Statements of Operations as our “Income Statements,” and (iii) our Consolidated Statements of Cash Flows as our “Cash Flows.”

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

Unaudited Interim Financial Statements

The accompanying Balance Sheet as of March 31, 2013, the Income Statements for the three months ended March 31, 2013 and 2012; the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and other information disclosed in the related notes, are unaudited. The Balance Sheet as of December 31, 2012 was derived from our audited consolidated financial statements as included in our 2012 Annual Report. The accompanying Financial Statements should be read in conjunction with the audited combined financial statements and related notes contained in our 2012 Annual Report.

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

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (“ASC Topic 220”): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. We adopted this guidance, effective for the 2013 reporting period with no material impact on our Financial Statements.

NOTE C—EARNINGS PER SHARE

On November 25, 2008, we issued 1,000 shares of our common stock to our then sole stockholder, GGC USS Holdings, LLC, for an aggregate purchase price of $10.00. The shares were issued in reliance on Section 4(2) of the Securities Act as the sale of the securities did not involve a public offering. Appropriate legends were affixed to the securities issued in this transaction. On July 8, 2011, our board of directors approved and we subsequently filed an amended and restated certificate of incorporation which, among other things, increased the authorized shares of common stock to 100 million shares. The amended and restated certificate of incorporation also created a 50,000-for-one split of our common stock. All of our common stock share and per share data contained in the financial statements has been retroactively adjusted to reflect this stock split for all periods presented.

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

	Three Months Ended March 31,
	2013	2012
Net income available for stockholders:	$17,277	$19,113
Less dividends paid:
Common stock	—	—
Restricted shares of common stock	—	—

Undistributed earnings	$17,277	$19,113

Allocation of undistributed earnings:
Common stock	17,251	19,113
Restricted shares of common stock	26	—

Basic shares outstanding:
Common stock	52,866	51,939
Restricted shares of common stock	80	—

	52,946	51,939

Diluted shares outstanding:
Common stock	52,866	51,939
Dilutive effect of options	265	—

	53,131	51,939
Restricted shares of common stock	80	—

	53,211	51,939

Basic earnings per share:
Common stock:
Distributed earnings	$—	$—
Undistributed earnings	0.33	0.37

	$0.33	$0.37

Restricted shares of common stock:
Distributed earnings	$—	$—
Undistributed earnings	0.33	—

	$0.33	$—

Diluted earnings per share:
Common stock
Distributed earnings	$—	$—
Undistributed earnings	0.32	0.37

	$0.32	$0.37

NOTE D—CAPITAL STRUCTURE AND ACCUMULATED COMPREHENSIVE INCOME

Common Stock

        Our Amended and Restated Certificate of Incorporation, authorizes up to 500,000,000 shares of common stock, par value of $0.01. Subject to the rights of holders of any series of preferred stock, all of the voting power of the stockholders of Holdings shall be vested in the holders of the common stock. There were 52,987,227 shares of common stock issued and outstanding at March 31, 2013. As of March 31, 2012, there were 52,941,176 shares issued and outstanding. On April 29, 2013, the Company’s board of directors declared a quarterly cash dividend of $0.125 per share to common shareholders of record at the close of business on June 19, 2013, payable on July 3, 2013.

Management and our Board of Directors remain committed to evaluating additional ways of creating shareholder value. Any determination to pay dividends and other distributions in cash, stock, or property by Holdings in the future will be at the discretion of our Board of Directors and will be dependent on then-existing conditions, including our business conditions, our financial condition, results of operations, liquidity, capital requirements, contractual restrictions including restrictive covenants contained in our debt agreements, and other factors. Additionally, because we are a holding company, our ability to pay dividends on our common stock may be limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us, including restrictions under the terms of the agreements governing our indebtedness.

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

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

There are no shares of preferred stock issued or outstanding at March 31, 2013 and 2012. At present, we have no plans to issue any preferred stock.

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

As of March 31, 2013, we have repurchased 100,000 shares of our common stock, at an average price of $10.72 and have the authorization to repurchase up to an additional $23.9 million of our common stock under the program. Of the 100,000 shares repurchased, 66,051 have been re-issued to satisfy employee option exercises leaving total treasury shares of 33,949 as of March 31, 2013.

Stockholders’ Equity

The following table presents the activity included in stockholders’ equity during the three months ended March 31, 2013.

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2012	$529	$(970)	$163,579	$82,731	$(14,175)	$231,694
Net Income	—	—	—	17,277	—	17,277
Unrealized loss on derivatives	—	—	—	—	81	81
Minimum pension liability	—	—	—	—	341	341
Proceeds from options exercised	—	606	182	—	—	788
Equity-based compensation	—	—	678	—	—	678
Excess tax benefit from equity-based compensation	—	—	96	—	—	96

Balance at March 31, 2013	$529	$(364)	$164,535	$100,008	$(13,753)	$250,955

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

Accumulated Other Comprehensive Income

Accumulated other comprehensive income (loss) consists of fair value adjustments associated with cash flow hedges and accumulated adjustments for net experience losses and prior service cost related to employee benefit plans. The following table presents the changes in accumulated other comprehensive income by component during the three months ended March 31, 2013:

	For the Quarter Ended March 31, 2013
	Unrealized loss on derivatives	Pension and other postretirement benefits liability	Total
Beginning Balance	$(183)	$(13,992)	$(14,175)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassed from accumulated other comprehensive income	81	341	422

Ending Balance	$(102)	$(13,651)	$(13,753)

The following table presents the reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2013:

Details about accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement of operations
Gains and losses on derivatives
Interest rate contracts	$133	Interest expense
	(52)	Tax expense

	$81	Net of tax

Amortization of postretirement benefits liability
Actuarial gains/(losses)	$536	(1)
Prior service cost	23	(1)

	$559	Total before tax
	(218)	Tax expense

	341	Net of tax

Total reclassifications for the period	$(422)	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see note Q).

NOTE E—ACCOUNTS RECEIVABLE

At March 31, 2013 and December 31 2012, accounts receivable consisted of the following:

	March 31, 2013	December 31, 2012
Trade receivables	$62,710	$56,519
Less: Allowance for doubtful accounts	(1,056)	(1,053)

Net trade receivables	61,654	55,466
Other receivables	3,595	4,098

Total accounts receivable	$65,249	$59,564

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

Changes in our allowance for doubtful accounts during the three months ended March 31, 2013 are as follows:

Allowance for Doubtful Accounts
Beginning balance	$(1,053)
Bad debt provision	—
Accounts recovered	(3)

Ending balance	$(1,056)

Our five largest customers accounted for approximately 23% and 26% of sales in the three months ended March 31, 2013 and 2012, respectively. No single individual customer accounted for more than 10% of sales in the three months ended March 31, 2013 and 2012.

NOTE F—INVENTORIES

At March 31, 2013 and December 31, 2012, inventories consisted of the following:

	March 31, 2013	December 31, 2012
Supplies	$14,298	$13,472
Raw materials and work in process	8,544	10,720
Finished goods	19,934	15,643

Total inventories	$42,776	$39,835

Inventories include spare parts and supplies for routine facilities maintenance, raw stockpiles and silica and other industrial sand available for shipment. We value inventory at the lower of cost or market. Cost is determined using the first-in, first-out and average cost methods.

NOTE G—PROPERTY, PLANT AND MINE DEVELOPMENT

At March 31, 2013 property, plant and mine development consisted of the following:

	As of March 31, 2013
	Cost	Accumulated Depreciation/ Amortization	Net Book Value
Mining property and mine development	$163,538	$(16,835)	$146,703
Asset retirement cost	5,124	(661)	4,463
Land	25,824	—	25,824
Land improvements	29,366	(4,743)	24,623
Buildings	33,221	(4,892)	28,329
Machinery and equipment	235,294	(59,201)	176,093
Furniture and fixtures	945	(171)	774

	493,312	(86,503)	406,809
Construction-in-progress	22,802	—	22,802

	$516,114	$(86,503)	$429,611

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

At December 31, 2012 property, plant and mine development consisted of the following:

	As of December 31, 2012
	Cost	Accumulated Depreciation/ Amortization	Net Book Value
Mining property and mine development	$163,538	$(15,778)	$147,760
Asset retirement cost	5,124	(597)	4,527
Land	24,795	—	24,795
Land improvements	27,604	(4,034)	23,570
Buildings	31,558	(4,354)	27,204
Machinery and equipment	221,139	(53,599)	167,540
Furniture and fixtures	915	(142)	773

	474,673	(78,504)	396,169
Construction-in-progress	18,049	—	18,049

	$492,722	$(78,504)	$414,218

Depreciation, depletion and amortization expense, excluding accretion expense related to the asset retirement obligation, recognized during the three months ended March 31, 2013 and 2012 was $8.2 million and $5.8 million, respectively.

The amount of interest costs capitalized in property, plant and equipment was $128 and $65 for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, we hold $744 assets under a capital lease obligation.

NOTE H—ACCRUED LIABILITIES

At March 31, 2013 and December 31, 2012, accrued liabilities consisted of the following:

	March 31, 2013	December 31, 2012
Accrued salaries and wages	$1,926	$2,939
Accrued vacation liability	2,355	2,397
Current portion of liability for pension and post-retirement benefits	1,627	1,413
Accrued healthcare liability	1,316	1,278
Other accrued liabilities	2,856	1,454

Total accrued liabilities	$10,080	$9,481

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

Other accrued liabilities consist of taxes payable, accrued shipping costs, royalties payable, and other immaterial items.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

NOTE I—DEBT

At March 31, 2013 and December 31, 2012, debt consisted of the following:

	March 31, 2013	December 31, 2012
Revolving line-of-credit: (expires October 31, 2016) (5.0% at March 31, 2013 and December 31, 2012)	$10,551	$—
Senior secured credit facility:
Term loan facility (final maturity June 8, 2017) (4.75% at March 31, 2013 and December 31, 2012), net of unamortized original issue discount of $633 and $675, respectively	254,817	255,425

Total debt	265,368	255,425
Less: current portion	(12,985)	(2,433)

Total long-term portion of debt	$252,383	$252,992

Revolving Line-of-Credit

As of March 31, 2013, the available borrowing base under our asset-based revolving line-of-credit (the “Revolver”) was $50.0 million, with $10.6 million drawn as of that date and $10.4 million allocated for letters of credit leaving $29.0 million available for general corporate use under this revolving credit agreement. Since the agreement contains a lock-box arrangement whereby receipts from customers are automatically used to repay any borrowings, amounts outstanding under the agreement are classified as a current liability.

Debt Maturities

As of March 31, 2013, contractual maturities of our debt are as follows:

2013	$12,376
2014	2,435
2015	2,436
2016	124,648
2017	123,473
Thereafter	—

$265,368

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

On January 31, 2012, we amended our senior secured term loan facility (the “Term Loan”). The primary revisions to the Term Loan were to eliminate a requirement to provide monthly financial reports, to remove financial covenant restrictions related to capital expenditures, to provide flexibility to make investments and acquisitions and to incur indebtedness, and to provide a new subsidiary guarantee from Coated Sand Solutions, LLC.

The Term Loan is secured by substantially all of our assets with the exception of our accounts receivable and inventory, for which we have pledged as collateral under the Revolver. As of March 31, 2013, we are in compliance with all covenants in accordance with our debt agreements.

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

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

As of March 31, 2013 and December 31, 2012, we had recorded a liability of $6.8 million and $6.7 million in other long-term obligations related to our asset retirement obligation. Changes in the asset retirement obligation during the three month period ended March 31, 2013 and the year ended December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012 (1)
Beginning balance	$6,659	$9,504
Liabilities settled/payments	—	—
Accretion expense	114	658
Additions, revisions of prior estimates and other	—	(3,503)

Ending balance	$6,773	$6,659

(1)	Represents change in the asset retirement obligation during the 12-month period ended December 31, 2012.

NOTE K—FAIR VALUE ACCOUNTING

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Cash equivalents

Due to the short-term maturity, we believe that our cash equivalent instruments at March 31, 2013 and December 31, 2012 approximate their reported carrying values.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2013, we have assessed that the impact of the credit valuation adjustments on the overall valuation of our derivative positions is not significant. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

In accordance with the fair value hierarchy, the following table presents the fair value as of March 31, 2013, of those derivative assets that we must measure at fair value on a recurring basis:

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

We assess the effectiveness of our hedges in offsetting the variability in the cash flow of the hedged obligations on a quarterly basis. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in equity as accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2013 and December 31, 2012, we had no ineffectiveness for such contracts.

The following table summarizes the fair value of our derivative instruments. See Note K for additional disclosures regarding the estimated fair values of our derivative instruments at March 31, 2013 and December 31, 2012.

		March 31, 2013			December 31, 2012
	Maturity Date	Contract/Notional Amount	Carrying Amount	Fair Value	Contract/Notional Amount	Carrying Amount	Fair Value

Interest rate cap agreement(1)	2013	$130 million	$—	$—	$130 million	$—	$—

(1)	Agreements limit the LIBOR floating interest rate base to 4%.

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

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

The following table summarizes the effect of our derivatives instruments on our income statements and our condensed consolidated statements of comprehensive income for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
Deferred losses from derivatives in OCI, beginning of period	$(183)	$(409)
Gain (loss) recognized in OCI from derivative instruments	—	(7)
Gain (loss) reclassified from Accumulated OCI into income	81	—

Deferred losses from derivatives in OCI, end of period	$(102)	$(416)

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

As of March 31, 2013, we maintain two equity incentive plans (i) the GGC USS Holdings, LLC Management Equity Program (the “Equity Program”), and (ii) the U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan (the “2011 Plan”). The Equity Program granted Class C and Class D member units in GGC USS Holdings, LLC to three members of executive management; one of whom continues to be employed by us at March 31, 2013. The 2011 Plan provides for grants of stock options, stock appreciation rights, restricted stock and other incentive-based awards.

For awards granted under the Equity Program, we recognized $27 and $55 of compensation expense during the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, there was $173 of total unrecognized compensation expense related to equity incentive shares, which is expected to be recognized over a weighted-average period of approximately 1.59 years.

For awards granted under the 2011 Plan, we recognized $651 and $599 of compensation expense during the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, there was $6.8 million of total unrecognized compensation expense related to equity incentive awards, which is expected to be recognized over a weighted-average period of approximately 2.97 years.

NOTE N—LEASES

We are obligated under certain operating leases and rental agreements for railroad cars, office space, mining property, mining/processing equipment and transportation and other equipment. Future minimum annual commitments under such operating leases at March 31, 2013 are as follows:

2013	10,969
2014	8,357
2015	7,617
2016	5,980
2017	4,138
Thereafter	5,696

Total future lease commitments	$42,757

Expense related to operating leases and rental agreements was $3.3 million and $2.6 million for the three months ended March 31, 2013 and 2012, respectively.

We also have an obligation under capital lease of $489 as of March 31, 2013. It is expected that this obligation will be paid in full by December 31, 2013.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

NOTE O—COMMITMENTS AND CONTINGENCIES

Our operating subsidiary, U.S. Silica Company (“U.S. Silica”), has been named as a defendant in various product liability claims alleging silica exposure causing silicosis. During the three months ended March 31, 2013, no new claims were brought against U.S. Silica. As of March 31, 2013, there were 93 active silica-related products liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on our financial position or results of operations.

For periods prior to 1986, U.S. Silica had numerous insurance policies and an indemnity from a former owner that covered silicosis claims. In the fourth quarter of 2012, U.S. Silica settled all rights under the indemnity and its underlying insurance policies receiving $5.1 million from the parties involved. As a result of the settlement, the indemnity and related policies are no longer available to U.S. Silica and U.S. Silica will not seek reimbursement for any defense costs or claim payments. Other insurance policies, however, continue to remain available to U.S. Silica.

We have recorded estimated liabilities for these claims in other long-term obligations as well as estimated recoveries under the indemnity agreement and an estimate of future recoveries under insurance in other assets on our consolidated balance sheets. As of March 31, 2013 and December 31, 2012, other noncurrent assets included $247 for insurance for third-party products liability claims and other long-term obligations included $1.2 million and $1.3 million, respectively, in third-party products claim liability.

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

At the end of each reporting period as presented, there were no material amounts of interest and penalties recognized in the statement of operations or balance sheets. We have no material unrecognized tax benefits or any known material tax contingencies at March 31, 2013 and December 31, 2012. Tax returns filed with the IRS for the years 2009 through 2011 along with tax returns filed with numerous state entities remain subject to examination.

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

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

NOTE Q—PENSION AND POST-RETIREMENT BENEFITS

We maintain a noncontributory defined benefit pension plan covering certain employees. Net periodic pension benefit cost recognized for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
Service cost	$320	$275
Interest cost	1,049	1,160
Expected return on plan assets	(1,265)	(1,301)
Amortization of prior service cost	21	2
Amortization of net (gain) loss	455	353

Net periodic benefit cost	$580	$489

In addition, we provide defined benefit post-retirement healthcare and life insurance benefits to some employees. Net periodic post-retirement benefit cost recognized for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
Service cost	$58	$58
Interest cost	253	296
Expected return on plan assets	(1)	(1)
Amortization of net (gain) loss	74	95

Net periodic benefit cost	$384	$448

We contributed $0 and $2.2 million to the qualified pension plan during the three months ended March 31, 2013 and 2012, respectively. Total expected employer funding contributions during the fiscal year ending December 31, 2013 are $2.3 million for the pension plan, and $1.3 million for the post-retirement medical and life plan.

NOTE R—OBLIGATIONS UNDER GUARANTEES

We have indemnified St. Paul Travelers (“Travelers”) against any loss Travelers may incur in the event that holders of surety bonds, issued on our behalf by Travelers, execute the bonds. As of March 31, 2013, Travelers had $4.7 million in bonds outstanding for us. The majority of these bonds ($4.6 million) relate to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to such indefinite purposes as licenses, permits, and tax collection.

We have indemnified Safeco Insurance Company of America (“Safeco”) against any loss Safeco may incur in the event that holders of surety bonds, issued on our behalf by Safeco, execute the bonds. As of March 31, 2013, Safeco had $513 in bonds outstanding for us. These are all reclamation bonds.

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

On February 6, 2012, we paid $8.0 million to Golden Gate Capital to terminate the advisory agreement previously entered into in connection with the Golden Gate Capital Acquisition. The $8.0 million termination fee was accrued for at December 31, 2011 and no additional expense was recognized during the year ended December 31, 2012 or as of the three months ended March 31, 2013.

Promissory Note

On December 22, 2010, GGC RCS Holdings, Inc., entered into a $15.0 million promissory note with GGC USS Holdings, LLC, our sole stockholder prior to the IPO and now largest stockholder. The note provided working capital for a new subsidiary and matures on December 22, 2015. The note bore interest at 10%. Outstanding principal and interest under the note was payable upon demand, but no later than the maturity date. Upon sole election by the parent, any unpaid interest could be paid in cash on December 22 of each year until the maturity date. Interest on the note was recorded in interest expense in the Income Statements and any unpaid interest was included in accrued interest on the Balance Sheets. On January 31, 2012, simultaneously with the IPO, GGC USS Holdings, LLC contributed to us all of the stock of GGC RCS Holdings, Inc. and converted the $15.0 million promissory note, including $1.7 million of accrued interest, to equity.

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

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

The following table presents sales and segment contribution margin for the reporting segments and other operating results not allocated to the reported segments for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Sales:
Oil and Gas Proppants	$73,582	$53,810
Industrial and Specialty Products	48,729	48,781

Total sales	122,311	102,591
Segment contribution margin:
Oil and Gas Proppants	36,162	35,065
Industrial and Specialty Products	13,246	12,357

Total segment contribution margin	49,408	47,422

Operating activities excluded from segment cost of goods sold	(1,509)	(1,752)
Selling, general and administrative	(12,404)	(9,904)
Depreciation, depletion and amortization	(8,278)	(5,978)
Interest expense	(3,576)	(3,797)
Other income, net, including interest income	122	154

Income before income taxes	$23,763	$26,145

Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. As of March 31, 2013 and December 31, 2012, goodwill of $68.4 million has been allocated to these segments with $47.7 million assigned to Oil & Gas Proppants and $20.7 million to Industrial and Specialty Products.

NOTE U—SUBSEQUENT EVENTS

On April 29, 2013, the Company’s board of directors declared a quarterly cash dividend of $0.125 per share to common shareholders of record at the close of business on June 19, 2013, payable on July 3, 2013.

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

•

Results of Operations—An analysis of our consolidated results of operations for the interim periods presented in our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Segment contribution margin and Adjusted EBITDA are not recognized measures under GAAP and should not be considered alternatives to or superior to expense and profitability measures derived in accordance with GAAP. For a detailed description of the non-GAAP measures used in this MD&A, please see the discussion under “How We Evaluate Our Business” on page 27 and “Non-GAAP Financial Performance Measures” beginning on page 32.

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

•	our ability to succeed in competitive markets;

•	loss of, or reduction in, business from our largest customers;

•	increasing costs or a lack of dependability or availability of transportation services or infrastructure;

•	increases in the prices of, or interruptions in the supply of, natural gas and electricity, or any other energy sources;

•	increases in the price of diesel fuel;

•	diminished access to water;

•	our ability to effectively integrate the manufacture of resin-coated sand with our existing processes;

•	our ability to successfully complete acquisitions or integrate acquired businesses;

•	our ability to make capital expenditures to maintain, develop and increase our asset base and our ability to obtain needed capital or financing on satisfactory terms;

•	substantial indebtedness and pension obligations;

•	restrictions imposed by our indebtedness on our current and future operations;

•	the accuracy of our estimates of mineral reserves and resource deposits;

•	a shortage of skilled labor and rising costs in the mining industry;

•	our ability to attract and retain key personnel;

•	our ability to maintain satisfactory labor relations;

•	our reliance on trade secrets and contractual restrictions, rather than patents, to protect our proprietary rights;

•	our significant unfunded pension obligations and post-retirement health care liabilities;

•	our ability to maintain effective quality control systems at our mining, processing and production facilities;

•	seasonal and severe weather conditions;

•	fluctuations in our sales and results of operations due to seasonality and other factors;

•	interruptions or failures in our information technology systems;

•	the impact of a terrorist attack or armed conflict;

•	our failure to maintain adequate internal controls;

•	extensive and evolving environmental, mining, health and safety, licensing, reclamation and other regulation (and changes in their enforcement or interpretation);

•	silica-related health issues and corresponding litigation;

•	our ability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property; and

•	other factors included and disclosed in Part I, Item 1A, “Risk Factors” of our 2012 Annual Report.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the SEC, including this Quarterly Report on Form 10-Q, and public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

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

Overview

We are the second largest domestic producer of commercial silica, a specialized mineral that is a critical input into a variety of attractive end markets. During our 113-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 250 products to customers across these markets. In our largest end market, Oil & Gas Proppants, our frac sand is used to stimulate and maintain the flow of hydrocarbons in oil and natural gas wells. This segment of our business is experiencing rapid growth due to recent technological advances in the hydraulic fracturing process, which have made the extraction of large volumes of oil and natural gas from U.S. shale formations economically feasible. Our silica is also used as an economically irreplaceable raw material in a wide range of industrial applications, including glassmaking and chemical manufacturing. Additionally, in recent years a number of attractive new end markets have developed for our high-margin, performance silica products, including high-performance glass, specialty coatings, polymer additives and geothermal energy systems.

We operate 15 facilities across the United States and control 306 million tons of reserves. We own one of the largest frac sand processing plants in the United States and control approximately 143 million tons of reserves that can be processed to meet American Petroleum Institute (API) frac sand size specifications. Our operations are organized into two segments based on end markets served: (1) Oil & Gas Proppants and (2) Industrial & Specialty Products. Our segments are complementary because our ability to sell to a wide range of customers across end markets allows us to maximize recovery rates in our mining operations, optimize our asset utilization and reduce the cyclicality of our earnings.

Recent Trends and Outlook

U. S. demand for industrial silica has been growing steadily. According to The Freedonia Group, Inc. (“Freedonia”), demand for industrial silica sand grew at a 4% compound annual growth rate (“CAGR”) from 2001 to 2011. This increase in demand was driven primarily by hydraulic fracturing, which grew at a 27% CAGR from 2001 to 2011, according to a Freedonia report dated October 2012. More recently, the recovery of the U.S. housing and automotive markets has also positively affected silica related to those markets such as glass, building materials, foundry and fillers and extenders. Trends driving the acceleration in demand include:

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

Our Strategy

The key drivers of our growth strategy include:

•

Expand our oil and gas proppant production capacity and product portfolio. Beginning in the fourth quarter of 2011, we executed several initiatives to increase our frac sand production capacity and augment our proppant product portfolio. At our Ottawa, Illinois facility, we implemented operating improvements and installed a new dryer and six mineral separators to increase our annual frac sand production capacity by 900,000 tons. At our Rockwood, Michigan facility, we added 250,000 tons of annual frac sand production capacity by installing an entirely new processing circuit. In the first quarter of 2013, our new resin-coated sand facility became fully operational. We expect this facility will resin coat up to 400 million pounds of sand annually and will significantly expand our addressable oil and gas proppant market. During the second half of 2012, we expanded our production capacity with the development of a Greenfield site and construction of a production facility near Sparta, Wisconsin and expect the facility to be fully operational in the second half of 2013. We expect this new facility will increase our annual production by 1,700,000 tons when fully operational.

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

•

Expand our supply chain network and leverage our logistics capabilities to meet our customers’ needs in each strategic oil and gas basin. We continue to expand our transload network to ensure product is available to meet the growing in-basin needs of our customers. This approach allows us to provide strong customer service and puts us in a position to take advantage of opportunistic spot market sales. Our plant sites are strategically located to provide access to all Class I railroads, which enables us to cost effectively send product to each of the strategic basins in North America. We can ship product by truck, barge and rail with an ability to connect to short-line railroads as necessary to meet our customers’ evolving in-basin product needs. For example, in 2013, we anticipate opening our San Antonio, Texas unit-train receiving transload facility, which was built in partnership with BNSF railroad to support the Eagle Ford basin market. We believe that our supply chain network and logistics capabilities are a competitive advantage that enables us to provide superior service for our customers. We will continue to make strategic investments and develop partnerships with transload operators and transportation providers that will enhance our portfolio of supply chain services that we can provide to customers.

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

•

Maintain financial strength and flexibility. We intend to maintain financial strength and flexibility to enable us to pursue acquisitions and new growth opportunities as they arise. On December 31, 2012, we amended our Revolver to, among other items, increase the availability under the agreement by $15.0 million and extend the termination date of the agreement to October 31, 2016. As of March 31, 2013, we had $42.9 million of cash on hand and $29.0 million of available borrowings under our credit facilities.

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

We primarily sell our products under short-term price agreements or at prevailing market rates. For a limited number of customers, we sell under long-term, competitively-bid contracts. As of April 30, 2013, we have eight take-or-pay supply agreements with eight of our customers in the Oil & Gas Proppants segment with initial terms expiring between 2013 and 2016. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge and that our customers will pay for each product. As discussed in Part I, Item 1A of our 2012 Annual Report “Risk Factors—A large portion of our sales is generated by our top customers, and the loss of, or significant reduction in, purchases by our largest customers could adversely affect our operations,” these customers may not continue to purchase the same levels of product in the future due to a variety of reasons, contract requirements notwithstanding. Prices under these agreements are generally fixed and subject to upward adjustment in response to certain cost increases. As a result, our realized prices may not grow at rates consistent with broader industry pricing. For example, during periods of rapid price growth, our realized prices may grow more slowly than those of competitors, and during periods of price decline, our realized prices may outperform industry averages. Additionally, at the time the take-or-pay supply agreements were signed, two of these customers provided advance payments for future shipments aggregating $27.0 million ($2.9 million of these payments was recorded on the balance sheet as deferred revenue as of March 31, 2013). A percentage of these advance payments is recognized as revenue with each ton of applicable product shipped to the customer. Collectively, sales to customers with supply agreements accounted for nearly 30% and 28% of our total sales revenues during the three months ended March 31, 2013 and 2012, respectively.

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

Operating labor costs represented our largest spend category at approximately 12% and 13% of our sales during the three months ended March 31, 2013 and 2012, respectively. We employ a mix of union and non-union labor, with 50% of our workforce being unionized as of March 31, 2013. Our union contracts stipulate annual escalation factors for certain wages and benefits.

We incur significant electricity and drying fuel (principally natural gas) costs in connection with the operation of our processing facilities. Energy costs directly related to the production of our products represented 5% of our total sales during each of the three months ended March 31, 2013 and 2012.

We capitalize the costs of our mining equipment and generally depreciate it over its expected useful life. Depreciation, depletion and amortization costs represented approximately 7% and 6% of our sales during the three months ended March 31, 2013 and 2012, respectively. Preventive and remedial repair and maintenance costs that do not involve the replacement of major components of our equipment and facilities are expensed as incurred. These repair and maintenance costs can be significant due to the abrasive nature of our products and represented approximately 4% and 6% of our sales during the three months ended March 31, 2013 and 2012, respectively.

Additionally, we incur expenses related to our corporate operations, including costs for the sales and marketing, research and development, finance, legal, and environmental, health and safety functions of our organization. These costs are principally driven by personnel expenses. In total, our selling, general and administrative costs represented approximately 10% of sales during each of the three months ended March 31, 2013 and 2012. As a public company, we will continue to incur additional legal, accounting, insurance and other expenses that we had not incurred as a private company, including costs associated with public company reporting requirements. These requirements include compliance with the Sarbanes-Oxley Act of 2002 as well as other rules implemented by the SEC, and applicable stock exchange rules. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make certain financial reporting and other activities more time consuming and costly.

Our effective income tax rate was approximately 27% of pretax earnings in each of the three months ended March 31, 2013 and 2012. Historically, our actual effective tax rates have been lower than the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances.

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

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP measure, is included in this report because it is a key metric used by management to assess our operating performance and by our lenders to evaluate our covenant compliance. Our target performance goals under our incentive compensation plan are tied, in part, to our Adjusted EBITDA. In addition, our Revolver contains a fixed charge coverage ratio covenant that we must meet if our excess availability (as defined in the Revolver) falls below $10.0 million, and the Term Loan contains a consolidated leverage ratio covenant that we must meet at the end of each fiscal quarter, both of which are calculated based on our Adjusted EBITDA. Noncompliance with the financial ratio covenants contained in the Revolver and the Term Loan could result in the acceleration of our obligations to repay all amounts outstanding under those agreements. Moreover, the Revolver and the Term Loan contain covenants that restrict, subject to certain exceptions, our ability to make permitted acquisitions, incur additional indebtedness, make restricted payments (including dividends) and retain excess cash flow based, in some cases, on our ability to meet leverage ratios calculated based on our Adjusted EBITDA.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

	For the Three Months Ended March 31,		Percent Change
	2013	2012	’13 vs. ‘12
Sales
Oil & Gas Proppants	$73,582	$53,810	36.7%
Industrial & Specialty Products	48,729	48,781	<0.1%

Total Sales	$122,311	$102,591	19.2%

Sales

Sales increased $19.7 million, or 19%, to $122.3 million for the three months ended March 31, 2013 compared to $102.6 million for the three months ended March 31, 2012. Oil & Gas Proppants sales increased by $19.8 million, accounting for 100% of the total sales growth. Industrial & Specialty Products sales decreased $0.1 million as compared to the same period in 2012.

Oil & Gas Proppants sales increased $19.8 million, or 37%, to $73.6 million for the three months ended March 31, 2013 compared to $53.8 million for the three months ended March 31, 2012. The growth in sales revenue was driven by a combination of increases in volume and transportation revenue and expense. Oil & Gas Proppants volume increased 241.6 thousand tons, or 36%, to 920.6 thousand tons during the three months ended March 31, 2013, driven by year over year growth in the demand for our frac sands and natural proppants. Period over period in response to the continued growth in hydraulic fracturing activity and in an effort to meet demand, we have reallocated certain production from industrial end markets to the oil and gas Proppants end market.

Industrial & Specialty Products sales decreased $0.1 million, or less than 1%, to $48.7 million for the three months ended March 31, 2013 compared to $48.8 million for the three months ended March 31, 2012. Period over period sales volume remained fairly consistent, declining only marginally by 99.0 thousand tons, or 9.3%, as we continue to optimize our product mix to maximize margins and profitability.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.5 million, or 25%, to $12.4 million for the three months ended March 31, 2013 compared to $9.9 million for the three months ended March 31, 2012 driven by approximately $1.9 million of non-recurring expenses related to a secondary offering of our common stock by Golden Gate Capital in March 2013 and business development activities related to our growth initiatives. Also, we continue to incur additional public company costs as well as costs related to growth and expansion initiatives, which include legal, audit and accounting, and consulting and advisory expenses, which increased nearly $1.0 million period over period.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense was $8.3 million and $6.0 million for the three months ended March 31, 2013, and 2012, respectively. Year over year increases have been driven by continued increases in capital spending associated with our growth and capacity expansion initiatives combined with increased depletion due to additional volume of mined silica sands. We expect depreciation, depletion and amortization expense to continue to grow due to anticipated growth in capital spending in 2013.

Operating Income

Operating income decreased $2.6 million, or 9%, to $27.2 million for the three months ended March 31, 2013 compared to $29.8 million for the three months ended March 31, 2012 guided by a 19% increase in sales and offset by a 12% decrease in gross margin as well as increases in selling, general and administrative expense of 25% and depreciation, depletion and amortization expense of 38%.

Interest Expense

Interest expense decreased $0.2 million, or 6%, to $3.6 million for the three months ended March 31, 2013 compared to $3.8 million for the three months ended March 31, 2012. These savings during the three months ended March 31, 2013 were primarily due to principal reductions.

Provision for Income Taxes

The provision for income taxes decreased $0.5 million, or 8%, to $6.5 million for the three months ended March 31, 2013, compared to $7.0 million for the three months ended March 31, 2012 driven by a decrease in pre-tax income of 9%. The effective tax rates were 27% for each of the three months ended March 31, 2013 and 2012.

Net Income/Loss

Net income was $17.3 million and $19.1 million for the three months ended March 31, 2013, and 2012, respectively. The year over year decrease is due to the factors noted above.

Liquidity and Capital Resources

Overview

Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to return cash to our stockholders, and to finance acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through borrowings under our credit facilities and equity investments. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of March 31, 2013, our working capital was $101.3 million and we had $29.0 million of availability under the Revolver. See “—Credit Facilities—Revolver.”

We believe that cash generated through operations and our financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, scheduled debt payments for at least the next 12 months and any dividends declared such as the one declared by the Company’s Board of Directors on April 29, 2013 of $0.125 per share to common shareholders of record at the close of business on June 19, 2013, payable on July 3, 2013.

Management and our Board of Directors remain committed to evaluating additional ways of creating shareholder value. Any determination to pay dividends and other distributions in cash, stock, or property by Holdings in the future will be at the discretion of our Board of Directors and will be dependent on then-existing conditions, including our business conditions, our financial condition, results of operations, liquidity, capital requirements, contractual restrictions including restrictive covenants contained in debt agreements, and other factors. Additionally, because we are a holding company, our ability to pay dividends on our common stock may be limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us, including restrictions under the terms of the agreements governing our indebtedness.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table:

	For the Three Months Ended March 31,		Percent Change
	2013	2012	’13 vs. ‘12
Net cash provided by (used in):
Operating activities	$(4,912)	$1,549	>(100)%
Investing activities	(22,707)	(13,761)	65.0%
Financing activities	9,516	37,654	(74.7)%

Net Cash Provided by (Used in) Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred revenue, deferred income taxes, equity-based compensation and the effect of working capital changes.

Net cash used in operating activities was $4.9 million for the three months ended March 31, 2013 compared to net cash provided by operating activities of $1.5 million for the three months ended March 31, 2012. This $6.4 million increase in cash used in operations was primarily the result of a $2.6 million decrease in operating income and the net build in working capital year over year of $4.1 million.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth and maintenance.

Net cash used in investing activities was $22.7 million in the three months ended March 31, 2013. This use of cash is due to capital expenditures which totaled $22.7 million for the three months ended March 31, 2013. Capital expenditures in 2013 have been primarily for the continuing engineering, procurement and construction of our Greenfield raw sand plant in Sparta, Wisconsin. Additionally, we invested $3.3 million for the construction of our transloads in San Antonio, TX, Fairmont, WV and East Liverpool, OH during the three months ended March 31, 2013.

Net cash used in investing activities was $13.8 million for the three months ended March 31, 2012. This use of cash is primarily due to capital expenditures which totaled $15.0 million for the three months ended March 31, 2012 for the construction of our resin coating production facility in Rochelle, Illinois and the engineering, procurement and construction of a Greenfield raw sand plant in Sparta, Wisconsin.

Management anticipates that our capital expenditures for 2013 will be approximately $50-60 million, which is primarily associated with growth and maintenance capital. We anticipate that this amount will be sufficient to complete these capacity expansions.

Net Cash Provided by Financing Activities

Financing activities consist primarily of equity issuances, capital contributions, borrowings and repayments related to the Revolver and Term Loan, as well as fees and expenses paid in connection with our credit facilities and outstanding checks from our customers.

Net cash provided by financing activities was $9.5 million in the three months ended March 31, 2013. During the period, we had an increase in borrowings under our revolving credit facility of $10.6 million, which was offset by a $0.7 million repayment of our long-term debt and $0.3 million in principal payments on our capital lease obligation.

Net cash provided by financing activities during the three months ended March 31, 2012 was $37.7 million. During the period, we amended and restated the Term Loan to reduce the covenants and restrictions on our activities. In connection with the amendment, we incurred $1.3 million in financing fees which have been capitalized and are being amortized over the remaining life of the loan.

On January 31, 2012, we completed an initial public offering of 2,941,176 shares of our common stock at an offering price of $17.00 per share for aggregate proceeds of approximately $50.0 million (the “IPO”). We received net proceeds of approximately $40.8 million, after deducting $3.5 million of underwriting discounts and commissions and offering expenses of $5.7 million.

Simultaneously with the IPO, GGC Holdings, our sole stockholder prior to the IPO and now largest stockholder, contributed to us all of the stock of its wholly-owned subsidiary, GGC RCS Holdings, Inc., whose operating subsidiary is Coated Sand Solutions, LLC. Prior to this transaction, GGC RCS Holdings, Inc. had a $15.0 million note payable to GGC Holdings, which, together with accrued interest of $1.7 million, was converted to an equity contribution by GGC Holdings, simultaneously to the IPO.

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

The following table presents the total number of shares of our common stock that we purchased during the first quarter of fiscal 2013, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period pursuant to our June 2012 repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
January 2013	—	$—	—
February 2013	—	$—	—
March 2013	—	$—	—

Total as of March 31, 2013	—	$—	—	$23,928,275

(1)	The program covering the repurchase of up to $25.0 million of our common stock was announced on June 12, 2012. This program expires on December 11, 2013.

Subsequent to March 31, 2013, we repurchased no additional shares of our common stock. As of April 30, 2013, we have the authorization to repurchase up to $23.9 million of our common stock under the program.

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

Borrowing availability under the Revolver is determined by a formula that considers eligible accounts receivable and inventory less any outstanding letters of credit plus a reserve for derivatives. We had $10.6 million of borrowings outstanding as of March 31, 2013 and $10.4 million of outstanding letters of credit, which left $29.0 million available under the Revolver.

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

Contractual Obligations

There have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2012 Annual Report, other than in connection with three new rail car lease agreements for the lease of 449 rail cars. As of March 31, 2013, only 65 of these cars were received and added to the fleet which will be leased at $28 thousand per month over the next three to six years. The remaining rail cars will be received as they come available over the next six months.

As of March 31, 2013, debt had increased by $10.0 million to $265.4 million compared to $255.4 million at December 31, 2012, due to scheduled principal repayments of $0.7 million, offset by borrowing on the Revolver of $10.6 million. As of March 31, 2013, future debt payments, plus interest, totaled $301.6 million and are due as follows: $11.0 million in 2013; $14.6 million in 2014; $14.5 million in 2015; $135.8 million in 2016; $125.7 million in 2017; and $0 million thereafter.

As described in Note N, future minimum lease payments totaled $42.8 million and are due as follows: $11.0 million in 2013; $8.4 million in 2014; $7.6 million in 2015; $6.0 million in 2016; $4.1 million in 2017; and $5.7 million thereafter.

Environmental Matters

We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. We may also from time to time incur fines and penalties associated with noncompliance with such laws and regulations. In particular, on September 8, 2011 we voluntarily disclosed potential violations of air emission permits at our Rockwood, Michigan facility to the EPA and the Michigan Department of Environmental Quality, and while no proceedings have been instituted at this time by either agency we could incur penalties or be subject to other requirements in the future as a result of such potential violations. As of March 31, 2013, we had $6.8 million accrued for future reclamation costs, as compared to $6.7 million as of December 31, 2012.

We discuss certain environmental matters relating to our various production and other facilities, certain regulatory requirements relating to human exposure to crystalline silica and our mining activity and how such matters may affect our business in the future under Part I, Item 1A, “Risk Factors” and Part I, Item 3, “Legal Proceedings” in our 2012 Annual Report.

Non-GAAP Financial Performance Measures

Segment Contribution Margin

Oil & Gas Proppants contribution margin increased $1.1 million, or 3%, to $36.2 million for the three months ended March 31, 2013 compared to $35.1 million for the three months ended March 31, 2012 due to the factors noted above.

Industrial & Specialty Products contribution margin increased $0.9 million, or 7%, to $13.2 million for the three months ended March 31, 2013 compared to $12.4 million for the three months ended March 31, 2012 due to the factors noted above.

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

The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA.

	Three Months Ended March 31,
	2013	2012
Net income	$17,277	$19,113
Total interest expense, net of interest income	3,552	3,763
Provision for taxes	6,486	7,032
Total depreciation, depletion and amortization expenses	8,278	5,978

EBITDA	35,593	35,886
Non-recurring expense (income) (1)	—	(439)
Transaction expenses (2)	—	156
Non-cash incentive compensation (3)	678	654
Post-employment expenses (excluding service costs) (4)	586	605
Other adjustments allowable under our existing credit agreements (5)	1,930	125

Adjusted EBITDA	$38,787	$36,987

(1)	Includes the gain on sale of assets for the three months ended March 31, 2013, and 2012, respectively.
(2)	Includes fees and expenses related to the January 27, 2012 amendment of our Term Loan and Revolver.
(3)	Includes vesting of incentive equity compensation issued to our employees.
(4)	Includes net pension cost and net post-retirement cost relating to pension and other post-retirement benefit obligations during the applicable period, but in each case excluding the service cost relating to benefits earned during such period. See Note Q to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(5)	Reflects miscellaneous adjustments permitted under our existing credit agreements, including such items as expenses related to a secondary stock offering by Golden Gate Capital and reviewing growth initiatives and potential acquisitions.

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our 2012 Annual Report.

Recent Accounting Pronouncements

New accounting guidance that we have recently adopted, as well as accounting guidance that has been recently issued but not yet adopted by us, are included in Note B to our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Availability of Reports; Website Access; Other Information

Our internet address is http://www.ussilica.com. Through “Investor Relations”—“SEC Filings” on our home page, we make available free of charge our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our proxy statements, our Current Reports on Form 8-K, SEC Forms 3, 4 and 5 and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our reports filed with the SEC are also made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available on its website at www.sec.gov.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2013, we have assessed that the impact of the credit valuation adjustments on the overall valuation of our derivative positions is not significant. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes the fair value of our derivative instruments at March 31, 2013 and December 31, 2012.

		March 31, 2013			December 31, 2012
	Maturity Date	Contract/Notional Amount	Carrying Amount	Fair Value	Contract/Notional Amount	Carrying Amount	Fair Value

Interest rate cap agreement(1)	2013	$130 million	$—	$—	$130 million	$—	$—

(1)	Agreements limit the LIBOR floating interest rate base to 4%.

We have designated these contracts as qualified cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings. We had no ineffective contracts as of March 31, 2013.

Assuming that LIBOR is greater than the 1.0% minimum base rate on the Term Loan, a hypothetical increase or decrease in interest rates by 1.0% would have changed our interest expense by $0.2 for the three months ended March 31, 2013 and $0.3 for the three months ended March 31, 2012.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of the above developments, the filing rate of new claims against us over the past three years has decreased to below pre-2001 levels, and we were named as a defendant in ten, three and two new silicosis cases filed in 2010, 2011 and 2012, respectively. During the first three months of 2013, no additional claims were brought against us. As of April 30, 2013, there are a total of approximately 92 active silica-related products liability claims pending in which we were a defendant and approximately 3,147 inactive claims. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media, and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for both our predecessors that cover certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to certain insurance). As a result of a settlement with a former owner and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf.

The silica-related litigation brought against us to date has not resulted in material liability to us. However, we continue to have silica-related products liability claims filed against us, including claims that allege silica exposure for periods for which we do not have insurance coverage. Any such pending or future claims or inadequacies of our insurance coverage could have a material adverse effect on our business, reputation or results of operations. For more information regarding silica-related litigation, see Part I, Item 1A of our 2012 Annual Report “Risk Factors—Risks Related to Our Business—Silica-related health issues and litigation could have a material adverse effect on our business, reputation or results of operations.”

ITEM 1A.	RISK FACTORS

As of March 31, 2013, there have been no material changes to the risk factors disclosed in Item 1A of Part I in our 2012 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

Information required by this item is set forth in Part I, Item 2 of this Quarterly Report on Form 10-Q under the caption “Liquidity and Capital Resources—Share Repurchase Program” and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of April, 2013.

U.S. Silica Holdings, Inc.

/s/ DONALD A. MERRIL
Name:	Donald A. Merril
Title:	Chief Financial Officer
(Principal Financial Officer)

S-1

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of U.S. Silica Holdings, Inc., effective January 31, 2012.	8-K	001-35416	3.1	February 6, 2012

3.2	Second Amended and Restated Bylaws of U.S. Silica Holdings, Inc., effective January 31, 2012.	8-K	001-35416	3.2	February 6, 2012

4.1	Specimen Common Stock Certificate.	S-1/A	333-175636	4.1	December 7, 2011

4.2	Registration Rights Agreement, dated January 31, 2012, by and between U.S. Silica Holdings, Inc. and GGC USS Holdings, LLC.	8-K	001-35416	4.2	February 6, 2012

31.1*	Rule 13a-14(a)/15(d)-14(a) Certification by Bryan A. Shinn, Chief Executive Officer.

31.2*	Rule 13a-14(a)/15(d)-14(a) Certification by Donald A. Merril, Chief Financial Officer.

32.1*	Section 1350 Certification by Bryan A. Shinn, Chief Executive Officer.

32.2*	Section 1350 Certification by Donald A. Merril, Chief Financial Officer.

95.1*	Mine Safety Disclosure

99.1*	Consent of The Freedonia Group, Inc.

101*	101.INS XBRL Instance

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