Form 10-Q
period 2013-06-30
U.S. SILICA HOLDINGS, INC.
filed 2013-08-01
CIK 1524741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Act).     Yes  ☐    No  ☒

As of July 29, 2013, 53,177,362 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

U.S. Silica Holdings, Inc.

FORM 10-Q

For the Quarter Ended June 30, 2013

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

U.S. SILICA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; dollars in thousands)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$47,068	$61,022
Accounts receivable, net	61,784	59,564
Inventories, net	52,190	39,835
Prepaid expenses and other current assets	7,668	6,738
Deferred income tax, net	10,141	10,108
Income tax deposits	1,881	—

Total current assets	180,732	177,267

Property, plant and mine development, net	429,364	414,218
Debt issuance costs, net	1,849	2,111
Goodwill	68,403	68,403
Trade names	10,436	10,436
Customer relationships, net	6,325	6,531
Other assets	8,369	7,844

Total assets	$705,478	$686,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Book overdraft	$5,013	$5,390
Accounts payable	30,711	37,333
Dividends payable	6,634	—
Accrued liabilities	9,178	9,481
Accrued interest	148	2
Current portion of capital lease	364	—
Current portion of long-term debt	2,434	2,433
Short-term debt	6,866	—
Income tax payable	—	20,596
Current portion of deferred revenue	570	4,855

Total current liabilities	61,918	80,090

Long-term debt	251,774	252,992
Liability for pension and other post-retirement benefits	52,019	52,747
Deferred income tax, net	62,200	59,111
Other long-term obligations	10,531	10,176

Total liabilities	438,442	455,116

Commitments and contingencies

Stockholders’ Equity:
Common stock	530	529
Preferred stock	—	—
Additional paid-in capital	166,195	163,579
Retained earnings	113,566	82,731
Treasury stock, at cost	—	(970)
Accumulated other comprehensive loss	(13,255)	(14,175)

Total stockholders’ equity	267,036	231,694

Total liabilities and stockholders’ equity	$705,478	$686,810

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales	$129,828	$104,599	$252,139	$207,190
Cost of goods sold (excluding depreciation, depletion and amortization)	80,297	58,920	154,709	115,841
Operating expenses
Selling, general and administrative	10,099	9,718	22,503	19,622
Depreciation, depletion and amortization	8,890	5,974	17,168	11,952

	18,989	15,692	39,671	31,574

Operating income	30,542	29,987	57,759	59,775
Other (expense) income
Interest expense	(3,535)	(3,428)	(7,111)	(7,225)
Other income, net, including interest income	63	179	185	333

	(3,472)	(3,249)	(6,926)	(6,892)

Income before income taxes	27,070	26,738	50,833	52,883
Income tax expense	(6,878)	(7,287)	(13,364)	(14,319)

Net income	$20,192	$19,451	$37,469	$38,564

Earnings per share:
Basic	$0.38	$0.37	$0.71	$0.74
Diluted	$0.38	$0.36	$0.70	$0.73

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited; dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$20,192	$19,451	$37,469	$38,564
Other comprehensive income:
Unrealized gain on derivatives (net of tax of $101 and $25 for the three months ended June 30, 2013 and 2012, respectively, and $152 and $20 for the six months ended June 30, 2013 and 2012, respectively)	157	168	238	161
Pension and other post-retirement benefits liability adjustment (net of tax of $217 and $294 for the three months ended June 30, 2013 and 2012, respectively, and $434 and $294 for the six months ended June 30, 2013 and 2012, respectively)	341	461	682	461

	498	629	920	622

Comprehensive income	$20,690	$20,080	$38,389	$39,186

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; dollars in thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net income	$37,469	$38,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	17,168	11,952
Debt issuance amortization	262	247
Original issue discount amortization	84	84
Deferred income taxes	3,056	1,157
(Gain)/loss on disposal of property, plant and equipment	47	(439)
Deferred revenue	(4,285)	(3,541)
Equity-based compensation	1,383	1,147
Excess tax benefit from equity-based compensation	(185)	—
Other	(209)	(1,954)
Changes in assets and liabilities:
Accounts receivable	(2,220)	(3,489)
Inventories	(12,355)	(10,824)
Prepaid expenses and other current assets	(979)	1,396
Income taxes	(22,292)	11,118
Accounts payable and accrued liabilities	(6,925)	7,754
Advisory services termination fee to holding company	—	(8,000)
Accrued interest	146	119

Net cash provided by operating activities	10,165	45,291

Investing activities:
Capital expenditures	(31,213)	(39,244)
Proceeds from sale of property, plant and equipment	81	1,225

Net cash used in investing activities	(31,132)	(38,019)

Financing activities:
Proceeds from issuance of common stock in initial public offering	—	50,000
Repurchase of common stock	—	(215)
Proceeds from options exercised	2,164	—
Excess tax benefit from equity-based compensation	185	—
Shares withheld to pay taxes due upon vesting of restricted stock	(145)	—
Repayment of long-term debt	(1,300)	(1,286)
Change in book overdraft	(377)	(1,560)
Change in revolving credit facility	6,866	—
Principal payments on capital lease obligations	(380)	—
Financing fees	—	(1,304)
Common stock issuance costs	—	(9,481)

Net cash provided by financing activities	7,013	36,154

Net increase/(decrease) in cash and cash equivalents	(13,954)	43,426
Cash and cash equivalents, beginning of period	61,022	59,199

Cash and cash equivalents, end of period	$47,068	$102,625

Non-cash financing activities:
Contribution of note payable and accrued interest by holding company	$—	$16,692

Supplemental cash flow information:
Cash paid during the period for:
Interest	$6,468	$6,452
Taxes	$33,185	$2,358

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

On January 31, 2012, simultaneously with the initial public offering of our common stock, GGC USS Holdings, LLC (“GGC Holdings”), our sole stockholder prior to the IPO and now our largest stockholder, contributed to us all of the stock of its wholly-owned subsidiary, GGC RCS Holdings, Inc., and its operating subsidiary, Coated Sand Solutions, LLC. Prior to this transaction, GGC RCS Holdings, Inc. had a $15.0 million note payable to GGC Holdings which, together with accrued interest of $1.7 million, was converted to an equity contribution by GGC Holdings, simultaneously with the IPO. Coated Sand Solutions, LLC is currently developing resin-coated sand proppants for sale into the Oil and Gas market for use in the hydraulic fracturing process.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements as of and for the three and six months ended June 30, 2013 and 2012 (the “Financial Statements”), present our financial position, results of operations, and cash flows. In consideration of the contribution of GGC RCS Holdings, Inc. to us on January 31, 2012, we and our subsidiaries are presented on a consolidated basis with GGC RCS Holdings, Inc. as of and for the three and six months ended June 30, 2013 and 2012 and as of the year ended December 31, 2012.

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

In our opinion, our Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of June 30, 2013, and December 31, 2012, the results of our operations for the three and six months ended June 30, 2013 and 2012, and our cash flows for the six months ended June 30, 2013

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

and 2012. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.

We follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) guidance for identification and reporting of entities over which control is achieved through means other than voting rights. The guidance defines such entities as Variable Interest Entities (“VIEs”). As of June 30, 2013 and for the periods presented herein, we have identified no entities over which we maintain any level of control that would qualify for consolidation under ASC guidance.

In order to make this report easier to read, we refer throughout to (i) our Condensed Consolidated Balance Sheets as our “Balance Sheets,” and (ii) our Condensed Consolidated Statements of Operations as our “Income Statements,” and (iii) our Condensed Consolidated Statements of Cash Flows as our “Cash Flows.”

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

Unaudited Interim Financial Statements

The accompanying Balance Sheet as of June 30, 2013, the Income Statements for the three and six months ended June 30, 2013 and 2012; the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012; the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and other information disclosed in the related notes, are unaudited. The Balance Sheet as of December 31, 2012 was derived from our audited consolidated financial statements as included in our 2012 Annual Report. The accompanying Financial Statements should be read in conjunction with the audited combined financial statements and related notes contained in our 2012 Annual Report.

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

In July 2012, the FASB issued changes to the testing of indefinite-lived intangible assets for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of an indefinite-lived intangible asset is less than its carrying amount. In accordance with the amendment, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. In conducting a qualitative assessment, an entity should consider the extent to which relevant events and circumstances, both individually and in the aggregate, could have affected the significant inputs used to determine the fair value of the indefinite-lived intangible asset since the last assessment. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. We adopted this guidance, effective for the 2012 reporting period with no material impact on our Financial Statements.

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

NOTE C—EARNINGS PER SHARE

On November 25, 2008, we issued 1,000 shares of our common stock to our then sole stockholder, GGC Holdings for an aggregate purchase price of $10.00. The shares were issued in reliance on Section 4(2) of the Securities Act, because the sale of the securities did not involve a public offering. Appropriate legends were affixed to the securities issued in this transaction. On July 8, 2011, our Board of Directors approved, and we subsequently filed, an Amended and Restated Certificate of Incorporation which, among other things, increased the authorized shares of common stock to 100 million shares. The Amended and Restated Certificate of Incorporation also created a 50,000-for-one split of our common stock. All of our common stock share and per share data contained in the financial statements has been retroactively adjusted to reflect this stock split for all periods presented.

Basic income per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share is computed similarly to basic income per common share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. In accordance with the applicable accounting guidance for calculating earnings per share, we did not include in our calculation of diluted earnings per share for the applicable periods, stock options where the exercise prices were greater than the average market prices. The weighted average outstanding stock options excluded were (in thousands) 197 and 202 for the three and six months ended June 30, 2013, respectively, and 951 and 970 for the three and six months ended June 30, 2012.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$20,192	$19,451	$37,469	$38,564
Less: net income allocated to outstanding restricted stockholders	(23)	—	(42)	—

Net income allocated to common stockholders	$20,169	$19,451	$37,427	$38,564

Weighted-average common stock
Outstanding	52,948	51,938	52,948	52,440
Outstanding assuming dilution	53,227	51,985	53,227	52,505

NOTE D—CAPITAL STRUCTURE AND ACCUMULATED COMPREHENSIVE INCOME

Common Stock

Our Amended and Restated Certificate of Incorporation, authorizes up to 500,000,000 shares of common stock, par value of $0.01. Subject to the rights of holders of any series of preferred stock, all of the voting power of the stockholders of Holdings shall be vested in the holders of the common stock. There were 53,069,657 shares of common stock issued and outstanding at June 30, 2013. As of June 30, 2012, there were 52,941,176 and 52,921,176 shares issued and outstanding, respectively. On April 29, 2013, our Board of Directors declared a quarterly cash dividend of $0.125 per share to common stockholders of record at the close of business on June 19, 2013, payable on July 3, 2013.

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

There are no shares of preferred stock issued or outstanding at June 30, 2013 and 2012. At present, we have no plans to issue any preferred stock.

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

Simultaneously with the initial public offering of our common stock, GGC Holdings, our sole stockholder prior to the IPO and now our largest stockholder, contributed to us all of the stock of its wholly-owned subsidiary, GGC RCS Holdings, Inc., and its operating subsidiary, Coated Sand Solutions, LLC. Prior to this transaction, GGC RCS Holdings, Inc. had a $15.0 million note payable to GGC Holdings, which, together with accrued interest of $1.7 million, was converted to an equity contribution by GGC Holdings.

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

As part of the program, as of June 30, 2013, we have repurchased 100,000 shares of our common stock at an average price of $10.72 and are authorized to repurchase up to an additional $23.9 million of our common stock. As of June 30, 2013, all of the 100,000 shares repurchased to date have been re-issued to satisfy employee option exercises.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

Stockholders’ Equity

The following table presents the activity included in stockholders’ equity during the six months ended June 30, 2013.

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2012	$529	$(970)	$163,579	$82,731	$(14,175)	$231,694
Net Income	—	—	—	37,469	—	37,469
Other comprehensive income, net of tax	—	—	—	—	920	920
Proceeds from options exercised	1	1,115	1,048	—	—	2,164
Shares withheld to pay taxes due upon vesting of restricted stock	—	(145)	—	—	—	(145)
Cash dividends declared ($0.125 per share of common stock)	—	—	—	(6,634)	—	(6,634)
Equity-based compensation	—	—	1,383	—	—	1,383
Excess tax benefit from equity-based compensation	—	—	185	—	—	185

Balance at June 30, 2013	$530	$—	$166,195	$113,566	$(13,255)	$267,036

Accumulated Other Comprehensive Income

Accumulated other comprehensive income (loss) consists of fair value adjustments associated with cash flow hedges and accumulated adjustments for net experience losses and prior service cost related to employee benefit plans. The following table presents the changes in accumulated other comprehensive income by component during the six months ended June 30, 2013:

	For the Six Months Ended June 30, 2013
	Unrealized gain/(loss) on cash flow hedges	Pension and other postretirement benefits liability	Total
Beginning Balance	$(183)	$(13,992)	$(14,175)
Other comprehensive income before reclassifications	55	—	55
Amounts reclassed from accumulated other comprehensive income	183	682	865

Ending Balance	$55	$(13,310)	$(13,255)

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

The following table presents the reclassifications out of accumulated other comprehensive income (loss) during the six months ended June 30, 2013:

Details about accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement of operations
Gains and losses on cash flow hedges
Interest rate contracts	$299	Interest expense
	(116)	Tax expense

	$183	Net of tax

Amortization of postretirement benefits liability
Actuarial gains/(losses)	$1,072	(1)
Prior service cost	46	(1)

	$1,118	Total before tax
	(436)	Tax expense

	682	Net of tax

Total reclassifications for the period	$865	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see note Q).

NOTE E—ACCOUNTS RECEIVABLE

At June 30, 2013 and December 31 2012, accounts receivable consisted of the following:

	June 30, 2013	December 31, 2012
Trade receivables	$62,562	$56,519
Less: Allowance for doubtful accounts	(1,055)	(1,053)

Net trade receivables	61,507	55,466
Other receivables	277	4,098

Total accounts receivable	$61,784	$59,564

Changes in our allowance for doubtful accounts during the six months ended June 30, 2013 are as follows:

Allowance for Doubtful Accounts
Beginning balance	$1,053
Bad debt provision	—
Accounts recovered	2

Ending balance	$1,055

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

Our five largest customers accounted for approximately 23% and 29% of sales in the six months ended June 30, 2013 and 2012, respectively. No single individual customer accounted for more than 10% of sales in the six months ended June 30, 2013 and 2012.

NOTE F—INVENTORIES

At June 30, 2013 and December 31, 2012, inventories consisted of the following:

	June 30, 2013	December 31, 2012
Supplies	$14,588	$13,472
Raw materials and work in process	10,269	10,720
Finished goods	27,333	15,643

Total inventories	$52,190	$39,835

Inventories include spare parts and supplies for routine facilities maintenance, raw stockpiles and silica and other industrial sand available for shipment. We value inventory at the lower of cost or market. Cost is determined using the first-in, first-out and average cost methods. Finished goods increased $11.7 million to $27.3 million as of June 30, 2013 compared to $15.6 million as of December 31, 2012, primarily due to an increase of inventory held at transloads.

NOTE G—PROPERTY, PLANT AND MINE DEVELOPMENT

At June 30, 2013 property, plant and mine development consisted of the following:

	As of June 30, 2013
	Cost	Accumulated Depreciation/ Amortization	Net Book Value
Mining property and mine development	$163,538	$(18,068)	$145,470
Asset retirement cost	5,124	(723)	4,401
Land	25,738	—	25,738
Land improvements	29,311	(5,484)	23,827
Buildings	33,726	(5,456)	28,270
Machinery and equipment	239,437	(64,944)	174,493
Furniture and fixtures	956	(201)	755

	497,830	(94,876)	402,954
Construction-in-progress	26,410	—	26,410

	$524,240	$(94,876)	$429,364

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

Depreciation expense, including depletion and amortization, recognized during the three months ended June 30, 2013 and 2012 was $8.9 million and $6.0 million, respectively, and $17.2 million and $12.0 million for the six months ended June 30, 2013 and 2012, respectively. The amount of interest costs capitalized in property, plant and equipment was $131 and $168 for the three months ended June 30, 2013 and 2012, respectively, and $259 and $233 for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, we hold $364 assets under a capital lease obligation. We also made an initial investment in a new Greenfield site near Utica, Illinois, which may require additional investment in the future.

NOTE H—ACCRUED LIABILITIES

At June 30, 2013 and December 31, 2012, accrued liabilities consisted of the following:

	June 30, 2013	December 31, 2012
Accrued salaries and wages	$1,505	$2,939
Accrued vacation liability	1,722	2,397
Current portion of liability for pension and post-retirement benefits	2,491	1,413
Accrued healthcare liability	1,171	1,278
Other accrued liabilities	2,289	1,454

Total accrued liabilities	$9,178	$9,481

We are self-insured for health care claims for eligible participating employees and qualified dependent medical claims, subject to deductibles and limitations. Our liabilities for claims incurred but not reported (“IBNR”) are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual historical claim rates and reviewed and adjusted periodically, as necessary.

Other accrued liabilities consist of taxes payable, accrued shipping costs, royalties payable, and other immaterial items.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

NOTE I—DEBT

At June 30, 2013 and December 31, 2012, debt consisted of the following:

	June 30, 2013	December 31, 2012
Revolving line-of-credit: (expires October 31, 2016) (5.0% at June 30, 2013 and December 31, 2012)	$6,866	$—
Senior secured credit facility:
Term loan facility (final maturity June 8, 2017) (4.75% at June 30, 2013 and December 31, 2012), net of unamortized original issue discount of $591 and $675, respectively	254,208	255,425

Total debt	261,074	255,425
Less: current portion	(9,300)	(2,433)

Total long-term portion of debt	$251,774	$252,992

Revolving Line-of-Credit

As of June 30, 2013, the available borrowing base under our asset-based revolving line-of-credit (the “Revolver”) was $50.0 million, with $6.9 million drawn as of that date and $10.0 million allocated for letters of credit leaving $33.1 million available for general corporate use under this revolving credit agreement. Since the agreement contains a lock-box arrangement whereby receipts from customers are automatically used to repay any borrowings, amounts outstanding under the agreement are classified as a current liability.

Debt Maturities

As of June 30, 2013, contractual maturities of our debt are as follows:

2013	$8,083
2014	2,435
2015	2,436
2016	124,648
2017	123,472
Thereafter	—

$261,074

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

The Term Loan was secured by substantially all of our assets with the exception of our accounts receivable and inventory, which we have pledged as collateral under the Revolver. As of June 30, 2013, we are in compliance with all covenants in accordance with our debt agreements.

As discussed in Note U, on July 23, 2013, we refinanced our existing senior debt by amending the Term Loan and replacing our Revolver.

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

As of June 30, 2013 and December 31, 2012, we had recorded a liability of $6.9 million and $6.7 million in other long-term obligations related to our asset retirement obligation. Changes in the asset retirement obligation during the six month period ended June 30, 2013 and the year ended December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012(1)
Beginning balance	$6,659	$9,504
Liabilities settled/payments	—	—
Accretion expense	228	658
Additions, revisions of prior estimates and other	—	(3,503)

Ending balance	$6,887	$6,659

(1)	Represents change in the asset retirement obligation during the 12-month period ended December 31, 2012.

NOTE K—FAIR VALUE ACCOUNTING

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Cash equivalents

Due to the short-term maturity, we believe that our cash equivalent instruments at June 30, 2013 and December 31, 2012 approximate their reported carrying values.

Long-Term Debt, including current maturities

We believe that the fair values of our long-term debt, including current maturities, approximate their carrying values and based on their effective interest rates compared to current market rates.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2013, we have assessed that the impact of the credit valuation adjustments on the overall valuation of our derivative positions is not significant. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

In accordance with the fair value hierarchy, the following table presents the fair value as of June 30, 2013, of those derivative assets that we must measure at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$198	$—	$198

Net asset	$—	$198	$—	$198

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

In connection with the Term Loan, we have entered into two interest rate cap agreements that effectively place an upper limit for one-month LIBOR at 4.0% on the interest rate charged for $130.0 million of our floating

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

rate Term Loan. On March 31, 2012, one of the agreements with a notional amount of $100.0 million matured. Concurrently with the maturity, the notional amount of a second agreement with an original notional amount of $30.0 million automatically increased to $130.0 million per the terms of the contract. On June 30, 2013 the second agreement matured. No additional expense was reclassified from accumulated other comprehensive income or recognized directly in earnings as a result of the maturity or adjustment. On April 8, 2013, we entered into a new interest rate cap agreement that effectively places an upper limit for three-month LIBOR at 4.0% with a notional amount of $128 million.

We assess the effectiveness of our hedges in offsetting the variability in the cash flow of the hedged obligations on a quarterly basis. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in equity as accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the six months ended June 30, 2013 and December 31, 2012, we had no ineffectiveness for such contracts.

The following table summarizes the fair value of our derivative instruments. See Note K for additional disclosures regarding the estimated fair values of our derivative instruments at June 30, 2013 and December 31, 2012.

		June 30, 2013			December 31, 2012
	Maturity Date	Contract/Notional Amount	Carrying Amount	Fair Value	Contract/Notional Amount	Carrying Amount	Fair Value
Interest rate cap agreement(1)	2013	$—	$—	$—	$130 million	$—	$—
	2016	$128 million	$198	$198	$—	$—	$—

(1)	Agreements limit the LIBOR floating interest rate base to 4%.

We have designated these contracts as qualified cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings.

The following table summarizes the effect of our derivatives instruments on our income statements and our condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Deferred (losses) from derivatives in OCI, beginning of period	$(102)	$(416)	$(183)	$(409)
Gain recognized in OCI from derivative instruments	55	168	55	161
Gain reclassified from Accumulated OCI into income	102	—	183	—

Deferred gains (losses) from derivatives in OCI, end of period	$55	$(248)	$55	$(248)

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

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

As of June 30, 2013, we maintain two equity incentive plans (i) the GGC USS Holdings, LLC Management Equity Program (the “Equity Program”), and (ii) the U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan (the “2011 Plan”). The Equity Program granted Class C and Class D member units in GGC Holdings to three members of executive management; one of whom continues to be employed by us at June 30, 2013. The 2011 Plan provides for grants of stock options, stock appreciation rights, restricted stock and other incentive-based awards.

For awards granted under the Equity Program, we recognized $27 and $54 of compensation expense during the three months ended June 30, 2013 and 2012, respectively, and $55 and $109 during the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, there was $146 of total unrecognized compensation expense related to equity incentive shares, which is expected to be recognized over a weighted-average period of approximately 1.34 years.

For awards granted under the 2011 Plan, we recognized $677 and $439 of compensation expense during the three months ended June 30, 2013 and 2012, respectively and $1,328 and $1,038 during the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, there was $7.4 million of total unrecognized compensation expense related to equity incentive awards, which is expected to be recognized over a weighted-average period of approximately 2.83 years.

NOTE N—LEASES

We are obligated under certain operating leases and rental agreements for railroad cars, office space, mining property, mining/processing equipment and transportation and other equipment. Future minimum annual commitments under such operating leases at June 30, 2013 are as follows:

2013	12,932
2014	11,382
2015	10,640
2016	8,591
2017	6,461
Thereafter	11,932

Total future lease commitments	$61,938

Expense related to operating leases and rental agreements was $3.1 million and $2.9 million for the three months ended June 30, 2013 and 2012, respectively, and $6.4 and $5.5 million for the six months ended June 30, 2013 and 2012, respectively.

We also have an obligation under a capital lease of $364 and $0 as of June 30, 2013 and 2012, respectively.

NOTE O—COMMITMENTS AND CONTINGENCIES

Our operating subsidiary, U.S. Silica Company (“U.S. Silica”), has been named as a defendant in various product liability claims alleging silica exposure causing silicosis. During the six months ended June 30, 2013, no new claims were brought against U.S. Silica. As of June 30, 2013, there were 92 active silica-related products liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on our financial position or results of operations.

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

We have recorded estimated liabilities for these claims in other long-term obligations as well as estimated recoveries under the indemnity agreement and an estimate of future recoveries under insurance in other assets on our consolidated balance sheets. As of June 30, 2013 and December 31, 2012, other noncurrent assets included $247 for insurance for third-party products liability claims and other long-term obligations included $1.2 million and $1.3 million, respectively, in third-party products claim liability.

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

At the end of each reporting period as presented, there were no material amounts of interest and penalties recognized in the statement of operations or balance sheets. We have no material unrecognized tax benefits or any known material tax contingencies at June 30, 2013 and December 31, 2012. Tax returns filed with the IRS for the years 2009 through 2011 along with tax returns filed with numerous state entities remain subject to examination.

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

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

NOTE Q—PENSION AND POST-RETIREMENT BENEFITS

We maintain a noncontributory defined benefit pension plan covering certain employees. Net periodic pension benefit cost recognized for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service cost	$320	$285	$640	$559
Interest cost	1,049	1,207	2,099	2,367
Expected return on plan assets	(1,265)	(1,390)	(2,531)	(2,691)
Amortization of prior service cost	21	11	42	13
Amortization of net (gain) loss	455	186	910	540

Net periodic benefit cost	$580	$299	$1,160	$788

In addition, we provide defined benefit post-retirement healthcare and life insurance benefits to some employees. Net periodic post-retirement benefit cost recognized for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service cost	$58	$58	$116	$116
Interest cost	252	296	505	592
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of net (gain) loss	74	95	148	190

Net periodic benefit cost	$383	$448	$767	$896

We contributed $760 and $3.1 million to the qualified pension plan during the three months ended June 30, 2013 and 2012, respectively and $760 and $8.9 during the six months ended June 30, 2013 and 2012, respectively. Total expected employer funding contributions during the fiscal year ending December 31, 2013 are $2.3 million for the pension plan, and $1.3 million for the post-retirement medical and life plan.

NOTE R—OBLIGATIONS UNDER GUARANTEES

We have indemnified St. Paul Travelers (“Travelers”) against any loss Travelers may incur in the event that holders of surety bonds, issued on our behalf by Travelers, execute the bonds. As of June 30, 2013, Travelers had $6.4 million in bonds outstanding for us. The majority of these bonds ($6.3 million) relate to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to such indefinite purposes as licenses, permits, and tax collection.

We have indemnified Safeco Insurance Company of America (“Safeco”) against any loss Safeco may incur in the event that holders of surety bonds, issued on our behalf by Safeco, execute the bonds. As of June 30, 2013, Safeco had $513 in bonds outstanding for us. These are all reclamation bonds.

U.S. Silica is the contingent guarantor of Kanawha Rail Corporation’s (“KRC”) obligations as lessee of 199 covered hopper railroad cars, which are used by U.S. Silica to ship sand to its customers. KRC’s obligation as

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

lessee includes paying monthly rent of $66 until June 30, 2015, maintaining the cars, paying for any cars damaged or destroyed, and indemnifying all other parties to the lease transaction against liabilities including any loss of certain tax benefits. By separate agreement between U.S. Silica and KRC, KRC may, upon the occurrence of certain events, assign the lease obligations to U.S. Silica, but none of these events have occurred.

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

On February 6, 2012, we paid $8.0 million to Golden Gate Capital to terminate the advisory agreement previously entered into in connection with the Golden Gate Capital Acquisition. The $8.0 million termination fee was accrued for at December 31, 2011 and no additional expense was recognized during the year ended December 31, 2012 or as of the three and six months ended June 30, 2013.

Promissory Note

On December 22, 2010, GGC RCS Holdings, Inc., entered into a $15.0 million promissory note with GGC Holdings, our sole stockholder prior to the IPO and now largest stockholder. The note provided working capital for a new subsidiary and was scheduled to mature on December 22, 2015. The note bore interest at 10%. Outstanding principal and interest under the note was payable upon demand, but no later than the maturity date. Upon sole election by the parent, any unpaid interest could be paid in cash on December 22 of each year until the maturity date. Interest on the note was recorded in interest expense in the Income Statements and any unpaid interest was included in accrued interest on the Balance Sheets. On January 31, 2012, simultaneously with the IPO, GGC Holdings contributed to us all of the stock of GGC RCS Holdings, Inc. and converted the $15.0 million promissory note, including $1.7 million of accrued interest, to equity.

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

The following table presents sales and segment contribution margin for the reporting segments and other operating results not allocated to the reported segments for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales:
Oil & Gas Proppants	$77,672	$54,497	$151,254	$108,307
Industrial & Specialty Products	52,156	50,102	100,885	98,883

Total sales	129,828	104,599	252,139	207,190
Segment contribution margin:
Oil & Gas Proppants	35,475	33,262	71,637	68,327
Industrial & Specialty Products	15,358	14,027	28,604	26,384

Total segment contribution margin	50,833	47,289	100,241	94,711
Operating activities excluded from segment cost of goods sold	(1,302)	(1,610)	(2,811)	(3,362)
Selling, general and administrative	(10,099)	(9,718)	(22,503)	(19,622)
Depreciation, depletion and amortization	(8,890)	(5,974)	(17,168)	(11,952)
Interest expense	(3,535)	(3,428)	(7,111)	(7,225)
Other income, net, including interest income	63	179	185	333

Income before income taxes	$27,070	$26,738	$50,833	$52,883

Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except share and per share amounts)

segment. As of June 30, 2013 and December 31, 2012, goodwill of $68.4 million has been allocated to these segments with $47.7 million assigned to Oil & Gas Proppants and $20.7 million to Industrial and Specialty Products.

NOTE U—SUBSEQUENT EVENTS

On July 3, 2013 we paid a cash dividend of $0.125 per share to common stockholders of record on June 19, 2013, as had been declared by our Board of Directors on April 29, 2013.

On July 23, 2013, we refinanced our existing senior secured debt by amending our Term Loan and replacing our Revolver. The Term Loan amendment refinanced our existing senior debt by entering into a new $425 million senior secured credit facility, consisting of a $375 million Term Loan and a $50 million revolving credit facility that may also be used for swingline loans (up to $5 million) or letters of credit (up to $20 million). The Term Loan amendment also, among other things, removed and amended certain financial and other covenants to provide additional operating flexibility, and lowered interest rates on borrowed amounts. The existing Revolver was terminated. The Term Loan will expire on July 23, 2020 and the revolving credit facility will expire on July 23, 2018.

On July 29, 2013, our Board of Directors declared a quarterly cash dividend of $0.125 per share to common stockholders of record at the close of business on September 19, 2013, payable on October 3, 2013.

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

Segment contribution margin and Adjusted EBITDA are not recognized measures under GAAP and should not be considered alternatives to or superior to expense and profitability measures derived in accordance with GAAP. For a detailed description of the non-GAAP measures used in this MD&A, please see the discussion under “How We Evaluate Our Business” and “Non-GAAP Financial Performance Measures”.

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

Overview

As of June 30, 2013, we are the second largest domestic producer of commercial silica, a specialized mineral that is a critical input into a variety of attractive end markets. During our 113-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 250 products to customers across these markets. In our largest end market, Oil & Gas Proppants, our frac sand is used to stimulate and maintain the flow of hydrocarbons in oil and natural gas wells. This segment of our business is experiencing rapid growth due to recent technological advances in the hydraulic fracturing process, which have made the extraction of large volumes of oil and natural gas from U.S. shale formations economically feasible. Our silica is also used as an economically irreplaceable raw material in a wide range of industrial applications, including glassmaking and chemical manufacturing. Additionally, in recent years a number of attractive new end markets have developed for our high-margin, performance silica products, including high-performance glass, specialty coatings, polymer additives and geothermal energy systems.

We operate 15 facilities across the United States and control 302 million tons of reserves. We own one of the largest frac sand processing plants in the United States and control approximately 141 million tons of reserves that can be processed to meet American Petroleum Institute (API) frac sand size specifications. Our operations are organized into two segments based on end markets served: (1) Oil & Gas Proppants and (2) Industrial & Specialty Products. Our segments are complementary because our ability to sell to a wide range of customers across end markets allows us to maximize recovery rates in our mining operations, optimize our asset utilization and reduce the cyclicality of our earnings.

Recent Trends and Outlook

U. S. demand for industrial silica has been growing steadily. According to The Freedonia Group, Inc. (“Freedonia”), demand for industrial silica sand grew at a 4% compound annual growth rate (“CAGR”) from 2001 to 2011. This increase in demand was driven primarily by hydraulic fracturing, which grew at a 27% CAGR from 2001 to 2011, according to the most recent related Freedonia report dated October 2012. More recently, the recovery of the U.S. housing and automotive markets has also positively affected silica related to those markets such as glass, building materials, foundry and fillers and extenders. Trends driving the acceleration in demand include:

•

Increased demand in the oil and gas proppants end market. The increased demand for frac sand has been driven by the growth in the use of hydraulic fracturing as a means to extract hydrocarbons from shale formations. According to a Freedonia report dated October 2012, domestic proppant producers are expected to experience annual increases in demand of 8.0% through 2016. We expect continued growth of horizontal drilling. The industry may experience temporary fluctuations in demand and price as the market adjusts to changing supply and demand due to energy pricing fluctuations. We significantly expanded our sales efforts to the frac sand market in 2008 and have since experienced rapid growth in our sales associated with our oil and gas activities.

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

•

Expand our supply chain network and leverage our logistics capabilities to meet our customers’ needs in each strategic oil and gas basin. We continue to expand our transload network to ensure product is available to meet the growing in-basin needs of our customers. This approach allows us to provide strong customer service and puts us in a position to take advantage of opportunistic spot market sales. Our plant sites are strategically located to provide access to all Class I railroads, which enables us to cost effectively send product to each of the strategic basins in North America. We can ship product by truck, barge and rail with an ability to connect to short-line railroads as necessary to meet our customers’ evolving in-basin product needs. For example, in 2013, we opened our San Antonio, Texas unit-train receiving transload facility, which was built in partnership with BNSF railroad to support the Eagle Ford basin market. We believe that our supply chain network and logistics capabilities are a competitive advantage that enables us to provide superior service for our customers. We will continue to make strategic investments and develop partnerships with transload operators and transportation providers that will enhance our portfolio of supply chain services that we can provide to customers.

•

Evaluate both Greenfield and Brownfield expansion opportunities. We will continue to leverage our reputation, processing capabilities and infrastructure to increase production, as well as explore other opportunities to expand our reserve base. We may accomplish this by developing Greenfield projects, where we can capitalize on our technical knowledge of geology, mining and processing and our strong reputation within local communities. We made an initial investment in a new Greenfield site near Utica, Illinois, with an annual capacity of approximately 1.5 million tons of raw frac sand. We expect the mine and plant to become fully operational during the first quarter of 2014. Additionally, we may pursue other opportunistic acquisitions, taking advantage of our asset footprint, our management’s experience with high-growth businesses and our strong customer relationships. We may also evaluate international acquisitions as unconventional oil and natural gas drilling expands globally.

•

Maintain financial strength and flexibility. We intend to maintain financial strength and flexibility to enable us to pursue acquisitions and new growth opportunities as they arise. On December 31, 2012, we amended our Revolver to, among other items, increase the availability under the agreement by $15.0 million and extend the termination date of the agreement to October 31, 2016. As of June 30, 2013, we had $47.1 million of cash on hand and $33.1 million of available borrowings under our credit facilities. As discussed in “Liquidity and Capital Resources—Credit Facilities,” on July 23, 2013, we refinanced our existing senior secured debt by amending our Term Loan and replacing our Revolver.

How We Generate Our Sales

We derive our sales by mining and processing minerals that our customers purchase for various uses. Our sales are primarily a function of the price per ton realized and the volumes sold. In some instances, our sales also include a charge to recover transportation services we provide to our customers. Our transportation revenue fluctuates based on a number of factors, including the volume of product we transport under contract, service agreements with our customers, the mode of transportation utilized and the distance between our plants and customers.

We primarily sell our products under short-term price agreements or at prevailing market rates. For a limited number of customers, we sell under long-term, competitively-bid contracts. As of August 1, 2013, we have eight take-or-pay supply agreements with eight of our customers in the Oil & Gas Proppants segment with initial terms expiring between 2013 and 2016. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge and that our customers will pay for each product. As discussed in Part I, Item 1A of our 2012 Annual Report, “Risk Factors—A large portion of our sales is generated by our top customers, and the loss of, or significant reduction in, purchases by our largest customers could adversely affect our operations,” these customers may not continue to purchase the same levels of product in the future due to a variety of reasons, contract requirements notwithstanding. Prices under these agreements are generally fixed and subject to upward adjustment in response to certain cost increases. As a result, our realized prices may not grow at rates consistent with broader industry pricing. For example, during periods of rapid price growth, our realized prices may grow more slowly than those of competitors, and during periods of price decline, our realized prices may outperform industry averages. Additionally, at the time the take-or-pay supply agreements were signed, two of these customers provided advance payments for future shipments aggregating $27.0 million ($0.6 million of these payments was recorded on the balance sheet as deferred revenue as of June 30, 2013). A percentage of these advance payments is recognized as revenue with each ton of applicable product shipped to the customer. Collectively, sales to customers with supply agreements accounted for nearly 29% and 32% of our total sales revenues during the three months ended June 30, 2013 and 2012, respectively, and 29% and 30% for the six months ended June 30, 2013 and 2012, respectively. Although sales under supply agreements, as opposed to short-term price agreements or at prevailing spot market rates, result in us realizing lower margins than we otherwise might during periods of high market prices, we believe such lower margins are offset by the benefits derived from the product mix and sales volume stability afforded by such supply agreements.

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

Operating labor costs represented approximately 12% of our sales during each of the three months ended June 30, 2013 and 2012, and approximately 12% and 13% of our sales during the six months ended June 30, 2013 and 2012, respectively. We employ a mix of union and non-union labor, with 48% of our workforce being unionized as of June 30, 2013. Our union contracts stipulate annual escalation factors for certain wages and benefits.

We incur significant electricity and drying fuel (principally natural gas) costs in connection with the operation of our processing facilities. Energy costs directly related to the production of our products represented 5% of our total sales during each of the three and six months ended June 30, 2013 and 2012.

We capitalize the costs of our mining equipment and generally depreciate it over its expected useful life. Depreciation, depletion and amortization costs represented approximately 7% and 6% of our sales during the three and six months ended June 30, 2013 and 2012, respectively. Preventive and remedial repair and maintenance costs that do not involve the replacement of major components of our equipment and facilities are expensed as incurred. These repair and maintenance costs can be significant due to the abrasive nature of our products and represented approximately 5% of our sales during each of the three months ended June 30, 2013 and 2012, and 4% and 6% of our sales during each of the six months ended June 30, 2013 and 2012, respectively.

Additionally, we incur expenses related to our corporate operations, including costs for the sales and marketing, research and development, finance, legal, and environmental, health and safety functions of our organization. These costs are principally driven by personnel expenses. In total, our selling, general and administrative costs represented approximately 8% and 9% of sales during the three months ended June 30, 2013 and 2012, respectively and 9% during each of the six months ended June 30, 2013 and 2012. As a public company, we will continue to incur additional legal, accounting, insurance and other expenses that we had not incurred as a private company, including costs associated with public company reporting requirements. These requirements include compliance with the Sarbanes-Oxley Act of 2002 as well as other rules implemented by the SEC, and applicable stock exchange rules. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make certain financial reporting and other activities more time consuming and costly.

Our effective income tax rate was approximately 25% and 27% of pretax earnings in the three months ended June 30, 2013 and 2012, respectively, and 26% and 27% of pretax earnings in the six months ended June 30, 2013 and 2012, respectively. Historically, our actual effective tax rates have been lower than the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances.

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

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP measure, is included in this report because it is a key metric used by management to assess our operating performance and by our lenders to evaluate our covenant compliance. Our target performance goals under our incentive compensation plan are tied, in part, to our Adjusted EBITDA. In addition, for the quarter ended June 30, 2013, our Revolver contained a fixed charge coverage ratio covenant that we had to meet if our excess availability (as defined in the Revolver) fell below $10.0 million, and the Term Loan contained a consolidated leverage ratio covenant that we had to meet at the end of each fiscal quarter, both of which were calculated based on our Adjusted EBITDA. Noncompliance with the financial ratio covenants contained in the Revolver and the Term Loan could result in the acceleration of our obligations to repay all amounts outstanding under those agreements. Moreover, the Revolver and the Term Loan contained covenants that restricted, subject to certain exceptions, our ability to make permitted acquisitions, incur additional indebtedness, make restricted payments (including dividends) and retain excess cash flow based, in some cases, on our ability to meet leverage ratios calculated based on our Adjusted EBITDA.

Results of Operations for the Three Months Ended June 30, 2013 and 2012

	For the Three Months Ended June 30,		Percent Change
	2013	2012	’13 vs. ‘12
Sales
Oil & Gas Proppants	$77,672	$54,497	42.5%
Industrial & Specialty Products	52,156	50,102	4.1%

Total Sales	$129,828	$104,599	24.1%

Sales

Sales increased $25.2 million, or 24%, to $129.8 million for the three months ended June 30, 2013 compared to $104.6 million for the three months ended June 30, 2012. Oil & Gas Proppants sales increased by $23.2 million, accounting for 92% of the total sales growth. Industrial & Specialty Products sales increased $2.0 million, accounting for 8% of the total sales growth.

Oil & Gas Proppants sales increased $23.2 million, or 43%, to $77.7 million for the three months ended June 30, 2013 compared to $54.5 million for the three months ended June 30, 2012. The growth in sales revenue was due to an overall increase in tons of product sold as well as a higher proportion of sales through transloads, where transportation costs are typically passed on to customers. Oil & Gas Proppants volume increased 303.1 thousand tons, or 44%, to 988.1 thousand tons during the three months ended June 30, 2013, driven by year over year growth in the demand for our frac sands and natural proppants. Average selling price declined slightly due to lower contract pricing effective at the beginning of 2013 and a softer pricing environment for some frac sand grades.

Industrial & Specialty Products sales increased $2.0 million, or 4%, to $52.1 million for the three months ended June 30, 2013 compared to $50.1 million for the three months ended June 30, 2012, due to increased sales of higher value products, offset by marginal decline in period over period sales volume of 38.0 thousand tons, or 3.5%, primarily due to weakness in sales to the glass market.

Cost of Goods Sold

Cost of goods sold increased $21.4 million, or 36%, to $80.3 million for the three months ended June 30, 2013 compared to $58.9 for the three months ended June 30, 2012. As a percentage of sales, costs of goods sold increased from 56% for the three months ended June 30, 2012 to 62% for the three months ended June 30, 2013. The increase in cost of goods resulted from more tons sold and from higher transportation costs. Cost of goods sold as a percentage of sales increased due to additional transportation costs driven by increased sales through transloads; these costs are typically passed on to customers.

For the three months ended June 30, 2013 and 2012, we incurred $15.5 million and $12.8 million of labor costs, respectively. The increase in labor costs incurred was due to selling more tons. The percentage of sales remained constant at 12% for the three months ended June 30, 2013 and 2012.

We incurred electricity and drying fuel costs of $6.7 million for the three months ended June 30, 2013 and $5.0 million for the three months ended June 30, 2012, reflecting more tons sold. The percentage of sales remained constant at 5% for the three months ended June 30, 2013 and 2012.

We incurred maintenance and repair costs of $6.2 million for the three months ended June 30, 2013 compared to $5.7 million for the three months ended June 30, 2012 mainly as a result of more tons sold. The percentage of sales remained constant at 5% for the three months ended June 30, 2013 and 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.4 million, or 4%, to $10.1 million for the three months ended June 30, 2013 compared to $9.7 million for the three months ended June 30, 2012 driven by approximately $0.2 million of compensation expense related to awards of equity instruments to certain management and employees and $0.2 million of non-recurring expenses related to a secondary offering of our common stock by Golden Gate Capital in June 2013.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense was $8.9 million and $6.0 million for the three months ended June 30, 2013, and 2012, respectively. Year over year increases have been driven by continued capital spending associated with our growth and capacity expansion initiatives combined with increased depletion due to additional volume of mined silica sands. We expect depreciation, depletion and amortization expense to continue to grow due to anticipated capital spending in 2013.

Operating Income

Operating income increased $0.5 million, or 2%, to $30.5 million for the three months ended June 30, 2013 compared to $30.0 million for the three months ended June 30, 2012 guided by a 24% increase in sales, offset by 36% higher cost of goods sold, 4% higher selling, general and administrative expenses, and 48% higher depreciation, depletion, and amortization.

Interest Expense

Interest expense increased $0.1 million, or 3%, to $3.5 million for the three months ended June 30, 2013 compared to $3.4 million for the three months ended June 30, 2012 due to drawings on the Revolver.

Provision for Income Taxes

The provision for income taxes decreased $0.4 million, or 6%, to $6.9 million for the three months ended June 30, 2013, compared to $7.3 million for the three months ended June 30, 2012 driven by a lower effective tax rate. The effective tax rates were 25% and 27% for the three months ended June 30, 2013 and 2012, respectively.

Net Income/Loss

Net income was $20.2 million and $19.5 million for the three months ended June 30, 2013, and 2012, respectively. The year over year increase is due to the factors noted above.

Results of Operations for the Six Months Ended June 30, 2013 and 2012

	For the Six Months Ended June 30,		Percent Change
	2013	2012	’13 vs. ‘12
Sales
Oil & Gas Proppants	$151,254	$108,307	39.7%
Industrial & Specialty Products	100,885	98,883	2.0%

Total Sales	$252,139	$207,190	21.7%

Sales

Sales increased $44.9 million, or 22%, to $252.1 million for the six months ended June 30, 2013 compared to $207.2 million for the six months ended June 30, 2012. Oil & Gas Proppants sales increased by $42.9 million, accounting for nearly 96% of the total sales growth. Industrial & Specialty Products sales increased $2.0 million, representing 4% of the growth in overall sales.

Oil & Gas Proppants sales increased $42.9 million, or 40%, to $151.3 million for the six months ended June 30, 2013 compared to $108.3 million for the six months ended June 30, 2012. The growth in sales revenue was driven by an overall increase in tons of product sold as well as a higher proportion of sales through transloads, where transportation costs are typically passed on to customers. Oil & Gas Proppants volume increased 544.7 thousand tons, or 40%, to 1,908.7 thousand tons during the six months ended June 30, 2013, driven by continued year over year growth in the demand for our frac sands and natural proppants. Average selling price declined slightly due to lower contract pricing effective at the beginning of 2013.

Industrial & Specialty Products sales increased $2.0 million, or 2%, to $100.9 million for the six months ended June 30, 2013 compared to $98.9 million for the six months ended June 30, 2012. The improvement in sales was due to a shift of product mix to higher value products, offset by a decrease in volume of 136.6 thousand tons, or 6%, to 2,025.4 tons during the six months ended June 30, 2013.

Cost of Goods Sold

Cost of goods sold increased $38.9 million, or 34%, to $154.7 for the six months ended June 30, 2013 compared to $115.8 million for the six months ended June 30, 2012. As a percentage of sales, costs of goods sold increased from 56% for the six months ended June 30, 2012 to 61% for the six months ended June 30, 2013. The increase in cost of goods sold resulted from more tons sold and from higher transportation costs. Cost of goods sold as a percentage of sales increased due to additional transportation costs driven by increase sales through transloads; these costs are typically passed on to customers.

For the six months ended June 30, 2013 and 2012, we incurred $29.9 million and $26.6 million of labor costs, respectively. The increase in labor costs incurred was due to selling more tons; however labor costs as a percentage of sales decreased from 13% for the six months ended June 30, 2012 to 12% for the six months ended June 30, 2013 due to operational efficiencies.

We incurred electricity and drying fuel costs of $12.8 million for the six months ended June 30, 2013 and $10.6 million for the six months ended June 30, 2012, reflecting more tons sold. The percentage of sales remained constant at 5% for the six months ended June 30, 2013 and 2012.

We incurred maintenance and repair costs of $10.7 million for the six months ended June 30, 2013 compared to $11.5 million for the six months ended June 30, 2012 as a result of cost improvement programs at the plant level.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.9 million, or 15%, to $22.5 million for the six months ended June 30, 2013 compared to $19.6 million for the six months ended June 30, 2012 driven by approximately $2.1 million of non-recurring expenses related to secondary offerings of our common stock by Golden Gate Capital in March 2013 and June 2013 and business development activities related to our growth initiatives. Also, we continue to incur additional public company costs as well as costs related to growth and expansion initiatives, which include legal, audit and accounting, and consulting and advisory expenses, which increased nearly $1.0 million period over period.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense was $17.2 million and $12.0 million for the six months ended June 30, 2013, and 2012, respectively. Year over year increases have been driven by continued increases in capital spending combined with increased depletion due to additional volume of mined silica sands. We expect depreciation, depletion and amortization expense to continue to grow due to anticipated capital spending in 2013.

Operating Income

Operating income decreased $2.0 million, or 3%, to $57.8 million for the six months ended June 30, 2013 compared to $59.8 million for the six months ended June 30, 2012 driven by a 34% increase in cost of goods sold, a 15% increase in selling, general and administrative expenses, and a 44% increase in depreciation, depletion and amortization, offset by a 22% increase in sales.

Interest Expense

Interest expense decreased $0.1 million, or 2%, to $7.1 million for the six months ended June 30, 2013 compared to $7.2 million for the six months ended June 30, 2012 due to lower outstanding debt.

Provision for Income Taxes

The provision for income taxes decreased $0.9 million, or 7%, to $13.4 million for the six months ended June 30, 2013, compared to $14.3 million for the six months ended June 30, 2012 driven by a decrease in pre-tax income of 3% and a lower effective tax rate. The effective tax rates were 26% for the six months ended June 30, 2013 and 27% for the six months ended June 30, 2012.

Net Income/Loss

Net income was $37.5 million and $38.6 million for the six months ended June 30, 2013, and 2012, respectively. Year over year decreases are due to the factors noted above.

Liquidity and Capital Resources

Overview

Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to return cash to our stockholders, and to finance acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through borrowings under our credit facilities and equity investments. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of June 30, 2013, our working capital was $118.8 million and we had $33.1 million of availability under the Revolver. See “Credit Facilities—Revolver.”

We believe that cash generated through operations and our financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, scheduled debt payments for at least the next 12 months and any dividends declared such as the one declared by our Board of Directors on July 29, 2013 of $0.125 per share to common stockholders of record at the close of business on September 19, 2013, and paid on October 3, 2013.

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

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table:

	For the Six Months Ended June 30,		Percent Change
	2013	2012	’13 vs. ‘12
Net cash provided by (used in):
Operating activities	$10,165	$45,291	(77.6)%
Investing activities	(31,132)	(38,019)	18.1%
Financing activities	7,013	36,154	(80.6)%

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred revenue, deferred income taxes, equity-based compensation and the effect of working capital changes.

Net cash provided by operating activities was $10.2 million for the six months ended June 30, 2013 compared to net cash provided by operating activities of $45.3 million for the six months ended June 30, 2012. This $35.1 million decrease in cash provided by operations was primarily the result of a federal tax extension payment of $19.6 million for the 2012 tax year paid in March 2013 and $11.0 million in 2013 federal estimated tax payments paid as of June 30, 2013.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth and maintenance.

Net cash used in investing activities was $31.1 million in the six months ended June 30, 2013. This use of cash is due to capital expenditures which totaled $31.2 million for the six months ended June 30, 2013. Capital expenditures in 2013 were made for the continuing engineering, procurement and construction of our Greenfield raw sand plant in Sparta, Wisconsin, for the purchase of an existing silica sand processing facility from Quality Sand Products LLC (QSP) in Peru, Illinois, for the construction of our transloads, and for maintenance capital. We also made an initial investment in a new Greenfield site near Utica, Illinois, which may require additional investment in the future.

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

Management anticipates that our capital expenditures for 2013 will be approximately $60-70 million, which is primarily associated with growth and maintenance capital.

Net Cash Provided by Financing Activities

Financing activities consist primarily of equity issuances, capital contributions, borrowings and repayments related to the Revolver and Term Loan, as well as fees and expenses paid in connection with our credit facilities and outstanding checks from our customers.

Net cash provided by financing activities was $7.0 million in the six months ended June 30, 2013. During the period, we had an increase in borrowings under our revolving credit facility of $6.9 million and $2.2 million of proceeds from options exercised, which was offset by a $1.3 million repayment of our long-term debt, $0.4 million in principal payments on our capital lease obligation, and a $0.3 million change in our book overdraft.

Net cash provided by financing activities was $36.2 million in the six months ended June 30, 2012. During the period, we amended and restated the Term Loan to reduce the covenants and restrictions on our activities. In connection with the amendment, we incurred $1.3 million in financing fees which have been capitalized and were being amortized over the remaining life of the loan.

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

The following table presents the total number of shares of our common stock that we purchased during the second quarter of fiscal 2013, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period pursuant to our June 2012 repurchase program:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
April 2013	—		$—	—
May 2013	6,655	(2)	$21.81	—
June 2013	—		$—	—

Total as of June 30, 2013	6,655		$21.81	—	$23,928,275

(1)	The program covering the repurchase of up to $25.0 million of our common stock was announced on June 12, 2012. This program expires on December 11, 2013.
(2)	Represents shares withheld by the Company to pay taxes due upon the vesting of employee restricted stock.

Subsequent to June 30, 2013, we repurchased no additional shares of our common stock. As of August 1, 2013, we are authorized to repurchase up to $23.9 million of our common stock under the program.

Credit Facilities

Revolver

On August 9, 2007, we entered into the Revolver with various banks and other financial institutions as lenders thereunder and Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association) as administrative agent and lender.

On January 31, 2012, the Revolver was amended and restated to reduce the covenants and restrictions on our activities. The Revolver, as amended, contained customary covenants and restrictions on our activities related to, among other things: the incurrence of additional indebtedness; liens; dividends and distributions; investments, acquisitions and speculative transactions; contingent obligations; transactions with affiliates; fundamental changes to our business, property and assets; insurance; sale lease-backs; the ability to change the nature of our business, our fiscal year and our accounting policies; the ability to amend or waive any of the terms of any permitted subordinated debt, the Term Loan and our organizational documents; designations of senior debt other than the Revolver obligations and the Term Loan obligations; and the performance of material contracts, including intellectual property licenses. The Revolver also required that we maintain (a) during any fiscal quarter, if excess availability fell below $6.5 million, a fixed charge coverage ratio of not less than 1.10 to 1.00 until excess availability was equal to or greater than $10.0 million and (b) aggregate excess availability of not less than $5.0 million at all times.

On December 31, 2012, we again amended our Revolver. The primary revisions to the Revolver included an increase of the commitment under the Agreement from $35 million to $50 million, and the letter of credit sublimit from $15 million to $20 million; provided, however, that the aggregate principal amount of the loans and letters of credit obligations outstanding at any one time did not exceed the borrowing base as calculated pursuant to the Agreement. The amendment also extended the termination date of the Revolver from October 31, 2015 to October 31, 2016, reduced prices and fees on borrowings, letters of credit and unused commitments and added an additional subsidiary, Coated Sand Solutions, as a co-borrower.

Borrowing availability under the Revolver was determined by a formula that considers eligible accounts receivable and inventory less any outstanding letters of credit plus a reserve for derivatives. We had $6.9 million of borrowings outstanding as of June 30, 2013 and $10.0 million of outstanding letters of credit, which left $33.1 million available under the Revolver.

Borrowings under the Revolver were subject to the accuracy of representations and warranties in all material respects and the absence of any defaults under the Revolver and the Term Loan.

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

On January 31, 2012, we again amended and restated the Term Loan to reduce the covenants and restrictions on our activities. The Term Loan, as amended, contained customary covenants and restrictions on our activities related to, among other things: the incurrence of additional indebtedness; liens and negative pledges; dividends and distributions; investments and acquisitions; contingent obligations; transactions with stockholders (holders of at least 10% of the equity securities) and affiliates; fundamental changes to our business, property and assets; sale lease-backs; the ability to change the nature of our business, our fiscal year and our accounting policies; the ability to amend or waive any of the terms of the Revolver and other material agreements; designations of senior debt other than the Term Loan obligations and the Revolver obligations; and the performance of material contracts, including real property leases and intellectual property licenses.

Refinancing

On July 23, 2013, we refinanced our existing senior secured debt by amending our Term Loan and replacing our Revolver. The Term Loan amendment refinanced our existing senior debt by entering into a new $425 million senior secured credit facility, consisting of a $375 million Term Loan and a $50 million revolving credit facility that may also be used for swingline loans (up to $5 million) or letters of credit (up to $20 million). The Term Loan amendment also, among other things, removed and amended certain financial and other covenants to provide additional operating flexibility, and lowered interest rates on borrowed amounts. The existing Revolver was terminated. The Term Loan will expire on July 23, 2020 and the revolving credit facility will expire on July 23, 2018. A portion of the Term Loan proceeds were used to repay our existing $255 million term loan and amounts outstanding under the Revolver and to pay for fees and expenses associated with the refinancing. The additional proceeds available from the Term Loan, including the new revolving credit facility, will be available for working capital, capital expenditures, acquisitions, dividends, and other general corporate purposes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

There have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2012 Annual Report, other than new lease obligations of approximately $0.6 million per month.

As of June 30, 2013, debt had increased by $5.7 million to $261.1 million compared to $255.4 million at December 31, 2012, due to scheduled principal repayments of $0.7 million, offset by borrowing on the Revolver of $6.9 million. As of June 30, 2013, future debt payments excluding the Revolver, plus interest, totaled $297.9 million and are due as follows: $7.3 million in 2013; $14.6 million in 2014; $14.5 million in 2015; $135.8 million in 2016; $125.7 million in 2017; and $0 million thereafter.

As described in Note N, future minimum lease payments totaled $61.9 million and are due as follows: $12.9 million in 2013; $11.4 million in 2014; $10.6 million in 2015; $8.6 million in 2016; $6.5 million in 2017; and $11.9 million thereafter.

Environmental Matters

We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. We may also from time to time incur fines and penalties associated with noncompliance with such laws and regulations. In particular, on September 8, 2011 we voluntarily disclosed potential violations of air emission permits at our Rockwood, Michigan facility to the EPA and the Michigan Department of Environmental Quality, and while no proceedings have been instituted at this time by either agency we could incur penalties or be subject to other requirements in the future as a result of such potential violations. As of June 30, 2013, we had $6.9 million accrued for future reclamation costs, as compared to $6.7 million as of December 31, 2012.

We discuss certain environmental matters relating to our various production and other facilities, certain regulatory requirements relating to human exposure to crystalline silica and our mining activity and how such matters may affect our business in the future under Part I, Item 1A, “Risk Factors” and Part I, Item 3, “Legal Proceedings” in our 2012 Annual Report.

Non-GAAP Financial Performance Measures

Segment Contribution Margin

Oil & Gas Proppants contribution margin increased $2.2 million, or 7%, to $35.5 million for the three months ended June 30, 2013 compared to $33.3 million for the three months ended June 30, 2012. Oil & Gas Proppants contribution margin increased $3.3 million, or nearly 5%, to $71.6 million for the six months ended June 30, 2013 compared to $68.3 million for the six months ended June 30, 2012. Both increases were due to the following specific factors: increased sales due to an increase in tons of product sold driven by continued year over year growth in the demand for our frac sands and natural proppants; offset by slightly lower average selling prices due to lower contract pricing effective at the beginning of 2013 and a softer pricing environment for some frac sand grades; also offset by increased cost of goods sold as a percentage of sales due to additional transportation costs driven by increased sales through transloads (these costs are typically passed onto customers).

Industrial & Specialty Products contribution margin increased $1.3 million, or 9.5%, to $15.4 million for the three months ended June 30, 2013 compared to $14.0 million for the three months ended June 30, 2012 due to the following specific factors: increased sales of higher value products, offset by a marginal decline in sales volume primarily due to weakness in sales to the glass market.

Industrial & Specialty Products contribution margin increased $2.2 million, or 8%, to $28.6 million for the six months ended June 30, 2013 compared to $26.4 million for the six months ended June 30, 2012 due to the following specific factors: a shift of product mix to higher value products and lower labor costs and lower maintenance and repair costs as a percentage of sales, offset by a decrease in volume.

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

The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$20,192	$19,451	$37,469	$38,564
Total interest expense, net of interest income	3,522	3,383	7,074	7,146
Provision for taxes	6,878	7,287	13,364	14,319
Total depreciation, depletion and amortization expenses	8,890	5,974	17,168	11,952

EBITDA	39,482	36,095	75,075	71,981
Non-recurring expense (income)(1)	—	—	—	(439)
Transaction expenses(2)	—	—	—	156
Non-cash incentive compensation(3)	704	493	1,382	1,147
Post-employment expenses (excluding service costs)(4)	586	404	1,172	1,009
Other adjustments allowable under our existing credit agreements(5)	213	120	2,143	245

Adjusted EBITDA	$40,985	$37,112	$79,772	$74,099

(1)	Includes the gain on sale of assets for the six months ended June 30, 2012, respectively.
(2)	Includes fees and expenses related to the January 27, 2012 amendment of our Term Loan and Revolver.
(3)	Includes vesting of incentive equity compensation issued to our employees.
(4)

Includes net pension cost and net post-retirement cost relating to pension and other post-retirement benefit obligations during the applicable period, but in each case excluding the service cost relating to benefits earned during such period. See Note Q to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(5)

Reflects miscellaneous adjustments permitted under the Term Loan and the Revolver, including such items as expenses related to secondary stock offerings by Golden Gate Capital and reviewing growth initiatives and potential acquisitions.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2013, we have assessed that the impact of the credit valuation adjustments on the overall valuation of our derivative positions is not significant. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes the fair value of our derivative instruments at June 30, 2013 and December 31, 2012.

		June 30, 2013			December 31, 2012
	Maturity Date	Contract/Notional Amount	Carrying Amount	Fair Value	Contract/Notional Amount	Carrying Amount	Fair Value
Interest rate cap agreement(1)	2013	$—	$—	$—	$130 million	$—	$—
	2016	$128 million	$198	$198	$—	$—	$—

(1)	Agreements limit the LIBOR floating interest rate base to 4.0%.

We have designated these contracts as qualified cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings. We had no ineffective contracts as of June 30, 2013.

Assuming that LIBOR is greater than the 1.0% minimum base rate on the Term Loan, a hypothetical increase or decrease in interest rates by 1.0% would have changed our interest expense by $0.2 for the three months ended June 30, 2013 and $0.4 for the six months ended June 30, 2013.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of the above developments, the filing rate of new claims against us over the past three years has decreased to below pre-2001 levels, and we were named as a defendant in ten, three and two new silicosis cases filed in 2010, 2011 and 2012, respectively. During the first six months of 2013, no additional claims were brought against us. As of August 1, 2013, there are a total of approximately 92 active silica-related products liability claims pending in which we were a defendant and approximately 3,147 inactive claims. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media, and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for both our predecessors that cover certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to certain insurance). As a result of a settlement with a former owner of ours and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us, and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf.

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

As of June 30, 2013, there have been no material changes to the risk factors disclosed in Item 1A of Part I in our 2012 Annual Report.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of August, 2013.

U.S. Silica Holdings, Inc.

/s/ DONALD A. MERRIL
Name:	Donald A. Merril
Title:	Chief Financial Officer
(Principal Financial Officer)

S-1

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of U.S. Silica Holdings, Inc., effective January 31, 2012.	8-K	001-35416	3.1	February 6, 2012

3.2	Second Amended and Restated Bylaws of U.S. Silica Holdings, Inc., effective January 31, 2012.	8-K	001-35416	3.2	February 6, 2012

4.1	Specimen Common Stock Certificate.	S-1/A	333-175636	4.1	December 7, 2011

4.2	Registration Rights Agreement, dated January 31, 2012, by and between U.S. Silica Holdings, Inc. and GGC USS Holdings, LLC.	8-K	001-35416	4.2	February 6, 2012

10.1	Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of July 23, 2013	8-K	001-35416	10.1	July 29, 2013

31.1*	Rule 13a-14(a)/15(d)-14(a) Certification by Bryan A. Shinn, Chief Executive Officer.

31.2*	Rule 13a-14(a)/15(d)-14(a) Certification by Donald A. Merril, Chief Financial Officer.

32.1*	Section 1350 Certification by Bryan A. Shinn, Chief Executive Officer.

32.2*	Section 1350 Certification by Donald A. Merril, Chief Financial Officer.

95.1*	Mine Safety Disclosure

99.1*	Consent of The Freedonia Group, Inc.

101*	101.INS XBRL Instance

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