Form 10-Q
period 2013-09-30
U.S. SILICA HOLDINGS, INC.
filed 2013-11-07
CIK 1524741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

As of November 4, 2013, 53,400,850 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

U.S. Silica Holdings, Inc.

FORM 10-Q

For the Quarter Ended September 30, 2013

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

U.S. SILICA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$128,687	$61,022
Short-term investments	24,986	—
Accounts receivable, net	74,661	59,564
Inventories, net	59,127	39,835
Prepaid expenses and other current assets	10,826	6,738
Deferred income tax, net	9,979	10,108
Income tax deposits	2,629	—

Total current assets	310,895	177,267

Property, plant and mine development, net	437,748	414,218
Debt issuance costs, net	5,475	2,111
Goodwill	68,403	68,403
Trade names	10,436	10,436
Customer relationships, net	6,223	6,531
Other assets	9,325	7,844

Total assets	$848,505	$686,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Book overdraft	$3,651	$5,390
Accounts payable	40,600	37,333
Dividends payable	6,681	—
Accrued liabilities	10,755	9,481
Accrued interest	45	2
Current portion of capital lease	266	—
Current portion of long-term debt	3,487	2,433
Income tax payable	—	20,596
Current portion of deferred revenue	—	4,855

Total current liabilities	65,485	80,090

Long-term debt	368,835	252,992
Liability for pension and other post-retirement benefits	50,672	52,747
Deferred income tax, net	63,433	59,111
Other long-term obligations	12,434	10,176

Total liabilities	560,859	455,116

Commitments and contingencies

Stockholders’ Equity:
Common stock	533	529
Preferred stock	—	—
Additional paid-in capital	172,024	163,579
Retained earnings	128,219	82,731
Treasury stock, at cost	—	(970)
Accumulated other comprehensive loss	(13,130)	(14,175)

Total stockholders’ equity	287,646	231,694

Total liabilities and stockholders’ equity	$848,505	$686,810

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales	$144,372	$115,885	$396,511	$323,075
Cost of goods sold (excluding depreciation, depletion and amortization)	90,983	69,706	245,692	185,547
Operating expenses
Selling, general and administrative	12,800	10,135	35,303	29,757
Depreciation, depletion and amortization	9,152	5,968	26,320	17,920

	21,952	16,103	61,623	47,677

Operating income	31,437	30,076	89,196	89,851
Other (expense) income
Interest expense	(4,144)	(3,326)	(11,255)	(10,551)
Early extinguishment of debt	(480)	—	(480)	—
Other income, net, including interest income	260	348	445	681

	(4,364)	(2,978)	(11,290)	(9,870)

Income before income taxes	27,073	27,098	77,906	79,981
Income tax expense	(5,739)	(8,302)	(19,103)	(22,621)

Net income	$21,334	$18,796	$58,803	$57,360

Earnings per share:
Basic	$0.40	$0.36	$1.11	$1.09
Diluted	$0.40	$0.36	$1.10	$1.09

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited; dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$21,334	$18,796	$58,803	$57,360
Other comprehensive income:
Unrealized gain (loss) on derivatives (net of tax of $(71) and $83 for the three months ended September 30, 2013 and 2012, respectively, and $81 and $108 for the nine months ended September 30, 2013 and 2012, respectively)	(111)	2	127	163
Unrealized gain (loss) on investments (net of tax of $(4) and $0 for the three and nine months ended September 30, 2013 and 2012, respectively)	(10)	—	(10)	—
Pension and other post-retirement benefits liability adjustment (net of tax of $157 and $88 for the three months ended September 30, 2013 and 2012, respectively, and $591 and $381 for the nine months ended September 30, 2013 and 2012, respectively)	246	137	928	598

	125	139	1,045	761

Comprehensive income	$21,459	$18,935	$59,848	$58,121

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net income	$58,803	$57,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	26,320	17,920
Debt issuance amortization	461	381
Original issue discount amortization	144	126
Early extinguishment of debt	480	—
Deferred income taxes	4,452	5,734
(Gain)/loss on disposal of property, plant and equipment	(2)	(469)
Deferred revenue	(4,855)	(5,457)
Equity-based compensation	2,236	1,662
Excess tax benefit from equity-based compensation	(823)	—
Other	(319)	437
Changes in assets and liabilities:
Accounts receivable	(15,097)	(13,102)
Inventories	(19,292)	(6,921)
Prepaid expenses and other current assets	(4,088)	(38)
Income taxes	(22,402)	14,092
Accounts payable and accrued liabilities	4,541	10,559
Advisory services termination fee to holding company	—	(8,000)
Accrued interest	43	153
Liability for pension and other post-retirement benefits	(2,075)	(4,448)

Net cash provided by operating activities	28,527	69,989

Investing activities:
Capital expenditures	(46,835)	(74,868)
Purchase of short-term investments	(25,000)	—
Proceeds from sale of property, plant and equipment	167	1,255

Net cash used in investing activities	(71,668)	(73,613)

Financing activities:
Proceeds from issuance of common stock in initial public offering	—	50,000
Dividends paid	(6,634)	—
Repurchase of common stock	—	(1,072)
Issuance of treasury stock	—	22
Proceeds from options exercised	6,505	—
Excess tax benefit from equity-based compensation	823	—
Vesting of restricted stock	(145)	—
Increase in long-term debt	373,791	—
Repayment of long-term debt	(257,016)	(1,950)
Change in book overdraft	(1,739)	910
Prepayment penalties	(250)	—
Principal payments on capital lease obligations	(478)	—
Financing fees	(4,051)	(1,304)
Common stock issuance costs	—	(9,171)

Net cash provided by financing activities	110,806	37,435

Net increase/(decrease) in cash and cash equivalents	67,665	33,811
Cash and cash equivalents, beginning of period	61,022	59,199

Cash and cash equivalents, end of period	$128,687	$93,010

Non-cash investing and financing activities:
Contribution of note payable and accrued interest by holding company	$—	$16,692
Capital lease obligations incurred to acquire assets	744	—

Supplemental cash flow information:
Cash paid during the period for:
Interest	$10,774	$9,339
Taxes	$37,719	$3,253

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

On November 25, 2008, we issued 1,000 shares of our common stock to our then sole stockholder, GGC Holdings, for an aggregate purchase price of $10.00. The shares were issued in reliance on Section 4(2) of the Securities Act because the sale of the securities did not involve a public offering. Appropriate legends were affixed to the securities issued in this transaction. On July 8, 2011, our Board of Directors approved, and we subsequently filed, an Amended and Restated Certificate of Incorporation which, among other things, increased the authorized shares of common stock to 100 million shares. The Amended and Restated Certificate of Incorporation also created a 50,000-for-one split of our common stock. All of our common stock share and per share data contained in the financial statements has been retroactively adjusted to reflect this stock split for all periods presented.

On January 31, 2012, the Certificate of Incorporation was amended and restated to increase the authorized shares of common stock to 500 million shares, and to authorize 10 million shares of preferred stock.

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

On January 31, 2012, simultaneously with the initial public offering of our common stock, GGC USS Holdings, LLC (“GGC Holdings”), our sole stockholder prior to the IPO and now our largest stockholder, contributed to us all of the stock of its wholly-owned subsidiary, GGC RCS Holdings, Inc., and its operating subsidiary, Coated Sand Solutions, LLC. Prior to this transaction, GGC RCS Holdings, Inc. had a $15.0 million note payable to GGC Holdings which, together with accrued interest of $1.7 million, was converted to an equity contribution by GGC Holdings, simultaneously with the IPO. Coated Sand Solutions, LLC owns facilities to produce resin-coated sand.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements as of and for the three and nine months ended September 30, 2013 and 2012 (the “Financial Statements”), present our financial position, results of operations, and cash flows. In consideration of the contribution of GGC RCS Holdings, Inc. to us on January 31, 2012, we and our subsidiaries are presented on a consolidated basis with GGC RCS Holdings, Inc. as of and for the three and nine months ended September 30, 2013 and 2012 and as of the year ended December 31, 2012.

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Although we believe our disclosures are adequate to make the information presented not misleading, you should read the

Financial Statements in this report in conjunction with the combined financial statements and notes to those financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission (“SEC”) on February 26, 2013 (our “2012 Annual Report”). Certain terms not otherwise defined in this Quarterly Report on Form 10-Q have the meanings specified in our 2012 Annual Report.

In our opinion, our Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of September 30, 2013, and December 31, 2012, the results of our operations for the three and nine months ended September 30, 2013 and 2012, and our cash flows for the nine months ended September 30, 2013 and 2012. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.

We follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) guidance for identification and reporting of entities over which control is achieved through means other than voting rights. The guidance defines such entities as Variable Interest Entities (“VIEs”). As of September 30, 2013 and for the periods presented herein, we have identified no entities over which we maintain any level of control that would qualify for consolidation under ASC guidance.

In order to make this report easier to read, we refer throughout to (i) our Condensed Consolidated Balance Sheets as our “Balance Sheets,” (ii) our Condensed Consolidated Statements of Operations as our “Income Statements,” and (iii) our Condensed Consolidated Statements of Cash Flows as our “Cash Flows.”

Unaudited Interim Financial Statements

The accompanying Balance Sheet as of September 30, 2013, the Income Statements for the three and nine months ended September 30, 2013 and 2012; the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and other information disclosed in the related notes are unaudited. The Balance Sheet as of December 31, 2012 was derived from our audited consolidated financial statements as included in our 2012 Annual Report. The accompanying Financial Statements should be read in conjunction with the audited combined financial statements and related notes contained in our 2012 Annual Report.

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

In July 2013, the FASB amended Accounting Standards Codification (“ASC Topic 740”), “Income Taxes.” The amendment provides guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carry-forward, a similar tax loss or a tax credit carry-forward exists. The amendment will be effective for interim and annual periods beginning after December 15, 2013 and may be applied on a retrospective basis. Early adoption is permitted. We do not expect the adoption of this amendment to have a significant effect on our consolidated financial position or results of operations.

NOTE C—EARNINGS PER SHARE

Basic income per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share is computed similarly to basic income per common share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. In accordance with the applicable accounting guidance for calculating earnings per share, we did not include in our calculation of diluted earnings per share for the applicable periods stock options where the exercise prices were greater than the average market prices. The weighted average outstanding stock options excluded were (in thousands) 193 and 169 for the three and nine months ended September 30, 2013, respectively, and 1,384 and 998 for the three and nine months ended September 30, 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$21,334	$18,796	$58,803	$57,360
Less: net income allocated to outstanding restricted stockholders	(74)	—	(116)	—

Net income allocated to common stockholders	$21,260	$18,796	$58,687	$57,360

Weighted-average common stock
Outstanding	53,103	52,873	52,963	52,585
Outstanding assuming dilution	53,429	52,887	53,263	52,628

NOTE D—CAPITAL STRUCTURE AND ACCUMULATED COMPREHENSIVE INCOME

Common Stock

Our Amended and Restated Certificate of Incorporation authorizes up to 500,000,000 shares of common stock, par value of $0.01. Subject to the rights of holders of any series of preferred stock, all of the voting power of the stockholders of Holdings shall be vested in the holders of the common stock. There were 53,384,264 shares of common stock issued and outstanding at September 30, 2013. As of September 30, 2012, there were 52,843,176 shares issued and outstanding. On July 29, 2013, our Board of Directors declared a quarterly cash dividend of $0.125 per share to common stockholders of record at the close of business on September 19, 2013, payable on October 3, 2013.

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

There are no shares of preferred stock issued or outstanding at September 30, 2013 and 2012. At present, we have no plans to issue any preferred stock.

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

As part of the program, as of September 30, 2013, we have repurchased 100,000 shares of our common stock at an average price of $10.72 and are authorized to repurchase up to an additional $23.9 million of our common stock. As of September 30, 2013, all of the 100,000 shares repurchased to date have been re-issued to satisfy employee option exercises.

Stockholders’ Equity

The following table presents the activity included in stockholders’ equity during the nine months ended September 30, 2013.

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2012	$529	$(970)	$163,579	$82,731	$(14,175)	$231,694
Net Income	—	—	—	58,803	—	58,803
Other comprehensive income, net of tax	—	—	—	—	1,045	1,045
Proceeds from options exercised	4	1,115	5,386	—	—	6,505
Shares withheld to pay taxes due upon vesting of restricted stock	—	(145)	—	—	—	(145)
Cash dividends declared ($0.250 per share of common stock)	—	—	—	(13,315)	—	(13,315)
Equity-based compensation	—	—	2,236	—	—	2,236
Excess tax benefit from equity-based compensation	—	—	823	—	—	823

Balance at September 30, 2013	$533	$—	$172,024	$128,219	$(13,130)	$287,646

Accumulated Other Comprehensive Income

Accumulated other comprehensive income (loss) consists of fair value adjustments associated with cash flow hedges and accumulated adjustments for net experience losses and prior service cost related to employee benefit plans. The following table presents the changes in accumulated other comprehensive income by component during the nine months ended September 30, 2013:

	For the Nine Months Ended September 30, 2013
	Unrealized gain/(loss) on cash flow hedges	Unrealized gain/(loss) on short-term investments	Pension and other postretirement benefits liability	Total
Beginning Balance	$(183)	$—	$(13,992)	$(14,175)
Other comprehensive income (loss) before reclassifications	(57)	(10)	—	(67)
Amounts reclassed from accumulated other comprehensive income	184	—	928	1,112

Ending Balance	$(56)	$(10)	$(13,064)	$(13,130)

The following table presents the reclassifications out of accumulated other comprehensive income (loss) during the nine months ended September 30, 2013:

Details about accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement of operations
Gains and losses on cash flow hedges
Interest rate contracts	$301	Interest expense
	(117)	Tax expense

	$184	Net of tax

Amortization of postretirement benefits liability
Actuarial gains/(losses)	$1,450	(1)
Prior service cost	69	(1)

	$1,519	Total before tax
	(591)	Tax expense

	928	Net of tax

Total reclassifications for the period	$1,112	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see note R).

NOTE E—ACCOUNTS RECEIVABLE

At September 30, 2013 and December 31, 2012, accounts receivable consisted of the following:

	September 30, 2013	December 31, 2012
Trade receivables	$75,588	$56,519
Less: Allowance for doubtful accounts	(1,056)	(1,053)

Net trade receivables	74,532	55,466
Other receivables	129	4,098

Total accounts receivable	$74,661	$59,564

Our five largest customers accounted for approximately 32% and 29% of sales in the nine months ended September 30, 2013 and 2012, respectively. No single individual customer accounted for more than 10% of sales in the nine months ended September 30, 2013 and 2012.

NOTE F—INVENTORIES

At September 30, 2013 and December 31, 2012, inventories consisted of the following:

	September 30, 2013	December 31, 2012
Supplies	$15,275	$13,472
Raw materials and work in process	11,865	10,720
Finished goods	31,987	15,643

Total inventories	$59,127	$39,835

Inventories include spare parts and supplies for routine facilities maintenance, raw stockpiles and silica and other industrial sand available for shipment. We value inventory at the lower of cost or market. Cost is determined using the first-in, first-out and average cost methods. Finished goods increased $16.4 million to $32.0 million as of September 30, 2013 compared to $15.6 million as of December 31, 2012, primarily due to an increase of inventory held at transloads.

NOTE G—PROPERTY, PLANT AND MINE DEVELOPMENT

At September 30, 2013 property, plant and mine development consisted of the following:

	As of September 30, 2013
	Cost	Accumulated Depreciation/ Amortization	Net Book Value
Mining property and mine development	$163,537	$(19,280)	$144,257
Asset retirement cost	6,799	(787)	6,012
Land	25,738	—	25,738
Land improvements	29,550	(6,233)	23,317
Buildings	35,332	(6,032)	29,300
Machinery and equipment	245,234	(71,064)	174,170
Furniture and fixtures	965	(231)	734

	507,155	(103,627)	403,528
Construction-in-progress	34,220	—	34,220

	$541,375	$(103,627)	$437,748

At December 31, 2012 property, plant and mine development consisted of the following:

	As of December 31, 2012
	Cost	Accumulated Depreciation/ Amortization	Net Book Value
Mining property and mine development	$163,538	$(15,778)	$147,760
Asset retirement cost	5,124	(597)	4,527
Land	24,795	—	24,795
Land improvements	27,604	(4,034)	23,570
Buildings	31,558	(4,354)	27,204
Machinery and equipment	221,139	(53,599)	167,540
Furniture and fixtures	915	(142)	773

	474,673	(78,504)	396,169
Construction-in-progress	18,049	—	18,049

	$492,722	$(78,504)	$414,218

Depreciation expense, including depletion and amortization, recognized during the three months ended September 30, 2013 and 2012 was $9.2 million and $6.0 million, respectively, and $26.3 million and $17.9 million for the nine months ended September 30, 2013 and 2012, respectively. The amount of interest costs capitalized in property, plant and equipment was $106 and $308 for the three months ended September 30, 2013 and 2012, respectively, and $365 and $541 for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, we hold $266 of assets under a capital lease obligation.

NOTE H—ACCRUED LIABILITIES

At September 30, 2013 and December 31, 2012, accrued liabilities consisted of the following:

	September 30, 2013	December 31, 2012
Accrued salaries and wages	$2,159	$2,939
Accrued vacation liability	2,263	2,397
Current portion of liability for pension and post-retirement benefits	1,946	1,413
Accrued healthcare liability	1,453	1,278
Other accrued liabilities	2,934	1,454

Total accrued liabilities	$10,755	$9,481

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

NOTE I—DEBT

As discussed below, on July 23, 2013, we refinanced our existing senior secured debt by amending our Term Loan and replacing our existing Revolver. At September 30, 2013 and December 31, 2012, debt consisted of the following:

	September 30, 2013		December 31, 2012
Revolving line-of-credit:	$—	(1)	$—	(2)
(1) Revolver expiring July 23, 2018 (4.75% at September 30, 2013)
(2) Revolver expiring October 31, 2016 (5.0% at December 31, 2012); replaced by (1) on July 23, 2013
Senior secured credit facility:	372,322		255,425
Term loan facility—final maturity July 23, 2020 (4% at September 30, 2013 and 4.75% at December 31, 2012), net of unamortized original issue discount of $1,740 and $675, respectively

Total debt	372,322		255,425
Less: current portion	(3,487)		(2,433)

Total long-term portion of debt	$368,835		$252,992

Revolving Line-of-Credit

As of September 30, 2013, the available borrowing base under our revolving line-of-credit (the “Revolver”) was $50 million, with zero drawn as of that date and $9.3 million allocated for letters of credit, leaving $40.7 million available for general corporate use under this revolving credit agreement.

Debt Maturities

As of September 30, 2013, contractual maturities of our debt are as follows:

2013	$872
2014	3,488
2015	3,490
2016	3,493
2017	3,495
2018	3,498
Thereafter	353,986

$372,322

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

On July 23, 2013, we refinanced our existing senior secured debt by amending our Term Loan and replacing our existing Revolver. The Term Loan amendment refinanced our existing senior debt by entering into a new $425 million senior secured credit facility, consisting of a $375 million Term Loan and a $50 million new Revolver that may also be used for swingline loans (up to $5 million) or letters of credit (up to $20 million). The Term Loan amendment also, among other things, removed and amended certain financial and other covenants to provide additional operating flexibility, and lowered interest rates on borrowed amounts. The existing Revolver was terminated. The Term Loan will expire on July 23, 2020 and the new Revolver will expire on July 23, 2018. As a result of refinancing our Term Loan and replacing our Revolver, we expensed $1.6 million of costs consisting of $1.1 million related to third party fees in selling, general, and administrative expenses and $0.5 million related to early extinguishment of debt.

Our senior secured credit facility is secured by substantially all of our assets and a pledge of the equity interests in certain of our subsidiaries. The facility contains covenants that, among other things, govern our ability to create, incur or assume indebtedness and liens, to make acquisitions or investments, to pay dividends and to sell assets. The facility also requires us to maintain a consolidated leverage ratio of no more than 3.75:1.00 as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 25% of the Revolver commitment. As of September 30, 2013, we are in compliance with all covenants in accordance with our senior secured credit facility.

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

As of September 30, 2013 and December 31, 2012, we had recorded a liability of $8.7 million and $6.7 million in other long-term obligations related to our asset retirement obligation. Changes in the asset retirement obligation during the nine month period ended September 30, 2013 and the year ended December 31, 2012, respectively, are as follows:

	September 30, 2013	December 31, 2012(1)
Beginning balance	$6,659	$9,504
Liabilities settled/payments	—	—
Accretion expense	343	658
Additions, revisions of prior estimates and other	1,675	(3,503)

Ending balance	$8,677	$6,659

(1)	Represents change in the asset retirement obligation during the 12-month period ended December 31, 2012.

NOTE K—FAIR VALUE ACCOUNTING

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Cash equivalents

Due to the short-term maturity, we believe that our cash equivalent instruments at September 30, 2013 and December 31, 2012 approximate their reported carrying values.

Short-Term Investments

In general, the fair value of our short-term investments is based on quoted prices for similar assets in active markets, or for identical assets or similar assets in markets in which there were fewer transactions. Money market mutual funds are based on calculated net asset value. Variable rate demand obligations underwritten and remarketed by a financial institution are priced at par value.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2013, we have assessed that the impact of the credit valuation adjustments on the overall valuation of our derivative positions is not significant. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

In accordance with the fair value hierarchy, the following table presents the fair value of those assets that we measure at fair value on a recurring basis:

	September 30, 2013			December 31, 2012
	Level 1	Level 2	Total	Level 1	Level 2	Total
Short-term investments	$19,119	$5,867	$24,986	$—	$—	$—
Interest rate derivatives	—	150	150	—	11	11

Net asset	$19,119	$6,017	$25,136	$—	$11	$11

NOTE L—SHORT-TERM INVESTMENTS

We have segregated funds into designated accounts with an investment broker who manages our short-term investment portfolio. Those funds are held on an available-for-sale basis and are therefore reported at fair value on the balance sheet.

The following table summarizes our available-for-sale short-term investments as of September 30, 2013:

	Aggregate Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$11,538	$—	$—	$11,538
Fixed income securities:
Certificates of deposit	7,595	—	(14)	7,581
Variable Rate Demand Obligations	5,867	—	—	5,867

Total available-for-sale investments	$25,000	$—	$(14)	$24,986

NOTE M—DERIVATIVE INSTRUMENTS

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

In connection with the Term Loan, we entered into two interest rate cap agreements that effectively place an upper limit for one-month LIBOR at 4.0% on the interest rate charged for $130.0 million of our floating rate Term Loan. On March 31, 2012, one of the agreements with a notional amount of $100.0 million matured. Concurrently with the maturity, the notional amount of a second agreement with an original notional amount of $30.0 million automatically increased to $130.0 million per the terms of the contract. On June 30, 2013 the second agreement matured. No additional expense was reclassified from accumulated other comprehensive income or recognized directly in earnings as a result of the maturity or adjustment. We entered into two interest rate cap agreements on April 8, 2013 and September 6, 2013 with a notional amount of $128 million and $60 million, respectively, which effectively place an upper limit for three-month LIBOR at 4.0%.

We assess the effectiveness of our hedges in offsetting the variability in the cash flow of the hedged obligations on a quarterly basis. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in equity as accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the nine months ended September 30, 2013 and the year ended December 31, 2012, we had no ineffectiveness for such contracts.

The following table summarizes the fair value of our derivative instruments. See Note K on fair value accounting for additional disclosures regarding the estimated fair values of our derivative instruments at September 30, 2013 and December 31, 2012.

		September 30, 2013			December 31, 2012
	Maturity Date	Contract/Notional Amount	Carrying Amount	Fair Value	Contract/Notional Amount	Carrying Amount	Fair Value
Interest rate cap agreement(1)	2013	$—	$—	$—	$130 million	$—	$—
	2016	$188 million	$150	$150	$—	$—	$—

(1)	Agreements limit the LIBOR floating interest rate base to 4%.

We have designated these contracts as qualified cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings.

The following table summarizes the effect of our derivatives instruments on our income statements and our condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Deferred gain (loss) from derivatives in OCI, beginning of period	$55	$(248)	$(183)	$(409)
Gain (loss) recognized in OCI from derivative instruments	(112)	—	(57)	(11)
Gain (loss) reclassified from Accumulated OCI into income	1	2	184	174

Deferred gain (loss) from derivatives in OCI, end of period	$(56)	$(246)	$(56)	$(246)

NOTE N—EQUITY-BASED COMPENSATION

We recognize the cost of employee services rendered in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of the grant. Compensation expense for equity units is recognized, on a straight-line basis, net of forfeitures, over the requisite service period for the fair value of the awards that actually vest.

As of September 30, 2013, we maintain two equity incentive plans (i) the GGC USS Holdings, LLC Management Equity Program (the “Equity Program”), and (ii) the U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan (the “2011 Plan”). The Equity Program granted Class C and Class D member units in GGC Holdings to three members of executive management; one of whom continues to be employed by us at September 30, 2013. The 2011 Plan provides for grants of stock options, stock appreciation rights, restricted stock and other incentive-based awards.

For awards granted under the Equity Program, we recognized $27 and $55 of compensation expense during the three months ended September 30, 2013 and 2012, respectively, and $82 and $164 during the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, there was $119 of total unrecognized compensation expense related to equity incentive shares, which is expected to be recognized over a weighted-average period of approximately 1.08 years.

For awards granted under the 2011 Plan, we recognized $827 and $459 of compensation expense during the three months ended September 30, 2013 and 2012, respectively and $2,154 and $1,498 during the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, there was $7.0 million of total unrecognized compensation expense related to equity incentive awards, which is expected to be recognized over a weighted-average period of approximately 2.63 years.

NOTE O—LEASES

We are obligated under certain operating leases and rental agreements for railroad cars, office space, mining property, mining/processing equipment and transportation and other equipment. Future minimum annual commitments under such operating leases at September 30, 2013 are as follows:

2013	14,752
2014	15,772
2015	14,062
2016	11,844
2017	9,678
Thereafter	23,092

Total future lease commitments	$89,200

Expense related to operating leases and rental agreements was $4.5 million and $3.2 million for the three months ended September 30, 2013 and 2012, respectively, and $10.9 million and $8.7 million for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, we have a capital lease obligation of $266 which is expected to be repaid in 2013. We had no obligation under a capital lease as of September 30, 2012.

NOTE P—COMMITMENTS AND CONTINGENCIES

Our operating subsidiary, U.S. Silica Company (“U.S. Silica”), has been named as a defendant in various product liability claims alleging silica exposure causing silicosis. During the nine months ended September 30, 2013, three new claims were brought against U.S. Silica. As of September 30, 2013, there were 93 active silica-related products liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on our financial position or results of operations.

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

We have recorded estimated liabilities for these claims in other long-term obligations as well as estimated recoveries under the indemnity agreement and an estimate of future recoveries under insurance in other assets on our consolidated balance sheets. As of September 30, 2013 and December 31, 2012, other noncurrent assets included $247 for insurance for third-party products liability claims and other long-term obligations included $1.2 million and $1.3 million, respectively, in third-party products claim liability.

NOTE Q—INCOME TAXES

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

At the end of each reporting period as presented, there were no material amounts of interest and penalties recognized in the statement of operations or balance sheets. We have no material unrecognized tax benefits or any known material tax contingencies at September 30, 2013 and December 31, 2012. Tax returns filed with the IRS for the years 2010 through 2012 along with tax returns filed with numerous state entities remain subject to examination.

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

We are evaluating the potential impact of the final regulations released on September 13, 2013 concerning amounts paid to acquire, produce or improve tangible property and recovery of basis upon disposition. Because the revenue procedures governing the tangible property regulations will not be issued until the fourth quarter or later, we are still determining whether or not any changes in accounting method will be required and if they will result in a material impact to our financial statements. At this time, we do not anticipate there being a material impact.

NOTE R—PENSION AND POST-RETIREMENT BENEFITS

We maintain a noncontributory defined benefit pension plan covering certain employees. Net periodic pension benefit cost recognized for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$(320)	$(280)	$(960)	$(839)
Interest cost	(1,049)	(1,183)	(3,148)	(3,550)
Expected return on plan assets	1,265	1,345	3,796	4,036
Amortization of prior service cost	(21)	(6)	(63)	(20)
Amortization of net (gain) loss	(455)	(270)	(1,366)	(809)

Net periodic benefit cost	$(580)	$(394)	$(1,741)	$(1,182)

In addition, we provide defined benefit post-retirement healthcare and life insurance benefits to some employees. Net periodic post-retirement benefit cost recognized for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$(24)	$(33)	$(139)	$(149)
Interest cost	(116)	(192)	(622)	(785)
Expected return on plan assets	1	1	3	3
Amortization of net (gain) loss	(11)	(29)	(159)	(219)

Net periodic benefit cost	$(150)	$(253)	$(917)	$(1,150)

We contributed $1.5 and $1.7 million to the qualified pension plan during the three months ended September 30, 2013 and 2012, respectively, and $2.3 and $4.8 during the nine months ended September 30, 2013 and 2012, respectively. Total expected employer funding contributions during the fiscal year ending December 31, 2013 are $2.3 million for the pension plan, and $1.2 million for the post-retirement medical and life plan.

NOTE S—OBLIGATIONS UNDER GUARANTEES

We have indemnified St. Paul Travelers (“Travelers”) against any loss Travelers may incur in the event that holders of surety bonds, issued on our behalf by Travelers, execute the bonds. As of September 30, 2013, Travelers had $7.4 million in bonds outstanding for us. The majority of these bonds ($7.2 million) relate to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to such indefinite purposes as licenses, permits, and tax collection.

We have indemnified Safeco Insurance Company of America (“Safeco”) against any loss Safeco may incur in the event that holders of surety bonds, issued on our behalf by Safeco, execute the bonds. As of September 30, 2013, Safeco had $513 in bonds outstanding for us. These are all reclamation bonds.

U.S. Silica is the contingent guarantor of Kanawha Rail Corporation’s (“KRC”) obligations as lessee of 199 covered hopper railroad cars, which are used by U.S. Silica to ship sand to its customers. KRC’s obligation as lessee includes paying monthly rent of $66 until June 30, 2015, maintaining the cars, paying for any cars damaged or destroyed, and indemnifying all other parties to the lease transaction against liabilities including any loss of certain tax benefits. By separate agreement between U.S. Silica and KRC, KRC may, upon the occurrence of certain events, assign the lease obligations to U.S. Silica, but none of these events have occurred.

NOTE T—RELATED PARTY TRANSACTIONS

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

On February 6, 2012, we paid $8.0 million to Golden Gate Capital to terminate the advisory agreement previously entered into in connection with the Golden Gate Capital Acquisition. The $8.0 million termination fee was accrued for at December 31, 2011 and no additional expense was recognized during the year ended December 31, 2012 or as of the three and nine months ended September 30, 2013.

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

NOTE U—SEGMENT REPORTING

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

The following table presents sales and segment contribution margin for the reporting segments and other operating results not allocated to the reported segments for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales:
Oil & Gas Proppants	$94,174	$64,538	$245,428	$172,845
Industrial & Specialty Products	50,198	51,347	151,083	150,230

Total sales	144,372	115,885	396,511	323,075
Segment contribution margin:
Oil & Gas Proppants	40,129	34,236	111,766	102,563
Industrial & Specialty Products	14,546	14,184	43,150	40,568

Total segment contribution margin	54,675	48,420	154,916	143,131
Operating activities excluded from segment cost of goods sold	(1,286)	(2,241)	(4,097)	(5,603)
Selling, general and administrative	(12,800)	(10,135)	(35,303)	(29,757)
Depreciation, depletion and amortization	(9,152)	(5,968)	(26,320)	(17,920)
Interest expense	(4,144)	(3,326)	(11,255)	(10,551)
Early extinguishment of debt	(480)	—	(480)	—
Other income, net, including interest income	260	348	445	681

Income before income taxes	$27,073	$27,098	$77,906	$79,981

Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. As of September 30, 2013 and December 31, 2012, goodwill of $68.4 million has been allocated to these segments with $47.7 million assigned to Oil & Gas Proppants and $20.7 million to Industrial and Specialty Products.

NOTE V—SUBSEQUENT EVENTS

On October 3, 2013 we paid a cash dividend of $0.125 per share to common stockholders of record on September 19, 2013, as had been declared by our Board of Directors on July 29, 2013.

On October 24, 2013, our Board of Directors declared a quarterly cash dividend of $0.125 per share to common stockholders of record at the close of business on December 16, 2013, payable on January 3, 2014.

On November 4, 2013, our Board of Directors extended our $25.0 million stock repurchase program through December 11, 2014. This program had been scheduled to expire on December 11, 2013.

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

Overview

As of September 30, 2013, we are one of the largest domestic producers of commercial silica, a specialized mineral that is a critical input into a variety of attractive end markets. During our 113-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 250 products to customers across these markets. In our largest end market, Oil & Gas Proppants, our frac sand is used to stimulate and maintain the flow of hydrocarbons in oil and natural gas wells. This segment of our business is experiencing rapid growth due to recent technological advances in the hydraulic fracturing process, which have made the extraction of large volumes of oil and natural gas from U.S. shale formations economically feasible. Our silica is also used as an economically irreplaceable raw material in a wide range of industrial applications, including glassmaking and chemical manufacturing. Additionally, in recent years a number of attractive new end markets have developed for our high-margin, performance silica products, including high-performance glass, specialty coatings, polymer additives and geothermal energy systems.

We operate 15 facilities across the United States and control 300 million tons of reserves. We own one of the largest frac sand processing plants in the United States and control approximately 140 million tons of reserves that can be processed to meet American Petroleum Institute (API) frac sand size specifications. Our operations are organized into two segments based on end markets served: (1) Oil & Gas Proppants and (2) Industrial & Specialty Products. Our segments are complementary because our ability to sell to a wide range of customers across end markets allows us to maximize recovery rates in our mining operations, optimize our asset utilization and reduce the cyclicality of our earnings.

Recent Trends and Outlook

U. S. demand for industrial silica has been growing steadily. According to The Freedonia Group, Inc. (“Freedonia”), demand for industrial silica sand grew at a 4% compound annual growth rate (“CAGR”) from 2001 to 2011. This increase in demand was driven primarily by hydraulic fracturing, which grew at a 27% CAGR from 2001 to 2011, according to the most recent related Freedonia report dated October 2012. More recently, the recovery of the U.S. housing and automotive markets has also positively affected silica related to those markets such as glass, building materials, foundry and fillers and extenders. Trends driving the acceleration in demand include:

•

Increased demand in the oil and gas proppants end market. The increased demand for frac sand has been driven by the growth in the use of hydraulic fracturing as a means to extract hydrocarbons from shale formations. According to a Freedonia report dated August 2013, domestic proppant producers are expected to experience annual increases in demand of 11% through 2017. We expect continued growth of horizontal drilling. The industry may experience temporary fluctuations in demand and price as the market adjusts to changing supply and demand due to energy pricing fluctuations. We significantly expanded our sales efforts to the frac sand market in 2008 and have since experienced rapid growth in our sales associated with our oil and gas activities.

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

Our Strategy

The key drivers of our growth strategy include:

•

Expand our oil and gas proppant production capacity and product portfolio. Beginning in the fourth quarter of 2011, we executed several initiatives to increase our frac sand production capacity and augment our proppant product portfolio. At our Ottawa, Illinois facility, we implemented operating improvements and installed a new dryer and six mineral separators to increase our annual frac sand production capacity by 900,000 tons. At our Rockwood, Michigan facility, we added 250,000 tons of annual frac sand production capacity by installing an entirely new processing circuit. In the first quarter of 2013, our new resin-coated sand facility became fully operational, with capacity to resin coat up to 400 million pounds of sand annually. In 2013, our Sparta, Wisconsin facility became fully operational with an annual raw sand production capacity of 1,700,000 tons. Also in 2013 we made an initial investment in a new Greenfield site near Utica, Illinois. When fully operational, we expect this facility to have an annual capacity of approximately 1,500,000 tons of raw frac sand. We expect the mine and plant to become fully operational during the first half of 2014.

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

•

Expand our supply chain network and leverage our logistics capabilities to meet our customers’ needs in each strategic oil and gas basin. We continue to expand our transload network to ensure product is available to meet the growing in-basin needs of our customers. This approach allows us to provide strong customer service and puts us in a position to take advantage of opportunistic spot market sales. Our plant sites are strategically located to provide access to all Class I railroads, which enables us to cost effectively send product to each of the strategic basins in North America. We can ship product by truck, barge and rail with an ability to connect to short-line railroads as necessary to meet our customers’ evolving in-basin product needs. For example, in 2013, we opened our San Antonio, Texas unit-train receiving transload facility, which was built in partnership with BNSF railroad to support the Eagle Ford market. We believe that our supply chain network and logistics capabilities are a competitive advantage that enables us to provide superior service for our customers. We will continue to make strategic investments and develop partnerships with transload operators and transportation providers that will enhance our portfolio of supply chain services that we can provide to customers. In 2013, we signed a multi-year agreement with Wildcat Minerals LLC (“Wildcat”) which provides us with potential sand storage and rail capacity at 17 of Wildcat’s sand storage facilities, located near several major unconventional oil and gas shale basins. With the addition of these new sites, we now have in basin storage capacity at 31 transloads located near all of the major shale basins in the United States.

•

Evaluate both Greenfield and Brownfield expansion opportunities and other acquisitions. We will continue to leverage our reputation, processing capabilities and infrastructure to increase production, as well as explore other opportunities to expand our reserve base. We may accomplish this by developing Greenfield projects, where we can capitalize on our technical knowledge of geology, mining and processing and our strong reputation within local communities. For instance, we are evaluating the potential development of a Greenfield project in Eau Claire County, Wisconsin, which, depending on market conditions, could become operational as early as 2015 and potentially add 3,000,000 tons of annual frac sand capacity. Additionally, we are continuing to actively pursue acquisitions to grow, taking advantage of our asset footprint, our management’s experience with high-growth businesses, and our strong customer relationships. Our primary objective is to acquire assets complementary to our Oil & Gas segment, with a focus on mining, processing and logistics to further enhance our market presence, some of which assets have differing levels of frac sand quality. We prioritize acquisitions which provide opportunities to realize synergies (and, in some cases, the acquisition will only be accretive assuming synergies), including entering new geographic and frac sand product markets, acquiring attractive customer contracts, and improving operations. We are in active discussions to acquire assets fitting this strategy, which, if completed, would be “significant” under Regulation S-X and would require additional sources of financing. There can be no assurance that we reach a definitive agreement and complete any of these potential transactions. See the risk factors disclosed in Item 1A of Part I in our 2012 Annual Report, including the risk factor entitled, “If we cannot successfully complete acquisitions or integrate acquired businesses, our growth may be limited and our financial condition may be adversely affected.”

•

Maintain financial strength and flexibility. We intend to maintain financial strength and flexibility to enable us to pursue acquisitions and new growth opportunities as they arise. On December 31, 2012, we amended our Revolver to, among other items, increase the availability under the agreement by $15.0 million and extend the termination date of the agreement to October 31, 2016. On July 23, 2013, we replaced our Revolver and refinanced our existing senior secured debt by amending our Term Loan, increasing the Term Loan amount by $115 million. As of September 30, 2013, we had $128.7 million of cash on hand and $40.7 million of available borrowings under our credit facilities.

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

We primarily sell our products under short-term price agreements or at prevailing market rates. For a limited number of customers, we sell under long-term, competitively-bid contracts. As of November 7, 2013, we have seven take-or-pay supply agreements with seven of our customers in the Oil & Gas Proppants segment with initial terms expiring between 2013 and 2016. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge and that our customers will pay for each product. As discussed in Part I, Item 1A of our 2012 Annual Report, “Risk Factors—A large portion of our sales is generated by our top customers, and the loss of, or significant reduction in, purchases by our largest customers could adversely affect our operations,” these customers may not continue to purchase the same levels of product in the future due to a variety of reasons, contract requirements notwithstanding. Prices under these agreements are generally fixed and subject to upward adjustment in response to certain cost increases. As a result, our realized prices may not grow at rates consistent with broader industry pricing. For example, during periods of rapid price growth, our realized prices may grow more slowly than those of competitors, and during periods of price decline, our realized prices may outperform industry averages. Additionally, at the time the take-or-pay supply agreements were signed, two of these customers provided advance payments for future shipments aggregating $27.0 million (the balance of these payments as recorded on the balance sheet as deferred revenue was zero as of September 30, 2013). A percentage of these advance payments was recognized as revenue with each ton of applicable product shipped to the customer. Collectively, sales to customers with supply agreements accounted for nearly 27% and 31% of our total sales revenues during the three months ended September 30, 2013 and 2012, respectively, and 31% and 18% for the nine months ended September 30, 2013 and 2012, respectively. Although sales under supply agreements, as opposed to short-term price agreements or at prevailing spot market rates, result in us realizing lower margins than we otherwise might during periods of high market prices, we believe such lower margins are offset by the benefits derived from the product mix and sales volume stability afforded by such supply agreements.

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

Operating labor costs represented approximately 11% and 12% of our sales during each of the three months ended September 30, 2013 and 2012, and approximately 11% and 13% of our sales during the nine months ended September 30, 2013 and 2012, respectively. We employ a mix of union and non-union labor, with 47% of our workforce being unionized as of September 30, 2013. Our union contracts stipulate annual escalation factors for certain wages and benefits.

We incur significant electricity and drying fuel (principally natural gas) costs in connection with the operation of our processing facilities. Energy costs directly related to the production of our products represented 4% of our total sales during each of the three months ended September 30, 2013 and 2012, and 5% of our total sales during each of the nine months ended September 30, 2013 and 2012.

We capitalize the costs of our mining equipment and generally depreciate it over its expected useful life. Depreciation, depletion and amortization costs represented approximately 6% and 5% of our sales during the three months ended September 30, 2013 and 2012, and approximately 7% and 6% of our sales during the nine months ended September 30, 2013 and 2012, respectively. Preventive and remedial repair and maintenance costs that do not involve the replacement of major components of our equipment and facilities are expensed as incurred. These repair and maintenance costs can be significant due to the abrasive nature of our products and represented approximately 4% and 5% of our sales during the three months ended September 30, 2013 and 2012, respectively, and approximately 4% and 6% of our sales during the nine months ended September 30, 2013 and 2012, respectively.

Additionally, we incur expenses related to our corporate operations, including costs for the sales and marketing, research and development, finance, legal, and environmental, health and safety functions of our organization. These costs are principally driven by personnel expenses. In total, our selling, general and administrative costs represented approximately 9% of sales during each of the three and nine months ended September 30, 2013 and 2012. As a public company, we will continue to incur additional legal, accounting, insurance and other expenses that we had not incurred as a private company, including costs associated with public company reporting requirements. These requirements include compliance with the Sarbanes-Oxley Act of 2002 as well as other rules implemented by the SEC, and applicable stock exchange rules. We expect these rules and regulations to increase our legal and financial compliance costs and to make certain financial reporting and other activities more time consuming and costly.

Our effective income tax rate was approximately 21% and 31% of pretax earnings in the three months ended September 30, 2013 and 2012, respectively, and 25% and 28% of pretax earnings in the nine months ended September 30, 2013 and 2012, respectively. Historically, our actual effective tax rates have been lower than the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances.

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

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP measure, is included in this report because it is a key metric used by management to assess our operating performance and by our lenders to evaluate our covenant compliance. Our target performance goals under our incentive compensation plan are tied, in part, to our Adjusted EBITDA. In addition, for the quarter ended September 30, 2013, our Revolver contained a consolidated leverage ratio that we must meet as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 25% of the Revolver commitment, which is calculated based on our Adjusted EBITDA. Noncompliance with the financial ratio covenant contained in the Revolver could result in the acceleration of our obligations to repay all amounts outstanding under the Revolver and the Term Loan. Moreover, the Revolver and the Term Loan contained covenants that restricted, subject to certain exceptions, our ability to make permitted acquisitions, incur additional indebtedness, make restricted payments (including dividends) and retain excess cash flow based, in some cases, on our ability to meet leverage ratios calculated based on our Adjusted EBITDA.

Results of Operations for the Three Months Ended September 30, 2013 and 2012

	For the Three Months Ended September 30,		Percent Change
	2013	2012	’13 vs. ‘12
Sales
Oil & Gas Proppants	$94,174	$64,538	45.9%
Industrial & Specialty Products	50,198	51,347	(2.2)%

Total Sales	$144,372	$115,885	24.6%

Sales

Sales increased $28.5 million, or 25%, to $144.4 million for the three months ended September 30, 2013 compared to $115.9 million for the three months ended September 30, 2012. Oil & Gas Proppants sales increased by $29.6 million, accounting for 100% of the total sales growth. Industrial & Specialty Products sales decreased $1.1 million as compared to the same period in 2012.

Oil & Gas Proppants sales increased $29.6 million, or 46%, to $94.2 million for the three months ended September 30, 2013 compared to $64.5 million for the three months ended September 30, 2012. The growth in sales revenue was due to an overall increase in tons of product sold as well as a higher proportion of sales through transloads, where transportation and handling costs are typically passed on to customers. Oil & Gas Proppants volume increased 283.1 thousand tons, or 37%, to 1,052.1 thousand tons during the three months ended September 30, 2013, driven by year over year growth in the demand for our frac sands and natural proppants. Average product selling price declined due to lower contract pricing effective at the beginning of 2013 and a softer pricing environment for some frac sand grades.

Industrial & Specialty Products sales decreased $1.1 million, or 2%, to $50.2 million for the three months ended September 30, 2013 compared to $51.3 million for the three months ended September 30, 2012, due to marginal decline in period over period sales volume of 56.6 thousand tons, or 5%, primarily due to weakness in sales to the glass market.

Cost of Goods Sold

Cost of goods sold increased $21.3 million, or 31%, to $91.0 million for the three months ended September 30, 2013 compared to $69.7 for the three months ended September 30, 2012. As a percentage of sales, costs of goods sold increased from 60.2% for the three months ended September 30, 2012 to 63.0% for the three months ended September 30, 2013. The increase in cost of goods resulted from more tons sold and from higher transportation costs. Cost of goods sold as a percentage of sales increased due to additional transportation and handling costs driven by increased sales through transloads; these costs are typically passed on to customers.

For the three months ended September 30, 2013 and 2012, we incurred $15.5 million and $14.3 million of labor costs, respectively. The increase in labor costs incurred was due to producing and selling more tons. The percentage of sales decreased to 11% from 12% for the three months ended September 30, 2013 and 2012.

We incurred electricity and drying fuel costs of $6.3 million for the three months ended September 30, 2013 and $5.1 million for the three months ended September 30, 2012, reflecting more tons sold. The percentage of sales remained flat at 4% for the three months ended September 30, 2013 and 2012.

We incurred maintenance and repair costs of $5.7 million for the three months ended September 30, 2013 compared to $5.4 million for the three months ended September 30, 2012, slightly higher due to production volume. The percentage of sales decreased to 4% from 5% for the three months ended September 30, 2013 and 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.7 million, or 27%, to $12.8 million for the three months ended September 30, 2013 compared to $10.1 million for the three months ended September 30, 2012, driven by non-recurring expenses of $1.1 million related to our refinancing, $0.9 million of employment agency fees and $0.7 million of one-time litigation fees.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense was $9.2 million and $6.0 million for the three months ended September 30, 2013, and 2012, respectively. Year over year increases have been driven by continued capital spending associated with our growth and capacity expansion initiatives combined with increased depletion due to additional volume of mined silica sands. We expect depreciation, depletion and amortization expense to continue to grow due to anticipated capital spending in 2013.

Operating Income

Operating income increased $1.3 million, or 4%, to $31.4 million for the three months ended September 30, 2013 compared to $30.1 million for the three months ended September 30, 2012 guided by a 25% increase in sales, offset by 31% higher cost of goods sold, 27% higher selling, general and administrative expenses, and 53% higher depreciation, depletion, and amortization.

Interest Expense

Interest expense increased $0.8 million, or 24%, to $4.1 million for the three months ended September 30, 2013 compared to $3.3 million for the three months ended September 30, 2012 due to the increase in long-term debt.

Provision for Income Taxes

The provision for income taxes decreased $2.6 million, or 31%, to $5.7 million for the three months ended September 30, 2013, compared to $8.3 million for the three months ended September 30, 2012 driven by a lower effective tax rate. The effective tax rates were 21% and 31% for the three months ended September 30, 2013 and

2012, respectively. The decreased effective tax rate for the three months ended September 30, 2013 was primarily associated with the identification of research and development tax credits for the current year tax provision and also filed in our prior year tax returns.

Net Income/Loss

Net income was $21.3 million and $18.8 million for the three months ended September 30, 2013, and 2012, respectively. The year over year increase is due to the factors noted above.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012

	For the Nine Months Ended September 30,		Percent Change
	2013	2012	’13 vs. ‘12
Sales
Oil & Gas Proppants	$245,428	$172,845	42.0%
Industrial & Specialty Products	151,083	150,230	0.6%

Total Sales	$396,511	$323,075	22.7%

Sales

Sales increased $73.4 million, or 23%, to $396.5 million for the nine months ended September 30, 2013 compared to $323.1 million for the nine months ended September 30, 2012. Oil & Gas Proppants sales increased by $72.6 million, accounting for nearly 99% of the total sales growth. Industrial & Specialty Products sales increased $0.9 million, representing 1% of the growth in overall sales.

Oil & Gas Proppants sales increased $72.6 million, or 42%, to $245.4 million for the nine months ended September 30, 2013 compared to $172.8 million for the nine months ended September 30, 2012. The growth in sales revenue was driven by an overall increase in tons of product sold as well as a higher proportion of sales through transloads, where transportation and handling costs are typically passed on to customers. Oil & Gas Proppants volume increased 827.8 thousand tons, or 39%, to 2,960.8 thousand tons during the nine months ended September 30, 2013, driven by continued year over year growth in the demand for our frac sands and natural proppants. Average product selling price declined due to lower contract pricing effective at the beginning of 2013 and a softer pricing environment for some frac sand grades.

Industrial & Specialty Products sales increased $0.9 million, or 0.6%, to $151.1 million for the nine months ended September 30, 2013 compared to $150.2 million for the nine months ended September 30, 2012. The improvement in sales was due to a shift of product mix to higher value products, offset by a decrease in volume of 193.6 thousand tons, or 6%, to 3,083.9 thousand tons during the nine months ended September 30, 2013.

Cost of Goods Sold

Cost of goods sold increased $60.2 million, or 32%, to $245.7 for the nine months ended September 30, 2013 compared to $185.5 million for the nine months ended September 30, 2012. As a percentage of sales, costs of goods sold increased from 57.4% for the nine months ended September 30, 2012 to 62.0% for the nine months ended September 30, 2013. The increase in cost of goods sold resulted from more tons sold and from higher transportation costs. Cost of goods sold as a percentage of sales increased due to additional transportation and handling costs driven by increase sales through transloads; these costs are typically passed on to customers.

For the nine months ended September 30, 2013 and 2012, we incurred $45.4 million and $40.9 million of labor costs, respectively. The increase in labor costs incurred was due to producing and selling more tons;

however labor costs as a percentage of sales decreased from 13% for nine months ended September 30, 2012 to 11% for the nine months ended September 30, 2013 due to operational efficiencies.

We incurred electricity and drying fuel costs of $19.1 million and $15.7 million for the nine months ended September 30, 2013 and 2012, reflecting more tons sold. The percentage of sales remained flat at 5% for the nine months ended September 30, 2013 and 2012.

We incurred maintenance and repair costs of $16.3 million for the nine months ended September 30, 2013 compared to $17.0 million for the nine months ended September 30, 2012 as a result of cost improvement programs at the plant level. The percentage of sales decreased to 4% from 5% for the nine months ended September 30, 2013 and 2012, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.5 million, or 18%, to $35.3 million for the nine months ended September 30, 2013 compared to $29.8 million for the nine months ended September 30, 2012, driven by approximately $2.1 million of non-recurring expenses related to secondary offerings of our common stock by Golden Gate Capital in March 2013 and June 2013 and business development activities related to our growth and expansion initiatives, $1.1 million related to our refinancing, $0.9 million of employment agency fees and $0.7 million of one-time litigation fees. Also, we continue to incur additional public company costs as well as costs related to growth and expansion initiatives, which include legal, audit and accounting, and consulting and advisory expenses, which increased nearly $0.3 million period over period.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense was $26.3 million and $17.9 million for the nine months ended September 30, 2013, and 2012, respectively. Year over year increases have been driven by continued increases in capital spending combined with increased depletion due to additional volume of mined silica sands. We expect depreciation, depletion and amortization expense to continue to grow due to anticipated capital spending in 2013.

Operating Income

Operating income decreased $0.7 million, or 0.8%, to $89.2 million for the nine months ended September 30, 2013 compared to $89.9 million for the nine months ended September 30, 2012 driven by a 32% increase in cost of goods sold, a 18% increase in selling, general and administrative expenses, and a 47% increase in depreciation, depletion and amortization, offset by a 23% increase in sales.

Interest Expense

Interest expense increased $0.7 million, or 7%, to $11.3 million for the nine months ended September 30, 2013 compared to $10.6 million for the nine months ended September 30, 2012 due to the increase in long-term debt.

Provision for Income Taxes

The provision for income taxes decreased $3.5 million, or 15%, to $19.1 million for the nine months ended September 30, 2013, compared to $22.6 million for the nine months ended September 30, 2012 driven by a decrease in pre-tax income of 3% and a lower effective tax rate. The effective tax rates were 25% for the nine months ended September 30, 2013 and 28% for the nine months ended September 30, 2012.

Net Income/Loss

Net income was $58.8 million and $57.4 million for the nine months ended September 30, 2013, and 2012, respectively. The year over year increase is due to the factors noted above.

Liquidity and Capital Resources

Overview

Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to return cash to our stockholders, and to finance acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through borrowings under our credit facilities and equity investments. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of September 30, 2013, our working capital was $245.4 million and we had $40.7 million of availability under the Revolver. See “Credit Facilities—Revolver.”

We believe that cash generated through operations and our financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, scheduled debt payments for at least the next 12 months and any dividends declared such as the one declared by our Board of Directors on October 24, 2013 of $0.125 per share to common stockholders of record at the close of business on December 16, 2013, and payable on January 3, 2014.

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

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table:

	For the Nine Months Ended September 30,		Percent Change
	2013	2012	’13 vs. ‘12
Net cash provided by (used in):
Operating activities	$28,527	$69,989	(59.2)%
Investing activities	(71,668)	(73,613)	2.6%
Financing activities	110,806	37,435	196.0%

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred revenue, deferred income taxes, equity-based compensation and the effect of working capital changes.

Net cash provided by operating activities was $28.5 million for the nine months ended September 30, 2013 compared to net cash provided by operating activities of $70.0 million for the nine months ended September 30, 2012. This $41.5 million decrease in cash provided by operations was primarily the result of a federal tax extension payment of $19.6 million for the 2012 tax year paid in March 2013, $11.0 million in 2013 federal estimated tax payments paid as of September 30, 2013, as well as a $16.4 million increase in finished goods inventory, which is primarily due to inventory held at transloads.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth and maintenance.

Net cash used in investing activities was $71.7 million in the nine months ended September 30, 2013. This use of cash is due to capital expenditures, which totaled $46.8 million, as well as $25 million used for the purchase of short-term investments during the nine months ended September 30, 2013. Capital expenditures in 2013 were made for the continuing engineering, procurement and construction of our two Greenfield raw sand plants in Sparta, Wisconsin, and Utica, Illinois, for the purchase of an existing silica sand processing facility from Quality Sand Products LLC (QSP) in Peru, Illinois, for the construction of our transloads, and for maintenance capital. Net cash used in investing activities was $73.6 million in the nine months ended September 30, 2012. This use of cash is due to capital expenditures which totaled $74.9 million for the nine months ended September 30, 2012, primarily for the construction of our resin coating production facility in Rochelle, Illinois and the engineering, procurement and construction of a Greenfield raw sand plant in Sparta, Wisconsin. Additionally, we have invested $7.0 million for new equipment, maintenance and upgrades to improve efficiency at our current production facilities, and acquired $0.7 million of additional land and reserves during the period.

Management anticipates that our capital expenditures for 2013 will be approximately $60-70 million, which is primarily associated with growth and maintenance capital.

Net Cash Provided by Financing Activities

Financing activities consist primarily of equity issuances, capital contributions, borrowings and repayments related to the Revolver and Term Loan, as well as fees and expenses paid in connection with our credit facilities and outstanding checks to our vendors.

Net cash provided by financing activities was $110.8 million in the nine months ended September 30, 2013. During the period, we had an increase in borrowings under our refinanced Term Loan of $373.8 million and $6.5 million of proceeds from options exercised, which was offset by a $257.0 million repayment of our existing long-term debt, $6.6 million in dividends paid, $4.1 million in financing fees, and a $1.7 million change in our book overdraft.

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

Share Repurchase Program

On June 11, 2012, the Board of Directors authorized us to repurchase up to $25.0 million of our common stock. The authorization was initially for a period of 18 months, concluding on December 11, 2013, but on November 4, 2013, the Board of Directors extended the repurchase program through December 11, 2014. We are authorized to repurchase, from time to time, shares of our outstanding common stock on the open market or in privately negotiated transactions. Stock repurchases will be funded using our available cash. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any additional amount of our common stock under the program. We intend to make all repurchases in compliance with applicable regulatory guidelines and to administer the plan in accordance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

The following table presents the total number of shares of our common stock that we purchased during the third quarter of fiscal 2013, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period pursuant to our June 2012 repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
July 2013	—	$—	—
August 2013	—	$—	—
September 2013	—	$—	—

Total as of September 30, 2013	—	$—	—	$23,928,275

(1)	The program covering the repurchase of up to $25.0 million of our common stock was announced on June 12, 2012. This program expires on December 11, 2014.

Subsequent to September 30, 2013, we have not repurchased any additional shares of our common stock. As of November 7, 2013, we are authorized to repurchase up to $23.9 million of our common stock under the program.

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

On July 23, 2013, in connection with the refinancing discussed below, we terminated the existing Revolver and replaced it with a $50 million new Revolver that may also be used for swingline loans (up to $5 million) or letters of credit (up to $20 million). The new Revolver will expire on July 23, 2018. We had no borrowings outstanding as of September 30, 2013 and $9.3 million of outstanding letters of credit, which left $40.7 million available under the Revolver.

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

Refinancing

On July 23, 2013, we refinanced our existing senior secured debt by amending our Term Loan. The Term Loan amendment refinanced our existing senior debt by entering into a new $425 million senior secured credit facility, consisting of a $375 million Term Loan and the new $50 million Revolver discussed above. The Term Loan amendment also, among other things, removed and amended certain financial and other covenants to provide additional operating flexibility, and lowered interest rates on borrowed amounts. The Term Loan will expire on July 23, 2020. A portion of the Term Loan proceeds were used to repay our existing $255 million term loan and amounts outstanding under the existing Revolver and to pay for fees and expenses associated with the refinancing. The additional proceeds available from the Term Loan will be available for working capital, capital expenditures, acquisitions, dividends, and other general corporate purposes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

There have been no significant changes outside the ordinary course of business to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2012 Annual Report.

As described in Note I, on July 23, 2013, we refinanced our existing senior secured debt by amending our Term Loan and replacing our existing Revolver. As of September 30, 2013, debt increased by $116.9 million to $372.3 million compared to $255.4 million at December 31, 2012. The increase was due to principal repayments of the existing Term Loan of $257.0 million, offset by the refinancing of the senior secured credit facility of $373.8 million. As of September 30, 2013, future debt payments excluding the Revolver, plus interest, totaled $476.1 million and are due as follows: $9.3 million in 2013; $18.6 million in 2014; $18.4 million in 2015; $18.3 million in 2016; $18.1 million in 2017; $18.0 million in 2018; $17.8 million in 2019; and $357.6 million thereafter.

Environmental Matters

We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. We may also from time to time incur fines and penalties associated with noncompliance with such laws and regulations. In particular, on September 8, 2011 we voluntarily disclosed potential violations of air emission permits at our Rockwood, Michigan facility to the EPA and the Michigan Department of Environmental Quality, and while no proceedings have been instituted at this time by either agency we could incur penalties or be subject to other requirements in the future as a result of such potential violations. As of September 30, 2013, we had $8.7 million accrued for future reclamation costs, as compared to $6.7 million as of December 31, 2012.

We discuss certain environmental matters relating to our various production and other facilities, certain regulatory requirements relating to human exposure to crystalline silica and our mining activity and how such matters may affect our business in the future under Part I, Item 1A, “Risk Factors” and Part I, Item 3, “Legal Proceedings” in our 2012 Annual Report.

Non-GAAP Financial Performance Measures

Segment Contribution Margin

Oil & Gas Proppants contribution margin increased $5.9 million, or 17%, to $40.1 million for the three months ended September 30, 2013 compared to $34.2 million for the three months ended September 30, 2012. Oil & Gas Proppants contribution margin increased $9.2 million, or nearly 9%, to $111.8 million for the nine months ended September 30, 2013 compared to $102.6 million for the nine months ended September 30, 2012. Both increases were due to the following specific factors: increased sales due to an increase in tons of product sold driven by continued year over year growth in the demand for our frac sands and natural proppants; offset by slightly lower average selling prices due to lower contract pricing effective at the beginning of 2013 and a softer pricing environment for some frac sand grades; also offset by increased cost of goods sold as a percentage of sales due to additional transportation and handling costs driven by increased sales through transloads (these costs are typically passed onto customers).

Industrial & Specialty Products contribution margin increased $0.3 million, or 2%, to $14.5 million for the three months ended September 30, 2013, compared to $14.2 million for the three months ended September 30, 2012 due to the following specific factors: increased sales of higher value products, offset by a marginal decline in sales volume primarily due to weakness in sales to the glass market.

Industrial & Specialty Products contribution margin increased $2.6 million, or 6%, to $43.2 million for the nine months ended September 30, 2013 compared to $40.6 million for the nine months ended September 30, 2012 due to the following specific factors: a shift of product mix to higher value products and lower labor costs and lower maintenance and repair costs as a percentage of sales, offset by a decrease in volume.

Segment contribution margin is not a measure of our financial performance under GAAP. For more detail on the reconciliation of segment contribution margin to its most directly comparable GAAP financial measure, income (loss) before income taxes, see Note U to our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$21,334	$18,796	$58,803	$57,360
Total interest expense, net of interest income	4,127	3,276	11,201	10,422
Provision for taxes	5,739	8,302	19,103	22,621
Total depreciation, depletion and amortization expenses	9,152	5,968	26,320	17,920

EBITDA	40,352	36,342	115,427	108,323
Non-recurring expense (income)(1)	—	(30)	—	(469)
Transaction expenses(2)	—	—	—	156
Loss on early extinguishment of debt(3)	480	—	480	—
Non-cash incentive compensation(4)	854	515	2,236	1,662
Post-employment expenses (excluding service costs)(5)	382	335	1,554	1,344
Other adjustments allowable under our existing credit agreements(6)	2,956	357	5,099	602

Adjusted EBITDA	$45,024	$37,519	$124,796	$111,618

(1)	Includes the gain on sale of assets for the nine months ended September 30, 2012.
(2)	Includes fees and expenses related to the January 27, 2012 amendment of our Term Loan and Revolver.
(3)	Includes write-offs of debt issuance costs, legal fees and a prepayment penalty related to the early extinguishment of debt.
(4)	Includes vesting of incentive equity compensation issued to our employees.
(5)

Includes net pension cost and net post-retirement cost relating to pension and other post-retirement benefit obligations during the applicable period, but in each case excluding the service cost relating to benefits earned during such period. See Note R to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(6)

Reflects miscellaneous adjustments permitted under the Term Loan and the Revolver, including such items as expenses related to our refinancing, employment agency fee, secondary stock offerings by Golden Gate Capital, reviewing growth initiatives and potential acquisitions and one-time litigation fees.

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

We are exposed to certain market risks, which exist as a part of our ongoing business operations. We use derivative instruments, where appropriate, to manage these risks. As a matter of policy, we do not engage in trading or speculative transactions. Refer to Note M to our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our derivative financial instruments.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2013, we have assessed that the impact of the credit valuation adjustments on the overall valuation of our derivative positions is not significant. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes the fair value of our derivative instruments at September 30, 2013 and December 31, 2012.

		September 30, 2013			December 31, 2012
	Maturity Date	Contract/Notional Amount	Carrying Amount	Fair Value	Contract/Notional Amount	Carrying Amount	Fair Value
Interest rate cap agreement(1)	2013	$—	$—	$—	$130 million	$—	$—
	2016	$188 million	$150	$150	$—	$—	$—

(1)	Agreements limit the LIBOR floating interest rate base to 4%.

We have designated these contracts as qualified cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings. We had no ineffective contracts as of September 30, 2013.

Assuming that LIBOR is greater than the 1% minimum base rate on the Term Loan, a hypothetical increase or decrease in interest rates by 1% would have changed our interest expense by $0.2 for the three months ended September 30, 2013 and $0.6 for the nine months ended September 30, 2013.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of the above developments, the filing rate of new claims against us over the past three years has decreased to below pre-2001 levels, and we were named as a defendant in ten, three and two new silicosis cases filed in 2010, 2011 and 2012, respectively. During the first nine months of 2013, three additional claims were brought against us. As of November 7, 2013, there are a total of approximately 92 active silica-related products liability claims pending in which we were a defendant and approximately 3,146 inactive claims. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media, and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for both our predecessors that cover certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to certain insurance). As a result of a settlement with a former owner of ours and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us, and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf.

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

As of September 30, 2013, there have been no material changes to the risk factors disclosed in Item 1A of Part I in our 2012 Annual Report.

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

All of our production facilities, with the exception of our resin-coated sand facility, are classified as mines and are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Following passage of The Mine Improvement and New Emergency Response Act of 2006, MSHA significantly increased the numbers of citations and orders charged against mining operations. The dollar penalties assessed for citations issued has also increased in recent years. Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Quarterly Report filed on Form 10-Q.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The information called for by this Item is incorporated herein by reference from the Exhibit Index included in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 7th day of November, 2013.

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