Form 10-K
period 2013-12-31
U.S. SILICA HOLDINGS, INC.
filed 2014-02-26
CIK 1524741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

None

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form    10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the outstanding common stock held by non-affiliates of the registrant as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $735,673,841, based on the closing price of $20.78 per share, as reported on the New York Stock Exchange.

As of February 21, 2014, 53,551,879 shares of the common stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K             Certain sections of the Proxy Statement for the 2014 Annual Meeting of Shareholders for U.S. Silica Holdings, Inc.

U.S. Silica Holdings, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2013

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

•	our dependence on three of our plants for a significant portion of our sales;

•	the level of activity in the natural gas and oil industries;

•	decreased demand for frac sand or the development of either effective alternative proppants or new processes to replace hydraulic fracturing;

•	federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing and the potential for related regulatory action or litigation affecting our customers’ operations;

•	our rights and ability to mine our properties and our renewal or receipt of the required permits and approvals from governmental authorities and other third parties;

•

our ability to implement our capacity expansion plans within our current timetable and budget and our ability to secure demand for our increased production capacity, and the actual operating costs once we have completed the capacity expansion;

•	our ability to succeed in competitive markets;

•	loss of, or reduction in, business from our largest customers;

•	increasing costs or a lack of dependability or availability of transportation services or infrastructure;

•	increases in the prices of, or interruptions in the supply of, natural gas and electricity, or any other energy sources;

•	increases in the price of diesel fuel;

•	diminished access to water;

•	our ability to effectively integrate the manufacture of resin-coated sand with our existing processes;

•	our ability to successfully complete acquisitions or integrate acquired businesses;

•	our ability to make capital expenditures to maintain, develop and increase our asset base and our ability to obtain needed capital or financing on satisfactory terms;

•	our substantial indebtedness and pension obligations;

•	restrictions imposed by our indebtedness on our current and future operations;

•	the accuracy of our estimates of mineral reserves and resource deposits;

•	a shortage of skilled labor and rising costs in the mining industry;

•	our ability to attract and retain key personnel;

•	our ability to maintain satisfactory labor relations;

•	our reliance on trade secrets and contractual restrictions, rather than patents, to protect our proprietary rights;

•	our significant unfunded pension obligations and post-retirement health care liabilities;

•	our ability to maintain effective quality control systems at our mining, processing and production facilities;

•	seasonal and severe weather conditions;

•	fluctuations in our sales and results of operations due to seasonality and other factors;

•	interruptions or failures in our information technology systems;

•	the impact of a terrorist attack or armed conflict;

•	our failure to maintain adequate internal controls;

•	extensive and evolving environmental, mining, health and safety, licensing, reclamation and other regulation (and changes in their enforcement or interpretation);

•	silica-related health issues and corresponding litigation;

•	our ability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property; and

•	other factors disclosed in Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our,” “U.S. Silica,” “the Company,” “our business,” “our company” refer to U.S. Silica Holdings, Inc. and its consolidated subsidiaries as a combined entity. Adjusted EBITDA as used herein is a non-GAAP measure. For a detailed description of Adjusted EBITDA, please see the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Business – Adjusted EBITDA.”

Our Company

Business Overview

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

As of February 26, 2014, we operate 15 production facilities across the United States and control 297 million tons of reserves, including approximately 138 million tons of reserves that can be processed to meet the American Petroleum Institute (“API”) frac sand size specifications. We produce a wide range of frac sand sizes and are one of the few commercial silica producers capable of rail delivery of large quantities of API grade frac sand to most of the major U.S. shale basins. We believe that, due to a combination of these favorable attributes and robust drilling activity in the oil and natural gas industry, we have become a preferred commercial silica supplier to our customers in the oil and gas proppants end market and, consequently, have experienced high demand for our frac sand. To meet this demand, we continue to invest significant resources to increase our proppant production.

Our operations are organized into two segments based on end markets served: (1) Oil & Gas Proppants and (2) Industrial & Specialty Products. Our segments are complementary because our ability to sell to a wide range of customers across end markets allows us to maximize recovery rates in our mining operations, optimize our asset utilization and reduce the cyclicality of our earnings. In 2013, we generated approximately $546.0 million of sales, $160.7 million of Adjusted EBITDA and $75.3 million of net income. These figures represent increases of 24% and 7% and a decrease of 5%, respectively, compared to 2012.

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

On January 31, 2012, simultaneously with the initial public offering of our common stock, GGC Holdings, our sole stockholder prior to the IPO, contributed to us all of the stock of its wholly-owned subsidiary, GGC RCS Holdings, Inc., and its operating subsidiary, Coated Sand Solutions, LLC. Prior to this transaction, GGC RCS Holdings, Inc. had a $15.0 million note payable to GGC Holdings which, together with accrued interest of $1.7 million, was converted to an equity contribution by GGC Holdings, simultaneously with the IPO. Coated Sand Solutions develops resin-coated sand proppants for sale into the oil and gas proppants market for use in the hydraulic fracturing process and into the foundry market.

As of December, 31, 2013, GGC USS Holdings, LLC held no interest in U.S. Silica after divesting its ownership interest in U.S. Silica during 2013.

Our Strengths

We attribute our success to the following strengths:

•

Large-scale producer with a diverse and high-quality reserve base. Our 15 geographically dispersed production facilities control 297 million tons of reserves, including API size frac sand and large quantities of silica with distinct characteristics, giving us the ability to sell over 250 products to over 1,800 customers. Our large-scale production and logistics capabilities and long reserve life make us a preferred commercial silica supplier to our customers. Our consistent, reliable supply of large quantities of silica gives our customers the security to customize their production processes around our commercial silica. Furthermore, our large scale provides us earnings diversification and a larger addressable market.

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

•	Low-cost operating structure. We believe the combination of the following factors contributes to our low-cost structure and our high margins:

•	our ownership of the vast majority of our reserves, resulting in mineral royalty rates that were less than 0.3% of our sales in 2013;

•	the close proximity of our mines to their respective processing plants, which allows for a cost-efficient and highly automated production process;

•	our processing expertise, which enables us to create over 250 products with unique characteristics while minimizing waste;

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

•

Strong reputation with our customers and the communities in which we operate. We believe that we have built a strong reputation during our 113-year operating history. Our customers know us for our dependability and our high-quality, innovative products, as we have a long track record of timely delivery of our products according to customer specifications. We also have an extensive network of technical resources, including materials science and petroleum engineering expertise, which enables us to collaborate with our customers to develop new products and improve the performance of their existing applications. We are also well known in the communities in which we operate as a preferred employer and a responsible corporate citizen, which generally serves us well in hiring new employees and securing difficult to obtain permits for expansions and new facilities.

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

Our Strategy

The key drivers of our growth strategy include:

•

Expand our oil and gas proppant production capacity and product portfolio. Beginning in the fourth quarter of 2011, we executed several initiatives to increase our frac sand production capacity and augment our proppant product portfolio. At our Ottawa, Illinois facility, we implemented operating improvements and installed a new dryer and six mineral separators to increase our annual frac sand production capacity by 900,000 tons. At our Rockwood, Michigan facility, we added 250,000 tons of annual frac sand production capacity by installing an entirely new processing circuit. In the first quarter of 2013, our new resin-coated sand facility became fully operational, with capacity to resin coat up to 400 million pounds of sand annually. In the second quarter of 2013, our Sparta, Wisconsin facility became fully operational with an annual raw sand production capacity of 1,700,000 tons. Also in 2013 we made an initial investment in a new Greenfield site near Utica, Illinois. When fully operational by the end of the second quarter of 2014. We expect to take ownership of the mine and plant and have them become fully operational by the end of the second quarter of 2014.

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

•

Optimize product mix and further develop value-added capabilities to maximize margins. We continue to actively manage our product mix at each of our plants to ensure we maximize our profit margins. This requires us to use our proprietary expertise in balancing key variables, such as mine geology, processing capacities, transportation availability, customer requirements and pricing. We expect to continue investing in ways to increase the value we provide to our customers by expanding our product offerings, increasing our transportation assets, improving our supply chain management, upgrading our information technology, and creating a world class customer service model.

•

Expand our supply chain network and leverage our logistics capabilities to meet our customers’ needs in each strategic oil and gas basin. We continue to expand our transload network to ensure product is available to meet the growing in-basin needs of our customers. This approach allows us to provide strong customer service and puts us in a position to take advantage of opportunistic spot market sales. Our plant sites are strategically located to provide access to key Class I railroads, which enables us to cost effectively send product to each of the strategic basins in North America. We can ship product by truck, barge and rail with an ability to connect to short-line railroads as necessary to meet our customers’ evolving in-basin product needs. We believe that our supply chain network and logistics capabilities are a competitive advantage that enables us to provide superior service for our customers. For example, in 2013, we opened our San Antonio, Texas unit-train receiving transload facility, which was built in partnership with BNSF railroad to support the Eagle Ford market. Additionally, we have entered into an agreement with Union Pacific Railroad to build a second transload facility in Odessa, Texas, which is expected to be fully operational by the end of 2014. We will continue to make strategic investments and develop partnerships with transload operators and transportation providers that will enhance our portfolio of supply chain services that we can provide to customers. In 2013, we signed a multi-year agreement with Wildcat Minerals LLC (“Wildcat”) which provides us with potential sand storage and rail capacity at 19 of Wildcat’s sand storage facilities, located near several major unconventional oil and gas shale basins. With the addition of these new sites, we now have in basin storage capacity at 35 transloads located near all of the major shale basins in the United States.

•

Evaluate both Greenfield and Brownfield expansion opportunities and other acquisitions. We will continue to leverage our reputation, processing capabilities and infrastructure to increase production, as well as explore other opportunities to expand our reserve base. We may accomplish this by developing Greenfield projects, where we can capitalize on our technical knowledge of geology, mining and processing and our strong reputation within local communities. For instance, we are evaluating the potential development of a Greenfield project in Eau Claire County, Wisconsin, which, depending on market conditions, could become operational as early as late 2015 and potentially add 3,000,000 tons of annual frac sand capacity. Additionally, we are continuing to actively pursue acquisitions to grow, taking advantage of our asset footprint, our management’s experience with high-growth businesses, and our strong customer relationships. Our primary objective is to acquire assets complementary to our Oil & Gas Proppants segment, with a focus on mining, processing and logistics to further enhance our market presence, some of which assets have differing levels of frac sand quality. We prioritize acquisitions which provide opportunities to realize synergies (and, in some cases, the acquisition will only be accretive assuming synergies), including entering new geographic and frac sand product markets, acquiring attractive customer contracts, and improving operations. We are in active discussions to acquire assets fitting this strategy, which, if completed, would be “significant” under Regulation S-X and would require additional sources of financing. There can be no assurance that we reach a definitive agreement and complete any of these potential transactions. See the risk factors disclosed in Item IA of Part I, including the risk factor entitled, “If we cannot successfully complete acquisitions or integrate acquired businesses, our growth may be limited and our financial condition may be adversely affected.”

•

Maintain financial strength and flexibility. We intend to maintain financial strength and flexibility to enable us to pursue acquisitions and new growth opportunities as they arise. In July 2013, we refinanced our existing senior secured debt by replacing our revolving line-of-credit and amending our senior secured term loan facility (the “Term Loan”), increasing the Term Loan amount by $115 million. As of December 31, 2013, we had $78.3 million of cash on hand, $75.0 million in short-term investments and $41.0 million of availability under our new revolver.

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

Primary End Markets

The special properties of commercial silica—chemistry, purity, grain size, color, inertness, hardness and resistance to high temperatures—make it critical to a variety of industries. Commercial silica is a key input in the well completion process, specifically, in the hydraulic fracturing techniques used in unconventional oil and natural gas wells. In the industrial and specialty products end markets, stringent quality requirements must be met when commercial silica is used as an ingredient to produce thousands of everyday products, including glass, building and foundry products and metal castings, as well as certain specialty applications such high-performance glass, specialty coatings, polymer additives and geothermal energy systems. Due to the unique properties of commercial silica, it is an economically irreplaceable raw material in a wide range of industrial applications. Our major end markets include:

Oil and Gas Proppants

Commercial silica is used as a proppant by companies involved in oil and natural gas recovery in conventional and unconventional resource plays. Unconventional oil and natural gas production requires hydraulic fracturing and other well stimulation techniques to recover oil or natural gas that is trapped in the source rock and typically involves horizontal drilling. Frac sand is pumped down oil and natural gas wells at high pressures to prop open rock fissures in order to increase the flow rate of hydrocarbons from the wells. Additionally, every 4 to 5 years proppants may be used to “re-fracture” the reservoir and keep the fractures open. According to the most recent related Freedonia report dated August 2013, domestic proppant producers are expected to experience annual increases in demand of 11% through 2017. Based on our own internal and other third-party estimates, we believe commercial silica used by the oil and gas proppants end market increased significantly in 2011 and likely accounted for approximately 44% of total commercial silica volumes in the U.S.

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

The container glass, flat glass and fiberglass end markets are generally mature end markets. Demand for container glass has historically grown in line with population growth, and we expect similar growth in the future. Flat glass and fiberglass tend to be correlated with construction and automotive production activity, both of which have been improving during the past couple of years. To the extent construction and domestic automotive production activity continues its recovery in the coming years, which is difficult to predict given current economic uncertainty, we expect that demand in these end markets will continue to increase. Specific markets such as those for solar glass have been negatively impacted by generally weak demand. Some of the anticipated growth in the glass markets may be offset through the use of recycled glass. See “Risk Factors—Risks Related to Our Business—Our operations are subject to the cyclical nature of our customers’ businesses, and we may not be able to mitigate that risk.”

Building Products

Commercial silica is used in the manufacturing of building products for commercial and residential construction. Whole grain commercial silica products are used in flooring compounds, mortars and grouts, specialty cements, stucco and roofing shingles. Ground commercial silica products are used by building products manufacturers as functional extenders and to add durability and weathering properties to cementious compounds. In addition, geothermal wells are an alternative energy source that requires specialized ground silica products in their well casings for effectiveness. The market for commercial silica used to manufacture building products is driven primarily by the demand in the construction markets. The historical trend for this market has been one of growth, especially in demand for cementious compounds for new construction, renovation and repair. Although the housing construction market experienced a significant decline beginning in 2006 and continuing through 2011, we began to see an increase in permits and housing starts in 2012, gains that have continued during 2013. To the extent the housing market recovery continues in the coming years, which is difficult to predict given current economic uncertainty, we expect that demand in this end market will increase. See “Risk Factors—Risks Related to Our Business—Our operations are subject to the cyclical nature of our customers’ businesses, and we may not be able to mitigate that risk.”

Foundry

Commercial silica products are used in the production of molds for metal castings and in metal casting products. In addition, commercial whole grain silica is sold to coaters of foundry silica who then sell their product to foundries for cores and shell casting processes. The demand for foundry silica primarily depends on the rate of automobile and light truck production, construction and production of heavy equipment like rail cars. Over the past decade, there has been some movement of foundry supply chains to Mexico and other offshore production areas. In 2010, foundry demand decreased significantly as a result of the decrease in automotive and heavy equipment production. However, we began seeing increases in foundry demand in 2011 and throughout 2012. In 2013, the foundry market growth appears to have leveled off, with growth more in line with the general economy. To the extent production levels continue to strengthen in the coming years, which is difficult to predict given current economic uncertainty, we expect foundry demand to continue to increase. See “Risk Factors—Risks Related to Our Business—Our operations are subject to the cyclical nature of our customers’ businesses, and we may not be able to mitigate that risk.”

Chemicals

Both whole grain and ground silica products are used in the manufacturing of silicon-based chemicals, such as sodium silicate, that are used in a variety of applications, including food processing, detergent products, paper textile, specialty foundry applications and as inputs for some precipitated silicas. This end market is driven by the development of new products by the chemicals manufacturers, including specialty coatings and polymer additives as well as the growth of “green” tires. We expect this end market to grow as these manufacturers continue their product and applications development. See “Risk Factors—Risks Related to Our Business—Our operations are subject to the cyclical nature of our customers’ businesses, and we may not be able to mitigate that risk.”

Fillers and Extenders

Commercial silica and kaolin clay products are sold to producers of paints and coating products for use as fillers and extenders in architectural, industrial and traffic paints and are sold to producers of rubber and plastic for use in the production of epoxy molding compounds and silicone rubber. The commercial silica products used in this end market are most often ground silica, including finer ground classifications. The market for fillers and extenders is driven by demand in the construction and automotive production industries as well as by demand for materials in the housing remodeling industry. Although construction, domestic automotive production and housing remodeling demand decreased in 2009, we have continued to see strengthening in these sectors throughout 2013. To the extent these industries continue to recover in the coming years, which is difficult to predict given current economic uncertainty, we expect demand to improve. See “Risk Factors—Risks Related to Our Business—Our operations are subject to the cyclical nature of our customers’ businesses, and we may not be able to mitigate that risk.”

Demand Trends

U. S. demand for industrial silica has been growing steadily. According to “Freedonia”, demand for industrial silica sand grew at a 4% compound annual growth rate (“CAGR”) from 2001 to 2011. This increase in demand was driven primarily by hydraulic fracturing, which grew at a 27% CAGR from 2001 to 2011, according to the most recent related Freedonia report dated October 2012. More recently, the recovery of the U.S. housing and automotive markets has also positively affected silica demand related to those markets such as glass, building materials, foundry and fillers and extenders. Trends driving the acceleration in demand include:

•

Increased demand in the oil and gas proppants end market. The increased demand for frac sand has been driven by the growth in the use of horizontal drilling and hydraulic fracturing as a means to extract hydrocarbons from unconventional resource plays. According to the most recent related Freedonia report dated August 2013, domestic proppant producers are expected to experience annual increases in demand of 11% through 2017. Also, we expect continued growth of horizontal drilling. The industry may experience temporary fluctuations in demand and price as the market adjusts to changing supply and demand due to energy pricing fluctuations. We significantly expanded our sales efforts to the frac sand market in 2008 and have since experienced rapid growth in our sales associated with our oil and gas activities.

•

Rebound of demand in industrial end markets and continued growth in specialty end markets. The economic downturn resulting from the financial crisis negatively impacted demand for our products in industrial and specialty products end markets, most notably in the glassmaking, building products, foundry and chemicals end markets. This drop coincided with a similar drop in key economic demand drivers, including housing starts, light vehicle sales, repair and remodel activity and industrial production. To the extent these demand drivers recover to historical levels, which is difficult to predict given current economic uncertainty, we expect to see a corresponding increase in the demand for commercial silica. In addition, to the extent commercial silica products continue to be used in key markets, we anticipate continued volume growth in specialty end markets, such as high performance glass and geothermal energy systems as well as the increased use of commercial silica in new applications such as specialty coatings and polymer additives.

Supply

During 2013, the market increased supply to meet recent shortages and appears to be balanced, though shortages persist among certain coarse grades and certain surpluses have emerged in other grades. The year was also marked by the entry of multiple new players in the silica mining business, concentrated in Wisconsin and Minnesota. New entrants faced serious hurdles to establish their operations, including:

•

the difficulty of finding silica reserves suitable for use as frac sand, which, according to the API, must meet stringent technical specifications, including, among others, sphericity, grain size, crush resistance, acid solubility, purity and turbidity;

•	the difficulty of securing contiguous reserves of silica large enough to justify the capital investment required to develop a mine, processing plant, product storage and rail track;

•	a lack of industry-specific geological, exploration, development and mining knowledge and experience needed to enable the identification, acquisition and development of high-quality reserves;

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

Pricing

Historically, commercial silica has been characterized by regional markets created by the high weight-to-value ratio of silica. From 2000 to 2012, the increased demand for commercial silica from our customers in both the oil and gas proppants end market and industrial and specialty products end markets and limited supply increases resulted in favorable pricing trends in both of our operating segments. From 2001 to 2011, North America commercial silica prices increased at an average annual rate of 5.9%, according to the most recent related Freedonia report dated October 2012. In December 2012, the U.S. Bureau of Labor Statistics released a Frac Sand Producer Price Index, starting at 100, which measures the average change over time in the selling prices received by domestic producers of hydraulic fracturing sand. For December 2013, the preliminary Frac Sand Producer Price Index was 90.3, a decline of 9.7 points; however, the preliminary index for January 2014 was 92.3, an increase of 2.0 points from the prior month.

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

Whole Grain Silica Products—We sell whole grain commercial silica products in a range of shapes, sizes and purity levels. We sell whole grain silica that has a round shape and high crush strength to be used as frac sand in connection with oil and natural gas recovery, and we have constructed a production facility for resin-coated sand that became fully operational in 2013. We also sell whole grain silica products in a range of size distributions, grain shapes and chemical purity levels to our customers involved in the manufacturing of glass products, including a low-iron whole grain product sold to manufacturers of architectural and solar glass applications. In addition, we sell several grades of whole grain round silica to the foundry industry and provide whole grain commercial silica to the building products industry. Sales of whole grain commercial silica products accounted for approximately 85%, 82% and 78% of our total sales revenue for 2013, 2012 and 2011, respectively.

Ground Silica Products—Our ground commercial silica products are inherently inert, white and bright, with high purity. We market our ground silica in sizes ranging from 40 to 250 microns for use in plastics, rubber, polishes, cleansers, paints, glazes, textile fiberglass and precision castings. We also produce and market fine ground silica in sizes ranging from 5 to 40 microns for use in premium paints, specialty coatings, sealants, silicone rubber and epoxies. We believe we are currently the only commercial silica producer in the United States that manufactures a 5-micron product. Sales of ground silica products accounted for approximately 12%, 14% and 16% of our total sales revenue for 2013, 2012 and 2011, respectively.

Other Industrial Mineral Products—We also produce and sell certain other industrial mineral products, such as aplite, calcined kaolin clay and magnesium silicate. Aplite is a mineral used to produce container glass and insulation fiberglass and is a source of alumina that has a low melting point and a low tendency to form defects in glass. Calcined kaolin clay is a mineral primarily used as a functional extender. Calcined kaolin clay is chemically inert, has a high covering power, gives desirable flow properties and reduces the amount of expensive pigments required. These characteristics make calcined kaolin clay an ideal functional extender in paints, plastics, specialty coatings and rubber. We also produce and sell a highly selective adsorbent made from a mixture of silica and magnesium, used extensively in preparative and analytical chromatography. Sales of our other industrial mineral products accounted for approximately 3%, 4% and 6% of our total sales revenue for 2013, 2012 and 2011, respectively.

Our Primary End Markets and Customers

We sell our products to a variety of end markets. At the end of 2008, we began investing heavily in our capacity to supply frac sand to customers in the oil and gas proppants end market. Our high-quality reserves of frac sand have enabled us to quickly build a presence in this market, and we have invested in the production of resin-coated sand for the same purpose. Our customers in the oil and gas proppants end market include, among others, Schlumberger Ltd., Nabors Industries Ltd., Texas Specialty Sands, Calfrac, C&J Energy Services, Inc and Pioneer. Sales to the oil and gas proppants end market comprised approximately 64%, 55% and 36% of our total sales revenue in 2013, 2012 and 2011, respectively.

Our primary markets have historically been core industrial end markets with customers engaged in the production of glass, building products, foundry products, chemicals and fillers and extenders. Our diverse customer base drives high recovery rates across our production. We also benefit from strong and long-standing relationships with our customers in each of the industrial and specialty products end markets we serve. In our industrial and specialty products end markets, our customers include such industry leaders as Owens-Illinois, Inc., Owens Corning, Saint-Gobain Glass, The Sherwin-Williams Company and PPG Industries. Sales to our industrial and specialty products end markets comprised approximately 36%, 45% and 64% of our total sales revenue in 2013, 2012 and 2011, respectively.

We primarily sell our products under short term price agreements or at prevailing market rates. For a limited number of our customers, particularly in the oil and gas proppants end market, we sell under long-term, competitively-bid contracts. Sales under these long-term contracts collectively accounted for 40%, 31% and 17% of total company sales revenue in 2013, 2012 and 2011, respectively. Although these long-term contracts would provide us with some downside protection if there were to be a significant reduction in demand for frac sand, we believe that there is, and that there will continue to be, sufficient demand for frac sand such that we would not experience an adverse effect if these long-term contracts are not renewed or are canceled. Historically we have not entered into long-term contracts with our customers in the industrial and specialty products end markets because of the high cost to our customers of switching providers. We typically renegotiate our price agreements with these customers annually.

The following table provides more detail regarding the end markets that we serve and our significant customer relationships in those markets:

End Market	Primary Customers
Oil and Gas Proppants	Schlumberger Limited, Nabors Industries Ltd., Texas Specialty Sands, Calfrac, C&J Energy Services, Inc., Pioneer

Glass	PPG Industries, Owens-Illinois, Inc., Owens Corning, Saint-Gobain Glass

Building Products	Owens Corning, BASF Corporation, Johns Manville

Foundry	Porter Warner Industries, LLC, Thyssen Krupp Waupaca

Chemicals	PQ Corporation, Occidental Chemical Corporation

Fillers and Extenders	The Sherwin-Williams Company, Dow Corning Corporation

Production

Our 15 production facilities are located primarily in the eastern half of the United States, with operations in Alabama, Illinois, Louisiana, Michigan, Missouri, New Jersey, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wisconsin.

We conduct only surface mining operations and do not operate any underground mines. Mining methods at our facilities include conventional hard rock mining, hydraulic mining, surface or open-pit mining of loosely consolidated silica deposits and dredge mining. Hard rock mining involves drilling and blasting in order to break up sandstone into sizes suitable for transport to the processing facility by truck, slurry or conveyer. Hydraulic mining involves spraying high-pressure water to break up loosely consolidated sandstone at the mine face. Surface or open-pit mining involves using earthmoving equipment, such as bucket loaders, to gather silica deposits for processing. Lastly, dredging involves gathering silica deposits from mining ponds and transporting them by slurry pipelines for processing. We may also use slurry pipelines in our hydraulic and open-pit mining efforts to expedite processing. Silica mining and processing typically has less of an environmental impact than the mining and processing of other minerals, in part because it uses fewer chemicals.

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

In connection with expanding our presence in the oil and gas proppants end market, we finalized construction of a facility to produce resin-coated sand for use in the hydraulic fracturing process, which became fully operational in the first quarter of 2013. In addition, we are constructing a mine and production facility in Utica, Illinois to produce raw sand for use in the hydraulic fracturing process, which we expect to be fully operational by the end of the second quarter of 2014.

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

In addition, we have certain company-wide quality control mechanisms. We maintain a company-wide quality assurance database that facilitates easy access and analysis of product and process data from all plants. We also have fully staffed and equipped corporate laboratories that provide critical technical expertise, analytical testing resources and application development to promote product value and cost savings. The labs consist of different departments: a foundry lab, a paint and coatings lab, an analytical lab, a minerals-processing lab and an oil and gas lab. The foundry lab is fully equipped for analyzing foundry silica based on grain size distribution, acidity, acid demand value and turbidity, which is a measure of silica cleanliness. The paint and coatings lab provides formulation, application, and testing of paints, coatings and grouts for end use in fillers and extenders as well as building products. The analytical lab performs various analyses on products for quality control assessment. The minerals processing lab models plant production processes to test variations in deposits and improve our ability to meet customer requirements. The oil and gas lab performs testing and provides in-depth analysis of all types of hydraulic fracturing proppants, including frac sand, resin-coated and ceramic fracturing proppants, to verify that they meet API size and crush specifications. Additionally, this lab is responsible for the development of new resin-coated products and the technical oversight of our Rochelle, Illinois facility.

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

We are continuously looking to increase the number of available transload points to which we have access. This approach allows us to provide strong customer service and puts us in a position to take advantage of opportunistic spot market sales. Through our storage facility in San Antonio, Texas, as well as our partnership with Wildcat, we now have storage capacity near all of the major shale basins in the United States. Additionally, we have entered into an agreement with Union Pacific Railroad to build a second storage facility in Odessa, Texas, which is expected to be fully operational by the end of 2014.

All three methods of shipping are typically performed with equipment owned by third parties. Both we and our customers lease a significant number of railcars for shipping purposes, as well as to facilitate the short-term storage of our products, particularly our frac sand products. The railcar leasing market is increasingly tight due to rising demand, and we expect to require additional rail cars as we continue to expand our commercial silica production. As of December 31, 2013, we had a leased fleet of 3,639 rail cars and are currently negotiating additional leases. We believe that we will have access to a sufficient supply of railcars to meet our needs.

For some of our high margin, finer ground commercial silica and other specialty products such as calcined kaolin clay, we can effectively distribute our products nationally and, in some cases, internationally. These sales are typically made through distributors and are shipped by rail to North American locations and by ocean-going barge to international locations.

Our Reserves

We believe we have a broad and high quality mineral reserves base due to our strategically located mines and facilities. At December 31, 2013, we estimate that we had approximately 297 million tons of proven and probable recoverable mineral reserves. The quantity and nature of the mineral reserves at each of our properties are estimated by our internal geologists and mining engineers. Our internal geologists and engineers update our reserve estimates annually, making necessary adjustments for operations at each location during the year and additions or reductions due to property acquisitions and dispositions, quality adjustments and mine plan updates. Before acquiring new reserves, we perform surveying, drill core analysis and other tests to confirm the quantity and quality of the acquired reserves. In some instances, we acquire the mineral rights to reserves without actually taking ownership of the properties. For more information related to our production facilities, deposits and reserves, see Item 2, “Properties”.

Commercial Team

Our commercial team consists of more than 60 individuals responsible for all aspects of our sales process, including pricing, marketing, transportation and logistics, product development and general customer service.

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

Our commercial team can be divided into four units:

•

Sales—Our sales team is organized by both region and end market. Domestically, we have an experienced group of regional sales managers underneath a national sales director, along with dedicated team members for the oil and gas proppants and the industrial and specialty end markets. Our oil and gas proppants team is lead out of our Houston office and is regionally positioned in the oil & gas markets across the U.S. This staff consists of experienced experts in the use of frac proppants in the oil & gas industry. Internationally, we opened our first office abroad in 2011 in Shanghai, China, through which we expect to establish key partnerships with local industry leaders and develop business opportunities across the Asia Pacific region. As we make decisions to enter or expand our presence in certain end markets or regions, we will continue to add dedicated team members to support that growth.

•

Marketing—Our marketing team coordinates all of our new and existing customer outreach efforts. This includes producing exhibits for trade shows and exhibitions, manufacturing product overview materials, participating in regional industry meetings and other trade associations and managing our advertising efforts in trade journals.

•

Transportation and Logistics—Our transportation and logistics team manages over 105,000 domestic and international shipments annually by directing inbound and outbound rail and truck traffic, supervising equipment maintenance, coordinating with rail carriers to ensure equipment availability, ensuring compliance with shipping regulations and strategically planning for future growth.

•

Technical—Our technical team is anchored by our corporate laboratory in Berkeley Springs, West Virginia and our oil & gas laboratory in Houston, Texas. At these facilities, we perform a variety of analyses including:

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

•

Customer Service—Our Customer Service team is dedicated to creating an exceptional customer experience and making it easy to do business with our company. The organization aims to accomplish this by consistently exceeding our customers’ expectations, continually improving our performance, offering efficient and timely responses to customer needs, being available to our customers 24/7 and providing customers with personal points of contact on whom they can rely.

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

Employees

As of December 31, 2013, we employed a workforce of 844 employees, the majority of whom are hourly wage plant workers living in the areas surrounding our mining facilities. The majority of our hourly employees are represented by labor unions that include the Teamsters, United Steelworkers, Paper Allied-Industrial Chemical & Energy, Glass/Molders/Pottery/Plastics and Laborers. We believe that we maintain good relations with our workers and their respective unions and have not experienced any material strikes or work stoppages since 1987.

Our employees average approximately 12 years of tenure with us, and we have an annual employee turnover rate of 11%. We believe this low turnover rate has directly contributed to improved process efficiencies and safety, which in turn help drive cost reductions. We believe our labor rates compare favorably to other mining and manufacturing facilities in the same geographic areas. We maintain workers’ compensation coverage in amounts required by law and have no material claims pending. We also offer all full-time employees a competitive package of employee benefits, which includes medical, dental, life and disability coverage.

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

Regulation and Legislation

Mining and Workplace Safety

Federal Regulation

The U.S. Mine Safety and Health Administration (“MSHA”) is the primary regulatory organization governing the commercial silica industry. Accordingly, MSHA regulates quarries, surface mines, underground mines and the industrial mineral processing facilities associated with quarries and mines. The mission of MSHA is to administer the provisions of the Federal Mine Safety and Health Act of 1977 and to enforce compliance with mandatory safety and health standards. MSHA works closely with the Industrial Minerals Association, a trade association in which we have a significant leadership role, in pursuing this mission. As part of MSHA’s oversight, representatives perform at least two unannounced inspections annually for each above-ground facility. To date these inspections have not resulted in any citations for material violations of MSHA standards. For additional information regarding mining and workplace safety, including MSHA safety and health violations and assessments in 2013, see Item 4, “Mine Safety Disclosures”.

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

We have a long history of positive engagement with the communities that surround our existing mining operations. We have 11% employee turnover and have had no significant strikes in more than 26 years, evidence of the strong relationship we have with our employees. We believe this strong relationship helps foster good relations with the communities in which we operate. Although additional regulatory requirements could negatively impact our business, financial condition and results of operations, we believe our existing operations are less likely to be negatively impacted by virtue of our good community relations.

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

Executive Officers of the Registrant

John P. Blanchard, age 40, has served as our Vice President and General Manager, Industrial and Specialty Products since September 2011. Mr. Blanchard possesses over 17 years’ experience in a variety of industries, including nonwovens, composites, building materials and pharmaceuticals. Prior to joining us, Mr. Blanchard held various positions of increasing responsibility with Johns Manville from 2005 to September 2011, including Global Business Director from December 2010 to September 2011 and Global Business Manager from February 2008 to December 2010. Mr. Blanchard earned a B.S. in Chemical Engineering from Michigan Technological University and an M.B.A. from the University of Michigan.

Bradford B. Casper, age 39, has served as our Vice President of Strategic Planning since May 2011. Before joining us, Mr. Casper was at Bain & Company, Inc., where he held various positions from 2002 to May 2011 in the United States, Australia and Hong Kong, most recently serving as a Principal from July 2010 to May 2011. Mr. Casper earned a B.S. in Accounting from the University of Illinois at Urbana-Champaign and an M.B.A. from the Wharton School at the University of Pennsylvania.

Christine C. Marshall, age 52, has served as our General Counsel and Corporate Secretary since November 2012. Prior to joining us, Ms. Marshall served as Vice President and General Counsel of the Security Technologies Sector of Ingersoll Rand Company from September 2010 to January 2012. From 2005 to 2010, Ms. Marshall held various positions of increasing responsibility with Tyco International, including General Counsel of Tyco Flow Control Americas from January 2008 to May 2010. Ms. Marshall earned a B.A. degree from Harvard University and a J.D. degree from Georgetown University Law Center.

Donald A. Merril, age 49, has served as our Vice President and Chief Financial Officer since January 2013 and served as our Vice President of Finance from October 2012 until his appointment as Chief Financial Officer. Previously, Mr. Merril had served as Senior Vice President and Chief Financial Officer of Myers Industries Inc. from January 2006 through August 2012. Prior to serving at Myers Industries, Mr. Merril held the role of Vice President and Chief Financial Officer, Rubbermaid Home Products Division at Newell Rubbermaid Inc. from 2003 through 2005. Mr. Merril has a B.S. in Accounting from Miami University.

David D. Murry, age 52, has served as our Vice President of Talent Management and Chief Human Resources Officer since October 2011. Prior to joining us, Mr. Murry was the Director of Human Resources and Talent Management for Arkema, a diversified chemicals company, from October 2005 to October 2011. He has held positions of increasing leadership with Armstrong, Dell, and Alcoa. Mr. Murry oversees our Human Resources, Occupational Health, and Safety team members in the corporate office as well as at all of our operating facilities. Mr. Murry earned a B.S. in Mining Engineering from Texas A&M University and a Master’s of Science in Management from Antioch University.

Bryan A. Shinn, age 52, has served as our President since March 2011 and as our Chief Executive Officer and a member of our Board of Directors (the “Board”) since January 10, 2012. Prior to assuming this position, Mr. Shinn was our Senior Vice President of Sales and Marketing from October 2009 to February 2011. Before joining us, Mr. Shinn was employed by the E. I. du Pont de Nemours and Company from 1983 to September 2009, where he held a variety of key leadership roles in operations, sales, marketing and business management, including Global Business Director and Global Sales Director. Mr. Shinn earned a B.S. in Mechanical Engineering from the University of Delaware. As a result of these and other professional experiences, Mr. Shinn possesses particular knowledge and experience in operations, sales, marketing, management and corporate strategy that strengthen the Board's collective qualifications, skills and experience.

Jason L. Tedrow, age 39, has served as our Vice President of Supply Chain since January 2012. Before joining us, Mr. Tedrow was with Lafarge Cement where he held various distribution and supply chain management roles of increasing responsibility from 2006 through January 2012, most recently serving as the Director of Distribution for Lafarge’s River Business Unit from July 2011 to January 2012. Mr. Tedrow also held various engineering and supply chain management positions with ConAgra Foods from 2000 to January 2006 and The Amway Corporation from 1998 to August 2000. Mr. Tedrow earned a B.S. in Industrial Engineering from Western Michigan University and an M.B.A. from the University of Chicago, Booth School of Business.

Don Weinheimer, age 55, has served as our Vice President and General Manager, Oil & Gas since July 2012. Before joining us, Mr. Weinheimer had served in various executive positions with Key Energy Services since October 2006 including as Senior Vice President, Strategy, Markets and Technology; Senior Vice President of Business Development, Technology and Strategic Planning; Senior Vice President of Product Development, Strategic Planning and Quality; and Senior Vice President, Production Services. Prior to joining Key Energy Services, Mr. Weinheimer held various positions of increasing responsibility with Halliburton Company, a global energy services company, since 1981 including as Vice President of Technology Globalization within its Energy Services Group from July 2006 to October 2006 and as Vice President of Innovation and Marketing in its Production Optimization Division from July 2004 to June 2006. Mr. Weinheimer has over 31 years of industry experience, including international operational and business development experience in both the Middle East and Algeria. Mr. Weinheimer earned his B.S. in Agricultural Engineering from Texas A&M University.

Michael L. Winkler, age 49, has served as our Vice President and Chief Operating Officer since December 2013. He served as our Vice President of Operations from June 2011 until December 2013. Before joining us, Mr. Winkler was Vice President of Operations for Campbell Soup Company from August 2007 to June 2011 and held various positions with Mars Inc. from 1996 to August 2007, including Plant Manager—Columbus Plant and Director of Industrial Engineering. Mr. Winkler earned a B.S. in Industrial Engineering from the University of Wisconsin—Platteville and an M.B.A. from the University of North Texas.

Adam S. Yoxtheimer, age 34, joined U.S. Silica in September 2013 as our Vice President and Chief Administrative Officer. Prior to joining us, Mr. Yoxtheimer served as a Principal for Booz & Company in the Energy, Chemical and Utilities practice from May 2007 until September 2013. From 2004 until 2006, Mr. Yoxtheimer held a senior engineering position in the Information Systems & Global Solutions division of Lockheed Martin Corporation. He began his career as a systems engineer at BAE Systems based in Washington, D.C. Mr. Yoxtheimer holds a bachelor’s degree from Princeton University, a master’s degree from University of Virginia and an MBA from the Darden Graduate School of Business at the University of Virginia.

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

Risks Related to Our Business

The demand for commercial silica fluctuates, which could adversely affect our results of operations.

Demand in the end markets served by our customers is influenced by many factors, including the following:

•	global and regional economic, political and military events and conditions;

•	fluctuations in energy, fuel, oil and natural gas prices and the availability of such fuels;

•	demand for oil, natural gas and petroleum products;

•	changes in residential and commercial construction demands, driven in part by fluctuating interest rates and demographic shifts;

•	demand for automobiles and other vehicles;

•	the substitution of plastic or other materials for glass;

•	the use of recycled glass in glass production

•	competition from offshore producers of glass products;

•	changes in demand for our products due to technological innovations;

•	changes in laws and regulations (or the interpretation thereof) related to the mining and hydraulic fracturing industries, silica dust exposure or the environment;

•	prices, availability and other factors relating to our products;

•	increases in costs of labor and labor strikes; and

•	population growth rates.

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

Demand in many of the end markets for commercial silica is driven by the construction and automotive industries. For example, the flat glass market depends on the automotive and commercial and residential construction and remodeling markets. The market for commercial silica used to manufacture building products is driven primarily by demand in the construction markets. The demand for foundry silica depends on the rate of automobile, light truck and heavy equipment production as well as construction. In the automotive industry, North American car and truck production was up 4% in 2013 after being up 17% in 2012, but remains below pre-recession levels. Housing starts in 2013 were approximately 923,400 units, an 18% improvement over 2012 but still only a fraction of the peak rate of 2.1 million units in 2005. The demand for frac sand is driven by demand for oil and natural gas. In periods of lower economic productivity or recession, oil and natural gas prices tend to decrease, as they did during late 2008 and portions of 2009, which, in turn, causes exploration and production companies to reduce their exploration, development, production and well completion activities. The reduced level of such activities could result in a corresponding decline in the demand for frac sand. In addition, given that silica transportation represents one of our customers’ largest costs, if, in response to economic pressures, our customers choose to move their production offshore, the increased logistics costs could reduce demand for our products. Continued weakness in the industries we serve has had, and may in the future have, an adverse effect on sales of our products and our results of operations. A continued or renewed economic downturn in one or more of the industries or geographic regions that we serve, or in the worldwide economy, could cause actual results of operations to differ materially from historical and expected results.

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

A significant portion of our sales is generated at three of our plants. Any adverse developments at any of those plants or in the end markets those plants serve could have a material adverse effect on our financial condition and results of operations.

A significant portion of our sales are generated at our plants located in Ottawa, Illinois, Mill Creek, Oklahoma, and Sparta, Wisconsin. These plants represented a combined 63%, 58% and 52% of our total sales volume in 2013, 2012 and 2011, respectively. Any adverse development at these plants or in the end markets these plants serve, including adverse developments due to catastrophic events or weather, decreased demand for commercial silica products, a decrease in the availability of transportation services or adverse developments affecting our customers, could have a material adverse effect on our financial condition and results of operations.

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

The federal Safe Drinking Water Act (the “SDWA”) regulates the underground injection of substances through the Underground Injection Control Program (the “UIC Program”). Hydraulic fracturing generally has been exempt from federal regulation under the UIC Program, and the hydraulic fracturing process has been typically regulated by state or local governmental authorities. The EPA, however, has taken the position that certain aspects of hydraulic fracturing with fluids containing diesel fuel may be subject to regulation under the UIC Program, specifically as “Class II” UIC wells. In February 2014, the EPA released an interpretive memorandum to clarify UIC Program requirements under the SDWA for underground injection of diesel fuels in hydraulic fracturing for oil and gas extraction and issued technical guidance containing recommendations for EPA permit writers to consider in implementing these UIC “Class II” requirements. Among other things, the memorandum and technical guidance clarified that any owner or operator who injects diesel fuels in hydraulic fracturing for oil or gas extraction must obtain a UIC “Class II” permit before injection. The EPA also issued final rules in 2012 that included the first federal air standards for natural gas and oil wells that are hydraulically fractured, along with other requirements for several other sources of pollution in the oil and gas industry that had not been regulated at the federal level. In addition, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, a committee of the U.S. House of Representatives (the “House”) conducted an investigation of hydraulic fracturing practices and a subcommittee of the Secretary of Energy Advisory Board (the “SEAB”) of the U.S. Department of Energy was tasked with recommending steps to improve the safety and environmental performance of hydraulic fracturing. As part of these studies, the EPA, the House committee and the SEAB subcommittee requested that certain companies provide them with information concerning the chemicals used in the hydraulic fracturing process. These studies could potentially spur initiatives to further regulate hydraulic fracturing under the SDWA or otherwise. The SEAB subcommittee issued a preliminary report in August 2011 and a final report in November 2011 recommending, among other things, measures to improve and protect air and water quality, improvements in communication among state and federal regulators, elimination of diesel fuel in shale gas production, disclosure of fracturing fluid composition and the creation of a publicly accessible database organizing all publicly disclosed information with respect to hydraulic fracturing operations. Legislation has been introduced before the U.S. Congress to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. If this or similar legislation becomes law, the legislation could establish an additional level of federal regulation that may lead to additional permitting requirements or other operating restrictions, making it more difficult to complete natural gas and oil wells in shale formations. This could increase our customers’ costs of compliance and doing business or otherwise adversely affect the hydraulic fracturing services they perform, which may negatively impact demand for our frac sand products.

In addition, the federal Bureau of Land Management (the “BLM”) and various state, local and foreign governments have implemented, or are considering, increased regulatory oversight of hydraulic fracturing through additional permitting requirements, operational restrictions, disclosure requirements and temporary or permanent bans on hydraulic fracturing in certain areas such as environmentally sensitive watersheds. For example, Vermont banned hydraulic fracturing in the state in 2012 and certain states such as New York and New Jersey issued moratoriums on hydraulic fracturing while they considered studies of and regulations regarding hydraulic fracturing, although New Jersey’s moratorium expired in 2013. A number of local municipalities across the United States have instituted measures resulting in temporary or permanent bans on or otherwise limiting or delaying hydraulic fracturing in their jurisdictions. Such moratoriums and bans could make it more difficult to conduct hydraulic fracturing operations and increase our customers’ cost of doing business, which could negatively impact demand for our frac sand products. The BLM also proposed and is in the process of reconsidering regulations requiring disclosure of chemicals used in the hydraulic fracturing process both before and after any drilling on federal public land, and Arkansas, Colorado, Idaho, Illinois, Indiana, Louisiana, Michigan, Mississippi, Montana, New Mexico, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Utah, West Virginia and Wyoming have enacted legislation or issued regulations which impose various disclosure requirements on hydraulic fracturing operators. The availability of information regarding the constituents of hydraulic fracturing fluids could make it easier for third parties opposing the hydraulic fracturing process to initiate individual or class action legal proceedings based on allegations that specific chemicals used in the hydraulic fracturing process could adversely affect groundwater and drinking water supplies or otherwise cause harm to human health or the environment. Moreover, disclosure to third parties or to the public, even if inadvertent, of our customers’ proprietary chemical formulas could diminish the value of those formulas and result in competitive harm to our customers, which could indirectly impact our business, financial condition and results of operations.

The adoption of new laws or regulations at the federal, state, local or foreign levels imposing reporting obligations on, or otherwise limiting or delaying, the hydraulic fracturing process could make it more difficult to complete natural gas and oil wells in shale formations, increase our customers’ costs of compliance and doing business and otherwise adversely affect the hydraulic fracturing services they perform, which could negatively impact demand for our frac sand products. In addition, heightened political, regulatory and public scrutiny of hydraulic fracturing practices could potentially expose us or our customers to increased legal and regulatory proceedings, and any such proceedings could be time-consuming, costly or result in substantial legal liability or significant reputational harm. Any such developments could have a material adverse effect on our business, financial condition and results of operations, whether directly or indirectly. For example, we could be directly affected by adverse litigation involving us, or indirectly affected if the cost of compliance limits the ability of our customers to operate in the geographic areas we serve.

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

In 2013, our new resin-coated sand facility became fully operational, with capacity to resin coat up to 400 million pounds of sand annually and our Sparta, Wisconsin facility became fully operational with an annual raw sand production capacity of 1,700,000 tons. We also made an initial investment in a new Greenfield site near Utica, Illinois, which we expect to become fully operational by the end of the second quarter of 2014 and to have an annual capacity of approximately 1,500,000 tons of raw frac sand. In addition, we are evaluating the potential development of a Greenfield project in Eau Claire County, Wisconsin, which, depending on market conditions, could become operational as early as late 2015 and potentially add 3,000,000 tons of annual frac sand capacity.

Under our current business plan, we expect to fund our expansion plan through a combination of cash on our balance sheet and cash generated from our operations. If the assumptions on which we based our estimated capital expenditures change or are inaccurate, we may require additional funding. Such funding may not be available on terms acceptable to us, or at all. Moreover, actual operating costs once we have completed the capacity expansion may be higher than initially anticipated. We also have not secured off-take commitments for the incremental production from our capacity expansion plans, and we may not be able to secure adequate demand for the incremental production. Furthermore, substantial investments in transportation infrastructure have been and will be required to effectively execute the capacity expansion, and we may not be successful in expanding our logistical capabilities to accommodate the additional production capacity.

Any failure to successfully implement our capacity expansion plans due to an inability to obtain necessary permits, insufficient funding, delays, unanticipated costs or other factors, or failure to realize the anticipated benefits of our capacity expansion plans, including securing demand for the incremental production, could have a material adverse effect on our business, financial condition and results of operations.

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

Because the markets for our products are typically local, we also compete with smaller, regional or local producers. For instance, in recent years there has been an increase in the number of small producers servicing the frac sand market due to an increased demand for hydraulic fracturing services. Should the demand for hydraulic fracturing services decrease or the supply of frac sand available in the market increase, prices in the frac sand market could materially decrease as less-efficient producers exit the market, selling frac sand at below market prices. In addition, oil and natural gas exploration and production companies and other providers of hydraulic fracturing services could acquire their own frac sand reserves, expand their existing frac sand production capacity or otherwise fulfill their own proppant requirements and existing or new frac sand producers could add to or expand their frac sand production capacity, which would negatively impact demand for our frac sand products. We may not be able to compete successfully against either our larger or smaller competitors in the future, and competition could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

A large portion of our sales is generated by our top ten customers, and the loss of, or a significant reduction in, purchases by our largest customers could adversely affect our operations.

Our top ten customers made up 52%, 37% and 44% of our total sales revenue during the years ended December 31, 2013, 2012, and 2011, respectively, with no single customer accounting for more than 10% of the total sales revenue in any given year. During 2013, we had long-term, competitively-bid supply contracts with seven customers in the oil and gas proppants end market, all of which were among our top ten overall customers, including our top customer for 2013. These agreements have initial terms expiring between 2013 and 2016. As of February 26, 2014, we maintained long-term supply contracts with five customers, all of which were among our top ten overall customers. While some of our largest customers have entered into supply contracts with us, these customers may not continue to purchase the same levels of our commercial silica products in the future due to a variety of reasons, contract requirements notwithstanding. For example, some of our top customers could go out of business or, alternatively, be acquired by other companies that purchase the same products and services provided by us from other third-party providers. Our customers could also seek to capture and develop their own sources of commercial silica. If any of our major customers substantially reduces or altogether ceases purchasing our commercial silica products, we could suffer a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

In addition, the long-term supply agreements we have may negatively impact our results of operations. Certain of our long-term agreements are for sales at fixed prices that are adjusted only for certain cost increases. As a result, in periods with increasing prices, our sales could grow at a slower rate than industry spot prices.

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

Our business could be materially adversely affected by weather conditions. Severe weather conditions may affect our customers’ operations, thus reducing their need for our products, as was the case in December 2013. Weather conditions may impact our operations, resulting in weather-related damage to our facilities and equipment or an inability to deliver equipment, personnel and products to job sites in accordance with contract schedules. In addition, the EPA has stated that climate change may lead to the increased frequency and severity of extreme weather events. Any such interference with our operations could force us to delay or curtail services and potentially breach our contractual obligations or result in a loss of productivity and an increase in our operating costs.

Our production process consumes large amounts of natural gas and electricity. An increase in the price or a significant interruption in the supply of these or any other energy sources could have a material adverse effect on our financial condition or results of operations.

Energy costs, primarily natural gas and electricity, represented approximately 5% of our total sales in 2013. Natural gas is the primary fuel source used for drying in the commercial silica production process and, as such, our profitability is impacted by the price and availability of natural gas we purchase from third parties. The price and supply of natural gas are unpredictable and can fluctuate significantly based on international, political and economic circumstances, as well as other events outside our control, such as changes in supply and demand due to weather conditions, actions by OPEC and other oil and natural gas producers, regional production patterns and environmental concerns. In addition, potential climate change regulations or carbon or emissions taxes could result in higher production costs for energy, which may be passed on to us in whole or in part. In the past, the price of natural gas has been extremely volatile, and we expect this volatility to continue. For example, during the year ended December 31, 2013, the monthly closing price of natural gas ranged from a high of $4.15 per million British Thermal Units (“BTUs”) to a low of $3.23 per million BTUs. In order to manage this risk, we may hedge natural gas prices through the use of derivative financial instruments, such as forwards, swaps and futures. However, these measures carry risk (including nonperformance by counterparties) and do not in any event entirely eliminate the risk of decreased margins as a result of natural gas price increases. A significant increase in the price of energy that is not recovered through an increase in the price of our products or covered through our hedging arrangements or an extended interruption in the supply of natural gas or electricity to our production facilities could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

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

The manufacture of resin-coated sand is a new process for us, and failure to effectively integrate this new process with our existing processes could have a material adverse effect on our financial condition and results of operations.

In 2013, our resin-coating facility in Rochelle, Illinois that produces resin-coated sand, which is a higher-strength alternative to traditional frac sand and involves a manufacturing process with which we are relatively inexperienced, became fully operational. If we are unable to operate this facility effectively or to secure adequate, cost-effective supply commitments for the raw materials associated with resin-coated sand, our ability to sell this product to the marketplace may be adversely impacted. In addition, there are attendant risks of market acceptance and product performance that could result in less demand than anticipated and our having excess capacity. A lack of sales of resin-coated sand could have a material adverse effect on our financial condition and results of operations.

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

We have, and we will continue to have, a significant amount of indebtedness. As of December 31, 2013, we had $371.5 million of outstanding indebtedness. Under our senior secured credit facility, as of December 31, 2013, we had a $50 million line-of-credit, of which $9.0 million is being used for outstanding letters of credit, leaving $41.0 million of borrowing availability. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. We also have, and will continue to have, significant pension obligations. As of December 31, 2013, our unfunded pension obligations totaled $14.5 million. Our substantial indebtedness and pension obligations could have other important consequences to you and significant effects on our business. For example, they could:

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

Our senior secured credit facility contains certain restrictions and financial covenants that may restrict our business and financing activities

Our existing senior secured credit facility contains, and any future financing agreements that we may enter into will likely contain, operating and financial restrictions and covenants that may restrict our ability to finance future operations or capital needs or to engage in, expand or pursue our business activities.

Our ability to comply with these restrictions and covenants is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in our senior secured credit facility, a significant portion of our indebtedness may become immediately due and payable and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our senior secured credit facility are secured by substantially all of our assets, and if we are unable to repay our indebtedness under our senior secured credit facility, the lenders could seek to foreclose on our assets.

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

Our ability to service our indebtedness will depend on, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing or delaying business activities, acquisitions, investments and/or capital expenditures; selling assets; restructuring or refinancing our indebtedness; or seeking additional equity capital or bankruptcy protection. We may not be able to affect any of these remedies on satisfactory terms or at all.

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

As of December 31, 2013, various labor unions represented approximately 47% of our employees. If we are unable to renegotiate acceptable collective bargaining agreements with these labor unions in the future, we could experience, among other things, strikes, work stoppages or other slowdowns by our workers and increased operating costs as a result of higher wages, health care costs or benefits paid to our employees. An inability to maintain good relations with our workforce could cause a material adverse effect on our business and results of operations.

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

Many of our employees participate in our defined benefit pension plans. In 2013, we made payments totaling $2.3 million toward reducing the unfunded liability of our defined benefit pension plans. Declines in interest rates or the market values of the securities held by the plans, or other adverse changes, could materially increase the underfunded status of our plans and affect the level and timing of required cash contributions. To the extent we use cash to reduce these unfunded liabilities, the amount of cash available for our working capital needs would be reduced. In addition, under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Pension Benefit Guaranty Corporation (“PBGC”) has the authority to institute proceedings to terminate a pension plan if (1) the plan has not met the minimum funding requirements, (2) the plan cannot pay current benefits when due, (3) a lump sum payment has been made to a participant who is a substantial owner of the sponsoring company (and certain other technical conditions exist) or (4) the loss to the PBGC is reasonably expected to increase unreasonably over time if the plan is not terminated. In the event our tax-qualified pension plans are terminated by the PBGC, we could be liable to the PBGC for the underfunded amount, which could trigger default provisions in our credit facilities. As of December 31, 2013, our pension obligation was $99.8 million (with plan assets of $85.4 million). The amount of cash ultimately required to fund these obligations will vary based on a number of factors including future return on assets, mortality rates and other such actuarial assumptions. Based on current assumptions, we expect to pay $4.6 million in the year 2014, a total of $8.5 million for the two-year period from 2015 through 2016 and a total of $5.4 million for the two-year period from 2017 through 2018.

We also have a post-retirement health and life insurance plan for many of our employees. The post-retirement benefit plan is unfunded. We derive post-retirement benefit expense from an actuarial calculation based on the provisions of the plan and a number of assumptions provided by us including information about employee demographics, retirement age, future health care costs, turnover, mortality, discount rate, amount and timing of claims and a health care inflation trend rate. Our post-retirement healthcare obligations were $22.3 million as of December 31, 2013. Based on current assumptions, we expect to pay $1.4 million in the year 2014, a total of $2.8 million for the two-year period from 2015 through 2016, a total of $3.0 million for the two-year period from 2017 through 2018 and a total of $15.1 million thereafter. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations.”

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

If we fail to maintain adequate internal controls over financial reporting, we may not be able to report our financial results in a timely and reliable manner, which could harm our business and impact the value of our common stock.

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

In addition to environmental regulation, we are subject to laws and regulations relating to human exposure to crystalline silica. Several federal and state regulatory authorities, including the U.S. Mining Safety and Health Administration and the U.S. Occupational Safety and Health Administration, may continue to propose changes in their regulations regarding workplace exposure to crystalline silica, such as permissible exposure limits and required controls and personal protective equipment. For instance, in August 2013, OSHA proposed regulations that would reduce permissible exposure limits to 50 micrograms of respirable crystalline silica per cubic meter of air, averaged over an 8-hour day. Both the North American Industrial Mining Association and the National Industrial Sand Association, both of which we are a member, track silicosis-related issues and aim to work with government policymakers in crafting such regulations.

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

Since at least 1975, we and/or our predecessors have been named as a defendant, usually among many defendants, in numerous products liability lawsuits brought by or on behalf of current or former employees of our customers alleging damages caused by silica exposure. We were the subject of 88 active silica exposure claims and 3,146 inactive claims as of February 26, 2014. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media, involve various other defendants and have been filed in the states of Texas, Louisiana and Mississippi, although some cases have been brought in many other jurisdictions over the years.

Prior to the fourth quarter of 2012, we had insurance policies for both our predecessors that covered certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to various insurance). As a result of a settlement with a former owner and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf. The silica-related litigation brought against us to date and associated litigation costs, settlements and verdicts have not resulted in a material liability to us to date. However, we continue to have silica exposure claims filed against us, including claims that allege silica exposure for periods not covered by insurance, and the costs, outcome and impact to us of any pending or future claims is not certain. Any such pending or future claims or inadequacies of our insurance coverage could have a material adverse effect on our business, reputation, financial condition, results of operations, cash flows and prospects. For further information, see “Business—Legal Proceedings.”

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

The stock market has and continues to experience extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the underlying businesses. Given our limited history as a public company, these fluctuations may be even more pronounced in the trading market for our stock. In addition, many industries have experienced a period of significant disruption characterized by the bankruptcy, failure, collapse or sale of various companies, which led to increased volatility in securities prices and a significant level of intervention from the U.S. and other governments in securities markets. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance.

In addition to the risks described in this section, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	quarterly variations in our operating results compared to market expectations;

•	announcements of acquisitions of or investments in other businesses and properties or dispositions;

•	changes in preferences of our customers;

•	announcements of new services or products or significant price reductions by us or our competitors;

•	size of the public float;

•	stock price performance of our competitors;

•	fluctuations in stock market prices and volumes;

•	default on our indebtedness or foreclosure on our properties;

•	actions by competitors;

•	changes in our management team or key personnel;

•	changes in ratings and financial estimates by securities analysts;

•	negative earnings or other announcements by us or other industrial companies;

•	downgrades in our credit ratings or the credit ratings of our competitors;

•	issuances of capital stock; and

•	global economic, legal and regulatory factors unrelated to our performance.

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

Sales of substantial amounts of our common stock in the public market or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. As of February 21, 2014, we have 53,551,879 shares of common stock outstanding. These shares of common stock are freely tradable without restriction under the Securities Act, except for any shares of our common stock that may be held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which will be restricted or control shares under the Securities Act. Restricted or control shares may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. If a large number of shares are sold on the open market, the price of our common stock could decline.

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

Our certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our Board. These provisions:

•

authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the Board is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for elections to our Board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

Our certificate of incorporation also contains a provision that provides us with protections similar to Section 203 of the Delaware General Corporation Law (the “DGCL”), and will prevent us from engaging in a business combination with a person who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock, unless Board or stockholder approval is obtained prior to the acquisition. These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our company, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

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

Holders of our common stock are entitled to receive only such dividends as our Board may declare out of funds legally available for such payments. We are incorporated in Delaware and are governed by the DGCL. The DGCL allows a corporation to pay dividends only out of a surplus, as determined under Delaware law or, if there is no surplus, out of net profits for the fiscal year in which the dividend was declared and for the preceding fiscal year. Under the DGCL, however, we cannot pay dividends out of net profits if, after we pay the dividend, our capital would be less than the capital represented by the outstanding stock of all classes having a preference upon the distribution of assets. While management and our Board remain committed to evaluating additional ways of creating shareholder value, any determination to pay dividends and other distributions in cash, stock or property by us in the future will be at the discretion of our Board and will be dependent on then-existing conditions, including business conditions, our financial condition, results of operations, liquidity, capital requirements, contractual restrictions including restrictive covenants contained in debt agreements and other factors. While we have recently declared and paid a quarterly cash dividend on our common stock as described under Part II, Item 5 of this Annual Report on Form 10-K, we are not required to declare future cash dividends on our common stock.

We incur increased costs as a result of being a public company.

As a public company, we incur significant legal, accounting, insurance and other expenses, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with complying with the requirements of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act of 2010, and related rules implemented by the SEC and the NYSE. In particular, we have been required to do the following:

•	prepare and distribute periodic public reports and other stockholder communications in compliance with our obligations under the federal securities laws and NYSE rules;

•	create or expand the roles and duties of our Board, our Board committees and management;

•	institute more comprehensive financial reporting and disclosure compliance functions;

•	hire additional financial and accounting personnel and other experienced accounting and finance staff with the expertise to address the complex accounting matters applicable to public companies;

•	enhance and formalize closing procedures at the end of our accounting periods;

•	improve our internal control over financial reporting;

•	enhance our internal audit function;

•	establish an investor relations function;

•	establish new internal policies, such as those relating to disclosure controls and procedures and insider trading; and

•	retain and involve to a greater degree outside counsel and accountants in the activities listed above.

The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty.

These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters is located in Frederick, Maryland. In addition, we maintain corporate support centers and sales offices in Chicago, Illinois, Houston, Texas and Shanghai, China.

As of February 26, 2014, we operate 15 production facilities located primarily in the eastern half of the United States, with operations in Alabama, Illinois (2), Louisiana, Michigan, Missouri, New Jersey, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wisconsin. We also own one undeveloped site in Arkansas and are developing a third production facility in Illinois, which we expect to take ownership of by the end of the second quarter of 2014. We also own a transload site and lease additional transload sites.

Additionally, we operate corporate laboratories located on-site at our Berkeley Springs, West Virginia and Houston, Texas facilities that provide critical technical expertise, analytical testing resources and application development to promote product value and cost savings. The following map shows the locations of our U.S. facilities.

We generally own our principal production properties, although some land is leased. Substantially all of our owned assets are pledged as security under our senior secured credit facility; for additional information regarding our indebtedness, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.” Corporate offices, including sales locations are leased. In general, we consider our facilities, taken as a whole, to be suitable and adequate for our current operations. However, we will continue to invest significant resources to increase production capacity through strategic initiatives, including Greenfield projects such as our new facility in Sparta, Wisconsin and Brownfield expansion projects such as the potential expansion of capacity at our existing facilities, including our new resin-coating facility.

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

We acquired the Ottawa facility in 1987 by merger with the Ottawa Silica Company, which had historically used the property to produce whole grain and ground silica for customers in industrial and specialty products end markets. Since acquiring the facility we have renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including washing, hydraulic sizing, grinding, screening and blending. These production techniques allow the Ottawa facility to meet a wide variety of focused specifications on product composition from customers. As such, the Ottawa facility services multiple end markets, such as glass, building products, foundry, fillers and extenders, chemicals and oil and gas proppants. In November 2009, we expanded the frac sand capacity of this facility by 500,000 tons. During the fourth quarter of 2011, we completed a follow-on expansion project that added an additional 900,000 tons of frac sand capacity. Once the product is appropriately processed, it is shipped either in bulk or packaged form by rail by either the CSX Corporation or the BNSF Railway Company (via the Illinois Railway short line), truck or barge through terminals located on the plant site and at a leased site approximately three miles from the plant. In 2013, we purchased a related existing silica sand processing facility from Quality Sand Products, LLC (QSP) in Peru, Illinois.

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

Berkeley Springs, West Virginia

Our surface mines at the Berkeley Springs facility use fuel oil and electricity to produce whole grain, ground and fine ground silica and Florisil through hard rock mining. The reserves are part of the Oriskany Sandstone Formation along the Warm Springs Ridge in eastern West Virginia. The facility is located approximately 100 miles northwest of Baltimore and is accessible by major highways including U.S. Interstate 70.

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

We acquired the Rockwood facility in 1987 by merger with the Ottawa Silica Company, which had historically used the property to produce whole grain and ground silica for customers in industrial and specialty products end markets. Since acquiring the facility we have renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including fluid bed drying, dry screening and classifying. These production techniques allow the Rockwood facility to meet a wide variety of focused specifications on product composition from customers. As such, the Rockwood facility services multiple end markets, such as glass, building products, oil and gas proppants and chemicals. During the fourth quarter of 2011, we completed the addition of 250,000 tons of annual frac sand capacity at the Rockwood facility by installing an entirely new processing circuit. Once the product is appropriately processed, it is packaged in bulk and shipped by rail via the Canadian National Railway or truck.

Mapleton Depot, Pennsylvania

Our surface mines in Mapleton Depot use natural gas, fuel oil and electricity to produce whole grain silica through hard rock mining. The reserves are part of the Oriskany Sandstone Formation deposit in central Pennsylvania. The facility is located approximately 40 miles northwest of Harrisburg and is accessible by major highways including U.S. Interstates 99, 80 and 76.

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

Montpelier, Virginia

Our surface mine in Montpelier uses fuel oil and electricity to produce aplite through hard rock mining. The reserves are part of igneous rock deposits that are unique to this location. The facility is located approximately 20 miles northwest of Richmond and is accessible by major highways including U.S. Interstates 64 and 95.

We acquired the Montpelier facility in 1993 from The Feldspar Company, which had historically used the property to produce aplite for customers in industrial and specialty products end markets. Since acquiring the facility, we have renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including hydraulic crushing and sizing, washing, fluid bed drying and grinding. These production techniques allow the Montpelier facility to meet a wide variety of focused specifications on product composition from customers. As such, the Montpelier facility services multiple end markets, such as glass, building products and recreation. Once the product is appropriately processed, it is packaged in bulk and shipped either by rail by Norfolk Southern Corporation or CSX Corporation or by truck.

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

Hurtsboro, Alabama

Our surface mines in Hurtsboro use propane and electricity, to produce whole grain silica. Sand feed for processing is trucked in from surrounding mine locations. The reserves are mined from the Cusseta member of the lower Ripley deposit Formation. The facility is located approximately 75 miles east of Montgomery and is accessible by major highways including U.S. Interstate 85 and state Highway 431.

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

In the first quarter of 2014, we completed modifications to the Rochelle facility which enable it to function, in part, as a transload as well as being unit train capable. These changes now enable the plant to ship raw sand to multiple destinations across the country.

Sparta, Wisconsin

The Sparta property was acquired on December 30, 2011, and site development began in April 2012. Sand dredging and the wet process plant operations were launched in September 2012, resulting in an initial production of over 150,000 tons of dryer feed stockpile by December 1, 2012. By mid-December 2012, the first of two planned fluid-bed, natural gas dryers and the dry screening circuit was commissioned. These activities culminated in the loading of our first railcar of finished product on December 30, 2012. Phase 2 construction activities began in January 2013, and the facility became fully operational in the second quarter of 2013.

The Sparta deposit contains over 36 million tons of proven ore reserves. The geology is comprised of high purity sands of the Wonewoc Formation. The Wonewoc Sandstone Formation is known for its round, coarse grains and superior crush strength properties, which makes it an ideal substrate for oil and gas proppants. The Sparta property is located 25 miles northeast of La Crosse, WI; approximately 120 miles northwest of Madison, WI; and is readily accessible by both Interstate 90 and the Canadian Pacific railroad. In accordance with the conditional use permit, finished products will only be shipped in bulk by rail.

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

We categorize our reserves as proven or probable in accordance with these SEC definitions. We estimate that we had a total of approximately 297 million tons of proven and probable recoverable mineral reserves as of December 31, 2013. The quantity and nature of the mineral reserves at each of our properties are estimated by our internal geologists and mining engineers. Our internal geologists and engineers update our reserve estimates annually, making necessary adjustments for operations at each location during the year and additions or reductions due to property acquisitions and dispositions, quality adjustments and mine plan updates. Before acquiring new reserves, we perform surveying, drill core analysis and other tests to confirm the quantity and quality of the acquired reserves. In some instances, we acquire the mineral rights to reserves without actually taking ownership of the properties.

Description of Deposits

The following is a description of the nature of our silica and aplite deposits for each of our reserve locations:

Ottawa, Illinois

The deposit has a minimum silica (SiO2) content of 99%. The controlling attributes are iron (Fe2O3 ) content and grain size distribution. Iron is concentrated near the surface, where orange iron staining is evident and also increases where the bottom contact becomes concentrated in iron pyrite. Maximum average full face iron content is 0.045%. The deposit tends to run a coarser grain size distribution in top half of deposit.

Mill Creek, Oklahoma

The deposit has a minimum silica (SiO2) content of 99%. The controlling attributes are iron (Fe2O 3) content, calcium (CaO) and grain size distribution. Multiple faces are exposed to average out variability in grain size and iron. The sand/overburden contact is occasionally concentrated in calcium and any sand with greater than 0.30% CaO is removed during the overburden removal process. Sand with iron greater than 0.025% is not mined.

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

Berkeley Springs, West Virginia

The deposit has a minimum silica (SiO2) content of 99%. The controlling attribute is iron (Fe2O3 ). Ore that is higher than 0.06% iron is not mined. Ore less than 0.06% iron is mined and blended for feed to plant.

Mapleton Depot, Pennsylvania

The deposit has a minimum silica (SiO2) content of 99%. The controlling attribute is iron (Fe2O3 ). Ore that is higher than 0.06% iron is not mined. Ore less than 0.06% iron is mined and blended for feed to plant.

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

Montpelier, Virginia

Montpelier produces alumina sands (aplite) from an anorthosite, which intruded into the Sabot Gneiss, a Precambrian amphibolite. The ore body is characterized as a dome-like structure and comprised of two general phases: a coarse-grained, non-foliated phase and a granulated, medium-grained, foliated phase.

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

The aplite ore (andesine feldspar) deposit is intermixed with an assemblage of other minerals that must be separated out to make an acceptable product. The controlling attributes are titanium (TiO2), aluminum (AI2O3 ), iron (Fe2O3) and phosphorous (P2O5). Ore is blended from multiple faces to produce a product generally at 21% AI2O3, 0.25% Fe2O3 , 0.11% TiO2, and 0.55% P2O5.

Rockwood, Michigan

The deposit has a minimum silica (SiO2) content of 99%. The controlling attribute is iron content (Fe2O3). Mineable sand must have less than 0.01% Fe2O3.

Jackson, Tennessee

The deposit has a minimum silica (SiO2) content of 99%. The controlling attribute of iron (Fe2O3 ) content is managed through keeping clay overburden from intermixing with the sand and maintaining adequate washing of sand in the wet processing of the sand.

Dubberly, Louisiana

The deposit has a minimum silica (SiO2) content of 99%. The controlling attributes are iron (Fe2O3 ) content and grain size distribution. Mining full-face average for iron is 0.045%. The grain size distribution averages greater than 25% plus 50 mesh. Fine and coarse areas are blended to meet the grain size average.

Hurtsboro, Alabama

The deposit has a minimum silica (SiO2) content of 99%. The controlling attribute is grain size distribution. Sand reserves are located on the crests of rolling hills and mining occurs from multiple pits and faces within pits to assure optimum grain size distribution is available to meet the market product mix.

Sparta, Wisconsin

The deposit has a minimum silica (SiO2) content of 99%. The controlling attributes are sand grain crush strength and size distribution. A thin layer of silt overlies 50 to 100 foot thick sand deposit. The deposit is unconsolidated, well sorted and falls predominantly within the 20/70 grain size distribution.

Batesville, Arkansas

The deposit has a minimum silica (SiO2) content of 99%. The controlling attribute is iron (Fe2O3) content. The deposit has two horizons; a low iron horizon where sand has less than 0.009% Fe2O3 and a regular iron horizon where sand has greater than 0.009% Fe2O3 .

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

The Hurtsboro operation mineral reserves and rights are secured under two mineral leases. The majority of the reserves are under a long-term lease that expires in 2019 and includes an annual minimum payment of $8,000 and a production royalty payment of 3% of weighted average selling price. The second mineral lease expires in 2015 and includes an annual minimum payment of $15,000 and a production royalty of 3.3% of the weighted average selling price, which will escalate to 3.35% on June 1, 2014. The mineral leases have been renewed in the past, and it is expected that if mining is still occurring on this property we will have no problem negotiating an extension of these leases.

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

Summary of Reserves

The following table provides information on our 14 production facilities that have reserves, and a currently undeveloped site in Batesville, Arkansas, as of December 31, 2013. Included is the location and area of the facility; the type, amount and ownership status of its reserves; and the primary end markets that it serves. Our facility in Rochelle, IL has no reserves.

Mine/Plant Location	Owned/ Leased	Area	Proven Reserves	Probable Reserves	Combined Proven and Probable Reserves	2013 Tons Mined	Primary End Markets Served
		(in acres)		(amounts in thousands of tons)
Ottawa, IL	Owned	1,781 owned	70,407	40,800	111,207	3,688	Oil and gas proppants, glass, chemicals and foundry
Mill Creek, OK	Owned	2,214 owned 15 mineral lease	—	17,998	17,998	1,262	Oil and gas proppants, glass, foundry and building products
Pacific, MO	Owned	524 owned	15,940	7,994	23,934	547	Oil gas proppants, glass, foundry and fillers and extenders
Berkeley Springs, WV	Owned	4,435 owned	2,507	—	2,507	483	Glass, building products and fillers and extenders
Mapleton Depot, PA	Owned/ Leased	1,761 owned 194 mineral lease 98 access lease	4,463	10,000	14,463	635	Glass and building products
Kosse, TX (1)	Owned	960 owned 118 mineral lease	11,882	—	11,882	384	Glass, building products and fillers and extenders
Mauricetown, NJ	Owned	1,279 owned	12,481	—	12,481	120	Filtration, foundry and building products
Columbia, SC	Leased	648 lease 204 owned	6,410	—	6,410	390	Glass, building products and fillers and extenders
Montpelier, VA (2)	Owned	824 owned	—	13,953	13,953	190	Glass and building products
Rockwood, MI (3)	Owned	872 owned	6,563	—	6,563	—	Glass and building products
Jackson, TN	Owned	132 owned	406	725	1,131	159	Fiberglass and building products
Dubberly, LA	Owned	356 owned 25 tailings lease	4,421	—	4,421	221	Glass, foundry and building products
Batesville, AR	Owned	477 owned	—	34,732	34,732	—	—
Hurtsboro, AL	Leased	117 owned 1,108 mineral lease	1,059	—	1,059	158	Foundry and building products
Sparta, WI	Owned	520 owned	31,351	2,740	34,091	2,390	Oil and gas proppants

Total			167,890	128,942	296,832	10,267

(1)	Kosse’s reserves are comprised of 8,326 tons of silica sand (70%) and 3,556 tons of kaolin clay (30%).
(2)	Montpelier’s reserves are comprised entirely of the mineral aplite.
(3)	Rockwood’s products were produced from ore sourced from a third party. It did not mine any of its reserves in 2013.

ITEM 3.	LEGAL PROCEEDINGS

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

As a result of the above developments, the filing rate of new claims against us over the past few years has decreased to below pre-2001 levels, and we were named as a defendant in three, two and three new silicosis cases filed in 2011, 2012 and 2013, respectively. As of February 26, 2014, there were a total of 88 active silica-related products liability claims pending in which we were a defendant and 3,146 inactive claims. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media, and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for both our predecessors that cover certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to various insurance). As a result of a settlement with a former owner and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf.

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

All of our production facilities are classified as mines and are subject to regulation by the MSHA under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Following passage of The Mine Improvement and New Emergency Response Act of 2006, MSHA significantly increased the numbers of citations and orders charged against mining operations. The dollar penalties assessed for citations issued has also increased in recent years. Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Annual Report filed on Form 10-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our common stock, traded under the symbol “SLCA,” have been publicly traded since February 1, 2012, when our common stock was listed and began trading on the NYSE. Accordingly, no market for our stock existed prior to February 1, 2012.

The following table sets forth for the indicated periods, the high and low sales prices, per share, for our common stock on the NYSE.

	Sales Price
	High	Low
Fiscal 2013
First Quarter	$26.53	$16.53
Second Quarter	$23.57	$19.80
Third Quarter	$25.37	$19.63
Fourth Quarter	$35.78	$26.00
Fiscal 2012
First Quarter	$21.19	$15.50
Second Quarter	$20.55	$9.78
Third Quarter	$14.70	$9.20
Fourth Quarter	$17.00	$12.40

Holders of Record

On February 21, 2014, there were 53,551,879 shares of our common stock outstanding, which were held by approximately 16 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. For additional information related to ownership of our stock by certain beneficial owners and management, refer to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Dividend

We pay dividends on our common stock after the Board declares them. Management and the Board remain committed to evaluating additional ways of creating shareholder value. Any determination to pay dividends and other distributions in cash, stock, or property by U.S. Silica in the future will be at the discretion of the Board and will be dependent on then-existing conditions, including our business conditions, our financial condition, results of operations, liquidity, capital requirements, contractual restrictions including restrictive covenants contained in debt agreements and other factors.

We declared a special dividend of $0.50 per share in December 2012. In 2013, we declared quarterly dividends as follows:

Dividend declared	Price per common share
April 2013	$0.125
July 2013	$0.125
October 2013	$0.125

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

From time to time, we repurchase our common stock in the open market pursuant to programs approved by the Board. We may repurchase our common stock for a variety of reasons, such as to offset dilution related to equity-based incentives and to optimize our capital structure.

On June 11, 2012, the Board authorized us to repurchase up to $25.0 million of our common stock. The authorization was initially for a period of 18 months, concluding on December 11, 2013, but on November 4, 2013, the Board extended the repurchase program through December 11, 2014. We are authorized to repurchase, from time to time, shares of our outstanding common stock on the open market or in privately negotiated transactions. Stock repurchases will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any additional amount of our common stock under the program. We intend to make all repurchases in compliance with applicable regulatory guidelines and to administer the plan in accordance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. As part of the program, as of December 31, 2013, we have repurchased 100,000 shares of our common stock at an average price of $10.72 and are authorized to repurchase up to an additional $23.9 million of our common stock. As of December 31, 2013, all of the 100,000 shares repurchased to date have been re-issued to satisfy employee option exercises.

We consider several factors in determining when to make share repurchases including, among other things, our cash needs, the availability of funding, our future business plans and the market price of our stock. We expect that cash provided by future operating activities, as well as available liquidity, will be the sources of funding for our share repurchase program. Based on the anticipated amounts to be generated from those sources of funds in relation to the remaining authorization approved by our Board under the June 2012 share repurchase program, we do not expect that future share repurchases will have a material impact on our short-term or long-term liquidity.

The following table presents the total number of shares of our common stock that we purchased during the fourth quarter of fiscal 2013, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to our June 2012 share repurchase program:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 2013	602	(2)	$34.82	—
November 2013	—		$—	—
December 2013	—		$—	—

Total	—		$—	—	$23,928,275

(1)	The program covering the repurchase of up to $25.0 million of our common stock was announced on June 12, 2012. This program expires on December 11, 2014.
(2)	Represents shares withheld by U.S. Silica to pay taxes due upon the vesting of employee restricted stock units.

Subsequent to December 31, 2013, we repurchased no additional shares of our common stock. As of February 26, 2014, we have the authorization to repurchase up to $23.9 million of our common stock under the program.

Securities Authorized for Issuance under Equity Compensation Plans

The table below contains information about securities authorized for issuance under our 2011 Incentive Compensation Plan (the “2011 Plan”). The features of the 2011 Plan are disclosed further in Note M to our consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(1) (c)
Equity compensation plans approved by security holders	1,231,540	$15.01	5,016,112
Equity compensation plans not approved by security holders	—	—	—

Total	1,231,540	$15.01	5,016,112

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

U.S. Silica Holdings, Inc. Comparative Stock Performance Graph

The information contained in this U.S. Silica Holdings, Inc. Comparative Stock Performance Graph section shall not be deemed to be "soliciting material" or "filed" or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

The graph below compares the cumulative total shareholder return on our common stock, the cumulative total return on the Russell 3000 Index and the Standard and Poor's SmallCap 600 GICS Oil & Gas Equipment & Services Sub-Industry index since January 31, 2012, the first day our stock traded on the NYSE.

The graph assumes $100 was invested on January 31, 2012, the first day our stock was traded on the NYSE, in our common stock, the Russell 3000 and the Standard and Poor's SmallCap 600 GICS Oil & Gas Equipment & Services Sub-Industry Index. The cumulative total return assumes the reinvestment of all dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following table and discussion sets forth our consolidated statement of operations data for the periods presented. The results of operations by segment are discussed in further detail following this combined overview.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(amounts in thousands, excluding per ton figures)
Statement of Operations Data:
Sales	$545,985	$441,921	$295,596	$244,953	$191,623
Operating income	111,241	118,988	60,803	45,991	25,614
Income before income taxes	96,017	109,805	37,415	13,721	2,280
Net income	75,256	79,154	30,253	11,392	5,539
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$46,451	$100,950	$42,565	$36,738	$13,863
Investing activities	(135,113)	(104,461)	(66,639)	(15,163)	(13,308)
Financing activities	105,896	5,334	18,773	28,451	(288)
Other Financial Data:
Capital expenditures	$60,470	$105,719	$66,745	$15,241	$13,350
Operating Data:
Total tons sold	8,161	7,170	6,289	5,965	5,089
Average realized price (per ton)	$66.90	$61.63	$47.00	$41.07	$37.65
Production costs (per ton)(1)	$42.04	$35.76	$28.81	$26.49	$26.76
Oil & Gas Proppants:
Sales	$347,439	$243,765	$107,074	$69,556	$35,836
Segment contribution margin(2)	$145,916	$140,070	$67,590	$43,118	$23,515
Industrial and Specialty Products:
Sales	$198,546	$198,156	$188,522	$175,397	$155,787
Segment contribution margin(2)	$56,983	$53,601	$53,013	$46,031	$37,419
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$153,236	$61,022	$59,199	$64,500	$14,474
Total assets	863,461	686,810	605,796	508,534	463,967
Total long-term debt, including current portion	371,451	255,425	261,789	238,442	179,107
Total liabilities	554,167	455,116	483,862	410,970	336,937
Total stockholders’ equity	309,294	231,694	121,934	97,564	127,030

(1)	Production costs (per ton) equal cost of goods sold including shipping cost, divided by total tons sold.
(2)	In the second quarter of 2011 we changed our segment reporting structure to two segments 1.) Oil & Gas Proppants and 2.) Industrial & Specialty Products, and recast the historical financial statements presented within this report and as required by GAAP. See Note U to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with Item 6, "Selected Financial Data," the description of the business appearing in Item 1, “Business,” of this report, and the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K and the related notes included elsewhere in this report. This discussion contains forward-looking statements as a result of many factors, including those set forth under Item 1, “Business—Forward-Looking Statements” and Item 1A, "Risk Factors," and elsewhere in this Annual Report on Form 10-K. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially from those discussed in or implied by forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in Item 1A, "Risk Factors."

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

Overview

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

As of February 26, 2014, we operate 15 facilities across the United States and control 297 million tons of reserves. We own one of the largest frac sand processing plants in the United States and control approximately 138 million tons of reserves that can be processed to meet American Petroleum Institute (API) frac sand size specifications. Our operations are organized into two segments based on end markets served: (1) Oil & Gas Proppants and (2) Industrial & Specialty Products. Our segments are complementary because our ability to sell to a wide range of customers across end markets allows us to maximize recovery rates in our mining operations, optimize our asset utilization and reduce the cyclicality of our earnings.

Recent Trends and Outlook

U.S. demand for industrial silica has been growing steadily. According to The Freedonia Group, Inc. (“Freedonia”), demand for industrial silica sand grew at a 4% compound annual growth rate (“CAGR”) from 2001 to 2011. This increase in demand was driven primarily by hydraulic fracturing, which grew at a 27% CAGR from 2001 to 2011, according to the most recent related Freedonia report dated October 2012. More recently, the recovery of the U.S. housing and automotive markets has also positively affected silica related to those markets such as glass, building materials, foundry and fillers and extenders. Trends driving the acceleration in demand include:

•

Increased demand in the oil and gas proppants end market. The increased demand for frac sand has been driven by the growth in the use of hydraulic fracturing as a means to extract hydrocarbons from shale formations. According to the most recent related Freedonia report dated August 2013, domestic proppant producers are expected to experience annual increases in demand of 11% through 2017. We expect continued growth of horizontal drilling. The industry may experience temporary fluctuations in demand and price as the market adjusts to changing supply and demand due to energy pricing fluctuations. We significantly expanded our sales efforts to the frac sand market in 2008 and have since experienced rapid growth in our sales associated with our oil and gas activities.

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

Our Strategy

The key drivers of our growth strategy include:

•

Expand our oil and gas proppant production capacity and product portfolio. Beginning in the fourth quarter of 2011, we executed several initiatives to increase our frac sand production capacity and augment our proppant product portfolio. At our Ottawa, Illinois facility, we implemented operating improvements and installed a new dryer and six mineral separators to increase our annual frac sand production capacity by 900,000 tons. At our Rockwood, Michigan facility, we added 250,000 tons of annual frac sand production capacity by installing an entirely new processing circuit. In the first quarter of 2013, our new resin-coated sand facility became fully operational, with capacity to resin coat up to 400 million pounds of sand annually. In the second quarter of 2013, our Sparta, Wisconsin facility became fully operational with an annual raw sand production capacity of 1,700,000 tons. Also in 2013, we made an initial investment in a new Greenfield site near Utica, Illinois. When fully operational, we expect this facility to have an annual capacity of approximately 1,500,000 tons of raw frac sand. We expect to take ownership of the mine and plant and have them become fully operational by the end of the second quarter of 2014.

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

•

Optimize product mix and further develop value-added capabilities to maximize margins. We continue to actively manage our product mix at each of our plants to ensure we maximize our profit margins. This requires us to use our proprietary expertise in balancing key variables, such as mine geology, processing capacities, transportation availability, customer requirements and pricing. We expect to continue investing in ways to increase the value we provide to our customers by expanding our product offerings, increasing our transportation assets, improving our supply chain management, upgrading our information technology, and creating a world class customer service model.

•

Expand our supply chain network and leverage our logistics capabilities to meet our customers’ needs in each strategic oil and gas basin. We continue to expand our transload network to ensure product is available to meet the growing in-basin needs of our customers. This approach allows us to provide strong customer service and puts us in a position to take advantage of opportunistic spot market sales. Our plant sites are strategically located to provide access to all Class I railroads, which enables us to cost effectively send product to each of the strategic basins in North America. We can ship product by truck, barge and rail with an ability to connect to short-line railroads as necessary to meet our customers’ evolving in-basin product needs. We believe that our supply chain network and logistics capabilities are a competitive advantage that enables us to provide superior service for our customers. For example, in 2013, we opened our San Antonio, Texas unit-train receiving transload facility, which was built in partnership with BNSF railroad to support the Eagle Ford market. Additionally, we have entered into an agreement with Union Pacific Railroad to build a second transload facility in Odessa, Texas, which is expected to be fully operational by the end of 2014. We will continue to make strategic investments and develop partnerships with transload operators and transportation providers that will enhance our portfolio of supply chain services that we can provide to customers. In 2013, we signed a multi-year agreement with Wildcat Minerals LLC (“Wildcat”) which provides us with potential sand storage and rail capacity at 19 of Wildcat’s sand storage facilities, located near several major unconventional oil and gas shale basins. With the addition of these new sites, we now have in basin storage capacity at 35 transloads located near all of the major shale basins in the United States.

•

Evaluate both Greenfield and Brownfield expansion opportunities and other acquisitions. We will continue to leverage our reputation, processing capabilities and infrastructure to increase production, as well as explore other opportunities to expand our reserve base. We may accomplish this by developing Greenfield projects, where we can capitalize on our technical knowledge of geology, mining and processing and our strong reputation within local communities. For instance, we are evaluating the potential development of a Greenfield project in Eau Claire County, Wisconsin, which, depending on market conditions, could become operational as early as late 2015 and potentially add 3,000,000 tons of annual frac sand capacity. Additionally, we are continuing to actively pursue acquisitions to grow, taking advantage of our asset footprint, our management’s experience with high-growth businesses, and our strong customer relationships. Our primary objective is to acquire assets complementary to our Oil & Gas Proppants segment, with a focus on mining, processing and logistics to further enhance our market presence, some of which assets have differing levels of frac sand quality. We prioritize acquisitions which provide opportunities to realize synergies (and, in some cases, the acquisition will only be accretive assuming synergies), including entering new geographic and frac sand product markets, acquiring attractive customer contracts, and improving operations. We are in active discussions to acquire assets fitting this strategy, which, if completed, would be “significant” under Regulation S-X and would require additional sources of financing. There can be no assurance that we reach a definitive agreement and complete any of these potential transactions. See the risk factors disclosed in Item IA of Part I, including the risk factor entitled, “If we cannot successfully complete acquisitions or integrate acquired businesses, our growth may be limited and our financial condition may be adversely affected.”

•

Maintain financial strength and flexibility. We intend to maintain financial strength and flexibility to enable us to pursue acquisitions and new growth opportunities as they arise. In July 2013, we refinanced our existing senior secured debt by replacing our revolving line-of-credit and amending our senior secured term loan facility (the “Term Loan”), increasing the loan amount by $115 million. As of December 31, 2013, we had $78.3 million of cash on hand, $75.0 million in short-term investments and $41.0 million of availability under our new revolver.

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

We primarily sell our products under short-term price agreements or at prevailing market rates. For a limited number of customers, we sell under long-term, competitively-bid contracts. As of February 26, 2014, we have five take-or-pay supply agreements with five of our customers in the Oil & Gas Proppants segment with initial terms expiring between 2014 and 2016. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge and that our customers will pay for each product. As discussed in Part I, Item 1A, “Risk Factors—A large portion of our sales is generated by our top customers, and the loss of, or significant reduction in, purchases by our largest customers could adversely affect our operations,” these customers may not continue to purchase the same levels of product in the future due to a variety of reasons, contract requirements notwithstanding. Prices under these agreements are generally fixed and subject to upward adjustment in response to certain cost increases. As a result, our realized prices may not grow at rates consistent with broader industry pricing. For example, during periods of rapid price growth, our realized prices may grow more slowly than those of competitors, and during periods of price decline, our realized prices may outperform industry averages. Additionally, at the time the take-or-pay supply agreements were signed, two of these customers provided advance payments for future shipments aggregating $27.0 million. A percentage of these advance payments was recognized as revenue with each ton of applicable product shipped to the customer. Collectively, sales to customers with supply agreements accounted for 40%, 31% and 17% of our total sales in 2013, 2012 and 2011, respectively. Although sales under supply agreements, as opposed to short-term price agreements or at prevailing spot market rates, result in us realizing lower margins than we otherwise might during periods of high market prices, we believe such lower margins are offset by the benefits derived from the product mix and sales volume stability afforded by such supply agreements.

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

Operating labor costs represented approximately 11%, 12% and 17% of our sales in 2013, 2012 and 2011, respectively. We employ a mix of union and non-union labor, with 47% of our workforce being unionized as of December 31, 2013. Our union contracts stipulate annual escalation factors for certain wages and benefits.

We incur significant electricity and drying fuel (principally natural gas) costs in connection with the operation of our processing facilities. Energy costs directly related to the production of our products represented 5%, 5% and 8% of our total sales in 2013, 2012 and 2011, respectively.

We capitalize the costs of our mining equipment and generally depreciate it over its expected useful life. Depreciation, depletion and amortization costs represented approximately 7%, 6% and 7% of our sales for 2013, 2012 and 2011, respectively. Preventive and remedial repair and maintenance costs that do not involve the replacement of major components of our equipment and facilities are expensed as incurred. These repair and maintenance costs can be significant due to the abrasive nature of our products and represented approximately 4%, 5%, and 6% of our sales in 2013, 2012 and 2011, respectively.

Additionally, we incur expenses related to our corporate operations, including costs for the sales and marketing; research and development; finance; legal; and environmental, health and safety functions of our organization. These costs are principally driven by personnel expenses. In total, our selling, general and administrative costs represented approximately 9%, 9% and 8% of sales in 2013, 2012 and 2011, respectively. As a public company we will continue to incur additional legal, accounting, insurance and other expenses that we had not incurred as a private company, including costs associated with public company reporting requirements. These requirements include compliance with the Sarbanes-Oxley Act as well as other rules implemented by the SEC, and applicable stock exchange rules. Compliance with these rules and regulations substantially increased our legal and financial compliance costs and made certain financial reporting and other activities more time-consuming and costly.

Our effective income tax rate was approximately 22%, 28%, and 19% of pretax earnings in 2013, 2012, and 2011, respectively. Historically, our actual effective tax rates have been lower than the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances.

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

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP measure, is included in this report because it is a key metric used by management to assess our operating performance and by our lenders to evaluate our covenant compliance. Our target performance goals under our incentive compensation plan are tied, in part, to our Adjusted EBITDA. In addition, our Revolver now contains a consolidated total net leverage ratio that we must meet as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 25% of the Revolver commitment, which is calculated based on our Adjusted EBITDA. Noncompliance with the financial ratio covenant contained in the Revolver could result in the acceleration of our obligations to repay all amounts outstanding under the Revolver and the Term Loan. Moreover, the Revolver and the Term Loan contained covenants that restricted, subject to certain exceptions, our ability to make permitted acquisitions, incur additional indebtedness, make restricted payments (including dividends) and retain excess cash flow based, in some cases, on our ability to meet leverage ratios calculated based on our Adjusted EBITDA.

Results of Operations

	For the Years Ended December 31,			Percent Change
	2013	2012	2011	’13 vs. ‘12	’12 vs. ‘11
	(amounts in thousands)
Sales
Oil & Gas Proppants	$347,439	$243,765	$107,074	42.5%	>100.0%
Industrial & Specialty Products	198,546	198,156	188,522	0.2%	5.1%

Total Sales	$545,985	$441,921	$295,596	23.5%	49.5%

Sales

Sales increased $104.1 million, or 24%, to $546.0 million for the year ended December 31, 2013 compared to $441.9 million for the year ended December 31, 2012. Oil & Gas Proppants sales increased by $103.7 million, accounting for nearly all of the total growth. Overall, average realized price increased 9% and volumes increased 14% from the comparable prior period.

Oil & Gas Proppant sales increased $103.7 million, or nearly 43%, to $347.4 million for the year ended December 31, 2013 compared to $243.8 million for the year ended December 31, 2012. The growth in sales revenue was due to an overall increase in tons of product sold as well as a higher proportion of sales through transloads, where transportation and handling costs are typically passed on to customers. Volume increased 40% driven by year over year growth in the demand for our frac sands. Average product selling price increased 2% due to higher volumes sold through transloads, which includes transportation costs that are typically passed on to the customer.

Industrial & Specialty Products sales increased $0.4 million, or 0.2%, to $198.6 million for the year ended December 31, 2013 compared to $198.2 million for the year ended December 31, 2012. Increases in pricing across all of our end markets and favorable product mix drove a nearly 4% increase in average realized price. Volume decreased by 4%, primarily due to weakness in sales to the glass market.

For the year ended December 31, 2012, sales increased $146.3 million, or nearly 50%, to $441.9 million compared to $295.6 million for the year ended December 31, 2011. Oil & Gas Proppants sales increased by $136.7 million while Industrial & Specialty Products sales increased $9.6 million, driven by overall increases in average realized price and volume of 31% and 14%, respectively.

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

Industrial & Specialty Products sales increased $9.6 million, or 5%, to $198.2 million for the year ended December 31, 2012 compared to $188.5 million for the year ended December 31, 2011. Increases in pricing across all of our end markets drove a nearly 6% increase in average realized price. Volumes decreased by nearly 0.4%, due to the reallocation of some production away from certain industrial and specialty products end markets to the oil and gas proppants end market.

Cost of Goods Sold

Cost of goods sold increased $92.1 million, or 36%, to $348.6 for the year ended December 31, 2013 compared to $256.5 million for the year ended December 31, 2012. As a percentage of sales, costs of goods sold increased from 58% for the year ended December 31, 2012 to 64% for the year ended December 31, 2013. Cost of goods sold increased $75.3 million, or 42%, to $256.5 for the year ended December 31, 2012 compared to $181.2 million for the year ended December 31, 2011. Both increases resulted from more tons sold and from higher transportation costs. Cost of goods sold as a percentage of sales increased due to additional transportation and handling costs driven by increased sales volume through transloads; these costs are typically passed on to customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $8.5 million, or 21%, to $49.8 million for the year ended December 31, 2013 compared to $41.3 million for the year ended December 31, 2012, driven by approximately $2.4 million of non-recurring expenses related to offerings of our common stock by Golden Gate Capital and business development activities related to our growth and expansion initiatives, $1.9 million of one-time litigation fees, $1.3 million related to our refinancing, a $1.1 million increase in bad debt expense and $1.0 million of employment agency fees. Additionally, we incurred a $0.7 million increase in compensation expense related to awards of equity instruments to certain management and employees.

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

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense was $36.4 million, $25.1 million and $21.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Year over year increases have been driven by continued capital spending associated with our growth and capacity expansion initiatives combined with increased depletion due to additional volume of mined silica sands. We expect depreciation, depletion and amortization expense to continue to grow due to anticipated capital spending in 2014.

Operating Income

Operating income decreased $7.8 million, or 7%, to $111.2 million for the year ended December 31, 2013 compared to $119.0 million for the year ended December 31, 2012 due to a 36% increase in cost of goods sold and a 30% increase in operating expenses, partially offset by a 24% increase in sales.

Operating income increased $58.6 million, or 96%, to $119.0 million for the year ended December 31, 2012 compared to $60.8 million for the year ended December 31, 2011 guided by a 50% increase in sales and an 8% increase in gross margin.

Interest Expense

Interest expense increased $1.5 million, or 11%, to $15.3 million for the year ended December 31, 2013 compared to $13.8 million for the year ended December 31, 2012 due to the increase in long-term debt.

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

Early Extinguishment of Debt

On June 8, 2011, the Term Loan was refinanced to increase the principal borrowings, reduce the overall interest rate by 25 basis points and extend the maturity date to June 8, 2017. As a result, we recognized $6.0 million of expense related to the transaction. These expenses included non-cash charges related to unamortized original issue discounts and debt issuance costs, and payments for lender fees.

On July 23, 2013, we refinanced our existing senior secured debt by amending our Term Loan and replacing our existing revolving line-of-credit. The Term Loan amendment refinanced our existing senior debt by entering into a new $425 million senior secured credit facility, consisting of a $375 million Term Loan and the $50 million Revolver that may also be used for swingline loans (up to $5 million) or letters of credit (up to $20 million). The Term Loan amendment also, among other things, removed and amended certain financial and other covenants to provide additional operating flexibility, and lowered interest rates on borrowed amounts. The existing revolving line-of-credit was terminated. The Term Loan will expire on July 23, 2020 and the Revolver will expire on July 23, 2018. As a result of refinancing our Term Loan and replacing our revolving line-of-credit, we expensed $1.8 million of costs, consisting of $1.3 million related to third party fees in selling, general, and administrative expenses and $0.5 million related to early extinguishment of debt.

Provision for Income Taxes

The provision for income taxes decreased $9.9 million, or 32%, to $20.8 million for the year ended December 31, 2013, compared to $30.7 million for the year ended December 31, 2012 due to the decrease in pre-tax income of 13%. The effective tax rates were 21.6% for the year ended December 31, 2013 and 27.9% for the year ended December 31, 2012. Our effective tax rate in 2013 was lower primarily due to the retroactive reinstatement of the federal research and development tax credit. The benefit from the reinstatement of the tax credit was recognized for the 2012 and 2013 tax years during the year ended December 31, 2013.

The provision for income taxes increased $23.5 million, or 328%, to $30.7 million for the year ended December 31, 2012, compared to $7.2 million for the year ended December 31, 2011 due to the increase in pre-tax income of 193%. The effective tax rates were 27.9% for the year ended December 31, 2012 and 19.1% for the year ended December 31, 2011.

Net Income/Loss

Net income was $75.3 million, $79.2 million and $30.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Year over year increases are due to the factors noted above.

Liquidity and Capital Resources

Overview

Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to return cash to our stockholders, and to finance acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through borrowings under our credit facilities and equity investments. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of December 31, 2013, our working capital was $257.4 million and we had $41.0 million of availability under the Revolver. See “Credit Facilities—Revolver.”

We believe that cash generated through operations and our financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, scheduled debt payments for at least the next 12 months and any dividends declared such as the one declared by the Board on October 24, 2013 of $0.125 per share to common stockholders of record at the close of business on December 16, 2013, and paid on January 3, 2014.

Management and the Board remain committed to evaluating additional ways of creating shareholder value. Any determination to pay dividends and other distributions in cash, stock, or property in the future will be at the discretion of the Board and will be dependent on then-existing conditions, including our business conditions, our financial condition, results of operations, liquidity, capital requirements, contractual restrictions including restrictive covenants contained in debt agreements, and other factors. Additionally, because we are a holding company, our ability to pay dividends on our common stock may be limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us, including restrictions under the terms of the agreements governing our indebtedness.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table:

	As of December 31,			Percent Change
	2013	2012	2011	’13 vs. ‘12	’12 vs. ‘11
	(amounts in thousands)
Net cash provided by (used in):
Operating activities	$46,451	$100,950	$42,565	(54.0)%	>100.0%
Investing activities	(135,113)	(104,461)	(66,639)	(29.3)%	56.8%
Financing activities	105,896	5,334	18,773	>100%	(71.6)%

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred revenue, deferred income taxes, equity-based compensation and the effect of working capital changes.

Net cash provided by operating activities was $46.5 million for the year ended December 31, 2013 compared to $101.0 million for the year ended December 31, 2012. This $54.5 million decrease in cash provided by operations was primarily the result of a federal tax extension payment of $19.6 million for the 2012 tax year paid in March 2013, $18.1 million in 2013 federal estimated tax payments paid as of December 31, 2013, and increased working capital to support the transloads.

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

Net cash used in investing activities was $135.1 million in the year ended December 31, 2013. This use of cash is due to capital expenditures, which totaled $60.5 million, as well as $75.0 million used for the purchase of short-term investments during the year ended December 31, 2013. Capital expenditures in 2013 were made for the engineering, procurement and construction of our two Greenfield raw sand plants in Sparta, Wisconsin, and Utica, Illinois, for the purchase of an existing silica sand processing facility from Quality Sand Products LLC (QSP) in Peru, Illinois, for the construction of our transloads, and for maintenance capital.

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

Management anticipates that our capital expenditures in 2014 will be approximately $80 million, which is primarily associated with growth and maintenance capital including the construction of the mine and processing facility in Utica, Illinois, the potential development of a Greenfield project in Eau Claire County, Wisconsin and the construction of a transload facility in Odessa, Texas.

Net Cash Provided by (Used in) Financing Activities

Financing activities consist primarily of equity issuances, capital contributions, borrowings and repayments related to the Revolver and Term Loan, as well as fees and expenses paid in connection with our credit facilities and outstanding checks to our vendors.

Net cash provided by financing activities was $105.9 million in the year ended December 31, 2013. During the period, we had an increase in borrowings under our refinanced Term Loan of $373.8 million, $7.9 million of proceeds from options exercised and $1.4 million in excess tax benefit from equity-based compensation, which was offset by a $258.0 million repayment of our existing long-term debt, $13.3 million in dividends paid and $4.1 million in financing fees. Net cash provided by financing activities was $5.3 million in the year ended

December 31, 2012. During the period, dividends of $26.5 million were paid to stockholders, we paid $1.1 million to repurchase stock, we made scheduled principal payments on our Term Loan of $2.6 million, and our short-term debt of $3.9 million was paid in full.

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

Share Repurchase Program

On June 11, 2012, the Board authorized us to repurchase up to $25.0 million of our common stock. The authorization was initially for a period of 18 months, concluding on December 11, 2013, but on November 4, 2013, the Board extended the repurchase program through December 11, 2014. We are authorized to repurchase, from time to time, shares of our outstanding common stock on the open market or in privately negotiated transactions. Stock repurchases will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any additional amount of our common stock under the program. We intend to make all repurchases in compliance with applicable regulatory guidelines and to administer the plan in accordance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. As part of the program, as of December 31, 2013, we have repurchased 100,000 shares of our common stock at an average price of $10.72 and are authorized to repurchase up to an additional $23.9 million of our common stock. As of December 31, 2013, all of the 100,000 shares repurchased to date have been re-issued to satisfy employee option exercises.

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

On July 23, 2013, in connection with the refinancing discussed below, we terminated our existing revolving line-of-credit and replaced it with a $50 million new revolving line-of-credit (“Revolver”) that may also be used for swingline loans (up to $5 million) or letters of credit (up to $20 million). The Revolver will expire on July 23, 2018. As of December 31, 2013, $9.0 million is being used for outstanding letters of credit, leaving $41.0 million of borrowing availability under the Revolver.

On January 29, 2014, Travelers Casualty and Surety Company of America released a letter of credit it previously held as collateral for surety bonds in the amount of $4.4 million. A corresponding amount of liquidity, therefore, became available under the Revolver as of that date.

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

Refinancing

On July 23, 2013, we refinanced our existing senior secured debt by amending our Term Loan. The Term Loan amendment refinanced our existing senior debt by entering into a new $425 million senior secured credit facility, consisting of a $375 million Term Loan and the new $50 million Revolver discussed above. The Term Loan amendment also, among other things, removed and amended certain financial and other covenants to provide additional operating flexibility, and lowered interest rates on borrowed amounts. The Term Loan will expire on July 23, 2020. A portion of the Term Loan proceeds were used to repay our existing $255 million term loan and amounts outstanding under the existing Revolver and to pay for fees and expenses associated with the refinancing. The additional proceeds available from the Term Loan are available for working capital, capital expenditures, acquisitions, dividends, and other general corporate purposes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As described in Note I to our Consolidated Financial Statements, on July 23, 2013, we refinanced our existing senior secured debt by amending our Term Loan and replacing our existing revolving line-of-credit. As of December 31, 2013, debt increased by $116.1 million to $371.5 million compared to $255.4 million at December 31, 2012. The increase was mainly due to principal repayments of the existing Term Loan of $258.0 million, offset by the refinancing of the senior secured credit facility of $373.8 million.

As of December 31, 2013, the total of our future contractual cash commitments, including the repayment of our debt obligations under the Term Loan, is summarized as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(amounts in thousands)
Principal payments on long-term debt obligations(1)	$373,125	$3,750	$7,500	$7,500	$354,375
Estimated interest payments on long-term debt	94,857	14,869	29,287	28,688	22,013
Retirement plans	42,262	6,073	11,512	8,645	16,032
Operating lease obligations(2)	135,428	23,722	41,641	33,940	36,125
Other long-term liabilities(3)	1,988	216	409	402	961

Total Contractual Cash Obligations(4)(5)	$647,660	$48,630	$90,349	$79,175	$429,506

(1)

As of December 31, 2013, we had $371.5 million, net of unamortized original issue discount, outstanding under the Term Loan. The above table excludes the unamortized original issue discount. See “—Liquidity and Capital Resources—Credit Facilities.”

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

(3)	Other long-term obligations include estimated future minimum royalty payments provided for under our mineral leases.
(4)	The above table excludes discounted asset retirement obligations in the amount of $9.4 million at December 31, 2013, the majority of which have a settlement date beyond 2025.
(5)

We have indemnified underwriters for surety bonds issued on our behalf and are a contingent guarantor on a railcar lease, both of which are excluded from this table. See Note R to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Environmental Matters

We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. We may also from time to time incur fines and penalties associated with noncompliance with such laws and regulations. In particular, on September 8, 2011 we voluntarily disclosed potential violations of air emission permits at our Rockwood, Michigan facility to the EPA and the Michigan Department of Environmental Quality, and while no proceedings have been instituted at this time by either agency we could incur penalties or be subject to other requirements in the future as a result of such potential violations. As of December 31, 2013, we had $9.4 million accrued for future reclamation costs, as compared to $6.7 million as of December 31, 2012.

We discuss certain environmental matters relating to our various production and other facilities, certain regulatory requirements relating to human exposure to crystalline silica and our mining activity and how such matters may affect our business in the future under Item 1, “Business,” Item 1A, “Risk Factors” and Item 3, “Legal Proceedings.”

Non-GAAP Financial Performance Measures

Segment Contribution Margin

Oil & Gas Proppants contribution margin increased $5.8 million, or 4%, to $145.9 million for the year ended December 31, 2013 compared to $140.1 million for the year ended December 31, 2012. For the year ended December 31, 2012, contribution margin increased $72.5 million, or 107.2% to $140.1 million compared to $67.6 million for the year ended December 31, 2011. Both increases were due to the following specific factors: increased sales due to an increase in tons of product sold driven by continued year over year growth in demand for our frac sands and natural proppants; offset by a softer pricing environment for some frac sand grades; also offset by increased cost of goods sold as a percentage of sales due to additional transportation and handling costs driven by increased sales through transloads (these costs are typically passed onto customers).

Industrial & Specialty Products contribution margin increased $3.4 million, or 6%, to $57.0 million for the year ended December 31, 2013 compared to $53.6 million for the year ended December 31, 2012 due to increased sales of higher value products, partially offset by a marginal decline in sales volume due to weakness in the glass market. For the year ended December 31, 2012, contribution margin increased $0.6 million, or 1.1% to $53.6 million compared to $53.0 million for the year ended December 31, 2011 due to increased sales of higher value products, partially offset by a marginal decline in sales volume due to the reallocation of some production away from certain industrial and specialty products end markets to the oil and gas proppants end market.

For more detail on the reconciliation of segment contribution margin to its most directly comparable GAAP financial measure, income (loss) before income taxes, see Note U to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA.

	Year Ended December 31,
	2013	2012	2011
	(amount in thousands)
Net income	$75,256	$79,154	$30,253
Total interest expense, net of interest income	15,241	13,615	18,347
Provision for taxes	20,761	30,651	7,162
Total depreciation, depletion and amortization expenses	36,418	25,099	20,999

EBITDA	147,676	148,519	76,761
Non-cash deductions, losses and charges(1)	464	379	(526)
Non-recurring expenses (income)(2)	(189)	(4,206)	(2,028)
Early extinguishment of debt(3)	480	—	6,043
Permitted management fees and expenses(4)	—	—	9,250
Non-cash incentive compensation(5)	3,039	2,330	1,237
Post-employment expenses (excluding service costs)(6)	2,071	1,794	1,689
Other adjustments allowable under our existing credit agreements(7)	7,150	1,773	1,131

Adjusted EBITDA	$160,691	$150,589	$93,557

(1)

Includes non-cash deductions, losses and charges arising from adjustments to estimates of a future litigation liability and the decision by our hourly workforce at our Rockwood facility to withdraw from a pension plan administered by a third party.

(2)

Includes the gain on insurance settlements of $0, $(3,734), and $(2,028) for the years ended December 31, 2013, 2012 and 2011, respectively. Includes the gain on sale of assets of $(189), $(472) and $0 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

(7)

Reflects miscellaneous adjustments permitted under our existing credit agreements, including such items as expenses related to offerings of our common stock by Golden Gate Capital, business development activities related to our growth and expansion initiatives, one-time litigation fees, expenses related to our refinancing and employment agency fees.

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

Employee Benefit Plans

We provide a range of benefits to our employees and retired employees, including pensions and post-retirement healthcare and life insurance benefits. We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions, including discount rates, assumed rates of returns, compensation increases, turnover rates and healthcare cost trend rates. We review the actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As required by U.S. generally accepted accounting principles, the effect of the modifications is generally recorded or amortized over future periods. We believe that the assumptions utilized in recording our obligations under the plans, which are presented in Note Q to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, are reasonable based on advice from our actuaries and information as to assumptions used by other employers.

Equity-Based Awards

In July 2011, we adopted the U.S Silica Holdings, Inc. 2011 Incentive Compensation Plan which provides for grants of stock options, stock appreciation rights, restricted stock and other incentive-based awards.

We account for equity-based awards in accordance with applicable guidance, which establishes standards of accounting for transactions in which an entity exchanges its equity instruments for goods or services. Equity-based compensation expense is recorded based upon the fair value of the award at grant date. Such costs are recognized as expense on a straight-line basis over the corresponding vesting period. In calculating the compensation expense for options granted, we have estimated the fair value of each grant issued through December 31, 2013 using the Black-Scholes option-pricing model. The fair value of stock options granted have been calculated based on the stock price on the date of the option grant, the exercise price of the option and the following assumptions, which are evaluated and revised, as necessary, to reflect market conditions and experience. These assumptions are the weighted-average of the assumptions used for all grants which occurred during the respective fiscal year.

The following table illustrates the assumptions used in the Black-Scholes pricing model for options granted during the respective fiscal year:

2013
Risk-free interest rate	1.03 – 1.31%
Expected volatility	45%
Expected term	6.25 years
Expected dividend yield	0%
Expected forfeiture yield	0%

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

Since January 31, 2012, the date of our initial public offering, we declared a special dividend of $0.50 per share on December 10, 2012 and three quarterly dividends of $0.125 per share during 2013. Options issued in 2013 all occurred early in the year before dividends were consistently declared. As a result, the dividend yield assumptions for those and all prior options issued was 0.00%. We will continue to evaluate this assumption as we develop a dividend history and new options are issued.

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

The largest permanent item in computing both our effective tax rate and taxable income is the deduction allowed for statutory depletion. The impact of statutory depletion on the effective tax rate is presented in Note Q to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. The deduction for statutory depletion does not necessarily change proportionately to changes in income before income taxes.

Recent Accounting Pronouncements

New accounting guidance that we have recently adopted, as well as accounting guidance that has been recently issued but not yet adopted by us, are included in Note B to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks, which exist as a part of our ongoing business operations. We use derivative financial and commodity instruments, where appropriate, to manage these risks. As a matter of policy, we do not engage in trading or speculative transactions. Refer to Note M to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information on our derivative financial and commodity instruments.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2013, we have assessed that the impact of the credit valuation adjustments on the overall valuation of our derivative positions is not significant. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

		December 31, 2013			December 31, 2012
	Maturity Date	Contract/Notional Amount	Carrying Amount	Fair Value	Contract/Notional Amount	Carrying Amount	Fair Value
Interest rate cap agreement(1)	2013	$—	$—	$—	$130 million	$—	$—
Interest rate cap agreement(1)	2016	$188 million	$—	$—	$—	$—	$—

(1)	Agreements limit the LIBOR floating interest rate base to 4%.

We have designated these contracts as qualified cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings. We had no ineffective contracts as of December 31, 2013.

Assuming that LIBOR is greater than the 1.0% minimum base rate on the Term Loan, a hypothetical increase or decrease in interest rates by 1.0% would have changed our interest expense by $0.9, $0.8 and $1.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:

U.S. SILICA HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

U.S. Silica Holdings, Inc.

We have audited the accompanying consolidated balance sheets of U.S. Silica Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Silica Holdings, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Baltimore, Maryland

February 26, 2014

U.S. SILICA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$78,256	$61,022
Short-term investments	74,980	—
Accounts receivable, net	75,207	59,564
Inventories, net	64,212	39,835
Prepaid expenses and other current assets	11,104	6,738
Deferred income taxes, net	17,737	10,108

Total current assets	321,496	177,267

Property, plant and mine development, net	442,116	414,218
Debt issuance costs, net	5,255	2,111
Goodwill	68,403	68,403
Trade names	10,436	10,436
Customer relationships, net	6,120	6,531
Other assets	9,635	7,844

Total assets	$863,461	$686,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Book overdraft	$4,659	$5,390
Accounts payable	37,376	37,333
Dividends payable	6,709	—
Accrued liabilities	10,823	9,481
Accrued interest	41	2
Current portion of long-term debt	3,488	2,433
Income tax payable	1,037	20,596
Current portion of deferred revenue	—	4,855

Total current liabilities	64,133	80,090

Long-term debt	367,963	252,992
Liability for pension and other post-retirement benefits	36,802	52,747
Deferred income taxes, net	71,318	59,111
Other long-term obligations	13,951	10,176

Total liabilities	554,167	455,116

Stockholders’ Equity:
Common stock	534	529
Preferred stock	—	—
Additional paid-in capital	174,799	163,579
Retained earnings	137,978	82,731
Treasury stock, at cost	—	(970)
Accumulated other comprehensive loss	(4,017)	(14,175)

Total stockholders’ equity	309,294	231,694

Total liabilities and stockholders’ equity	$863,461	$686,810

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share amounts)
Sales	$545,985	$441,921	$295,596
Cost of goods sold (excluding depreciation, depletion and amortization)	348,567	256,535	181,196
Operating expenses
Selling, general and administrative	49,759	41,299	23,348
Advisory fees to parent	—	—	9,250
Depreciation, depletion and amortization	36,418	25,099	20,999

	86,177	66,398	53,597

Operating income	111,241	118,988	60,803
Other (expense) income
Interest expense	(15,341)	(13,795)	(18,407)
Early extinguishment of debt	(480)	—	(6,043)
Other income, net, including interest income	597	4,612	1,062

	(15,224)	(9,183)	(23,388)

Income before income taxes	96,017	109,805	37,415
Income tax expense	(20,761)	(30,651)	(7,162)

Net income	$75,256	$79,154	$30,253

Earnings per share:
Basic	$1.42	$1.50	$0.61
Diluted	$1.41	$1.50	$0.61

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net income	$75,256	$79,154	$30,253
Other comprehensive income:
Unrealized gain (loss) on derivatives (net of tax of $66, $144 and $78 for 2013, 2012, and 2011, respectively)	103	227	123
Unrealized gain (loss) on investments (net of tax of $(17), $0 and $0 for 2013, 2012, and 2011, respectively)	(27)	—	—
Pension and other post-retirement benefits liability adjustment (net of tax of $6,419, $(1,299) and $(4,627) for 2013, 2012, and 2011, respectively)	10,082	(2,041)	(7,244)

Comprehensive income	$85,414	$77,340	$23,132

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2010	$500	$—	$102,519	$(215)	$(5,240)	$97,564
Net income	—	—	—	30,253	—	30,253
Unrealized gain (loss) on derivatives	—	—	—	—	123	123
Minimum pension liability	—	—	—	—	(7,244)	(7,244)
Equity-based compensation	—	—	1,238	—	—	1,238

Balance at December 31, 2011	$500	$—	$103,757	$30,038	$(12,361)	$121,934
Net income	—	—	—	79,154	—	79,154
Unrealized gain (loss) on derivatives	—	—	—	—	227	227
Minimum pension liability	—	—	—	—	(2,041)	(2,041)
Cash dividend declared ($0.50 per share of common stock)	—	—	—	(26,461)	—	(26,461)
Equity-based compensation	—	—	2,330	—	—	2,330
Issuance of common stock (January 2012 initial public offering at $17.00 per share, net of issuance costs of $9,171)	29	—	40,800	—	—	40,829
Issuance of treasury stock	—	102	—	—	—	102
Repurchase of common stock	—	(1,072)	—	—	—	(1,072)
Capital contributed by parent	—	—	16,692	—	—	16,692

Balance at December 31, 2012	$529	$(970)	$163,579	$82,731	$(14,175)	$231,694
Net income	—	—	—	75,256	—	75,256
Unrealized gain (loss) on derivatives	—	—	—	—	103	103
Unrealized gain (loss) on short-term investments	—	—	—	—	(27)	(27)
Cash dividends declared ($0.375 per share of common stock)	—	—	—	(20,009)	—	(20,009)
Equity-based compensation	—	—	3,039	—	—	3,039
Excess tax benefit from equity-based compensation	—	—	1,380	—	—	1,380
Minimum pension liability	—	—	—	—	10,082	10,082
Proceeds from options exercised	5	1,136	6,801	—	—	7,942
Shares withheld for employee taxes related to vested restricted stock units	—	(166)	—	—	—	(166)

Balance at December 31, 2013	$534	$—	$174,799	$137,978	$(4,017)	$309,294

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Operating activities:
Net income	$75,256	$79,154	$30,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	36,418	25,099	20,999
Debt issuance amortization	680	515	265
Original issue discount amortization	209	168	157
Early extinguishment of debt	480	—	6,043
Deferred income taxes	4,578	1,095	(659)
(Gain)/loss on disposal of property, plant and equipment	(162)	(472)	(35)
Deferred revenue	(4,855)	(7,666)	(7,068)
Equity-based compensation	3,039	2,330	1,238
Excess tax benefit from equity-based compensation	(1,380)	—	—
Other	(5,757)	2,148	4,029
Changes in assets and liabilities:
Accounts receivable	(16,965)	(13,239)	(16,437)
Inventories	(24,377)	(10,528)	(6,889)
Prepaid expenses and other current assets	(4,532)	1,823	(5,370)
Income taxes	(18,179)	24,491	(1,745)
Accounts payable and accrued liabilities	1,385	8,458	25,388
Advisory services termination fee to Golden Gate Capital	—	(8,000)	—
Accrued interest	39	(1,657)	1,558
Liability for pension and other post-retirement benefits	574	(2,769)	(9,162)

Net cash provided by operating activities	46,451	100,950	42,565

Investing activities:
Capital expenditures	(60,470)	(105,719)	(66,745)
Purchase of short-term investments	(75,000)	—	—
Proceeds from sale of property, plant and equipment	357	1,258	106

Net cash used in investing activities	(135,113)	(104,461)	(66,639)

Financing activities:
Proceeds from issuance of common stock in initial public offering	—	50,000	—
Dividends paid	(13,300)	(26,461)	—
Repurchase of common stock	—	(1,072)	—
Issuance of treasury stock	—	102	—
Proceeds from options exercised	7,942	—	—
Excess tax benefit from equity-based compensation	1,380	—	—
Tax payments related to shares withheld for vested restricted stock units	(166)	—	—
Issuance of long-term debt	373,792	—	259,061
Issuance of short-term debt	—	—	3,932
Repayment of long-term debt	(257,976)	(2,600)	(240,476)
Repayment of short-term debt	—	(3,932)	—
Change in book overdraft	(731)	(198)	1,861
Prepayment penalties	(250)	—	(1,500)
Principal payments on capital lease obligations	(744)	—	—
Financing fees	(4,051)	(1,334)	(4,105)
Common stock issuance costs	—	(9,171)	—

Net cash provided by financing activities	105,896	5,334	18,773

Net increase (decrease) in cash and cash equivalents	17,234	1,823	(5,301)
Cash and cash equivalents, beginning of period	61,022	59,199	64,500

Cash and cash equivalents, end of period	$78,256	$61,022	$59,199

Non-cash financing activities:
Contribution of note from parent and related accrued interest	$—	$16,692	$—
Capital lease obligations incurred to acquire assets	$744	$—	$—
Supplemental cash flow information:
Cash paid during the period for:
Interest	$14,716	$12,436	$18,404
Taxes	$40,760	$3,883	$6,915

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

On November 25, 2008, we issued 1,000 shares of our common stock to our then sole stockholder, GGC USS Holdings, LLC (“GGC Holdings”), for an aggregate purchase price of $10.00. The shares were issued in reliance on Section 4(2) of the Securities Act because the sale of the securities did not involve a public offering. Appropriate legends were affixed to the securities issued in this transaction. On July 8, 2011, our Board of Directors approved, and we subsequently filed, an Amended and Restated Certificate of Incorporation which, among other things, increased the authorized shares of common stock to 100 million shares. The Amended and Restated Certificate of Incorporation also created a 50,000-for-one split of our common stock. All of our common stock share and per share data contained in the financial statements has been retroactively adjusted to reflect this stock split for all periods presented.

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

On January 31, 2012, simultaneously with the initial public offering of our common stock, GGC Holdings, our sole stockholder prior to the IPO, contributed to us all of the stock of its wholly-owned subsidiary, GGC RCS Holdings, Inc., and its operating subsidiary, Coated Sand Solutions, LLC. Prior to this transaction, GGC RCS Holdings, Inc. had a $15.0 million note payable to GGC Holdings which, together with accrued interest of $1.7 million, was converted to an equity contribution by GGC Holdings, simultaneously with the IPO. Coated Sand Solutions develops resin-coated sand proppants for sale into the oil and gas proppants market for use in the hydraulic fracturing process and into the foundry market.

As of December, 31, 2013, GGC USS Holdings, LLC held no interest in U.S. Silica after divesting its ownership interest in U.S. Silica during 2013.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 (the “Financial Statements”), present our financial position, results of operations, and cash flows. In our opinion, our Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of December 31, 2013 and 2012, the results of our operations

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

for the years ended December 31, 2013, 2012 and 2011, and our cash flows for the year ended December 31, 2013, 2012 and 2011. We have reclassified certain immaterial amounts in the prior years’ consolidated statement of cash flows within operating activities to conform to the current year presentation. These reclassifications had no effect on previously reported net cash flows from operations.

In order to make this report easier to read, we refer throughout to (i) our Consolidated Balance Sheets as our “Balance Sheets,” (ii) our Consolidated Statements of Operations as our “Income Statements,” and (iii) our Consolidated Statements of Cash Flows as our “Cash Flows.”

The Financial Statements include the accounts of Holdings and its direct and indirect wholly-owned subsidiaries and GGC RCS Holdings, Inc. (formed in 2010). In consideration of the contribution of GGC RCS Holdings, Inc. to us on January 31, 2012, we and our subsidiaries are presented on a consolidated basis with GGC RCS Holdings, Inc. as of and for the years ended December 31, 2013 and 2012. For the year ended December 31, 2011, we and our subsidiaries are presented on a combined basis with GGC RCS Holdings, Inc. All significant intercompany balances and transactions have been eliminated in combination.

We follow FASB Accounting Standards Codification (“ASC”) guidance for identification and reporting of entities over which control is achieved through means other than voting rights. The guidance defines such entities as Variable Interest Entities (“VIEs”). As of December 31, 2013 and for the periods presented herein, we have identified no entities over which we maintain any level of control that would qualify for consolidation under ASC guidance.

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

We primarily sell our products under short-term price agreements or at prevailing market rates. For a limited number of customers, we sell under long-term, competitively-bid supply agreements. For the year ended December 31, 2013, we had take-or-pay supply agreements with seven of our customers in the oil & gas proppants segment with initial terms expiring between 2013 and 2016. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that it must provide and the price that it will charge and that our customers will pay for each product. Prices under these agreements are generally fixed and subject to upward adjustment in response to certain cost increases. As a result, our realized prices may not grow at rates consistent with broader industry pricing. For example, during periods of rapid price growth, our realized prices may grow more slowly than those of competitors, and during periods of price decline, our realized prices may outperform industry averages.

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

Our ten largest customers accounted for approximately 52%, 37% and 44% of sales in the years ended December 31, 2013, 2012 and 2011, respectively. No single individual customer accounted for more than 10% of

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

sales in the years ended December 31, 2013, 2012 and 2011. Management believes it maintains adequate reserves for potential credit losses; ongoing credit evaluations are performed and collateral is generally not required.

Inventories

Inventories include raw stockpiles and silica and other industrial sand available for shipment, as well as spare parts and supplies for routine facilities maintenance. We value inventory at the lower of cost or market. Cost is determined using the first-in, first-out and average cost methods.

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

In connection with our annual review of our reclamation obligations in 2013, we have determined that some of our estimates required revision due primarily to the addition of our new transload facility in San Antonio, Texas and to other changes in cost estimates and settlement dates at numerous sites. These changes in estimates resulted in the addition of $2.3 million of reclamation obligations in 2013.

We reported a liability of $9.4 million and $6.7 million in other long-term obligations related to this obligation as of December 31, 2013 and 2012, respectively. Changes in the asset retirement obligation are as follows:

	2013	2012
Beginning balance	$6,659	$9,504
Payments	—	—
Accretion	456	658
Revisions of prior estimates	2,263	(3,503)

Ending balance	$9,378	$6,659

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

The evaluation of goodwill, or other intangible assets with indefinite lives, for possible impairment includes estimating our fair value using discounted cash flows and multiples of cash earnings valuation techniques, plus valuation comparisons to similar businesses. These valuations require us to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. Although we believe that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions. As of December 31, 2013 our qualitative assessment did not indicate that it was more likely than not that an impairment had occurred.

As of December 31, 2013, the gross carrying amount of the customer relationships intangible asset was $8.2 million with accumulated amortization of $2.1 million. We review all finite-lived intangible assets for impairment when circumstances indicate that their carrying amounts may not be recoverable. We evaluate the carrying value of all finite-lived intangible assets for impairment by comparing the expected undiscounted future cash flows of the asset to the net book value of the asset. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is recorded in our consolidated statements of operations as impairment loss. Fair value is generally estimated using valuation techniques that consider the discounted cash flows of the asset at rates deemed reasonable for the type of asset and prevailing market conditions, replacement cost, appraisals, including recent similar transactions in the market and if appropriate, current estimated net sales proceeds from pending offers. As of December 31, 2013, the remaining useful life of our customer relationships was 14.9 years. The estimated annual amortization in each of the next five years is $411.

Debt Issuance Costs

Debt issuance costs consist of loan origination costs, which are being amortized using the effective interest method over the term of the related debt principal. Amortization included in interest expense was $680, $515 and $265 for the years ended December 31, 2013, 2012 and 2011, respectively.

Transportation Revenue and Expense

Transportation revenue is the revenue we receive from charging our customers to deliver product to their locations. Revenue is recognized from a sale when persuasive evidence of an arrangement exists, the price is determinable, the product has been delivered or legal title has been transferred to the customer and collection of the sales price is reasonably assured. Transportation expense is the cost we pay to ship product from our production facilities to customer facilities.

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

The current portion of our self-insurance reserves is included in accrued liabilities and the non-current portion is included in other long-term obligations in our consolidated balance sheets. Our self-insurance reserves totaled $5.4 million and $4.0 million at December 31, 2013 and 2012, respectively. Of these amounts, $1.7 million and $1.3 million, respectively, were classified as current.

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

The largest permanent item in computing both our effective tax rate and taxable income is the deduction allowed for statutory depletion. The impact of statutory depletion on the effective tax rate is presented in Note Q to these financial statements. The deduction for statutory depletion does not necessarily change proportionately to changes in income before income taxes.

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

Short-Term Investments

Our short-term investments consist of fixed income securities that have been classified and accounted for as available-for-sale. We determine the appropriate classification of our investments at the time of purchase and reevaluate the designations at each balance sheet date. We classify these securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Fixed income securities with maturities of 12 months or less are classified as short-term and fixed income securities with maturities greater than 12 months are classified as long-term. These investments are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a separate component of accumulated other comprehensive income. The cost of securities sold is based upon the specific identification method.

Financial Instruments

We currently use interest rate hedge agreements and have historically utilized natural gas hedge agreements to manage interest and energy costs and the risk associated with changing interest rates and natural gas prices. Amounts to be paid or received under these hedge agreements are accrued as interest rates or natural gas prices change and are recognized over the life of the hedge agreements as an adjustment to interest expense or, in the case of natural gas, cost of goods sold. Our policy is to not hold or issue derivative financial instruments for trading or speculative purposes. When entered into, these financial instruments are designated as hedges of underlying exposures, associated with our long-term debt and energy costs, and are monitored to determine if

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

they remain effective hedges. Gains and losses on derivatives designated as cash flow hedges are recorded in other comprehensive income net of tax and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of all hedges, if any, is recognized currently in income. Additional disclosures for derivative instruments are presented in Note M to these financial statements.

Recently Adopted Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (“ASC Topic 220”): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. We adopted this guidance, effective for the 2013 reporting period with no material impact on our Financial Statements.

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

	For the Year Ended December 31,
	2013	2012	2011
Net income	$75,256	$79,154	$30,253
Less: net income allocated to outstanding restricted stockholders	(175)	(105)	—

Net income allocated to common stockholders	$75,081	$79,049	$30,253

Weighted-average common stock
Outstanding	53,035	52,592	50,000
Outstanding assuming dilution	53,409	52,641	50,006

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

NOTE D—CAPITAL STRUCTURE AND ACCUMULATED COMPREHENSIVE INCOME

Common Stock

Our Amended and Restated Certificate of Incorporation, authorizes up to 500,000,000 shares of common stock, par value of $0.01. Subject to the rights of holders of any series of preferred stock, all of the voting power of the stockholders of Holdings shall be vested in the holders of the common stock. There were 53,492,278 shares of common stock issued and outstanding at December 31, 2013. As of December 31, 2012, there were 52,920,704 shares issued and outstanding. On October 24, 2013, our Board of Directors declared a quarterly cash dividend of $0.125 per share to common stockholders of record at the close of business on December 16, 2013, payable on January 3, 2014.

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

There are no shares of preferred stock issued or outstanding at December 31, 2013 and 2012. At present, we have no plans to issue any preferred stock.

Share Repurchase Program

On June 11, 2012, the Board of Directors authorized us to repurchase up to $25.0 million of our common stock. The authorization was initially for a period of 18 months, concluding on December 11, 2013, but on November 4, 2013, the Board of Directors extended the repurchase program through December 11, 2014. We are authorized to repurchase, from time to time, shares of our outstanding common stock on the open market or in privately negotiated transactions. Stock repurchases will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any additional amount of our common stock under the program. We intend to make all repurchases in compliance with applicable regulatory guidelines and to administer the plan in accordance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. As part of the program, as of December 31, 2013, we have repurchased 100,000 shares of our common stock at an average price of $10.72 and are authorized to repurchase up to an additional $23.9 million of our common stock. As of December 31, 2013, all of the 100,000 shares repurchased to date have been re-issued to satisfy employee option exercises.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Accumulated Other Comprehensive Income

Accumulated other comprehensive income (loss) consists of fair value adjustments associated with cash flow hedges and accumulated adjustments for net experience losses and prior service cost related to employee benefit plans. The following table presents the changes in accumulated other comprehensive income by component during the year ended December 31, 2013:

	For the Year Ended December 31, 2013
	Unrealized gain/(loss) on cash flow hedges	Unrealized gain/(loss) on short-term investments	Pension and other post- retirement benefits liability	Total
Beginning Balance	$(182)	$—	$(13,993)	$(14,175)
Other comprehensive income (loss) before reclassifications	(82)	(27)	8,844	8,735
Amounts reclassed from accumulated other comprehensive income	185	—	1,238	1,423

Ending Balance	$(79)	$(27)	$(3,911)	$(4,017)

The following table presents the reclassifications out of accumulated other comprehensive income (loss) during the year ended December 31, 2013:

Details about accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement of operations
Gains and losses on cash flow hedges
Interest rate contracts	$304	Interest expense
	(119)	Tax expense

	$185	Net of tax

Amortization of postretirement benefits liability
Actuarial gains/(losses)	$1,933	(1)
Prior service cost	92	(1)

	$2,025	Total before tax
	(787)	Tax expense

	1,238	Net of tax

Total reclassifications for the period	$1,423	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note R).

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

NOTE E—ACCOUNTS RECEIVABLE

At December 31, 2013 and 2012, accounts receivable consisted of the following:

	At December 31,
	2013	2012
Trade receivables	$76,223	$56,519
Less: Allowance for doubtful accounts	(2,376)	(1,053)

Net trade receivables	73,847	55,466
Other receivables	1,360	4,098

Total accounts receivable	$75,207	$59,564

Net trade receivables increased $18,381 to $73,847 as of December 31, 2013 compared to $55,466 as of December 31, 2012, primarily due to the increase in sales. No single individual customer accounted for more than 10% of sales in the years ended December 31, 2013, 2012 and 2011.

NOTE F—INVENTORIES

At December 31, 2013 and 2012, inventories consisted of the following:

	At December 31,
	2013	2012
Supplies	$15,576	$13,472
Raw materials and work in process	11,728	10,720
Finished goods	36,908	15,643

Total inventories	$64,212	$39,835

Inventories include raw stockpiles and silica and other industrial sand available for shipment, as well as spare parts and supplies for routine facilities maintenance. We value inventory at the lower of cost or market. Cost is determined using the first-in, first-out and average cost methods. Finished goods increased $21,265 to $36,908 as of December 31, 2013 compared to $15,643 as of December 31, 2012, primarily due to an increase of inventory held at transloads.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

NOTE G—PROPERTY, PLANT AND MINE DEVELOPMENT

At December 31, 2013 and 2012, property, plant and mine development consisted of the following:

	At December 31,
	2013	2012
Mining property and mine development	$164,609	$163,538
Asset retirement cost	7,275	5,124
Land	25,738	24,795
Land improvements	31,093	27,604
Buildings	36,311	31,558
Machinery and equipment	263,304	221,139
Furniture and fixtures	1,131	915
Construction-in-progress	25,974	18,049

	555,435	492,722
Accumulated depletion, depreciation and amortization	(113,319)	(78,504)

Total property, plant and mine development, net	$442,116	$414,218

Depreciation expense, including depletion and amortization, recognized during the year ended December 31, 2013, 2012 and 2011 was $36,418, $25,099 and $20,999, respectively. The amount of interest costs capitalized in property, plant and equipment was $533, $934 and $575 for the year ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, we hold no assets under a capital lease obligation.

NOTE H—ACCRUED LIABILITIES

At December 31, 2013 and 2012, accrued liabilities consisted of the following:

	At December 31,
	2013	2012
Accrued salaries and wages	$2,411	$2,939
Accrued vacation liability	2,396	2,397
Current portion of liability for pension and post-retirement benefits	1,428	1,413
Accrued healthcare liability	1,662	1,278
Other accrued liabilities	2,926	1,454

Total accrued liabilities	$10,823	$9,481

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

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

NOTE I—DEBT

As discussed below, on July 23, 2013, we refinanced our existing senior secured debt by amending our Term Loan and replacing our existing revolving line-of-credit. At December 31, 2013 and 2012, debt consisted of the following:

	December 31, 2013		December 31, 2012
Revolving line-of-credit:	$—	(1)	$—	(2)
(1) Revolver expiring July 23, 2018 (4.75% at December 31, 2013)
(2) Revolver expiring October 31, 2016 (5.0% at December 31, 2012); replaced by (1) on July 23, 2013
Senior secured credit facility:	371,451		255,425
Term loan facility—final maturity July 23, 2020 (4% at December 31, 2013 and 4.75% at December 31, 2012), net of unamortized original issue discount of $1,674 and $675, respectively

Total debt	371,451		255,425
Less: current portion	(3,488)		(2,433)

Total long-term portion of debt	$367,963		$252,992

Revolving Line-of-Credit

As of December 31, 2013, the available borrowing base under our revolving line-of-credit (the “Revolver”) was $50 million, with zero drawn as of that date and $9.0 million allocated for letters of credit, leaving $41.0 million available for general corporate use under this revolving credit agreement.

Debt Maturities

At December 31, 2013, contractual maturities of long-term debt are as follows:

2014	3,488
2015	3,490
2016	3,493
2017	3,495
2018	3,499
Thereafter	353,986

$371,451

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

On July 23, 2013, we refinanced our existing senior secured debt by amending our Term Loan and replacing our existing revolving line-of-credit. The Term Loan amendment refinanced our existing senior debt by entering into a new $425 million senior secured credit facility, consisting of a $375 million Term Loan and the $50 million Revolver that may also be used for swingline loans (up to $5 million) or letters of credit (up to $20 million). The Term Loan amendment also, among other things, removed and amended certain financial and other covenants to provide additional operating flexibility, and lowered interest rates on borrowed amounts. The existing revolving line-of-credit was terminated. The Term Loan will expire on July 23, 2020 and the Revolver will expire on July 23, 2018. As a result of refinancing our Term Loan and replacing our revolving line-of-credit, we expensed $1.8 million of costs, consisting of $1.3 million related to third party fees in selling, general, and administrative expenses and $0.5 million related to early extinguishment of debt.

Our senior secured credit facility is secured by substantially all of our assets and a pledge of the equity interests in certain of our subsidiaries. The facility contains covenants that, among other things, govern our ability to create, incur or assume indebtedness and liens, to make acquisitions or investments, to pay dividends and to sell assets. The facility also requires us to maintain a consolidated total net leverage ratio of no more than 3.75:1.00 as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 25% of the Revolver commitment. As of December 31, 2013, we are in compliance with all covenants in accordance with our senior secured credit facility.

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

NOTE K—FAIR VALUE ACCOUNTING

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1—Quoted prices in active markets for identical assets or liabilities

Level 2—Observable inputs other than quoted prices in active markets for identical assets and liabilities, quote prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Level 3—Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

Cash equivalents

Due to the short-term maturity, we believe our cash equivalent instruments at December 31, 2013 and 2012 approximate their reported carrying values.

Short-Term Investments

In general, the fair value of our short-term investments is based on quoted prices for similar assets in active markets, or for identical assets or similar assets in markets in which there were fewer transactions (Level 2). Money market mutual funds are based on calculated net asset value and are reported in Level 1. Variable rate demand obligations underwritten and remarketed by a financial institution are priced at par value.

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

Although we have determined that the majority of the inputs used to value our derivatives fall with Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default of ourselves and our counterparties. However, as of December 31, 2013, we have assessed that the impact of the credit valuation adjustments on the overall valuation of our derivative positions is not significant. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

In accordance with the fair value hierarchy, the following table presents the fair value as of December 31, 2013 and 2012, respectively, of those assets that we measure at fair value on a recurring basis:

	December 31, 2013			December 31, 2012
	Level 1	Level 2	Total	Level 1	Level 2	Total
Short-term investments	$622	$74,358	$74,980	$—	$—	$—
Interest rate derivatives	—	109	109	—	—	—

Net asset	$622	$74,467	$75,089	$—	$—	$—

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

NOTE L—SHORT-TERM INVESTMENTS

We have segregated funds into designated accounts with investment brokers who manage our short-term investment portfolio. Those funds are held on an available-for-sale basis and are therefore reported at fair value on the balance sheet.

The following table summarizes our available-for-sale short-term investments as of December 31, 2013:

	Aggregate Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$622	$—	$—	$622
Fixed income securities:
Certificates of deposit	25,218	—	(34)	25,184
Commercial paper	15,168	4	(1)	15,171
Corporate notes and bonds	9,495	—	(9)	9,486
Government agencies	13,979	6	—	13,985
U.S. Treasuries	4,828	—	(10)	4,818
Variable Rate Demand Obligations	5,714	—	—	5,714

Total available-for-sale investments	$75,024	$10	$(54)	$74,980

As of December 31, 2013, we considered the declines in market value of our short-term investment portfolio to be temporary in nature and did not consider any of our investments other-than-temporarily impaired. We typically invest in highly-rated securities, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and our intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During 2013, 2012 and 2011 we did not recognize any impairment charges.

NOTE M—DERIVATIVE INSTRUMENTS

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

In connection with the Term Loan, we entered into two interest rate cap agreements that effectively place an upper limit for one-month LIBOR at 4.0% on the interest rate charged for $130.0 million of our floating rate Term Loan. On March 31, 2012, one of the agreements with a notional amount of $100.0 million matured. Concurrently with the maturity, the notional amount of a second agreement with an original notional amount of $30.0 million automatically increased to $130.0 million per the terms of the contract. On June 30, 2013 the second agreement matured. No additional expense was reclassified from accumulated other comprehensive income or recognized directly in earnings as a result of the maturity or adjustment. We entered into two interest rate cap agreements on April 8, 2013 and September 6, 2013 with a notional amount of $128 million and $60 million, respectively, which effectively place an upper limit for three-month LIBOR at 4.0%. We assess the effectiveness of our hedges in offsetting the variability in the cash flow of the hedged obligations on a quarterly basis. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in equity as accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2013 and 2012, we had no ineffectiveness for such contracts.

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

The following table summarizes the fair value of our derivative instruments. See Note K for additional disclosures regarding the estimated fair values of our derivative instruments at December 31, 2013, and 2012.

		December 31, 2013			December 31, 2012
	Maturity Date	Contract/Notional Amount	Carrying Amount	Fair Value	Contract/Notional Amount	Carrying Amount	Fair Value

Interest rate cap agreement(1)	2013	$—	$—	$—	$130 million	$—	$—

Interest rate cap agreement(1)	2016	$188 million	$—	$—	$—	$—	$—

(1)	Agreements limit the LIBOR floating interest rate base to 4%.

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

The following table summarizes the effect of derivatives instruments on our income statements and our condensed consolidated statements of comprehensive income for the years ended December 31, 2013, 2012 and 2011.

	2013	2012	2011
Deferred gains (losses) from derivatives in OCI, beginning of period	$(182)	$(409)	$(532)
Gain (loss) recognized in OCI from derivative instruments	(82)	—	123
Gain (loss) reclassified from Accumulated OCI	185	227	—

Deferred gains (losses) from derivatives in OCI, end of period	$(79)	$(182)	$(409)

NOTE N—EQUITY-BASED COMPENSATION

During 2009, the board of directors of our then parent company, GGC USS Holdings, LLC, approved, and the parent company implemented, a management equity program (the “Equity Program”). The Equity Program granted Class C and Class D member units in the then parent company, GGC USS Holdings, LLC, to three members of executive management. As of December 31, 2013, all Class C and Class D equity units were vested.

The Class C units vested ratably over five years. These units have no exercise price and as such the fair value of the incentive units is equal to the fair value of the underlying equity units. The Class D units were fully vested upon grant in 2009. During 2013, the vesting of 210,333 Class C equity units was accelerated, resulting in a total vesting for the year of 420,667.

Even though the equity was granted at the former parent company level, we recognized compensation expense related to Class C equity incentive units of $109, $208 and $239 in the years ended December 31, 2013, 2012 and 2011, respectively. During 2013, no Class C equity incentive units were forfeited. In 2012, we recorded a reversal of previously recognized compensation expense of $11 associated with these units and cancelled the remaining unamortized expense of $109. During 2011, 867,625 Class C equity incentive units were forfeited resulting in a reversal of previously recognized compensation expense of $344 associated with these units and canceled the remaining unamortized expense of $476.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Our activity with respect to Class C equity incentive units for 2013, 2012, and 2011 was as follows:

	Number of Class C Units	Class C Unit Grant Date Weighted Average Fair Value
Unvested, December 31, 2010	2,418,834	$0.52
Granted	—	—
Vested	(499,542)	$0.52
Forfeited	(867,625)	$0.52

Unvested, December 31, 2011	1,051,667	$0.52
Granted	—	—
Vested	(420,667)	$0.52
Forfeited	(210,333)	$0.52

Unvested, December 31, 2012	420,667	$0.52
Granted	—	—
Vested	(420,667)	$0.52
Forfeited	—	—

Unvested, December 31, 2013	—	$—

The total fair value of equity incentive units vested for the years ended December 31, 2013, 2012 and 2011 was $0, $219 and $260, respectively.

Fair value of the underlying equity units is determined by utilizing the Black-Scholes pricing model and taking into consideration the rights and preferences of the underlying equity units.

The following table illustrates the assumptions used in the Black-Scholes pricing model:

Risk-free interest rate	1.87%
Expected volatility	50%
Expected term	4 years

Risk-free interest rate—This is an interpolated rate from the U.S. constant maturity treasury rate for a term corresponding to the time to liquidity event, as described below. An increase in the risk-free rate will increase compensation expense.

Expected volatility—This is a measure of the amount by which the price of various comparable companies’ common stock has fluctuated or is expected to fluctuate. Our common stock was not publicly-traded at the time of issuance. The comparable companies were selected by analyzing public companies in the industry based on various factors including, but not limited to, company size, financial data availability, active trading volume, and capital structure. An increase in the expected volatility will increase compensation expense.

Expected term—This is the period of time over which the underlying equity units are expected to remain outstanding. An increase in the expected term will increase compensation expense.

In July 2011, we adopted the U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan (the “2011 Plan”), which provides for grants of stock options, stock appreciation rights, restricted stock and other incentive-based awards.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

As of December 31, 2013, there were a total of 1,231,540 options outstanding, 296,908 of which are exercisable, at a weighted-average exercise price of $14.30. The options vest on a graded vesting schedule and the related compensation expense is recognized over the vesting period of each separately vesting portion. We recognized $2.0 million, $2.2 million and $1.0 million of equity-based compensation expense related to these options during the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, there was $4.1 million of total unrecognized compensation expense related to these options, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

Our activity with respect to stock options for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price	Fair Value
Unvested, July 8, 2011 (plan inception)	—	—	—	—
Granted	1,650,386	$10.33 – 25.00	$14.56	$4.36
Exercised	—	—	—	—
Vested	—	—	—	—
Forfeited	(148,988)	—	$14.21	$3.81

Unvested, December 31, 2011	1,501,398	$10.33 – 25.00	$14.60	$3.74
Granted	572,847	$10.57 – 24.00	14.15	$5.68
Exercised	(9,528)	10.33	10.33	4.67
Vested	—	—	—	—
Forfeited	(241,317)	—	15.34	4.47

Unvested, December 31, 2012	1,823,400	$10.33 – 25.00	$14.38	$5.04
Granted	140,000	$20.03 – 24.59	22.48	$10.03
Exercised	(551,165)	10.33 – 25.00	14.41	4.35
Vested	—	—	—	—
Forfeited	(180,695)	—	16.30	5.93

Unvested, December 31, 2013	1,231,540	$10.33 – 25.00	$15.01	$5.39

The total intrinsic value of stock options exercised in 2013 was $5.9 million. Cash received from options exercised in 2013 was $7.9 million. The actual tax benefit realized for the tax deductions from option exercises in 2013 totaled $2.3 million.

In calculating the compensation expense for options granted, we have estimated the fair value of each grant issued through December 31, 2013 using the Black-Scholes option-pricing model. The fair value of stock options granted have been calculated based on the stock price on the date of the option grant, the exercise price of the option and the following assumptions, which are evaluated and revised, as necessary, to reflect market conditions and experience. These assumptions are the weighted-average of the assumptions used for all grants which occurred during the respective fiscal year.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

The following table illustrates the assumptions used in the Black-Scholes pricing model for options granted during the respective fiscal year:

	2013	2012
Risk-free interest rate	1.03 – 1.31%	0.83 – 1.05%
Expected volatility	45%	45%
Expected term	6.25 years	6.25 years
Expected dividend yield	0%	0%
Expected forfeiture yield	0%	0%

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

Since January 31, 2012, the date of our initial public offering, we declared a special dividend of $0.50 per share on December 10, 2012 and three quarterly dividends of $0.125 per share during 2013. Options issued in 2013 all occurred early in the year before dividends were consistently declared. As a result, the dividend yield assumptions for those and all prior options issued was 0.00%. We will continue to evaluate this assumption as we develop a dividend history and new options are issued.

Our expected forfeiture rate is the estimated percentage of options granted that are expected to be forfeited or cancelled on an annual basis before becoming fully vested. We have assumed that there will be no forfeitures due to the fact that we do not have adequate historical forfeiture data on which to base the assumption.

As of December 31, 2013, there were a total of 228,403 shares of restricted stock. The restricted stock vests on a graded vesting schedule and the related compensation expense is recognized over the vesting period of each separately vesting portion. The fair value of the restricted stock awards is equal to the market price of our stock at date of grant. We recognized $976 of equity-based compensation expense related to these restricted stock shares during the year ended December 31, 2013. As of December 31, 2013, there was $2.1 million of total unrecognized compensation expense related to these restricted stock shares, which is expected to be recognized over a period of 2.3 years.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2012	70,000	$15.58
Granted	180,069	22.58
Vested	(21,666)	17.11
Forfeited	—	—

Unvested, December 31, 2013	228,403	$20.95

NOTE O—LEASES

We are obligated under certain operating leases for railroad cars, office space, mining property, mining/processing equipment and transportation and other equipment. Certain operating lease agreements include options to purchase the equipment for fair market value at the end of the original lease term. Future minimum annual commitments under such operating leases at December 31, 2013 are as follows:

2014	23,722
2015	21,915
2016	19,726
2017	17,614
2018	16,326
Thereafter	36,125

Total future lease commitments	$135,428

Expense related to operating leases and rental agreements for the years ended December 31, 2013, 2012 and 2011 totaled approximately $16.3 million, $11.9 million and $6.5 million, respectively.

As of December 31, 2013 and 2012, we have no obligation under a capital lease.

In general, the above leases include renewal options and provide that we pay for all utilities, insurance, taxes and maintenance.

NOTE P—COMMITMENTS AND CONTINGENCIES

Our operating subsidiary, U.S. Silica Company (“U.S. Silica”), has been named as a defendant in various product liability claims alleging silica exposure causing silicosis. U.S. Silica was named as a defendant in three claims filed during the year ended December 31, 2013, two filed in 2012 and three filed in 2011. U.S. Silica has been named as a defendant in similar suits since 1975. As of December 31, 2013, there were 88 active silica-related products liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on our financial position or results of operations.

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

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

We have recorded estimated liabilities for these claims in other long-term obligations as well as estimated recoveries under the indemnity agreement and an estimate of future recoveries under insurance in other assets on our consolidated balance sheets. As of December 31, 2013 and 2012, other noncurrent assets included $313 and $247, respectively, for insurance for third-party products liability claims and other long-term obligations included $1.6 million and $1.3 million, respectively, in third-party products claims liability. Based on decreases in the actual claims filed during the periods along with decreases in the estimated future product liability claims and their related costs, as well as the aforementioned settlement, we recorded pre-tax adjustments to selling, general and administrative expenses related to silica claims (including a $0.5 million loss in 2013, a $3.4 million gain in 2012, and a $2.6 million gain in 2011).

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

The (expense) benefit for income taxes consisted of the following for the years ended December 31, 2013, 2012 and 2011.

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$(20,819)	$(22,165)	$(3,222)
State	(1,831)	(6,237)	(51)

	(22,650)	(28,402)	(3,273)

Deferred:
Federal	1,453	(3,645)	(2,624)
State	436	1,396	(1,265)

	1,889	(2,249)	(3,889)

Income tax expense	$(20,761)	$(30,651)	$(7,162)

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

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

The tax effects of the types of temporary differences and carry forwards that gave rise to deferred tax assets and liabilities at December 31, 2013 and 2012 consisted of the following:

	At December 31,
	2013	2012
Gross deferred tax assets:
State tax credits and net operating loss carry forward	$1,007	$924
Pension and post-retirement benefit costs	15,579	22,427
Alternative minimum tax credit carry forward	22,528	25,889
Property, plant and equipment	6,109	5,113
Accrued expenses	3,818	2,272
Inventories	5,863	1,689
Third-party products liability	674	531
Stock-based compensation expense	1,306	1,262
Other	5,502	6,019

Total deferred tax assets	$62,386	$66,126

Gross deferred tax liabilities:
Land and mineral property basis difference	$(61,366)	$(60,954)
Fixed assets and depreciation	(47,016)	(46,396)
Intangible assets	(6,788)	(6,957)
Other	(797)	(822)

Total deferred tax liabilities	(115,967)	(115,129)

Net deferred tax liabilities	(53,581)	(49,003)
Less: Net current deferred tax assets	(17,737)	(10,108)

Net long-term deferred tax liabilities	$(71,318)	$(59,111)

At December 31, 2013 and 2012, we have an alternative minimum tax credit carry forward at December 31, 2013 and 2012 of approximately $22.5 million and $25.9 million, respectively. The credit carry forward may be carried forward indefinitely to offset any excess of regular tax liability over alternative minimum tax liability subject to certain limitations.

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

At the end of each reporting period as presented, there were no material amounts of interest and penalties recognized in the statement of operations or balance sheets. We have no material unrecognized tax benefits or any known material tax contingencies at December 31, 2013 or December 31, 2012 and does not expect this to change significantly within the next twelve months. Tax returns filed with the IRS for the years 2010 through 2012 along with tax returns filed with numerous state entities remain subject to examination.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Excess tax benefits from equity-based compensation are credited to stockholders’ equity. The excess tax benefits credited to stockholders’ equity were $1.4 million for the year ended December 31, 2013. There were no excess tax benefits for the years ended December 31, 2012 and 2011.

The effective income tax rate on pretax earnings differed from the U.S. federal statutory rate for the years ended December 31, 2013, 2012 and 2011 for the following reasons:

	Years Ended December 31,
	2013	2012	2011
(Expense) benefit computed at U.S. federal statutory rate	(35.0)%	(35.0)%	(35.0)%
Decrease (increase) resulting from:
Percentage depletion	11.0	9.9	17.5
Prior year tax return reconciliation	1.9	(0.5)	0.4
State income taxes, net of federal benefit	(2.4)	(2.7)	(1.6)
Domestic production deduction	2.4	0.7	—
Medicare Part D subsidy	—	—	(0.1)
Equity-based compensation	—	(0.1)	(0.2)
Other, net	0.5	(0.2)	(0.1)

Income tax (expense) benefit	(21.6)%	(27.9)%	(19.1)%

The largest permanent item in computing both our effective tax rate and taxable income is the deduction allowed for statutory depletion. The deduction for statutory depletion does not necessarily change proportionately to changes in income before income taxes.

We are evaluating the potential impact of the final Treasury regulations released on September 13, 2013 concerning amounts paid to acquire, produce or improve tangible property and recovery of basis upon disposition. We are determining whether or not any changes in accounting method will be required and if they will result in a material impact to our financial statements. At this time, we do not anticipate there being a material impact.

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

Net pension benefit cost consisted of the following for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
Service cost—benefits earned during the period	$1,280	$1,118	$1,145
Interest cost	4,198	4,734	4,755
Expected return on plan assets	(5,061)	(5,381)	(4,817)
Net amortization and deferral	1,904	1,105	595

Net pension benefit costs	$2,321	$1,576	$1,678

Net post-retirement cost consisted of the following for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
Service cost—benefits earned during the period	$193	$197	$185
Interest cost	947	1,163	1,161
Expected return on plan assets	(4)	(4)	(5)
Net amortization and deferral	87	177	—

Net post-retirement costs	$1,223	$1,533	$1,341

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

The changes in benefit obligations and plan assets, as well as the funded status of our pension and post-retirement plans at December 31, 2013 and 2012 were as follows:

	Pension Benefits		Post-retirement Benefits
	2013	2012	2013	2012
Benefit obligation at January 1,	$107,619	$100,083	$25,717	$26,528
Service cost	1,280	1,118	193	197
Interest cost	4,198	4,734	947	1,163
Actuarial gain (loss)	(8,071)	10,255	(3,933)	(1,087)
Benefits paid	(5,749)	(9,238)	(1,102)	(1,529)
Amendments	551	667	—	—
Other	—	—	439	445

Benefit obligation at December 31,	$99,828	$107,619	$22,261	$25,717

Fair value of plan assets at January 1,	$80,850	$74,596	$54	$54
Actual return on plan assets	7,986	10,711	8	—
Employer contributions	2,280	4,781	652	1,084
Benefits paid	(5,749)	(9,238)	(1,102)	(1,529)
Other	—	—	439	445

Fair value of plan assets at December 31,	$85,367	$80,850	$51	$54

Plan assets less than benefit obligations at December 31 recognized as liability for pension and other post-retirement benefits	$(14,461)	$(26,768)	$(22,210)	$(25,664)

The accumulated benefit obligation for the defined benefit pension plans, which excludes the assumption of future salary increases, totaled $99.4 million and $107.0 million at December 31, 2013 and 2012, respectively.

The amendments in 2012 reflect plan changes including increases in the benefit multiplier for certain participants as well as the reduction of certain benefits to estimated highly compensated salary participants.

We also sponsor unfunded, nonqualified pension plans. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for these plans were $1.6 million, $1.6 million and $0 at December 31, 2013 and $1.7 million, $1.7 million and $0 million at December 31, 2012.

Future estimated annual benefit payments for pension and post-retirement benefit obligations as of December 31, 2013 are as follows:

	Benefits
		Post-retirement
	Pension	Before Medicare Subsidy	After Medicare Subsidy
2014	6,104	1,524	1,354
2015	6,295	1,550	1,369
2016	6,514	1,596	1,404
2017	6,802	1,696	1,495
2018	7,039	1,722	1,513
2019-2022	36,711	9,080	7,960

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Our best estimate of expected contributions to the pension and post-retirement medical benefit plans for the 2014 fiscal year are $4.6 million and $1.4 million, respectively.

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost during the 2014 fiscal year are as follows:

	Benefits
	Pension	Post-retirement	Total
Net actuarial loss	$485	$—	$485
Prior service cost	201	—	201

	$686	$—	$686

The total amounts in accumulated other comprehensive income related to net actuarial loss and prior service costs, net of tax, as of December 31, 2013 were $3.4 and $2.3 million, respectively.

The following weighted-average assumptions were used to determine our obligations under the plans:

	Pension Benefits		Post-retirement Benefits
	2013	2012	2013	2012
Discount rate	4.8%	4.00%	4.8%	4.00%
Long-term rate of compensation increase	3.5%	3.50%	N/A	N/A
Long-term rate of return on plan assets	7.5%	8.00%	7.5%	8.00%
Health care cost trend rate:
Pre-65 initial rate/ultimate rate	N/A	N/A	8%/5%	8.5%/5%
Pre-65 ultimate year	N/A	N/A	0	0
Post-65 initial rate/ultimate rate	N/A	N/A	7.3%/5%	7.5%/5%
Post-65 ultimate year	N/A	N/A	2021	2020

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost	$145	$(122)
Effect on post-retirement benefit obligation	2,535	(2,163)

The major investment categories and their relative percentage of the fair value of total plan assets as invested at December 31, 2013 and 2012 were as follows:

	Pension Benefits		Post-retirement Benefits
	2013	2012	2013	2012
Equity securities	57.4%	59.9%	59.0%	58.7%
Debt securities	36.6%	38.6%	29.5%	39.2%
Cash	6.0%	1.5%	11.5%	2.1%

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

The fair values of the pension plan assets at December 31, 2013, by asset category, are as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$5,067	$—	$—	$5,067
Mutual funds:
Diversified emerging markets	7,753	—	—	7,753
Foreign large blend	13,851	—	—	13,851
Large-cap blend	17,804	—	—	17,804
Long-term bonds	31,230	—	—	31,230
Mid-cap blend	5,807	—	—	5,807
Real estate	3,776	—	—	3,776
Insurance policies	—	—	79	79

Net asset	$85,288	$—	$79	$85,367

The fair values of the pension plan assets at December 31, 2012, by asset category, are as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,208	$—	$—	$1,208
Mutual funds:
Diversified emerging markets	8,186	—	—	8,186
Foreign large blend	13,827	—	—	13,827
Large-cap blend	16,666	—	—	16,666
Long-term bonds	31,198	—	—	31,198
Mid-cap blend	5,650	—	—	5,650
Real estate	4,026	—	—	4,026
Insurance policies	—	—	89	89

Net asset	$80,761	—	$89	$80,850

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

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

A summary of each multiemployer pension plan for which we participate is presented below:

Pension Fund	EIN/ Pension Plan No.	Pension Protection Act Zone Status(1)		FIP/RP Status Pending/ Implemented	Company Contributions			Surcharge Imposed	Expiration Date of CBA
		2013	2012		2013	2012	2011
LIUNA	52-6074345/001	Red	Red	Yes	$124	$123	$116	Yes	5/31/2014
IUOE	36-6052390/001	Green	Green	No	22	19	16	No	7/31/2015
CSSS(2)	36-6044243/001	Red	Red	Yes	51	51	26	NA	NA

(1)	The Pension Protection Act of 2006 defines the zone status as follows: green—healthy, yellow—endangered, orange—seriously endangered and red—critical.
(2)	In 2011, we withdrew from the Central States, Southeast and Southwest Areas Pension Plan. The withdrawal liability of $1.0 million will be paid in monthly installments of $4 until 2031.

Our contributions to individual multiemployer pension funds did not exceed 5% of the fund’s total contributions in any of the three years ended December 31, 2013. Additionally, our contributions to multiemployer postretirement benefit plans were immaterial for all periods presented in the accompanying consolidated financial statements.

We also sponsor a defined contribution plan covering certain employees. We contribute to the plan in two ways. For certain employees not covered by the defined benefit plan, we make a contribution equal to 4% of their salary. We also contribute an employee match of 25 cents, based on financial performance, for each dollar contributed by an employee, up to 8% of their earnings. For certain employees, we make a profit sharing match up to 75 cents, based on financial performance, for each dollar contributed up to 8% of their earnings. Finally, for some employees, we make a catch-up match of 25 cents for each dollar of catch-up contributions. Contributions were $1.7 million, $1.4 million and $1.0 million for the years ended December, 31, 2013, 2012 and 2011, respectively.

NOTE S—OBLIGATIONS UNDER GUARANTEES

We have indemnified Travelers Casualty and Surety Company of America (“Travelers”) against any loss Travelers may incur in the event that holders of surety bonds, issued on behalf of us by Travelers, execute the bonds. As of December 31, 2013, Travelers had $7.7 million in bonds outstanding for us. The majority of these bonds ($7.6 million) relate to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to such indefinite purposes as licenses, permits, and tax collection.

We have indemnified Safeco Insurance Company of America (“Safeco”) against any loss Safeco may incur in the event that holders of surety bonds, issued on behalf of us by Safeco, execute the bonds. As of December 31, 2013, Safeco had $513 in bonds outstanding for us. These are all reclamation bonds.

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

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

NOTE T—RELATED PARTY TRANSACTIONS

Advisory Agreement

In connection with our acquisition by Golden Gate Capital, we entered into an Advisory Agreement with Golden Gate Capital whereby Golden Gate Capital agreed to provide business and organizational strategy and financial and advisory services. Such services included support and assistance to management with respect to negotiating and analyzing acquisitions and divestitures, negotiating and analyzing financing alternatives, preparing financial projections, monitoring compliance with financing agreements, marketing functions and searching for and hiring management personnel.

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

On February 6, 2012, we paid $8.0 million to Golden Gate Capital to terminate the Advisory Agreement. The $8.0 million termination fee was accrued for at December 31, 2011 and no additional expense has been recognized during the year ended December 31, 2012. Advisory fees paid to Golden Gate Capital under the Advisory Agreement in 2011 were $1.3 million. These expenses are included in other operating expenses and presented as advisory fees to parent within our income statements.

Promissory Note

On December 22, 2010, we entered into a $15.0 million promissory note with our former parent, GGC USS Holdings, LLC. The note provided working capital for a new subsidiary and was scheduled to mature on December 22, 2015. The note bore interest at 10%. Outstanding principal and interest under the note were payable upon demand, but no later than the maturity date. Upon sole election by GGC Holdings, any unpaid interest could be paid in cash on each December 22 of each year until the maturity date. As of and for the year ended December 31, 2011, interest on the note is recorded in interest expense in the Income Statements and any unpaid interest is included in accrued interest on the Balance Sheet. On January 31, 2012, simultaneously with the IPO, GGC Holdings contributed to us all of the stock of GGC RCS Holdings, Inc. and converted the $15.0 million promissory note, including $1.7 million of accrued interest, to equity.

As of December, 31, 2013, GGC USS Holdings, LLC held no interest in U.S. Silica after divesting its ownership interest in U.S. Silica during 2013.

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

The following table presents sales and segment contribution margin for the reporting segments and other operating results not allocated to the reported segments for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
Sales:
Oil and gas proppants	$347,439	$243,765	$107,074
Industrial and specialty products	198,546	198,156	188,522

Total sales	545,985	441,921	295,596
Segment contribution margin:
Oil and gas proppants	145,916	140,070	67,590
Industrial and specialty products	56,983	53,601	53,013

Total segment contribution margin	202,899	193,671	120,603
Operating activities excluded from segment cost of goods sold	(5,481)	(8,285)	(6,203)
Selling, general and administrative	(49,759)	(41,299)	(23,348)
Advisory fees to parent	—	—	(9,250)
Depreciation, depletion and amortization	(36,418)	(25,099)	(20,999)
Interest expense	(15,341)	(13,795)	(18,407)
Early extinguishment of debt	(480)	—	(6,043)
Other income, net, including interest income	597	4,612	1,062

Income (loss) before income taxes	$96,017	$109,805	$37,415

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

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

NOTE V—UNAUDITED SUPPLEMENTARY DATA

The following table sets forth our unaudited quarterly consolidated statements of operations for each of the last four quarters ended December 31, 2013 and 2012. This unaudited quarterly information has been prepared on the same basis as our annual audited financial statements and includes all adjustments, consisting only of normal recurring adjustments that are necessary to present fairly the financial information for the fiscal quarters presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013:
Sales	$122,311	$129,828	$144,372	$149,474
Costs of goods sold	74,412	80,297	90,983	102,875
Operating expenses
Selling, general and administrative	12,404	10,099	12,800	14,456
Depreciation, depletion and amortization	8,278	8,890	9,152	10,098

	20,682	18,989	21,952	24,554

Operating income	27,217	30,542	31,437	22,045
Other (expense) income
Interest expense	(3,576)	(3,535)	(4,144)	(4,086)
Early extinguishment of debt	—	—	(480)	—
Other income, net, including interest income	122	63	260	152

	(3,454)	(3,472)	(4,364)	(3,934)

Income before income taxes	23,763	27,070	27,073	18,111
Income tax expense	(6,486)	(6,878)	(5,739)	(1,658)

Net income	$17,277	$20,192	$21,334	$16,453

Earnings per share, basic	$0.33	$0.38	$0.40	$0.31
Earnings per share, diluted	$0.32	$0.38	$0.40	$0.31
Weighted average common shares outstanding (in thousands), basic	52,946	52,948	53,103	53,035
Weighted average common shares outstanding (in thousands), diluted	52,211	53,227	53,429	53,409

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012:
Sales	$102,591	$104,599	$115,885	$118,846
Costs of goods sold	56,921	58,920	69,706	70,988
Operating expenses
Selling, general and administrative	9,904	9,718	10,135	11,542
Depreciation, depletion and amortization	5,978	5,974	5,968	7,179

	15,882	15,692	16,103	18,721

Operating income	29,788	29,987	30,076	29,137
Other (expense) income
Interest expense	(3,797)	(3,428)	(3,326)	(3,244)
Other income, net, including interest income	154	179	348	3,931

	(3,643)	(3,249)	(2,978)	687

Income before income taxes	26,145	26,738	27,098	29,824
Income tax (expense) benefit	(7,032)	(7,287)	(8,302)	(8,030)

Net income	$19,113	$19,451	$18,796	$21,794

Earnings per share, basis and diluted	$0.37	$0.37	$0.36	$0.41
Weighted average common shares outstanding (in thousands), basic	51,939	52,440	52,873	52,891
Weighted average common shares outstanding (in thousands), diluted	52,031	52,505	52,887	52,963

U.S. SILICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

NOTE W—SUBSEQUENT EVENTS

On January 3, 2014, we paid a cash dividend of $0.125 per share to common stockholders of record on December 16, 2013, as had been declared by our Board of Directors on October 24, 2013.

On January 29, 2014, Travelers Casualty and Surety Company of America released a letter of credit it previously held as collateral for surety bonds in the amount of $4.4 million. A corresponding amount of liquidity, therefore, became available under the Revolver as of that date.

On February 6, 2014, our Board of Directors declared a quarterly cash dividend of $0.125 per share to common stockholders of record at the close of business on March 14, 2014, payable on April 1, 2014.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As noted in the COSO framework, an internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance to management and the Board of Directors regarding achievement of an entity's financial reporting objectives. Based upon the evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2013, as stated in their report below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

U.S. Silica Holdings, Inc.

We have audited the internal control over financial reporting of U.S. Silica Holdings, Inc. a Delaware corporation and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated February 26, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Baltimore, Maryland

February 26, 2014

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors and corporate governance will be set forth under “Proposal No. 1: Election of Directors” in the 2014 Proxy Statement and incorporated herein by reference.

The information required by this item with respect to executive officers of U.S. Silica, pursuant to instruction 3 of paragraph (b) of Item 401 of Regulation S-K, is set forth following Part I, Item 1 of this Annual Report on Form 10-K under “Executive Officers of the Registrant”.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth under “Executive and Director Compensation” and “Report of Compensation and Governance Committee” in the 2014 Proxy Statement and incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management will be set forth under “Stock Ownership” in the 2014 Proxy Statement and incorporated herein by reference.

The information required by Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is furnished as a separate item captioned “Securities Authorized for Issuance Under Equity Compensation Plans” included in Part II, Item 5 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth under “Transactions with Related Persons” and “Determination of Independence” in the 2014 Proxy Statement and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth under “Ratification of Grant Thornton LLP as Independent Registered Public Accounting Firm for 2014” in the 2014 Proxy Statement and incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

a)	Consolidated Financial Statements

The Consolidated Financial Statements, together with the report thereon of Grant Thornton LLP, dated February 26, 2014, are included as part of Item 8, “Financial Statements and Supplementary Data.”

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of February, 2014.

U.S. Silica Holdings, Inc.

/s/ BRYAN A. SHINN
Name: Bryan A. Shinn
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ BRYAN A. SHINN Bryan A. Shinn	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2014

/S/ DONALD A. MERRIL Donald A. Merril	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2014

/S/ CHARLES SHAVER Charles Shaver	Chairman of the Board	February 26, 2014

/S/ PETER BERNARD Peter Bernard	Director	February 26, 2014

/S/ WILLIAM J. KACAL William J. Kacal	Director	February 26, 2014

/S/ J. MICHAEL STICE J. Michael Stice	Director	February 26, 2014

S-1

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of U.S. Silica Holdings, Inc., effective January 31, 2012.	8-K	001-35416	3.1	February 6, 2012

3.2	Second Amended and Restated Bylaws of U.S. Silica Holdings, Inc., effective January 31, 2012.	8-K	001-35416	3.2	February 6, 2012

4.1	Specimen Common Stock Certificate.	S-1/A	333-175636	4.1	December 7, 2011

10.1	Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of July 23, 2013, by and among USS Holdings, Inc. as Parent, U.S. Silica Company as Company, the Subsidiary Guarantors listed therein as Subsidiary Guarantors, the Lenders listed therein as Lenders and BNP Paribas as Administrative Agent.	8-K	001-35416	10.1	July 29, 2013

10.2+	Employment Agreement, dated as of March 22, 2012, by and between U.S. Silica Company and Bryan A. Shinn.	8-K	001-35416	10.11	March 22, 2012

10.3+	Employment Agreement, dated as of June 1, 2011, by and between U.S. Silica Company and Brian Slobodow.	S-1	333-175636	10.13	July 18, 2011

10.4+	Separation and Transition Agreement, dated October 1, 2012, by and among U.S. Silica Holdings, Inc., U.S. Silica Company and Brian Slobodow.	8-K	001-35416	10.2	October 1, 2012

10.5*+	Separation, Option Extension and Post-Separation Covenant Agreement, dated December 20, 2013, by and among U.S. Silica Holdings, Inc., U.S. Silica Company and Brian Slobodow.

10.6+	2011 Incentive Compensation Plan.	S-1/A	333-175636	10.14	August 29, 2011

10.7+	Form of Incentive Stock Option Agreement.	S-1/A	333-175636	10.15	August 29, 2011

10.8+	Form of Restricted Stock Agreement.	S-1/A	333-175636	10.16	August 29, 2011

10.9+	Form of Nonqualified Stock Option Agreement.	S-1/A	333-175636	10.17	August 29, 2011

10.10+	Form of Stock Appreciation Rights Agreement.	S-1/A	333-175636	10.18	August 29, 2011

10.11+	Form of Restricted Stock Unit Agreement.	S-1/A	333-175636	10.19	August 29, 2011

10.12*+	Form of Performance Share Unit Agreement.

10.13	Form of Indemnification Agreement	S-1/A	333-175636	10.20	December 29, 2011

10.14	Form of Letter Agreement by and among Golden Gate Private Equity, Inc. and U.S. Silica Holdings, Inc.	S-1/A	333-175636	10.21	December 29, 2011

E-1

10.15+	Letter Agreement, dated as of December 27, 2011, by and between William J. Kacal and U.S. Silica Holdings, Inc.	S-1/A	333-175636	10.24	December 29, 2011

10.16+	Letter Agreement, dated April 27, 2012, by and between Peter Bernard and U.S. Silica Holdings, Inc.	8-K	001-35416	10.1	May 1, 2012

10.17+	Letter Agreement, dated October 8, 2013, by and between J. Michael Stice and U.S. Silica Holdings, Inc.	8-K	001-35416	10.1	October 11, 2013

21.1*	List of subsidiaries of U.S. Silica Holdings, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1 *	Rule 13a-14(a)/15(d)-14(a) Certification by Bryan A. Shinn, Chief Executive Officer.

31.2*	Rule 13a-14(a)/15(d)-14(a) Certification by Donald A. Merril, Chief Financial Officer.

32.1*	Section 1350 Certification by Bryan A. Shinn, Chief Executive Officer.

32.2*	Section 1350 Certification by Donald A. Merril, Chief Financial Officer.

95.1*	Mine Safety Disclosure

99.1*	Consent of The Freedonia Group, Inc.

101*	101.INS XBRL Instance

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

E-2