Form 10-Q
period 2014-03-31
U.S. SILICA HOLDINGS, INC.
filed 2014-04-30
CIK 1524741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2014, 53,758,092 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

U.S. Silica Holdings, Inc.

FORM 10-Q

For the Quarter Ended March 31, 2014

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

U.S. SILICA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$85,700	$78,256
Short-term investments	75,068	74,980
Accounts receivable, net	97,369	75,207
Inventories, net	51,171	64,212
Prepaid expenses and other current assets	13,890	11,104
Deferred income taxes, net	18,022	17,737

Total current assets	341,220	321,496

Property, plant and mine development, net	443,406	442,116
Debt issuance costs, net	5,035	5,255
Goodwill	68,403	68,403
Trade names	10,436	10,436
Customer relationships, net	6,018	6,120
Other assets	8,659	9,635

Total assets	$883,177	$863,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Book overdraft	$2,529	$4,659
Accounts payable	46,431	37,376
Dividends payable	26	6,709
Accrued liabilities	10,879	10,823
Accrued interest	41	41
Current portion of long-term debt	3,489	3,488
Income tax payable	2,648	1,037

Total current liabilities	66,043	64,133

Long-term debt	367,090	367,963
Liability for pension and other post-retirement benefits	36,189	36,802
Deferred income taxes, net	72,762	71,318
Other long-term obligations	14,445	13,951

Total liabilities	556,529	554,167

Stockholders’ Equity:
Common stock	536	534
Preferred stock	—	—
Additional paid-in capital	180,340	174,799
Retained earnings	149,630	137,978
Treasury stock, at cost	—	—
Accumulated other comprehensive loss	(3,858)	(4,017)

Total stockholders’ equity	326,648	309,294

Total liabilities and stockholders’ equity	$883,177	$863,461

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Sales	$180,095	$122,311
Cost of goods sold (excluding depreciation, depletion and amortization)	126,770	74,412
Operating expenses
Selling, general and administrative	15,445	12,404
Depreciation, depletion and amortization	9,589	8,278

	25,034	20,682

Operating income	28,291	27,217
Other (expense) income
Interest expense	(3,808)	(3,576)
Other income, net, including interest income	38	122

	(3,770)	(3,454)

Income before income taxes	24,521	23,763
Income tax expense	(6,150)	(6,486)

Net income	$18,371	$17,277

Earnings per share:
Basic	$0.34	$0.33
Diluted	$0.34	$0.32

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited; dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$18,371	$17,277
Other comprehensive income:
Unrealized gain (loss) on derivatives (net of tax of $(12) and $52 for the three months ended March 31, 2014 and 2013, respectively)	(19)	81
Unrealized gain (loss) on investments (net of tax of $19 and $0 for the three months ended March 31, 2014 and 2013, respectively)	29	—
Pension and other post-retirement benefits liability adjustment (net of tax of $95 and $218 for the three months ended March 31, 2014 and 2013, respectively)	149	341

Comprehensive income	$18,530	$17,699

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited; dollars in thousands)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2013	$534	$—	$174,799	$137,978	$(4,017)	$309,294
Net Income	—	—	—	18,371	—	18,371
Other comprehensive income, net of tax	—	—	—	—	159	159
Proceeds from options exercised	2	229	2,773	—	—	3,004
Shares withheld for employee taxes related to vested restricted stock	—	(229)	—	—	—	(229)
Cash dividends declared ($0.125 per share of common stock)	—	—	—	(6,719)	—	(6,719)
Equity-based compensation	—	—	1,330	—	—	1,330
Excess tax benefit from equity-based compensation	—	—	1,438	—	—	1,438

Balance at March 31, 2014	$536	$—	$180,340	$149,630	$(3,858)	$326,648

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net income	$18,371	$17,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	9,589	8,278
Debt issuance amortization	220	131
Original issue discount amortization	66	42
Deferred income taxes	1,160	1,029
Deferred revenue	—	(1,917)
Equity-based compensation	1,330	678
Excess tax benefit from equity-based compensation	(1,438)	(96)
Other	1,730	(880)
Changes in assets and liabilities:
Accounts receivable	(22,985)	(5,688)
Inventories	13,041	(2,941)
Prepaid expenses and other current assets	(2,786)	(948)
Income taxes	3,049	(14,351)
Accounts payable and accrued liabilities	9,111	(6,427)
Accrued interest	—	152
Liability for pension and other post-retirement benefits	(151)	749

Net cash provided by (used in) operating activities	30,307	(4,912)

Investing activities:
Capital expenditures	(10,606)	(22,707)

Net cash used in investing activities	(10,606)	(22,707)

Financing activities:
Dividends paid	(13,402)	—
Proceeds from options exercised	3,004	788
Excess tax benefit from equity-based compensation	1,438	96
Tax payments related to shares withheld for vested restricted stock	(229)	—
Repayment of long-term debt	(938)	(650)
Change in book overdraft	(2,130)	(1,014)
Change in revolving credit facility	—	10,551
Principal payments on capital lease obligations	—	(255)

Net cash provided by (used in) financing activities	(12,257)	9,516

Net increase (decrease) in cash and cash equivalents	7,444	(18,103)
Cash and cash equivalents, beginning of period	78,256	61,022

Cash and cash equivalents, end of period	$85,700	$42,919

Non-cash financing activities:
Capital lease obligations incurred to acquire assets	$—	$744

Supplemental cash flow information:
Cash paid during the period for:
Interest	$3,824	$3,196
Taxes	$2,043	$20,076

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; dollars in thousands, except per share amounts)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying Condensed Consolidated Financial Statements (the “Financial Statements”) of U.S. Silica Holdings, Inc. (“Holdings,” and together with its subsidiaries “we,” “us” or the “Company”) included in this Quarterly Report on Form 10-Q , have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). They do not contain certain information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013; therefore, the interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of the Financial Statements have been included. Such adjustments are of a normal, recurring nature. We have reclassified certain immaterial amounts in the prior years’ consolidated statement of cash flows within operating activities to conform to the current year presentation. These reclassifications had no effect on previously reported net cash flows from operations.

In order to make this report easier to read, we refer throughout to (i) our Consolidated Balance Sheets as our “Balance Sheets,” (ii) our Consolidated Statements of Operations as our “Income Statements,” and (iii) our Consolidated Statements of Cash Flows as our “Cash Flows.”

Unaudited Interim Financial Statements

The accompanying Balance Sheet as of March 31, 2014, the Income Statements for the three months ended March 31, 2014 and 2013; the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013; the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and other information disclosed in the related notes are unaudited. The Balance Sheet as of December 31, 2013 was derived from our audited consolidated financial statements as included in our 2013 Annual Report.

Use of Estimates and Assumptions

The preparation of the Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production amortization calculations; environmental, reclamation and closure obligations; estimates of recoverable minerals; estimates of allowance for doubtful accounts; estimates of fair value for certain reporting units and asset impairments (including impairments of goodwill and other long-lived assets); write-downs of inventory to net realizable value; equity-based compensation expense; post-employment, post-retirement and other employee benefit liabilities; valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments including derivative instruments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Recently Adopted Accounting Pronouncements

No recently adopted or new accounting pronouncements have had, or are expected to have, a material effect on our financial position, results of operations, or cash flows during the three months ended March 31, 2014.

NOTE B—EARNINGS PER SHARE

Basic income per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share is computed similarly to basic income per common share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. In accordance with the applicable accounting guidance for calculating earnings per share, we did not include in our calculation of diluted earnings per share for the applicable periods stock options where the exercise prices were greater than the average market prices. We did not have significant stock options that were antidilutive for the three months ended March 31, 2014 and 2013, respectively.

	Three Months Ended March 31,
	2014	2013
Net income	$18,371	$17,277
Less: net income allocated to outstanding restricted stockholders	(42)	(26)

Net income allocated to common stockholders	$18,329	$17,251

Weighted-average common stock
Outstanding	53,505	52,866
Outstanding assuming dilution	54,054	53,131

NOTE C—CAPITAL STRUCTURE AND ACCUMULATED COMPREHENSIVE INCOME

Common Stock

Our Amended and Restated Certificate of Incorporation, authorizes up to 500,000,000 shares of common stock, par value of $0.01. Subject to the rights of holders of any series of preferred stock, all of the voting power of the stockholders of Holdings shall be vested in the holders of the common stock. There were 53,733,092 shares of common stock issued and outstanding at March 31, 2014. As of March 31, 2013, there were 52,987,227 shares issued and outstanding. On February 6, 2014, our Board of Directors declared a quarterly cash dividend of $0.125 per share to common stockholders of record at the close of business on March 14, 2014. The dividend payment was made to our transfer agent on March 31, 2014, and was paid to shareholders on April 1, 2014 by our transfer agent.

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

There are no shares of preferred stock issued or outstanding at March 31, 2014 and 2013. At present, we have no plans to issue any preferred stock.

Share Repurchase Program

On June 11, 2012, our Board of Directors authorized us to repurchase up to $25.0 million of our common stock. The authorization was initially for a period of 18 months, concluding on December 11, 2013, but on November 4, 2013, our Board of Directors extended the repurchase program through December 11, 2014. We are authorized to repurchase, from time to time, shares of our outstanding common stock on the open market or in privately negotiated transactions. Stock repurchases will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any additional amount of our common stock under the program. We intend to make all repurchases in compliance with applicable regulatory guidelines and to administer the plan in accordance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. As part of the program, as of March 31, 2014, we have repurchased 100,000 shares of our common stock at an average price of $10.72 and are authorized to repurchase up to an additional $23.9 million of our common stock. As of March 31, 2014, all of the 100,000 shares repurchased to date have been re-issued to satisfy employee option exercises.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income (loss) consists of fair value adjustments associated with cash flow hedges and accumulated adjustments for net experience losses and prior service cost related to employee benefit plans. The following table presents the changes in accumulated other comprehensive income by component during the three months ended March 31, 2014:

	For the Three Months Ended March 31, 2014
	Unrealized gain/(loss) on cash flow hedges	Unrealized gain/(loss) on short-term investments	Pension and other post-retirement benefits liability	Total
Beginning Balance	$(79)	$(27)	$(3,911)	$(4,017)
Other comprehensive income (loss) before reclassifications	(21)	29	—	8
Amounts reclassed from accumulated other comprehensive income	2	—	149	151

Ending Balance	$(98)	$2	$(3,762)	$(3,858)

The following table presents the reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2014:

Details about accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement of operations
Gains and losses on cash flow hedges
Interest rate contracts	$3	Interest expense
	(1)	Tax expense

	$2	Net of tax

Amortization of postretirement benefits liability
Actuarial gains/(losses)	$203	(1)
Prior service cost	41	(1)

	$244	Total before tax
	(95)	Tax expense

	149	Net of tax

Total reclassifications for the period	$151	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note M—Pension and Post-Retirement Benefits).

NOTE D—ACCOUNTS RECEIVABLE

At March 31, 2014 and December 31, 2013, accounts receivable consisted of the following:

	March 31, 2014	December 31, 2013
Trade receivables	$99,871	$76,223
Less: Allowance for doubtful accounts	(3,199)	(2,376)

Net trade receivables	96,672	73,847
Other receivables	697	1,360

Total accounts receivable	$97,369	$75,207

The increase of $23.6 million in trade receivables is mainly driven by the sales increase for the three months ended March 31, 2014.

NOTE E—INVENTORIES

At March 31, 2014 and December 31, 2013, inventories consisted of the following:

	March 31, 2014	December 31, 2013
Supplies	$15,936	$15,576
Raw materials and work in process	8,133	11,728
Finished goods	27,102	36,908

Total inventories	$51,171	$64,212

Inventories include raw stockpiles and silica and other industrial sand available for shipment, as well as spare parts and supplies for routine facilities maintenance. We value inventory at the lower of cost or market.

Cost is determined using the first-in, first-out and average cost methods. Finished goods decreased $9,806 to $27,102 as of March 31, 2014 compared to $36,908 as of December 31, 2013, primarily due to a decrease of inventory held at transloads.

NOTE F—PROPERTY, PLANT AND MINE DEVELOPMENT

At March 31, 2014 and December 31, 2013, property, plant and mine development consisted of the following:

	March 31, 2014	December 31, 2013
Mining property and mine development	$164,609	$164,609
Asset retirement cost	7,275	7,275
Land	25,738	25,738
Land improvements	31,068	31,093
Buildings	36,448	36,311
Machinery and equipment	264,728	263,304
Furniture and fixtures	1,331	1,131
Construction-in-progress	34,849	25,974

	566,046	555,435
Accumulated depletion, depreciation and amortization	(122,640)	(113,319)

Total property, plant and mine development, net	$443,406	$442,116

Depreciation expense, including depletion and amortization, recognized during the three months ended March 31, 2014 and 2013 was $9.6 million and $8.3 million, respectively. The amount of interest costs capitalized in property, plant and equipment was $201 and $128 for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, we hold no assets under a capital lease obligation.

NOTE G—DEBT

At March 31, 2014 and December 31, 2013, debt consisted of the following:

	March 31, 2014	December 31, 2013
Senior secured credit facility:
Revolver expiring July 23, 2018 (4.75% at March 31, 2014 and December 31, 2013)	$—	$—
Term loan facility—final maturity July 23, 2020 (4% at March 31, 2014 and December 31, 2013), net of unamortized original issue discount of $1,609 and $1,674, respectively	370,579	371,451

Total debt	370,579	371,451
Less: current portion	(3,489)	(3,488)

Total long-term portion of debt	$367,090	$367,963

Revolving Line-of-Credit

We have a $50 million revolving line-of-credit (the “Revolver”), with zero drawn and $3.5 million allocated for letters of credit as of March 31, 2014, leaving $46.5 million available under Revolver.

Debt Maturities

At March 31, 2014, contractual maturities of long-term debt are as follows:

2014	$2,616
2015	3,491
2016	3,493
2017	3,495
2018	3,498
Thereafter	353,986

$370,579

Our senior secured credit facility is secured by substantially all of our assets and a pledge of the equity interests in certain of our subsidiaries. The facility contains covenants that, among other things, govern our ability to create, incur or assume indebtedness and liens, to make acquisitions or investments, to pay dividends and to sell assets. The facility also requires us to maintain a consolidated total net leverage ratio of no more than 3.75:1.00 as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 25% of the Revolver commitment. As of March 31, 2014, we are in compliance with all covenants in accordance with our senior secured credit facility.

NOTE H—ASSET RETIREMENT OBLIGATIONS

Mine reclamation costs, or future remediation costs for inactive mines, are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates at inactive mines are reflected in earnings in the period an estimate is revised.

As of March 31, 2014 and December 31, 2013, we had recorded a liability of $9.5 million and $9.4 million in other long-term obligations related to our asset retirement obligation. Changes in the asset retirement obligation during the three months ended March 31, 2014 and the year ended December 31, 2013, respectively, are as follows:

	March 31, 2014	December 31, 2013
Beginning balance	$9,378	$6,659
Payments	—	—
Accretion	168	456
Revisions of prior estimates	—	2,263

Ending balance	$9,546	$9,378

NOTE I—FAIR VALUE ACCOUNTING

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

Cash equivalents

Due to the short-term maturity, we believe our cash equivalent instruments at March 31, 2014 and December 31, 2013 approximate their reported carrying values.

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

Although we have determined that the majority of the inputs used to value our derivatives fall with Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default of ourselves and our counterparties. However, as of March 31, 2014, we have assessed that the impact of the credit valuation adjustments on the overall valuation of our derivative positions is not significant. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

In accordance with the fair value hierarchy, the following table presents the fair value as of March 31, 2014 of those assets that we measure at fair value on a recurring basis:

	Level 1	Level 2	Total
Short-term investments	$386	$74,682	$75,068
Interest rate derivatives	—	74	74

Net asset	$386	$74,756	$75,142

NOTE J—SHORT-TERM INVESTMENTS

We have segregated funds into designated accounts with investment brokers who manage our short-term investment portfolio. Those funds are held on an available-for-sale basis and are therefore reported at fair value on the balance sheet.

The following table summarizes our available-for-sale short-term investments as of March 31, 2014:

	Aggregate Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$386	$—	$—	$386
Fixed income securities:
Certificates of deposit	25,230	—	(20)	25,210
Commercial paper	14,181	12	—	14,193
Corporate notes and bonds	10,989	—	(7)	10,982
Government agencies	13,987	21	—	14,008
U.S. Treasuries	4,810	—	(1)	4,809
Variable Rate Demand Obligations	5,480	—	—	5,480

Total available-for-sale investments	$75,063	$33	$(28)	$75,068

As of March 31, 2014, we considered the declines in market value of our short-term investment portfolio to be temporary in nature and did not consider any of our investments other-than-temporarily impaired. We typically invest in highly-rated securities, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and our intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. As of March 31, 2014 and December 31, 2013, we did not recognize any impairment charges.

NOTE K—LEASES

We are obligated under certain operating leases for railroad cars, office space, mining property, mining/processing equipment and transportation and other equipment. Certain operating lease agreements include options to purchase the equipment for fair market value at the end of the original lease term. Future minimum annual commitments under such operating leases at March 31, 2014 are as follows:

2014	$27,731
2015	26,780
2016	24,555
2017	22,319
2018	20,910
Thereafter	47,422

Total future lease commitments	$169,717

Expense related to operating leases and rental agreements was $7.1 million and $3.3 million for the three months ended March 31, 2014 and 2013, respectively. The increase was mainly due to new leases for railroad cars.

As of March 31, 2014, we have no obligation under a capital lease. We had an obligation under capital lease of $489 as of March 31, 2013, which was paid in full by December 31, 2013.

In general, the above leases include renewal options and some provide that we pay for all utilities, insurance, taxes and maintenance.

NOTE L—COMMITMENTS AND CONTINGENCIES

Our operating subsidiary, U.S. Silica Company (“U.S. Silica”), has been named as a defendant in various product liability claims alleging silica exposure causing silicosis. During the three months ended March 31, 2014, no new claims were brought against U.S. Silica. As of March 31, 2014, there were 88 active silica-related products liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on our financial position or results of operations.

For periods prior to 1986, U.S. Silica had insurance policies and an indemnity from a former owner that covered silicosis claims. In the fourth quarter of 2012, U.S. Silica settled all rights under the indemnity and its underlying insurance. The settlement was received during first quarter of 2013. As a result of the settlement, the indemnity and related policies are no longer available to U.S. Silica and U.S. Silica will not seek reimbursement for any defense costs or claim payments. Other insurance policies, however, continue to remain available to U.S. Silica.

We have recorded estimated liabilities for these claims in other long-term obligations as well as estimated recoveries under the remaining insurance policies in other assets on our consolidated balance sheets. As of March 31, 2014 and December 31, 2013, other noncurrent assets included $313 for insurance for third-party products liability claims and other long-term obligations included $1.6 million in third-party products claims liability.

NOTE M—PENSION AND POST-RETIREMENT BENEFITS

We maintain a single-employer noncontributory defined benefit pension plan covering certain employees. Net pension benefit cost recognized for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
Service cost	$269	$320
Interest cost	1,143	1,049
Expected return on plan assets	(1,255)	(1,265)
Net amortization and deferral	238	476

Net pension benefit costs	$395	$580

In addition, we provide defined benefit post-retirement healthcare and life insurance benefits to some employees. Net periodic post-retirement benefit cost recognized for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
Service cost	$45	$58
Interest cost	257	253
Expected return on plan assets	(1)	(1)
Net amortization and deferral	—	74

Net post-retirement costs	$301	$384

We contributed $0.8 million and $0 to the qualified pension plan during the three months ended March 31, 2014 and 2013, respectively. Total expected employer funding contributions during the fiscal year ending December 31, 2014 are $4.6 million for the pension plan and $1.2 million for the post-retirement medical and life plan.

NOTE N—OBLIGATIONS UNDER GUARANTEES

We have indemnified Travelers Casualty and Surety Company of America (“Travelers”) against any loss Travelers may incur in the event that holders of surety bonds, issued on behalf of us by Travelers, execute the bonds. As of March 31, 2014, Travelers had $8.2 million in bonds outstanding for us. The majority of these bonds ($8.1 million) relate to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to such indefinite purposes as licenses, permits, and tax collection.

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

NOTE O—SEGMENT REPORTING

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

An operating segment’s performance is primarily evaluated based on segment contribution margin, which excludes certain corporate costs not associated with the operations of the segment. These corporate costs are separately stated below and include costs that are related to functional areas such as operations management, corporate purchasing, accounting, treasury, information technology, legal and human resources. We believe that segment contribution margin, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, this measure should be considered in addition to, not a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles. The other accounting policies of each of the two reporting segments are the same as those in the summary of significant accounting policies.

In the Oil & Gas Proppants segment, we serve the oil and gas recovery market by providing fracturing sand, or “frac sand,” which is pumped down oil and natural gas wells to prop open rock fissures and increase the flow rate of oil and natural gas from the wells.

The Industrial & Specialty Products segment consists of over 250 products and materials used in a variety of industries including, container glass, fiberglass, specialty glass, flat glass, building products, fillers and extenders, foundry products, chemicals, recreation products and filtration products.

The following table presents sales and segment contribution margin for the reporting segments and other operating results not allocated to the reported segments for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Sales:
Oil & Gas Proppants	$130,584	$73,582
Industrial & Specialty Products	49,511	48,729

Total sales	180,095	122,311
Segment contribution margin:
Oil & Gas Proppants	41,628	36,162
Industrial & Specialty Products	13,187	13,246

Total segment contribution margin	54,815	49,408
Operating activities excluded from segment cost of goods sold	(1,490)	(1,509)
Selling, general and administrative	(15,445)	(12,404)
Depreciation, depletion and amortization	(9,589)	(8,278)
Interest expense	(3,808)	(3,576)
Other income, net, including interest income	38	122

Income (loss) before income taxes	$24,521	$23,763

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

The following discussion and analysis of our financial condition and results of operations should be read together with the Condensed Consolidated Financial Statements and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as the Condensed Consolidated Financial Statements, the accompanying notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Overview

We are one of the largest domestic producers of commercial silica, a specialized mineral that is a critical input into a variety of attractive end markets. During our 114 year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 250 products to customers across these markets. In our largest end market, Oil & Gas Proppants, our frac sand is used to stimulate and maintain the flow of hydrocarbons in oil and natural gas wells. This segment of our business is experiencing rapid growth due to recent technological advances in the hydraulic fracturing process, which have made the extraction of large volumes of oil and natural gas from U.S. shale formations economically feasible. Our silica is also used as an economically irreplaceable raw material in a wide range of industrial applications, including glassmaking and chemical manufacturing. Additionally, in recent years a number of attractive new end markets have developed for our high-margin, performance silica products, including high-performance glass, specialty coatings, polymer additives and geothermal energy systems.

As of April 30, 2014, we operate 15 facilities across the United States and control 295 million tons of reserves. We own one of the largest frac sand processing plants in the United States and control approximately 137 million tons of reserves that can be processed to meet American Petroleum Institute (API) frac sand size specifications. Our operations are organized into two segments based on end markets served: (1) Oil & Gas Proppants and (2) Industrial & Specialty Products. Our segments are complementary because our ability to sell to a wide range of customers across end markets allows us to maximize recovery rates in our mining operations, optimize our asset utilization and reduce the cyclicality of our earnings.

Recent Trends and Outlook

U.S. demand for industrial silica has been growing steadily. According to The Freedonia Group, Inc. (“Freedonia”), demand for industrial silica sand grew at a 4% compound annual growth rate (“CAGR”) from 2001 to 2011. This increase in demand was driven primarily by hydraulic fracturing, which grew at a 27% CAGR from 2001 to 2011, according to the most recent related Freedonia report dated October 2012. The recovery of the U.S. housing and automotive markets has also positively affected silica related to those markets such as glass, building materials, foundry and fillers and extenders. Trends driving the acceleration in demand include:

•

Increased demand in the oil and gas proppants end market. The increased demand for frac sand has been driven by the growth in the use of hydraulic fracturing as a means to extract hydrocarbons from shale formations. According to the 2013 Proppant Market Report, PropTester Inc. and KELRIK, LLC, published February 2014, global frac sand demand grew at a 35.5% CAGR from 2008 to 2013. This included 29.3% growth in frac sand demand from 2012 to 2013. Domestic proppant producers are expected to experience annual increases in demand of 11% through 2017, according to the most recent related Freedonia report dated August 2013. We expect continued growth of horizontal drilling. The industry may experience temporary fluctuations in demand and price as the market adjusts to changing supply and demand due to energy pricing fluctuations. We significantly expanded our sales efforts to the frac sand market in 2008 and have since experienced rapid growth in our sales associated with our oil and gas activities.

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

Our Strategy

The key drivers of our growth strategy include:

•

Expand our oil and gas proppants production capacity and product portfolio. Beginning in the fourth quarter of 2011, we executed several initiatives to increase our frac sand production capacity and augment our proppant product portfolio. At our Ottawa, Illinois facility, we implemented operating improvements and installed a new dryer and six mineral separators to increase our annual frac sand production capacity by 900,000 tons. At our Rockwood, Michigan facility, we added 250,000 tons of annual frac sand production capacity by installing an entirely new processing circuit. In the first quarter of 2013, our new resin-coated sand facility became fully operational, with capacity to resin coat up to 400 million pounds of sand annually. In the second quarter of 2013, our Sparta, Wisconsin facility became fully operational with an annual raw sand production capacity of 1,700,000 tons. Also in 2013, we made an initial investment in a new Greenfield site near Utica, Illinois. We expect this facility to have an annual capacity of approximately 1,500,000 tons of raw frac sand when fully operational by the end of the second quarter of 2014.

•

Increase our presence in industrial and specialty products end markets. We intend to increase our presence and market share in certain industrial and specialty products end markets that we believe are poised for growth. We will continue to work toward transforming our Industrial & Specialty Product segment from a commodity business to a more value-driven approach by developing capabilities and products that assist in enabling us to increase our presence in larger, more profitable markets.

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

•

Expand our supply chain network and leverage our logistics capabilities to meet our customers’ needs in each strategic oil and gas basin. We continue to expand our transload network to ensure product is available to meet the growing in-basin needs of our customers. This approach allows us to provide strong customer service and puts us in a position to take advantage of opportunistic spot market sales. Our plant sites are strategically located to provide access to all Class I railroads, which enables us to cost effectively send product to each of the strategic basins in North America. We can ship product by truck, barge and rail with an ability to connect to short-line railroads as necessary to meet our customers’ evolving in-basin product needs. We believe that our supply chain network and logistics capabilities are a competitive advantage that enables us to provide superior service for our customers. For example, in 2013, we opened our San Antonio, Texas unit-train receiving transload facility, which was built in partnership with BNSF railroad to support the Eagle Ford market. Additionally, we have entered into an agreement with Union Pacific Railroad to build a second transload facility in Odessa, Texas, which is expected to be fully operational by the end of 2014. We will continue to make strategic investments and develop partnerships with transload operators and transportation providers that will enhance our portfolio of supply chain services that we can provide to customers. In 2013, we signed a multi-year agreement with Wildcat Minerals LLC (“Wildcat”) which provides us with potential sand storage and rail capacity at 19 of Wildcat’s sand storage facilities, located near several major unconventional oil and gas shale basins. We now have in-basin storage capacity at 33 transloads located near all of the major shale basins in the United States.

•

Evaluate both Greenfield and Brownfield expansion opportunities and other acquisitions. We will continue to leverage our reputation, processing capabilities and infrastructure to increase production, as well as explore other opportunities to expand our reserve base. We may accomplish this by developing Greenfield projects, where we can capitalize on our technical knowledge of geology, mining and processing and our strong reputation within local communities. For instance, we are evaluating the potential development of a Greenfield project near Fairchild, Wisconsin, which, depending on market conditions, could become operational as early as late 2015 and eventually add 3,000,000 tons of annual frac sand capacity. Our primary objective is to acquire assets complementary to our Oil & Gas Proppants segment, with a focus on mining, processing and logistics to further enhance our market presence. Some of these assets have differing levels of frac sand quality. We prioritize acquisitions which provide opportunities to realize synergies (and, in some cases, the acquisition will only be accretive assuming synergies), including entering new geographic and frac sand product markets, acquiring attractive customer contracts, and improving operations. Additionally, we may pursue other opportunistic acquisitions, taking advantage of our asset footprint, our management’s experience with high-growth businesses and our strong customer relationships. We may also evaluate international acquisitions as unconventional oil and natural gas drilling expands globally.

•

Maintain financial strength and flexibility. We intend to maintain financial strength and flexibility to enable us to pursue acquisitions and new growth opportunities as they arise. As of March 31, 2014, we had $85.7 million of cash on hand, $75.1 million in short-term investments and $46.5 million of availability under the Revolver.

How We Generate Our Sales

We derive our sales by mining and processing minerals that our customers purchase for various uses. Our sales are primarily a function of the price per ton realized and the volumes sold. We invoice the majority of our clients on a per shipment basis, although for some larger customers, we consolidate invoices weekly or monthly. The total amount invoiced reflects product, transportation and additional services as applicable, such as storage and transloading the product from railcars to trucks for delivery to the customer site. Our five largest customers accounted for approximately 39% of total sales during the three months ended March 31, 2014.

We primarily sell our products under short-term price agreements or at prevailing market rates. For a limited number of customers, we sell under long-term, competitively-bid contracts. As of April 30, 2014, we have six take-or-pay supply agreements with six of our customers in the Oil & Gas Proppants segment with initial terms expiring between 2014 and 2017. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge and that our customers will pay for each product. As discussed in Part I, Item 1A, of our 2013 Annual Report, “Risk Factors—A large portion of our sales is generated by our top customers, and the loss of, or significant reduction in, purchases by our largest customers could adversely affect our operations,” these customers may not continue to purchase the same levels of product in the future due to a variety of reasons, contract requirements notwithstanding. Prices under these agreements are generally fixed and subject to upward adjustment in response to certain cost increases. As a result, our realized prices may not grow at rates consistent with broader industry pricing. For example, during periods of rapid price growth, our realized prices may grow more slowly than those of competitors, and during periods of price decline, our realized prices may outperform industry averages.

Additionally, at the time the take-or-pay supply agreements were signed, two of these customers provided advance payments for future shipments aggregating $27.0 million. A percentage of these advance payments was recognized as revenue with each ton of applicable product shipped to the customer. Collectively, sales to customers with supply agreements accounted for 33% and 30% of our total company sales during the three months ended March 31, 2014 and 2013, respectively. Although sales under supply agreements, as opposed to short-term price agreements or at prevailing spot market rates, result in us realizing lower margins than we otherwise might during periods of high market prices, we believe such lower margins are offset by the benefits derived from the product mix and sales volume stability afforded by such supply agreements.

The Costs of Conducting Our Business

The principal expenses involved in conducting our business are labor costs, electricity and drying fuel costs, maintenance and repair costs for our mining and processing equipment and facilities and transportation costs. Transportation and related costs include freight charges, fuel surcharges, transloading fees, switching fees, railcar lease costs, demurrage costs and storage fees. We believe the majority of our operating costs are relatively stable in price, but can vary significantly based on the volume of product produced. We benefit from owning the majority of the mineral deposits that we mine and having long-term mineral rights leases or supply agreements for our other primary sources of raw material, which limit royalty payments.

Additionally, we incur expenses related to our corporate operations, including costs for sales and marketing; research and development; and finance, legal, environmental, health and safety functions of our organization. These costs are principally driven by personnel expenses. As a public company we will continue to incur additional legal, accounting, insurance and other expenses that we had not incurred as a private company, including costs associated with public company reporting requirements. These requirements include compliance with the Sarbanes-Oxley Act as well as other rules implemented by the SEC, and applicable stock exchange rules. Compliance with these rules and regulations substantially increased our legal and financial compliance costs and made certain financial reporting and other activities more time-consuming and costly.

How We Evaluate Our Business

Our management team evaluates our business using a variety of financial and operational metrics. Our business is organized into two segments, Oil & Gas Proppants and Industrial & Specialty Products. We evaluate the performance of these segments based on their volumes sold, average selling price and contribution margin earned. Additionally, we consider a number of factors in evaluating the performance of the business as a whole, including total volumes sold, average selling price, segment contribution margin, and Adjusted EBITDA. We view these metrics as important factors in evaluating our profitability and review these measurements frequently to analyze trends and make decisions.

Segment Contribution Margin

Segment contribution margin, a non-GAAP measure, is a key metric that management uses to evaluate our operating performance and to determine resource allocation between segments. Segment contribution margin excludes certain corporate costs not associated with the operations of the segment. These unallocated costs include costs that are related to corporate functional areas such as operations management, corporate purchasing, accounting, treasury, information technology, legal and human resources.

Segment contribution margin is not a measure of our financial performance under GAAP and should not be considered an alternative to measures derived in accordance with GAAP. For more details on the reconciliation of segment contribution margin to its most directly comparable GAAP financial measure, income (loss) before income taxes, see Note O- Segment Reporting to our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA.

	Three Months Ended March 31,
	2014	2013
Net income	$18,371	$17,277
Total interest expense, net of interest income	3,873	3,552
Provision for taxes	6,150	6,486
Total depreciation, depletion and amortization expenses	9,589	8,278

EBITDA	37,983	35,593
Non-cash incentive compensation(1)	1,330	678
Post-employment expenses (excluding service costs)(2)	381	586
Other adjustments allowable under our existing credit agreement(3)	2,234	1,930

Adjusted EBITDA	$41,928	$38,787

(1)	Includes vesting of incentive equity compensation issued to our employees.
(2)

Includes net pension cost and net post-retirement cost relating to pension and other post-retirement benefit obligations during the applicable period, but in each case excluding the service cost relating to benefits earned during such period. See Note M- Pension and Post-retirement Benefits to our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(3)

Reflects miscellaneous adjustments permitted under our existing credit agreement, including such items as expenses related to offerings of our common stock by our former controlling shareholder, business development activities related to our growth and expansion initiatives, one-time litigation fees, expenses related to debt refinancing and employment agency fees.

Results of Operations for the Three Months Ended March 31, 2014 and 2013

Sales

	For the Three Months Ended March 31,		Amount Change	Percent Change
	2014	2013	’14 vs ‘13	’14 vs. ‘13
Sales
Oil & Gas Proppants	$130,584	$73,582	$57,002	77%
Industrial & Specialty Products	49,511	48,729	782	2%

Total Sales	$180,095	$122,311	$57,784	47%

Tons
Oil & Gas Proppants	1,335	921	414	45%
Industrial & Specialty Products	975	965	10	1%

Total Tons	2,310	1,886	424	23%

Total sales increased 47% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, driven by a 23% increase in volume and a 20% increase in average selling price. The increase in total sales was mainly driven by Oil & Gas Proppants sales, which increased 77%: Oil & Gas Proppants sales volume increased 45%, driven by year over year growth in the demand for our frac sands, the average selling price for Oil & Gas Proppants increased 22%, mainly due to higher volumes sold through transloads. Industrial & Specialty Products sales increased 2%, with increased volume of 1% and increased average selling price of 1%.

Cost of Goods Sold

Cost of goods sold increased $52.4 million, or 70%, to $126.8 million for the three months ended March 31, 2014 compared to $74.4 million for the three months ended March 31, 2013. As a percentage of sales, costs of goods sold increased from 61% for the three months ended March 31, 2013 to 70% for the three months ended March 31, 2014. The increase resulted from more tons sold and from higher transportation and related costs. Cost of goods sold as a percentage of sales increased due to additional transportation and handling costs driven by increased sales volume through transloads.

We incurred $74.0 million and $32.4 million of transportation and related costs for the three months ended March 31, 2014 and 2013, respectively. The increase in transportation and related costs incurred was due to increased sales volume through transloads. As a percentage of sales, transportation and related costs increased to 41% from 27% for the three months ended March 31, 2014 and 2013.

We incurred $16.1 million and $14.4 million of operating labor costs for the three months ended March 31, 2014 and 2013, respectively. The increase in labor costs incurred was due to producing and selling more tons. As a percentage of sales, operating labor decreased to 9% from 12% for the three months ended March 31, 2014 and 2013.

We incurred electricity and drying fuel (principally natural gas) costs of $8.5 million for the three months ended March 31, 2014 and $6.2 million for the three months ended March 31, 2013, reflecting higher production volume. As a percentage of sales, electricity and drying fuel costs remained flat at 5% for the three months ended March 31, 2014 and 2013.

We incurred maintenance and repair costs of $6.2 million for the three months ended March 31, 2014 and $4.5 million for the three months ended March 31, 2013, reflecting higher production volume. As a percentage of sales, maintenance and repair costs decreased to 3% from 4% for the three months ended March 31, 2014 and 2013.

Segment Contribution Margin

Oil & Gas Proppants contribution margin increased $5.5 million, or 15%, to $41.6 million for the three months ended March 31, 2014 compared to $36.2 million for the three months ended March 31, 2013. Increases were driven by the following specific factors: increased sales due to an increase in tons of product sold driven by continued year over year growth in demand for our frac sands, as well as an increase in average selling price mainly due to higher volumes sold through transloads, partially offset by increased cost of goods sold as a percentage of sales due to additional transportation and handling costs driven by increased sales through transloads.

Industrial & Specialty Products contribution margin remained at $13.2 million for the three months ended March 31, 2014 and 2013, as increased sales volume and average selling price were offset by increased cost of goods sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.0 million, or 24%, to $15.4 million for the three months ended March 31, 2014 compared to $12.4 million for the three months ended March 31, 2013, mainly driven by a $1.0 million increase in compensation expense, including awards of equity instruments to certain management and employees, and a $0.8 million increase in bad debt expense. Business development expense was $1.8 million and $1.3 million respectively for the three months ended March 31, 2014 and 2013. In total, our selling, general and administrative costs represented approximately 9% and 10% of sales during the three months ended March 31, 2014 and 2013, respectively.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense was $9.6 million and $8.3 million for the three months ended March 31, 2014 and 2013, respectively. Year over year increases have been driven by continued capital spending associated with our growth and capacity expansion initiatives combined with increased depletion due to additional volume of mined silica sands. We expect depreciation, depletion and amortization expense to continue to grow due to anticipated capital spending in 2014. Depreciation, depletion and amortization costs represented approximately 5% and 7% of our sales during the three months ended March 31, 2014 and 2013, respectively.

Operating Income

Operating income increased $1.1 million, or 4%, to $28.3 million for the three months ended March 31, 2014 compared to $27.2 million for the three months ended March 31, 2013 due to a 47% increase in sales, partially offset by a 70% increase in cost of goods sold and a 21% increase in operating expenses.

Interest Expense

Interest expense increased $0.2 million, or 6%, to $3.8 million for the three months ended March 31, 2014 compared to $3.6 million for the three months ended March 31, 2013 due to an increase in debt principal, partially offset by a decrease in our interest rate.

Provision for Income Taxes

The provision for income taxes decreased $0.3 million, or 5%, to $6.2 million for the three months ended March 31, 2014, compared to $6.5 million for the three months ended March 31, 2013 driven by a lower effective tax rate, partially offset by increased pretax book income. The effective tax rate was 25% and 27% for the three months ended March 31, 2014 and 2013, respectively.

Historically, our actual effective tax rates have been lower than the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes.

Net Income/Loss

Net income was $18.4 million and $17.3 million for the three months ended March 31, 2014 and 2013, respectively. The year over year increase is due to the factors noted above.

Liquidity and Capital Resources

Overview

Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to return cash to our stockholders, and to finance acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through borrowings under our credit facilities and equity investments. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of March 31, 2014, our working capital was $275.2 million and we had $46.5 million of availability under the Revolver.

We believe that cash generated through operations and our financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, scheduled debt payments for at least the next 12 months and any dividends declared such as the one declared by our Board on February 6, 2014 and paid to our transfer agent on March 31, 2014.

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

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table:

	For the Three Months Ended March 31,		Percent Change
	2014	2013	’14 vs. ‘13
Net cash provided by (used in):
Operating activities	$30,307	$(4,912)	>100%
Investing activities	(10,606)	(22,707)	(53)%
Financing activities	(12,257)	9,516	>(100)%

Net Cash Provided by (Used in) Operating Activities

Operating activities consist primarily of net income adjusted for certain non-cash items. Adjustments to net income for non-cash items include depreciation, depletion and amortization, deferred revenue, deferred income taxes, equity-based compensation and allowance for doubtful accounts. In addition, operating cash flows include the effect of changes in operating assets and liabilities, principally accounts receivable, inventories, prepaid expenses and other current assets, income taxes payable and receivable, accounts payable and accrued expenses.

Net cash provided by operating activities was $30.3 million for the three months ended March 31, 2014 compared to net cash used in operating activities of $4.9 million for the three months ended March 31, 2013. This $35.2 million increase in cash provided by operations was primarily the result of a $16.0 million decrease in inventories mainly due to less inventory held at transloads; $15.5 million increase in accounts payable and accrued liabilities; a change in income tax payable of $17.4 million, mainly due to a federal tax extension payment of $19.6 million for the 2012 tax year paid in March 2013; partially offset by an increase in accounts receivable of $17.2 million.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth and maintenance.

Net cash used in investing activities was $10.6 million for the three months ended March 31, 2014. This use of cash is due to capital expenditures, which totaled $10.6 million as of March 31, 2014 for the engineering, procurement and construction of our Greenfield raw sand plant near Utica, Illinois, our new transload facility in Odessa, Texas, and other maintenance capital projects.

Net cash used in investing activities was $22.7 million in the three months ended March 31, 2013. This use of cash is due to capital expenditures which totaled $22.7 million for the three months ended March 31, 2013. Capital expenditures in 2013 were primarily for the continuing engineering, procurement and construction of our Greenfield raw sand plant in Sparta, Wisconsin. Additionally, we invested $3.3 million for the construction of our transloads in San Antonio, Texas, Fairmont, West Virginia and East Liverpool, Ohio during the three months ended March 31, 2013.

Management anticipates that our capital expenditures in 2014 will be approximately $80 million, which is primarily associated with growth and maintenance capital including the construction of the mine and processing facility near Utica, Illinois, the potential development of a Greenfield project close to Fairchild, Wisconsin and the construction of the transload facility in Odessa, Texas.

Net Cash Provided by (Used in) Financing Activities

Financing activities consist primarily of equity issuances, capital contributions, dividend payments, borrowings and repayments related to the Revolver and Term Loan, as well as fees and expenses paid in connection with our credit facilities and outstanding checks to our vendors.

Net cash used in financing activities was $12.3 million in the three months ended March 31, 2014, driven by $13.4 million in dividend payments and a $2.0 million decrease in book overdraft, partially offset by $3.0 million of proceeds from employee exercises of stock options.

Net cash provided by financing activities was $9.5 million in the three months ended March 31, 2013. During the period, we had an increase in borrowings under our revolving credit facility of $10.6 million, which was offset by a $0.7 million repayment of our long-term debt and $0.3 million in principal payments on our capital lease obligation.

For more details about our senior credit facility, please see accompanying Note G-Debt to our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

There have been no significant changes outside the ordinary course of business to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2013 Annual Report, except that we entered into additional new leases for railroad cars. For more details on future minimum annual commitments under such operating leases, please see accompanying Note K-Leases to our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Environmental Matters

We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. As of March 31, 2014, we had $9.5 million accrued for future reclamation costs, as compared to $9.4 million as of December 31, 2013.

We discuss certain environmental matters relating to our various production and other facilities, certain regulatory requirements relating to human exposure to crystalline silica and our mining activity and how such matters may affect our business in the future under Item 1, “Business,” Item 1A, “Risk Factors” Item 3, “Legal Proceedings”, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” in our 2013 Annual Report.

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our 2013 Annual Report.

Recent Accounting Pronouncements

New accounting guidance that we have recently adopted, as well as accounting guidance that has been recently issued but not yet adopted by us, are included in Note A—Summary of Significant Accounting Policies to our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Copies of our Corporate Governance Guidelines, our Audit Committee and Compensation and Governance Committee charters, the Code of Conduct for our Board of Directors and Code of Conduct and Ethics for U.S. Silica employees (including the chief executive officer, chief financial officer and corporate controller) can also be found on our website. Any amendments or waivers to the Code of Conduct and Ethics applicable to the chief executive officer, chief financial officer and corporate controller can also be found in the “Investor Relations” section of the U.S. Silica website. Stockholders may also request a free copy of these documents from: U.S. Silica Holdings, Inc., attn.: Investor Relations, 8490 Progress Drive, Suite 300, Frederick, Maryland 21701or IR@ussilica.com.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to certain market risks, which exist as a part of our ongoing business operations. Such risks arise from adverse changes in market rates, prices and conditions. Because a significant portion of our revenue is through take-or-pay supply agreements, prices under which are generally fixed and subject to upward adjustment in response to certain cost increases, we have only partial exposure to short-term price fluctuations.

Interest Rate Risk

We are exposed to interest rate risk arising from adverse changes in interest rates. As of March 31, 2014, we have $370.6 million of debt outstanding under our senior credit facility. Assuming no change in the amount outstanding, and LIBOR is greater than the 1.0% minimum base rate on the Term Loan, a hypothetical increase or decrease in interest rates by 1.0% would have changed our interest expense by $0.9 million per year.

We use interest rate derivatives in the normal course of our business to manage both our interest cost and the risks associated with changing interest rates. We do not use derivatives for trading or speculative purposes. The following table summarizes the fair value of our derivative instruments at March 31, 2014 and December 31, 2013.

		March 31, 2014			December 31, 2013
	Maturity Date	Contract/Notional Amount	Carrying Amount	Fair Value	Contract/Notional Amount	Carrying Amount	Fair Value
Interest rate cap agreement(1)	2016	$188 million	$—	$74	$188 million	$—	$—

(1)	Agreements limit the LIBOR floating interest rate base to 4%.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of the above developments, the filing rate of new claims against us over the past three years has decreased to below pre-2001 levels, and we were named as a defendant in three, two and three new silicosis cases filed in 2011, 2012 and 2013, respectively. During the three months ended March 31, 2014, no additional claims were brought against us. As of April 30, 2014, there are a total of approximately 88 active silica-related products liability claims pending in which we were a defendant and approximately 3,116 inactive claims. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media, and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for both our predecessors that cover certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to certain insurance). As a result of a settlement with a former owner of ours and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us, and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf.

The silica-related litigation brought against us to date has not resulted in material liability to us. However, we continue to have silica-related products liability claims filed against us, including claims that allege silica exposure for periods for which we do not have insurance coverage. Any such pending or future claims or inadequacies of our insurance coverage could have a material adverse effect on our business, reputation or results of operations. For more information regarding silica-related litigation, see Part I, Item 1A of our 2013 Annual Report “Risk Factors—Risks Related to Our Business—Silica-related health issues and litigation could have a material adverse effect on our business, reputation or results of operations.”

ITEM 1A.	RISK FACTORS

As of March 31, 2014, there have been no material changes to the risk factors disclosed in Item 1A of Part I in our 2013 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

The following table presents the total number of shares of our common stock that we purchased during the three months ended March 31, 2014, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period pursuant to our June 2012 repurchase program:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
January 2014	0		$0	0
February 2014	0		$0	0
March 2014	6,577	(2)	$35.26	0

Total as of March 31, 2014	6,577		$35.26	0	$23,928,275

(1)	The program covering the repurchase of up to $25.0 million of our common stock was announced on June 12, 2012. This program expires on December 11, 2014.
(2)	Represents shares withheld by U.S. Silica to pay taxes due upon the vesting of employee restricted stock and restricted stock units.

For more details on the stock repurchase program, see Note C- Capital Structure and Accumulated Comprehensive Income to our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Forward Looking Statements

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

•	our ability to succeed in competitive markets;

•	loss of, or reduction in, business from our largest customers;

•	increasing costs or a lack of dependability or availability of transportation services or infrastructure;

•	increases in the prices of, or interruptions in the supply of, natural gas and electricity, or any other energy sources;

•	increases in the price of diesel fuel;

•	diminished access to water;

•	our ability to effectively integrate the manufacture of resin-coated sand with our existing processes;

•	our ability to successfully complete acquisitions or integrate acquired businesses;

•	our ability to make capital expenditures to maintain, develop and increase our asset base and our ability to obtain needed capital or financing on satisfactory terms;

•	substantial indebtedness and pension obligations;

•	restrictions imposed by our indebtedness on our current and future operations;

•	the accuracy of our estimates of mineral reserves and resource deposits;

•	a shortage of skilled labor and rising costs in the mining industry;

•	our ability to attract and retain key personnel;

•	our ability to maintain satisfactory labor relations;

•	our reliance on trade secrets and contractual restrictions, rather than patents, to protect our proprietary rights;

•	our significant unfunded pension obligations and post-retirement health care liabilities;

•	our ability to maintain effective quality control systems at our mining, processing and production facilities;

•	seasonal and severe weather conditions;

•	fluctuations in our sales and results of operations due to seasonality and other factors;

•	interruptions or failures in our information technology systems;

•	the impact of a terrorist attack or armed conflict;

•	our failure to maintain adequate internal controls;

•	extensive and evolving environmental, mining, health and safety, licensing, reclamation and other regulation (and changes in their enforcement or interpretation);

•	silica-related health issues and corresponding litigation;

•	our ability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property; and

•	other factors included and disclosed in Part I, Item 1A, “Risk Factors” of our 2013 Annual Report.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the SEC, including this Quarterly Report on Form 10-Q, and public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of April, 2014.

U.S. Silica Holdings, Inc.

/s/ DONALD A. MERRIL
Name:	Donald A. Merril
Title:	Chief Financial Officer

S-1

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of U.S. Silica Holdings, Inc., effective January 31, 2012.	8-K	001-35416	3.1	February 6, 2012

3.2	Second Amended and Restated Bylaws of U.S. Silica Holdings, Inc., effective January 31, 2012.	8-K	001-35416	3.2	February 6, 2012

4.1	Specimen Common Stock Certificate.	S-1/A	333-175636	4.1	December 7, 2011

10.1+	Letter Agreement, dated March 20, 2014, by and between Daniel Avramovich and U.S. Silica Holdings, Inc.	8-K	001-35416	10.1	March 21, 2014

31.1*	Rule 13a-14(a)/15(d)-14(a) Certification by Bryan A. Shinn, Chief Executive Officer.

31.2*	Rule 13a-14(a)/15(d)-14(a) Certification by Donald A. Merril, Chief Financial Officer.

32.1*	Section 1350 Certification by Bryan A. Shinn, Chief Executive Officer.

32.2*	Section 1350 Certification by Donald A. Merril, Chief Financial Officer.

95.1*	Mine Safety Disclosure

99.1*	Consent of The Freedonia Group, Inc.

99.2*	Consent of PropTester, Inc.

101*	101.INS XBRL Instance

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