Form 10-Q
period 2014-06-30
U.S. SILICA HOLDINGS, INC.
filed 2014-07-30
CIK 1524741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 25, 2014, 53,847,267 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

U.S. Silica Holdings, Inc.
FORM 10-Q
For the Quarter Ended June 30, 2014

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$105,974	$78,256
Short-term investments	75,101	74,980
Accounts receivable, net	108,452	75,207
Inventories, net	58,650	64,212
Prepaid expenses and other current assets	8,936	6,347
Deferred income taxes, net	18,582	17,737
Income tax deposits	5,074	—
Total current assets	380,769	316,739
Property, plant and mine development, net	441,450	442,116
Debt issuance costs, net	4,815	5,255
Goodwill	68,403	68,403
Trade names	10,436	10,436
Customer relationships, net	5,915	6,120
Other assets	11,073	14,392
Total assets	$922,861	$863,461
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Book overdraft	$3,466	$4,659
Accounts payable	52,826	37,376
Dividends payable	6,770	6,709
Accrued liabilities	13,020	10,823
Accrued interest	41	41
Current portion of long-term debt	3,489	3,488
Income tax payable	—	1,037
Total current liabilities	79,612	64,133
Long-term debt	366,218	367,963
Liability for pension and other post-retirement benefits	34,431	36,802
Deferred income taxes, net	74,203	71,318
Other long-term obligations	14,913	13,951
Total liabilities	569,377	554,167
Stockholders’ Equity:
Preferred stock	—	—
Common stock	538	534
Additional paid-in capital	185,155	174,799
Retained earnings	171,540	137,978
Treasury stock, at cost	—	—
Accumulated other comprehensive loss	(3,749)	(4,017)
Total stockholders’ equity	353,484	309,294
Total liabilities and stockholders’ equity	$922,861	$863,461
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales	$205,801	$129,828	$385,896	$252,139
Cost of goods sold (excluding depreciation, depletion and amortization)	132,417	80,297	259,187	154,709
Operating expenses
Selling, general and administrative	19,267	10,099	34,712	22,503
Depreciation, depletion and amortization	10,341	8,890	19,930	17,168
	29,608	18,989	54,642	39,671
Operating income	43,776	30,542	72,067	57,759
Other (expense) income
Interest expense	(4,013)	(3,535)	(7,821)	(7,111)
Other income, net, including interest income	221	63	259	185
	(3,792)	(3,472)	(7,562)	(6,926)
Income before income taxes	39,984	27,070	64,505	50,833
Income tax expense	(11,330)	(6,878)	(17,480)	(13,364)
Net income	$28,654	$20,192	$47,025	$37,469
Earnings per share:
Basic	$0.53	$0.38	$0.88	$0.71
Diluted	$0.53	$0.38	$0.87	$0.70
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$28,654	$20,192	$47,025	$37,469
Other comprehensive income:
Unrealized gain (loss) on derivatives (net of tax of ($22) and $101 for the three months ended June 30, 2014 and 2013, respectively, and ($34) and $152 for the six months ended June 30, 2014 and 2013, respectively)	(34)	157	(53)	238
Unrealized gain (loss) on investments (net of tax of ($5) and $0 for the three months ended June 30, 2014 and 2013, respectively, and $14 and $0 for the six months ended June 30, 2014 and 2013, respectively)	(6)	—	23	—
Pension and other post-retirement benefits liability adjustment (net of tax of $95 and $217 for the three months ended June 30, 2014 and 2013, respectively, and $190 and $434 for the six months ended June 30, 2014 and 2013, respectively)	149	341	298	682
Comprehensive income	$28,763	$20,690	$47,293	$38,389
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited; dollars in thousands)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2013	$534	$—	$174,799	$137,978	$(4,017)	$309,294
Net Income	—	—	—	47,025	—	47,025
Other comprehensive income, net of tax	—	—	—	—	268	268
Proceeds from options exercised	4	534	4,172	—	—	4,710
Shares withheld for employee taxes related to vested restricted stock	—	(534)	—	—	—	(534)
Cash dividends declared ($ 0.25 per share of common stock)	—	—	—	(13,463)	—	(13,463)
Equity-based compensation	—	—	3,383	—	—	3,383
Excess tax benefit from equity-based compensation	—	—	2,801	—	—	2,801
Balance at June 30, 2014	$538	$—	$185,155	$171,540	$(3,749)	$353,484
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; dollars in thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net income	$47,025	$37,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	19,930	17,168
Debt issuance amortization	439	262
Original issue discount amortization	131	84
Deferred income taxes	2,042	3,056
Deferred revenue	—	(4,285)
Loss on disposal of property, plant and equipment	79	47
Equity-based compensation	3,383	1,383
Excess tax benefit from equity-based compensation	(2,801)	(185)
Other	3,184	(3,190)
Changes in assets and liabilities:
Accounts receivable	(33,926)	(2,220)
Inventories	5,562	(12,355)
Prepaid expenses and other current assets	(2,659)	1,228
Income taxes	(3,310)	(22,292)
Accounts payable and accrued liabilities	17,647	(6,925)
Accrued interest	—	146
Liability for pension and other post-retirement benefits	(1,504)	774
Net cash provided by operating activities	55,222	10,165
Investing activities:
Capital expenditures	(18,011)	(31,213)
Proceeds from sale of property, plant and equipment	—	81
Net cash used in investing activities	(18,011)	(31,132)
Financing activities:
Dividends paid	(13,402)	—
Proceeds from options exercised	4,710	2,164
Excess tax benefit from equity-based compensation	2,801	185
Shares withheld to pay taxes due upon vesting of restricted stock	—	(145)
Tax payments related to shares withheld for vested restricted stock	(534)	—
Repayment of long-term debt	(1,875)	(1,300)
Change in book overdraft	(1,193)	(377)
Change in revolving credit facility	—	6,866
Principal payments on capital lease obligations	—	(380)
Net cash provided by (used in) financing activities	(9,493)	7,013
Net increase (decrease) in cash and cash equivalents	27,718	(13,954)
Cash and cash equivalents, beginning of period	78,256	61,022
Cash and cash equivalents, end of period	$105,974	$47,068
Supplemental cash flow information:
Cash paid during the period for:
Interest	$7,668	$6,468
Taxes	$18,920	$33,185
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; dollars in thousands, except per share amounts)
NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The accompanying Condensed Consolidated Financial Statements (the “Financial Statements”) of U.S. Silica Holdings, Inc. (“Holdings,” and together with its subsidiaries “we,” “us” or the “Company”) included in this Quarterly Report on Form 10-Q , have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). They do not contain certain information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013; therefore, the interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of the Financial Statements have been included. Such adjustments are of a normal, recurring nature. We have reclassified certain immaterial amounts in the prior years’ assets section of the consolidated balance sheets and operating activities section of the consolidated statement of cash flows to conform to the current year presentation. These reclassifications had no effect on previously reported total assets and net cash flows from operations.
In order to make this report easier to read, we refer throughout to (i) our Condensed Consolidated Balance Sheets as our “Balance Sheets,” (ii) our Condensed Consolidated Statements of Operations as our “Income Statements,” and (iii) our Condensed Consolidated Statements of Cash Flows as our “Cash Flows.”
Unaudited Interim Financial Statements
The accompanying Balance Sheet as of June 30, 2014; the Income Statements for the three and six months ended June 30, 2014 and 2013; the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013; the Condensed Consolidated Statements of Stockholders' Equity for the six months ended June 30, 2014; the Cash Flows for the six months ended June 30, 2014 and 2013; and other information disclosed in the related notes are unaudited. The Balance Sheet as of December 31, 2013 was derived from our audited consolidated financial statements as included in our 2013 Annual Report.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update, Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligations. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. The new standard will become effective beginning with the first quarter 2017 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. We are currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

NOTE B—EARNINGS PER SHARE
Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed similarly to basic income per common share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. In accordance with the applicable accounting guidance for calculating earnings per share, we did not include in our calculation of diluted earnings per share for the applicable periods stock options where the exercise prices were greater than the average market prices. We did not have any stock options that were antidilutive for the three and six months ended June 30, 2014 and 2013, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$28,654	$20,192	$47,025	$37,469
Less: net income allocated to outstanding restricted stockholders	(54)	(23)	(96)	(42)
Net income allocated to common stockholders	$28,600	$20,169	$46,929	$37,427
Weighted-average common stock
Outstanding	53,733	52,948	53,619	52,948
Outstanding assuming dilution	54,262	53,227	54,163	53,227
NOTE C—CAPITAL STRUCTURE AND ACCUMULATED COMPREHENSIVE INCOME
Common Stock
Our Amended and Restated Certificate of Incorporation, authorizes up to 500,000,000 shares of common stock, par value of $0.01. Subject to the rights of holders of any series of preferred stock, all of the voting power of the stockholders of Holdings shall be vested in the holders of the common stock. There were 53,847,267 shares of common stock issued and outstanding at June 30, 2014. As of June 30, 2013, there were 53,069,657 shares issued and outstanding.
In 2014, our Board of Directors declared quarterly cash dividends as follows:

Dividends per Common Share	Declaration Date	Record Date	Payable Date
$0.125	February 6, 2014	March 14, 2014	April 1, 2014
$0.125	April 25, 2014	June 13, 2014	July 3, 2014
All dividends were paid as scheduled.
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
Preferred Stock
Our Amended and Restated Certificate of Incorporation authorizes our Board of Directors to issue up to 10,000,000 shares, in the aggregate, of preferred stock, par value of $0.01 in one or more series, to fix the powers, preferences and other rights of such series, and any qualifications, limitations or restrictions thereof, including the dividend rate, conversion rights, voting rights, redemption rights and liquidation preference, and to fix the number of shares to be included in any such series, without any further vote or action by our stockholders.
There are no shares of preferred stock issued or outstanding at June 30, 2014 and 2013. At present, we have no plans to issue any preferred stock.
Share Repurchase Program
On June 11, 2012, our Board of Directors authorized us to repurchase up to $25.0 million of our common stock. The authorization was initially for a period of 18 months, concluding on December 11, 2013, but on November 4, 2013, our Board of Directors extended the repurchase program through December 11, 2014. We are authorized to repurchase, from time to time, shares of our outstanding common stock on the open market or in privately negotiated transactions. Stock repurchases will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any additional amount of our common stock under the program. We intend to make all repurchases in compliance with applicable regulatory guidelines and to administer the plan in accordance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. As part of the program, as of June 30, 2014, we have repurchased 100,000 shares of our common stock at an average price of $10.72 and are authorized to repurchase up to an additional $23.9 million of our common stock. As of June 30, 2014, all of the 100,000 shares repurchased to date have been re-issued to satisfy employee option exercises.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income (loss) consists of fair value adjustments associated with cash flow hedges and accumulated adjustments for net experience losses and prior service cost related to employee benefit plans. The following table presents the changes in accumulated other comprehensive income by component during the six months ended June 30, 2014:

	For the Six Months Ended June 30, 2014
	Unrealized gain/(loss) on cash flow hedges	Unrealized gain/(loss) on short-term investments	Pension and other post-retirement benefits liability	Total
Beginning Balance	$(79)	$(27)	$(3,911)	$(4,017)
Other comprehensive income (loss) before reclassifications	(57)	23	—	(34)
Amounts reclassed from accumulated other comprehensive income	4	—	298	302
Ending Balance	$(132)	$(4)	$(3,613)	$(3,749)
Amounts reclassed from accumulated other comprehensive income (loss) related to cash flow hedges category are included in interest expense in our Income Statements and amounts reclassed related to pension and other post-retirement benefits liability category are included in the computation of net periodic pension costs, respectively, at their before tax amounts.

NOTE D—ACCOUNTS RECEIVABLE
At June 30, 2014 and December 31, 2013, accounts receivable consisted of the following:

	June 30, 2014	December 31, 2013
Trade receivables	$110,279	$76,223
Less: Allowance for doubtful accounts	(3,057)	(2,376)
Net trade receivables	107,222	73,847
Other receivables	1,230	1,360
Total accounts receivable	$108,452	$75,207
The increase of $34.1 million in trade receivables is mainly driven by the sales increase for the six months ended June 30, 2014.

NOTE E—INVENTORIES
At June 30, 2014 and December 31, 2013, inventories consisted of the following:

	June 30, 2014	December 31, 2013
Supplies	$16,394	$15,576
Raw materials and work in process	9,029	11,728
Finished goods	33,227	36,908
Total inventories	$58,650	$64,212
Inventories include raw stockpiles and silica and other industrial sand available for shipment, as well as spare parts and supplies for routine facilities maintenance. We value inventory at the lower of cost or market. Cost is determined using the first-in, first-out and average cost methods.
NOTE F—PROPERTY, PLANT AND MINE DEVELOPMENT
At June 30, 2014 and December 31, 2013, property, plant and mine development consisted of the following:

	June 30, 2014	December 31, 2013
Mining property and mine development	$164,609	$164,609
Asset retirement cost	7,997	7,275
Land	25,797	25,738
Land improvements	31,959	31,093
Buildings	36,619	36,311
Machinery and equipment	270,316	263,304
Furniture and fixtures	1,347	1,131
Construction-in-progress	35,422	25,974
	574,066	555,435
Accumulated depletion, depreciation and amortization	(132,616)	(113,319)
Total property, plant and mine development, net	$441,450	$442,116
Depreciation expense, including depletion and amortization, recognized during the six months ended June 30, 2014 and 2013 was $19.9 million and $17.2 million, respectively. The amount of interest costs capitalized in property, plant and equipment was $474 and $259 for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, we hold no assets under a capital lease obligation.
NOTE G—DEBT
At June 30, 2014 and December 31, 2013, debt consisted of the following:

	June 30, 2014	December 31, 2013
Senior secured credit facility:
Revolver expiring July 23, 2018 (4.75% at June 30, 2014 and December 31, 2013)	$—	$—
Term loan facility - final maturity July 23, 2020 (4% at June 30, 2014 and December 31, 2013), net of unamortized original issue discount of $1,543 and $1,674, respectively	369,707	371,451
Total debt	369,707	371,451
Less: current portion	(3,489)	(3,488)
Total long-term portion of debt	$366,218	$367,963
Revolving Line-of-Credit
We have a $50 million revolving line-of-credit (the “Revolver”), with zero drawn and $3.3 million allocated for letters of credit as of June 30, 2014, leaving $46.7 million available under the Revolver.

Debt Maturities
At June 30, 2014, contractual maturities of long-term debt are as follows:

2014	$1,744
2015	3,491
2016	3,493
2017	3,495
2018	3,498
Thereafter	353,986
$369,707
Our senior secured credit facility is secured by substantially all of our assets and a pledge of the equity interests in certain of our subsidiaries. The facility contains covenants that, among other things, govern our ability to create, incur or assume indebtedness and liens, to make acquisitions or investments, to pay dividends and to sell assets. The facility also requires us to maintain a consolidated total net leverage ratio of no more than 3.75:1.00 as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 25% of the Revolver commitment. As of June 30, 2014, we are in compliance with all covenants in accordance with our senior secured credit facility.
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
As of June 30, 2014 and December 31, 2013, we had recorded a liability of $10.4 million and $9.4 million in other long-term obligations related to our asset retirement obligation. Changes in the asset retirement obligation during the six months ended June 30, 2014 and the year ended December 31, 2013, respectively, are as follows:

	June 30, 2014	December 31, 2013
Beginning balance	$9,378	$6,659
Payments	—	—
Accretion	336	456
Revisions of prior estimates	722	2,263
Ending balance	$10,436	$9,378
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
Cash equivalents
Due to the short-term maturity, we believe our cash equivalent instruments at June 30, 2014 and December 31, 2013 approximate their reported carrying values.

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
Although we have determined that the majority of the inputs used to value our derivatives fall with Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default of ourselves and our counterparties. However, as of June 30, 2014, we have assessed that the impact of the credit valuation adjustments on the overall valuation of our derivative positions is not significant. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
In accordance with the fair value hierarchy, the following table presents the fair value as of June 30, 2014 of those assets that we measure at fair value on a recurring basis:

	Level 1	Level 2	Total
Short-term investments	$340	$74,761	$75,101
Interest rate derivatives	—	16	16
Net asset	$340	$74,777	$75,117
NOTE J—SHORT-TERM INVESTMENTS
We have segregated funds into designated accounts with investment brokers who manage our short-term investment portfolio. Those funds are held on an available-for-sale basis and are therefore reported at fair value on the balance sheet.
The following table summarizes our available-for-sale short-term investments as of June 30, 2014:

	Aggregate Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$340	$—	$—	$340
Fixed income securities:				—
Certificates of deposit	26,736	—	(28)	26,708
Commercial paper	14,191	15	—	14,206
Corporate notes and bonds	10,895	1	(1)	10,895
Government agencies	13,992	14	—	14,006
U.S. Treasuries	4,811	—	(6)	4,805
Variable Rate Demand Obligations	4,141	—	—	4,141
Total available-for-sale investments	$75,106	$30	$(35)	$75,101
As of June 30, 2014, we considered the declines in market value of our short-term investment portfolio to be temporary in nature and did not consider any of our investments other-than-temporarily impaired. We typically invest in highly-rated securities, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and our intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. As of June 30, 2014, we did not recognize any impairment charges.
NOTE K—LEASES
We are obligated under certain operating leases for railroad cars, office space, mining property, mining/processing equipment and transportation and other equipment. Certain operating lease agreements include options to purchase the equipment for fair market value at the end of the original lease term. Future minimum annual commitments under such operating leases at June 30, 2014 are as follows:

2014	$13,125
2015	27,128
2016	24,870
2017	22,608
2018	21,202
Thereafter	47,319
Total future lease commitments	$156,252
Expense related to operating leases and rental agreements was $8.2 million and $3.1 million for the three months ended June 30, 2014 and 2013, respectively, and $15.3 million and $6.4 million for the six months ended June 30, 2014 and 2013, respectively. The increase was mainly due to new leases for railroad cars.
As of June 30, 2014, we have no obligation under a capital lease. We had an obligation under capital lease of $364 as of June 30, 2013, which was paid in full by December 31, 2013.
In general, the above leases include renewal options and some provide that we pay for all utilities, insurance, taxes and maintenance.
NOTE L—COMMITMENTS AND CONTINGENCIES
Our operating subsidiary, U.S. Silica Company (“U.S. Silica”), has been named as a defendant in various product liability claims alleging silica exposure causing silicosis. During the six months ended June 30, 2014, no new claims were brought against U.S. Silica. As of June 30, 2014, there were 87 active silica-related products liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on our financial position or results of operations.
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
We have recorded estimated liabilities for these claims in other long-term obligations as well as estimated recoveries under the remaining insurance policies in other assets on our consolidated balance sheets. As of June 30, 2014 and December 31, 2013, other non-current assets included $313 for insurance for third-party products liability claims and other long-term obligations included $1.6 million in third-party products claims liability.

NOTE M—PENSION AND POST-RETIREMENT BENEFITS
We maintain a single-employer noncontributory defined benefit pension plan covering certain employees. Net pension benefit cost recognized for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$270	$320	$539	$640
Interest cost	1,142	1,049	2,285	2,099
Expected return on plan assets	(1,255)	(1,265)	(2,510)	(2,531)
Net amortization and deferral	238	476	476	952
Net pension benefit costs	$395	$580	$790	$1,160
In addition, we provide defined benefit post-retirement health care and life insurance benefits to some employees. Net periodic post-retirement benefit cost recognized for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$45	$58	$90	$116
Interest cost	257	252	514	505
Expected return on plan assets	(1)	(1)	(2)	(2)
Net amortization and deferral	—	74	—	148
Net post-retirement costs	$301	$383	$602	$767
We contributed $1.9 million and $2.6 million to the qualified pension plan during the three and six months ended June 30, 2014 , respectively. We did not contribute during the same periods in 2013. Total expected employer funding contributions during the fiscal year ending December 31, 2014 are $4.6 million for the pension plan and $1.2 million for the post-retirement medical and life plan.
NOTE N—OBLIGATIONS UNDER GUARANTEES
We have indemnified Travelers Casualty and Surety Company of America (“Travelers”) against any loss Travelers may incur in the event that holders of surety bonds, issued on behalf of us by Travelers, execute the bonds. As of June 30, 2014, Travelers had $8.5 million in bonds outstanding for us. The majority of these bonds ($8.2 million) relate to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to such indefinite purposes as licenses, permits, and tax collection.
U.S. Silica is the contingent guarantor of Kanawha Rail Corporation’s (“KRC”) obligations as lessee of 199 covered hopper railroad cars, which are used by U.S. Silica to ship sand to its customers. KRC’s obligation as lessee includes paying monthly rent of $66 thousand until June 30, 2015, maintaining the cars, paying for any cars damaged or destroyed, and indemnifying all other parties to the lease transaction against liabilities including any loss of certain tax benefits. By separate agreement between U.S. Silica and KRC, KRC may, upon the occurrence of certain events, assign the lease obligations to U.S. Silica, but none of these events have occurred.
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
The following table presents sales and segment contribution margin for the reporting segments and other operating results not allocated to the reported segments for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales:
Oil & Gas Proppants	$149,331	$77,672	$279,915	$151,254
Industrial & Specialty Products	56,470	52,156	105,981	100,885
Total Sales	205,801	129,828	385,896	252,139
Segment contribution margin:
Oil & Gas Proppants	57,060	35,475	98,688	71,637
Industrial & Specialty Products	17,615	15,358	30,802	28,604
Total segment contribution margin	74,675	50,833	129,490	100,241
Operating activities excluded from segment cost of goods sold	(1,291)	(1,302)	(2,781)	(2,811)
Selling, general and administrative	(19,267)	(10,099)	(34,712)	(22,503)
Depreciation, depletion and amortization	(10,341)	(8,890)	(19,930)	(17,168)
Interest expense	(4,013)	(3,535)	(7,821)	(7,111)
Other income, net, including interest income	221	63	259	185
Income (loss) before income taxes	$39,984	$27,070	$64,505	$50,833
Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. Goodwill of $68.4 million has been allocated to these segments with $47.7 million assigned to Oil & Gas Proppants and $20.7 million to Industrial & Specialty Products.
NOTE P - SUBSEQUENT EVENTS
On July 3, 2014 we paid a cash dividend of $0.125 per share to common stockholders of record on June 13, 2014, as had been declared by our Board of Directors on April 25, 2014.
On July 3, 2014, we received an advance of $100 million from a customer. The deposit gives the customer the right to purchase certain products for a fixed price at certain minimum volumes. The customer has an unsecured promissory note on their deposit. The note has a stated interest rate of 4.9% compounded quarterly. The obligations and related interest are reduced as shipments occur with a portion of the sales price being received in cash and a smaller noncash portion reducing first any accrued interest and then, to the extent available, any outstanding principal. As such, the note does not require any payments in cash. The note matures on December 31, 2019, and can be repaid at any time without penalty at our discretion.
On July 16, 2014, we entered into a stock purchase agreement to acquire all of the outstanding shares of Cadre Services Inc., a regional sand mining company based in Voca, Texas, for approximately $98.0 million in cash. Closing is expected by the end of July 2014. We are not planning to incur any additional debt in order to close this transaction.
On July 25, 2014, our Board of Directors declared a cash dividend of $0.125 per share to common stock holders of record on September 15, 2014, and payable on October 3, 2014.

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
As of July 30, 2014, we operate 15 facilities across the United States and control 292 million tons of reserves. We own one of the largest frac sand processing plants in the United States and control approximately 136 million tons of reserves that can be processed to meet American Petroleum Institute (API) frac sand size specifications. Our operations are organized into two segments based on end markets served: (1) Oil & Gas Proppants and (2) Industrial & Specialty Products. Our segments are complementary because our ability to sell to a wide range of customers across end markets allows us to maximize recovery rates in our mining operations, optimize our asset utilization and reduce the cyclicality of our earnings.
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

Our Strategy
The key drivers of our growth strategy include:

•
Expand our oil and gas proppants production capacity and product portfolio. Beginning in the fourth quarter of 2011, we executed several initiatives to increase our frac sand production capacity and augment our proppant product portfolio. At our Ottawa, Illinois facility, we implemented operating improvements and installed a new dryer and six mineral separators to increase our annual frac sand production capacity by 900,000 tons. At our Rockwood, Michigan facility, we added 250,000 tons of annual frac sand production capacity by installing an entirely new processing circuit. In the first quarter of 2013, our new resin-coated sand facility became fully operational, with capacity to resin coat up to 400 million pounds of sand annually. In the second quarter of 2013, our Sparta, Wisconsin facility became fully operational with an annual raw sand production capacity of 1,700,000 tons. Also in 2013, we made an initial investment in a new Greenfield site near Utica, Illinois. We expect this facility to have an annual capacity of approximately 1,500,000 tons of raw frac sand when fully operational by the end of the third quarter of 2014.

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

•
Expand our supply chain network and leverage our logistics capabilities to meet our customers’ needs in each strategic oil and gas basin. We continue to expand our transload network to ensure product is available to meet the growing in-basin needs of our customers. This approach allows us to provide strong customer service and puts us in a position to take advantage of opportunistic spot market sales. Our plant sites are strategically located to provide access to all Class I railroads, which enables us to cost effectively send product to each of the strategic basins in North America. We can ship product by truck, barge and rail with an ability to connect to short-line railroads as necessary to meet our customers’ evolving in-basin product needs. We believe that our supply chain network and logistics capabilities are a competitive advantage that enables us to provide superior service for our customers. For example, in 2013, we opened our San Antonio, Texas unit-train receiving transload facility, which was built in partnership with BNSF railroad to support the Eagle Ford market. Additionally, we have entered into an agreement with Union Pacific Railroad to build a second transload facility in Odessa, Texas, which is expected to be fully operational by the end of 2014. We will continue to make strategic investments and develop partnerships with transload operators and transportation providers that will enhance our portfolio of supply chain services that we can provide to customers. We now have in-basin storage capacity at 31 transloads located near all of the major shale basins in the United States.

•
Evaluate both Greenfield and Brownfield expansion opportunities and other acquisitions. We will continue to leverage our reputation, processing capabilities and infrastructure to increase production, as well as explore other opportunities to expand our reserve base. We may accomplish this by developing Greenfield projects, where we can capitalize on our technical knowledge of geology, mining and processing and our strong reputation within local communities. For instance, we are evaluating the potential development of a Greenfield project near Fairchild, Wisconsin, which, depending on market conditions, could become operational as early as late 2015 and eventually add 3,000,000 tons of annual frac sand capacity. Our primary objective is to acquire assets complementary to our Oil & Gas Proppants segment, with a focus on mining, processing and logistics to further enhance our market presence. Some of these assets have differing levels of frac sand quality. We prioritize acquisitions which provide opportunities to realize synergies (and, in some cases, the acquisition will only be accretive assuming synergies), including entering new geographic and frac sand product markets, acquiring attractive customer contracts, and improving operations. For instance, on July 16, 2014, we entered into a stock purchase agreement to acquire all of the outstanding shares of Cadre Services Inc., a leading regional sand mining company based in Voca, Texas. Cadre operates a single frac sand mine and plant, with an annual capacity of about 800,000 tons per year of Premium Hickory® sand and has more than 65 years of high-quality reserves. See accompanying Note P - Subsequent Events to our Financial Statements for more information regarding this acquisition. Additionally, we may pursue other opportunistic acquisitions, taking advantage of our asset footprint, our management’s experience with high-growth businesses and our strong customer relationships. We may also evaluate international acquisitions as unconventional oil and natural gas drilling expands globally.

•
Maintain financial strength and flexibility. We intend to maintain financial strength and flexibility to enable us to pursue acquisitions and new growth opportunities as they arise. As of June 30, 2014, we had $106.0 million of cash on hand, $75.1 million in short-term investments and $46.7 million of availability under the Revolver.

How We Generate Our Sales
We derive our sales by mining and processing minerals that our customers purchase for various uses. Our sales are primarily a function of the price per ton realized and the volumes sold. We invoice the majority of our clients on a per shipment basis, although for some larger customers, we consolidate invoices weekly or monthly. The total amount invoiced reflects product, transportation and additional services as applicable, such as storage and transloading the product from railcars to trucks for delivery to the customer site. Our five largest customers accounted for approximately 37% of total sales during the six months ended June 30, 2014.
We primarily sell our products under short-term price agreements or at prevailing market rates. For a number of customers, we sell under long-term, competitively-bid contracts. As of July 30, 2014, we have ten take-or-pay supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2014 and 2019. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge and that our customers will pay for each product. As discussed in Part I, Item 1A, of our 2013 Annual Report, “Risk Factors—A large portion of our sales is generated by our top customers, and the loss of, or significant reduction in, purchases by our largest customers could adversely affect our operations,” these customers may not continue to purchase the same levels of product in the future due to a variety of reasons, contract requirements notwithstanding. Prices under these agreements are generally fixed and subject to upward adjustment in response to certain cost increases. As a result, our realized prices may not grow at rates consistent with broader industry pricing. For example, during periods of rapid price growth, our realized prices may grow more slowly than those of competitors, and during periods of price decline, our realized prices may outperform industry averages. Additionally, at the time the take-or-pay supply agreements were signed, some customers provided advance payments for future shipments. A percentage of these advance payments was recognized as revenue with each ton of applicable product shipped to the customer. Collectively, sales to customers with supply agreements accounted for 38% and 29% of our total company revenue during the six months ended June 30, 2014 and 2013, respectively. Although sales under supply agreements, as opposed to short-term price agreements or at prevailing spot market rates, result in us realizing lower margins than we otherwise might during periods of high market prices, we believe such lower margins are offset by the benefits derived from the product mix and sales volume stability afforded by such supply agreements, which helps us lower market risk arising from adverse changes in spot prices and market conditions. Additionally, selling more tons under supply contracts also enables us to be more efficient from a production, supply chain and logistics standpoint.
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
How We Evaluate Our Business
Our management team evaluates our business using a variety of financial and operational metrics. Our business is organized into two segments, Oil & Gas Proppants and Industrial & Specialty Products. We evaluate the performance of these segments based on their tons sold, average selling price and contribution margin earned. Additionally, we consider a number of factors in evaluating the performance of the business as a whole, including total tons sold, average selling price, segment contribution margin, and Adjusted EBITDA. We view these metrics as important factors in evaluating our profitability and review these measurements frequently to analyze trends and make decisions.
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

The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$28,654	$20,192	$47,025	$37,469
Total interest expense, net of interest income	3,811	3,522	7,684	7,074
Provision for taxes	11,330	6,878	17,480	13,364
Total depreciation, depletion and amortization expenses	10,341	8,890	19,930	17,168
EBITDA	54,136	39,482	92,119	75,075
Non-cash incentive compensation (1)	2,053	704	3,383	1,382
Post-employment expenses (excluding service costs) (2)	381	586	763	1,172
Other adjustments allowable under our existing credit agreement (3)	3,215	213	5,448	2,143
Adjusted EBITDA	$59,785	$40,985	$101,713	$79,772

(1)	Includes vesting of incentive equity compensation issued to our employees.
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

Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013
Sales

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2014	2013	'14 vs. '13	2014	2013	'14 vs. '13
Sales:
Oil & Gas Proppants	$149,331	$77,672	92%	$279,915	$151,254	85%
Industrial & Specialty Products	56,470	52,156	8%	105,981	100,885	5%
Total Sales	$205,801	$129,828	59%	$385,896	$252,139	53%
Tons:
Oil & Gas Proppants	1,508	988	53%	2,843	1,909	49%
Industrial & Specialty Products	1,095	1,060	3%	2,070	2,025	2%
Total Tons	2,603	2,048	27%	4,913	3,934	25%
Total sales increased 59% and 53% for the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013. The increases were driven by a 27% and 25% increase in tons sold and a 25% and 23% increase in average selling price for the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2014, tons sold in-basin through transloads represented 39% and 40%, respectively, of total company tons sold, comparing to 20% for the same periods in 2013. The increases were due to increased customer demand for our proppants at transload locations close to oil and gas drilling sites.
The increases in total sales were mainly driven by Oil & Gas Proppants sales, which increased 92% and 85% for the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013. Oil & Gas Proppants tons sold increased 53% and 49% for the three and six months ended June 30, 2014, respectively, due to year over year growth in the demand for our frac sands. The average selling price for Oil & Gas Proppants increased 26% and 24% for the three and six months ended June 30, 2014, respectively, due to increased tons sold through transloads as a percentage of total tons sold and due to higher price driven by year over year demand.
Industrial & Specialty Products sales increased 8% and 5% for the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013. Tons sold grew 3% and 2% for the three and six months ended

June 30, 2014, respectively, when compared to the same periods in 2013, and average selling price increased 5% and 3%, respectively, when compared to the same periods in 2013. The increases were primarily driven by year over year growth in demand.
Cost of Goods Sold
Cost of goods sold increased by $52.1 million, or 65%, to $132.4 million and by $104.5 million, or 68%, to $259.2 million for the three and six months ended June 30, 2014, respectively, when compared to $80.3 million and $154.7 million for the same periods in 2013. These increases resulted from more tons sold and from higher transportation and related costs. As a percentage of sales, costs of goods sold increased to 64% and 67% for the three and six months ended June 30, 2014, respectively, from 62% and 61% for the same periods in 2013, due to additional transportation and handling costs driven by increased tons sold through transloads.
We incurred $76.7 million and $150.7 million of transportation and related costs for the three and six months ended June 30, 2014, respectively, compared to $36.1 million and $68.5 million for the same periods in 2013. The increases in transportation and related costs incurred were due to increased tons sold through transloads. As a percentage of sales, transportation and related costs increased to 37% and 39% for the three and six months ended June 30, 2014, respectively, comparing to 28% and 27% for the same periods in 2013 due to an increase in tons sold in-basin through transloads as a percentage of total tons sold.
We incurred $16.5 million and $32.6 million of operating labor costs for the three and six months ended June 30, 2014, respectively, compared to $15.5 million and $29.9 million for the same periods in 2013. The increases in labor costs incurred were due to producing and selling more tons. As a percentage of sales, operating labor costs decreased to 8% for the three and six months ended June 30, 2014, comparing to 12% for the same periods in 2013, mainly due to an increase in average selling price.
We incurred $7.9 million and $16.3 million of electricity and drying fuel (principally natural gas) costs for the three and six months ended June 30, 2014, respectively, compared to $6.6 million and $12.8 million for the same periods in 2013. The increases in electricity and drying fuel costs incurred were due to higher production volume. As a percentage of sales, electricity and drying fuel costs decreased to 4% for the three and six months ended June 30, 2014, comparing to 5% for the same periods in 2013.
We incurred $7.4 million and $13.6 million of maintenance and repair costs for the three and six months ended June 30, 2014, respectively, compared to $6.2 million and $10.7 million for the same periods in 2013. The increases in maintenance and repair costs incurred were due to higher production volume. As a percentage of sales, maintenance and repair costs represented 4% for the three and six months ended June 30, 2014, comparing to 5% and 4% for the same periods in 2013, respectively.
Segment Contribution Margin
Oil & Gas Proppants contribution margin increased by $21.6 million, or 61%, to $57.1 million and by $27.1 million, or 38%, to $98.7 million for the three and six months ended June 30, 2014, respectively, when compared to $35.5 million and $71.6 million for the same periods in 2013. Increases were driven by the following specific factors: increased sales due to an increase in tons of product sold driven by continued year over year growth in demand for our frac sands, as well as an increase in average selling price due to increased tons sold through transloads and due to higher price driven by year over year demand, partially offset by increased cost of goods sold as a percentage of sales due to additional transportation and handling costs driven by increased tons sold through transloads.
Industrial & Specialty Products contribution margin increased by $2.3 million, or 15%, to $17.6 million and by $2.2 million, or 8%, to $30.8 million for the three and six months ended June 30, 2014, respectively, when compared to $15.4 million and $28.6 million for the same periods in 2013, due to increased sales volume and average selling price driven by growth in demand, partially offset by increased cost of goods sold.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $9.2 million, or 91%, to $19.3 million and by $12.2 million, or 54%, to $34.7 million for the three and six months ended June 30, 2014, respectively, when compared to $10.1 million and $22.5 million for the same periods in 2013. The increases were mainly driven by an increase in compensation expense of $6.1 million and $8.4 million for the three and six months ended June 30, 2014, respectively, compared to the sames periods in 2013. Additionally, business development expense increased by $1.7 million and $2.2 million to $1.7 million and $3.5 million, respectively, for the three and six months ended June 30, 2014, compared to $0 and $1.3 million for the same periods in 2013.

In total, our selling, general and administrative costs represented approximately 9% for both the three and six months ended June 30, 2014, comparing to 8% and 9% for the same periods in 2013, respectively.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense increased by $1.5 million, or 16%, to $10.3 million and by $2.8 million, or 16%, to $19.9 million for the three and six months ended June 30, 2014, respectively, when compared to $8.9 million and $17.2 million for the same periods in 2013. Year over year increases were driven by continued capital spending associated with our growth and capacity expansion initiatives combined with increased depletion due to additional volume of mined silica sands. We expect depreciation, depletion and amortization expense to continue to grow due to anticipated capital spending in 2014. Depreciation, depletion and amortization costs represented approximately 5% of our sales for the three and six months ended June 30, 2014, compared to 7% for the same periods in 2013.
Operating Income
Operating income increased by $13.2 million, or 43%, to $43.8 million and $14.3 million, or 25%, to $72.1 million for the three and six months ended June 30, 2014, respectively, compared to $30.5 million and $57.8 million for the same periods in 2013. The increases were primarily due to a 59% and 53% increase in sales, partially offset by a 65% and 68% increase in cost of goods sold and a 56% and 38% increase in operating expenses for the three and six months ended June 30, 2014, respectively.
Interest Expense
Interest expense increased by $0.5 million, or 14%, to $4.0 million and 0.7 million, or 10%, to $7.8 million for the three and six months ended June 30, 2014, respectively, when compared to $3.5 million and $7.1 million for the same periods in 2013, due to an increase in debt principal, partially offset by a decrease in our interest rate.
Provision for Income Taxes
The provision for income taxes increased by $4.5 million, or 65%, to $11.3 million and $4.1 million, or 31%, to $17.5 million for the three and six months ended June 30, 2014, respectively, when compared to $6.9 million and $13.4 million for the same periods in 2013. The increases were driven by higher effective tax rate and increased pretax book income. The effective tax rate was 28% and 27% for the three months and six months ended June 30, 2014, comparing to 25% and 26% for the sames periods in 2013.
Historically, our actual effective tax rates have been lower than the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes.
Net Income/Loss
Net income was $28.7 million and $47.0 million for the three and six months ended June 30, 2014, respectively, and $20.2 million and $37.5 million for the same periods in 2013, respectively. The year over year increases were due to the factors noted above.
Liquidity and Capital Resources
Overview
Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to return cash to our stockholders, and to finance acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through cash on hand or borrowings under our credit facilities and equity investments. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of June 30, 2014, our working capital was $301.2 million and we had $46.7 million of availability under the Revolver.
We believe that cash generated through operations and our financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, scheduled debt payments for at least the next 12 months and any dividends declared.

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
Cash Flow Analysis
A summary of operating, investing and financing activities is shown in the following table:

	Six Months Ended June 30,		Percent Change
	2014	2013	’14 vs. ‘13
Net cash provided by (used in):
Operating activities	$55,222	$10,165	443%
Investing activities	(18,011)	(31,132)	(42)%
Financing activities	(9,493)	7,013	(235)%
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
Net cash provided by operating activities was $55.2 million for the six months ended June 30, 2014 compared to net cash provided by operating activities of $10.2 million for the six months ended June 30, 2013. This $45.1 million increase in cash provided by operations was primarily the result of the following factors: a $9.6 million increase in net income; a $17.9 million decrease in inventory changes mainly due to less inventory on hand driven by more tons sold; a $24.6 million change in accounts payable and accrued liabilities due to increased expenses; a change in income tax payable of $19.0 million, mainly due to a federal tax extension payment of $19.6 million for the 2012 tax year paid in March 2013; a $4.8 million increase in depreciation, depletion and amortization and equity-based compensation; partially offset by a change in accounts receivable of $31.7 million due to an increase in revenue.
Net Cash Used in Investing Activities
Investing activities consist primarily of capital expenditures for growth and maintenance.
Net cash used in investing activities was $18.0 million and $31.1 million in the six months ended June 30, 2014 and 2013, respectively. The use of cash was due to capital expenditures, which totaled $18.0 million as of June 30, 2014 for the engineering, procurement and construction of our Greenfield raw sand plant near Utica, Illinois, our new transload facility in Odessa, Texas, and other maintenance capital projects. Capital expenditures in the six months ended June 30, 2013, which totaled $31.2 million, were primarily for the continuing engineering, procurement and construction of our Greenfield raw sand plant in Sparta, Wisconsin, the construction of our transloads in San Antonio, Texas, Fairmont, West Virginia and East Liverpool, Ohio.
Management anticipates that our total capital expenditures in 2014 will be approximately $100 million, which is primarily associated with growth and maintenance capital including the construction of the mine and processing facility near Utica, Illinois, the potential development of a Greenfield project close to Fairchild, Wisconsin and the construction of the transload facility in Odessa, Texas.
Net Cash Provided by (Used in) Financing Activities
Financing activities consist primarily of equity issuances, capital contributions, dividend payments, borrowings and repayments related to the Revolver and Term Loan, as well as fees and expenses paid in connection with our credit facilities and outstanding checks to our vendors.

Net cash used in financing activities was $9.5 million in the six months ended June 30, 2014, driven by $13.4 million in dividend payments and a $1.2 million decrease in book overdraft, partially offset by $4.7 million of proceeds from employee exercises of stock options.
Net cash provided by financing activities was $7.0 million in the six months ended June 30, 2013, driven by an increase in borrowings under our revolving credit facility of $6.9 million, $2.2 million of proceeds from employee exercises of stock options, partially offset by a $1.3 million repayment of our long-term debt and $0.4 million in principal payments on our capital lease obligation.
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
Environmental Matters
We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. As of June 30, 2014, we had $10.4 million accrued for future reclamation costs, as compared to $9.4 million as of December 31, 2013.
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
Copies of our Corporate Governance Guidelines, our Audit Committee, Compensation Committee and Nominating and Governance Committee charters, the Code of Conduct for our Board of Directors and Code of Conduct and Ethics for U.S. Silica employees (including the chief executive officer, chief financial officer and corporate controller) can also be found on our website. Any amendments or waivers to the Code of Conduct and Ethics applicable to the chief executive officer, chief financial officer and corporate controller can also be found in the “Investor Relations” section of the U.S. Silica website. Stockholders may also request a free copy of these documents from: U.S. Silica Holdings, Inc., attn.: Investor Relations, 8490 Progress Drive, Suite 300, Frederick, Maryland 21701or IR@ussilica.com.

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
Interest Rate Risk
We are exposed to interest rate risk arising from adverse changes in interest rates. As of June 30, 2014, we have $369.7 million of debt outstanding under our senior credit facility. Assuming no change in the amount outstanding, and LIBOR is greater than the 1.0% minimum base rate on the Term Loan, a hypothetical increase or decrease in interest rates by 1.0% would have changed our interest expense by $0.9 million per year.
We use interest rate derivatives in the normal course of our business to manage both our interest cost and the risks associated with changing interest rates. We do not use derivatives for trading or speculative purposes. The following table summarizes the fair value of our derivative instruments at June 30, 2014 and December 31, 2013.

		June 30, 2014			December 31, 2013
	Maturity Date	Contract/Notional Amount	Carrying Amount	Fair Value	Contract/Notional Amount	Carrying Amount	Fair Value
Interest rate cap agreement(1)	2016	$188 million	$16	$16	$188 million	$—	$—

(1)	Agreements limit the LIBOR floating interest rate base to 4%.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As a result of the above developments, the filing rate of new claims against us over the past three years has decreased to below pre-2001 levels, and we were named as a defendant in three, two and three new silicosis cases filed in 2011, 2012 and 2013, respectively. During the six months ended June 30, 2014, no additional claims were brought against us. As of July 30, 2014, there are a total of approximately 88 active silica-related products liability claims pending in which we were a defendant and approximately 3,116 inactive claims. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media, and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for both our predecessors that cover certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to certain insurance). As a result of a settlement with a former owner of ours and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us, and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf.
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
As of June 30, 2014, there have been no material changes to the risk factors disclosed in Item 1A of Part I in our 2013 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchase Program
The following table presents the total number of shares of our common stock that we purchased during the three months ended June 30, 2014, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period pursuant to our June 2012 repurchase program:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
April 2014	—		$—	—
May 2014	6,700	(2)	$45.59	—
June 2014	—		$—	—
Total as of June 30, 2014	6,700		$45.59	—	$23,928,275

(1)	The program covering the repurchase of up to $25.0 million of our common stock was announced on June 12, 2012. This program expires on December 11, 2014.
(2)	Represents shares withheld by U.S. Silica to pay taxes due upon the vesting of employee restricted stock.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of July, 2014.

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