Form 10-Q
period 2014-09-30
U.S. SILICA HOLDINGS, INC.
filed 2014-10-30
CIK 1524741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2014, 53,914,836 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

U.S. Silica Holdings, Inc.
FORM 10-Q
For the Quarter Ended September 30, 2014

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$121,708	$78,256
Short-term investments	75,155	74,980
Accounts receivable, net	129,755	75,207
Inventories, net	64,642	64,212
Prepaid expenses and other current assets	8,710	7,321
Deferred income taxes, net	20,771	17,737
Income tax deposits	2,753	—
Total current assets	423,494	317,713
Property, plant and mine development, net	536,721	442,116
Debt issuance costs, net	4,596	5,255
Goodwill	68,910	68,403
Trade names	14,991	10,436
Customer relationships, net	7,331	6,120
Other assets	11,046	13,418
Total assets	$1,067,089	$863,461
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Book overdraft	$5,545	$4,659
Accounts payable	67,550	37,376
Dividends payable	6,791	6,709
Accrued liabilities	16,998	10,823
Accrued interest	41	41
Current portion of long-term debt	3,490	3,488
Deferred revenue	26,850	—
Income tax payable	—	1,037
Total current liabilities	127,265	64,133
Long-term debt	365,345	367,963
Deferred revenue	69,481	—
Liability for pension and other post-retirement benefits	32,727	36,802
Deferred income taxes, net	65,711	71,318
Other long-term obligations	15,417	13,951
Total liabilities	675,946	554,167
Stockholders’ Equity:
Preferred stock	—	—
Common stock	538	534
Additional paid-in capital	188,174	174,799
Retained earnings	206,066	137,978
Treasury stock, at cost	(38)	—
Accumulated other comprehensive loss	(3,597)	(4,017)
Total stockholders’ equity	391,143	309,294
Total liabilities and stockholders’ equity	$1,067,089	$863,461
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales	$241,256	$144,372	$627,152	$396,511
Cost of goods sold (excluding depreciation, depletion and amortization)	149,697	90,983	408,884	245,692
Operating expenses
Selling, general and administrative	18,600	12,800	53,312	35,303
Depreciation, depletion and amortization	12,425	9,152	32,355	26,320
	31,025	21,952	85,667	61,623
Operating income	60,534	31,437	132,601	89,196
Other (expense) income
Interest expense	(4,950)	(4,144)	(12,771)	(11,255)
Early extinguishment of debt	—	(480)	—	(480)
Other income, net, including interest income	120	260	379	445
	(4,830)	(4,364)	(12,392)	(11,290)
Income before income taxes	55,704	27,073	120,209	77,906
Income tax expense	(14,427)	(5,739)	(31,907)	(19,103)
Net income	$41,277	$21,334	$88,302	$58,803
Earnings per share:
Basic	$0.77	$0.40	$1.64	$1.11
Diluted	$0.76	$0.40	$1.62	$1.10
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$41,277	$21,334	$88,302	$58,803
Other comprehensive income:
Unrealized gain (loss) on derivatives (net of tax of $1 and ($71) for the three months ended September 30, 2014 and 2013, respectively, and ($33) and $81 for the nine months ended September 30, 2014 and 2013, respectively)	1	(111)	(52)	127
Unrealized gain (loss) on investments (net of tax of $2 and $(4) for the three months ended September 30, 2014 and 2013, respectively, and $16 and ($4) for the nine months ended September 30, 2014 and 2013, respectively)	2	(10)	25	(10)
Pension and other post-retirement benefits liability adjustment (net of tax of $95 and $157 for the three months ended September 30, 2014 and 2013, respectively, and $285 and $591 for the nine months ended September 30, 2014 and 2013, respectively)	149	246	447	928
Comprehensive income	$41,429	$21,459	$88,722	$59,848
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited; dollars in thousands)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2013	$534	$—	$174,799	$137,978	$(4,017)	$309,294
Net Income	—	—	—	88,302	—	88,302
Other comprehensive income, net of tax	—	—	—	—	420	420
Proceeds from options exercised	4	534	4,895	—	—	5,433
Shares withheld for employee taxes related to vested restricted stock	—	(572)	—	—	—	(572)
Cash dividends declared ($ 0.375 per share of common stock)	—	—	—	(20,214)	—	(20,214)
Equity-based compensation	—	—	4,807	—	—	4,807
Excess tax benefit from equity-based compensation	—	—	3,673	—	—	3,673
Balance at September 30, 2014	$538	$(38)	$188,174	$206,066	$(3,597)	$391,143
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net income	$88,302	$58,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	32,355	26,320
Debt issuance amortization	657	461
Original issue discount amortization	197	144
Early extinguishment of debt	—	480
Deferred income taxes	4,043	4,452
Deferred revenue	(3,669)	(4,855)
(Gain)/loss on disposal of property, plant and equipment	134	(2)
Equity-based compensation	4,807	2,236
Excess tax benefit from equity-based compensation	(3,673)	(823)
Other	3,433	3,192
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(49,664)	(15,097)
Inventories	2,104	(19,292)
Prepaid expenses and other current assets	(1,378)	(7,599)
Income taxes	(84)	(22,402)
Accounts payable and accrued liabilities	32,214	4,541
Accrued interest	(5)	43
Liability for pension and other post-retirement benefits	(2,786)	(2,075)
Net cash provided by operating activities	106,987	28,527
Investing activities:
Capital expenditures	(51,576)	(46,835)
Purchase of short-term investments	—	(25,000)
Acquisition of business, net of cash acquired	(98,317)	—
Proceeds from sale of property, plant and equipment	13	167
Net cash used in investing activities	(149,880)	(71,668)
Financing activities:
Dividends paid	(20,132)	(6,634)
Proceeds from options exercised	5,433	6,505
Excess tax benefit from equity-based compensation	3,673	823
Shares withheld to pay taxes due upon vesting of restricted stock	—	(145)
Tax payments related to shares withheld for vested restricted stock	(572)	—
Advances from customers	100,000	—
Increase in long-term debt	—	373,791
Repayment of long-term debt	(2,812)	(257,016)
Change in book overdraft	887	(1,739)
Prepayment penalties	—	(250)
Principal payments on capital lease obligations	(132)	(478)
Financing fees	—	(4,051)
Net cash provided by financing activities	86,345	110,806
Net increase in cash and cash equivalents	43,452	67,665
Cash and cash equivalents, beginning of period	78,256	61,022
Cash and cash equivalents, end of period	$121,708	$128,687
Supplemental cash flow information:
Cash paid during the period for:
Interest	$11,545	$10,774
Taxes	$28,204	$37,719
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
Unaudited Interim Financial Statements
The accompanying Balance Sheet as of September 30, 2014; the Income Statements for the three and nine months ended September 30, 2014 and 2013; the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; the Condensed Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 2014; the Cash Flows for the nine months ended September 30, 2014 and 2013; and other information disclosed in the related notes are unaudited. The Balance Sheet as of December 31, 2013 was derived from our audited consolidated financial statements as included in our 2013 Annual Report.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update, Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. The new standard will become effective beginning with the first quarter 2017 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. We are currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

NOTE B—EARNINGS PER SHARE
Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed similarly to basic income per common share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. In accordance with the applicable accounting guidance for calculating earnings per share, we did not include in our calculation of diluted earnings per share for the applicable periods stock options where the exercise prices were greater than the average market prices. We did not have any stock options that were antidilutive for the three and nine months ended September 30, 2014 and 2013, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$41,277	$21,334	$88,302	$58,803
Less: net income allocated to outstanding restricted stockholders	(69)	(74)	(168)	(116)
Net income allocated to common stockholders	$41,208	$21,260	$88,134	$58,687
Weighted-average common stock
Outstanding	53,801	52,948	53,679	52,948
Outstanding assuming dilution	54,393	53,227	54,265	53,227
NOTE C—CAPITAL STRUCTURE AND ACCUMULATED COMPREHENSIVE INCOME
Common Stock
Our Amended and Restated Certificate of Incorporation, authorizes up to 500,000,000 shares of common stock, par value of $0.01. Subject to the rights of holders of any series of preferred stock, all of the voting power of the stockholders of Holdings shall be vested in the holders of the common stock. There were 53,902,295 shares of common stock issued and outstanding at September 30, 2014. As of September 30, 2013, there were 53,384,264 shares issued and outstanding.
In 2014, our Board of Directors declared quarterly cash dividends as follows:

Dividends per Common Share	Declaration Date	Record Date	Payable Date
$0.125	February 6, 2014	March 14, 2014	April 1, 2014
$0.125	April 25, 2014	June 13, 2014	July 3, 2014
$0.125	July 25, 2014	September 15, 2014	October 3, 2014
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
There are no shares of preferred stock issued or outstanding at September 30, 2014 and 2013. At present, we have no plans to issue any preferred stock.
Share Repurchase Program
On June 11, 2012, our Board of Directors authorized us to repurchase up to $25.0 million of our common stock. The authorization was initially for a period of 18 months, concluding on December 11, 2013. On November 4, 2013, our Board of

Directors extended the repurchase program through December 11, 2014. We are authorized to repurchase, from time to time, shares of our outstanding common stock on the open market or in privately negotiated transactions. Stock repurchases will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any additional amount of our common stock under the program. We intend to make all repurchases in compliance with applicable regulatory guidelines and to administer the plan in accordance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. As part of the program, as of September 30, 2014, we have repurchased 100,000 shares of our common stock at an average price of $10.72 and are authorized to repurchase up to an additional $23.9 million of our common stock. As of September 30, 2014, all of the 100,000 shares repurchased to date have been re-issued to satisfy employee option exercises.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income (loss) consists of fair value adjustments associated with cash flow hedges and accumulated adjustments for net experience losses and prior service cost related to employee benefit plans. The following table presents the changes in accumulated other comprehensive income by component during the nine months ended September 30, 2014:

	For the Nine Months Ended September 30, 2014
	Unrealized gain/(loss) on cash flow hedges	Unrealized gain/(loss) on short-term investments	Pension and other post-retirement benefits liability	Total
Beginning Balance	$(79)	$(27)	$(3,911)	$(4,017)
Other comprehensive income (loss) before reclassifications	(58)	25	—	(33)
Amounts reclassed from accumulated other comprehensive income	6	—	447	453
Ending Balance	$(131)	$(2)	$(3,464)	$(3,597)
Amounts reclassed from accumulated other comprehensive income (loss) related to cash flow hedges category are included in interest expense in our Income Statements and amounts reclassed related to pension and other post-retirement benefits liability category are included in the computation of net periodic pension costs, respectively, at their before tax amounts.
NOTE D—BUSINESS COMBINATIONS
On July 31, 2014, we completed our acquisition of Cadre Services, Inc. ("Cadre"), a regional sand mining company based in Voca, Texas, for approximately $98.3 million in cash.
The acquisition of Cadre resulted in goodwill of approximately $0.5 million, none of which is deductible for tax purposes. This amount represents the residual amount of the total purchase price after allocation to the assets acquired and liabilities assumed.
We have preliminarily allocated the purchase price based on current estimates of the fair values of assets acquired and liabilities assumed in connection with the Cadre acquisition. The table below summarizes the preliminary estimates of fair value of the Cadre assets acquired, liabilities assumed and related deferred income taxes as of the acquisition date. Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill. We expect to finalize the purchase accounting for the acquisition of Cadre, including determining the final valuations for assets and liabilities, by the time we file our Annual Report on Form 10-K for the year ending December 31, 2014.

The purchase price net of cash acquired is preliminarily allocated as follows:

Accounts receivable	$6,898
Inventory	2,534
Other current assets	174
Fixed assets (net)	73,833
Deferred tax assets (net)	12,686
Accounts payable, accrued expenses and other liabilities	(4,389)
Net tangible assets acquired	91,736
Customer Relationships	1,519
Trade Name	4,555
Goodwill	507
Preliminary purchase price, net of cash acquired	$98,317
The acquired intangible assets and the related estimated useful lives consist of the following:

	Preliminary Estimated Useful Lives	Preliminary Estimated Value July 1, 2014
Customer Relationships	15 years	$1,519
Trade Name	Indefinite	4,555
Total intangible assets		$6,074
Pro Forma Adjusted Summary
The results of Cadre’s operations have been included in the consolidated financial statements subsequent to the acquisition date.
The following unaudited pro forma consolidated financial information reflects the results of operations as if the Cadre acquisition had occurred on January 1, 2013, after giving effect to certain purchase accounting adjustments. This information does not purport to be indicative of the actual results that would have occurred if the acquisition had actually been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company (in thousands, except per share amounts):

	Three months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013
Revenue	$245,625	$152,221	$652,288	$420,588
Net income (loss)	$42,466	$22,054	$92,349	$60,050
Basic gain/(loss) per share	$0.79	$0.41	$1.72	$1.13
Diluted gain/(loss) per share	$0.78	$0.41	$1.70	$1.12

NOTE E—ACCOUNTS RECEIVABLE
At September 30, 2014 and December 31, 2013, accounts receivable consisted of the following:

	September 30, 2014	December 31, 2013
Trade receivables	$132,228	$76,223
Less: Allowance for doubtful accounts	(4,388)	(2,376)
Net trade receivables	127,840	73,847
Other receivables	1,915	1,360
Total accounts receivable	$129,755	$75,207

The increase of $56.0 million in trade receivables is mainly driven by the sales increase for the nine months ended September 30, 2014.
NOTE F—INVENTORIES
At September 30, 2014 and December 31, 2013, inventories consisted of the following:

	September 30, 2014	December 31, 2013
Supplies	$16,919	$15,576
Raw materials and work in process	12,098	11,728
Finished goods	35,625	36,908
Total inventories	$64,642	$64,212
Inventories include raw stockpiles and silica and other industrial sand available for shipment, as well as spare parts and supplies for routine facilities maintenance. We value inventory at the lower of cost or market. Cost is determined using the first-in, first-out and average cost methods.
NOTE G—PROPERTY, PLANT AND MINE DEVELOPMENT
At September 30, 2014 and December 31, 2013, property, plant and mine development consisted of the following:

	September 30, 2014	December 31, 2013
Mining property and mine development	$197,109	$164,609
Asset retirement cost	8,145	7,275
Land	28,443	25,738
Land improvements	34,115	31,093
Buildings	47,131	36,311
Machinery and equipment	319,620	263,304
Furniture and fixtures	1,535	1,131
Construction-in-progress	45,132	25,974
	681,230	555,435
Accumulated depletion, depreciation and amortization	(144,509)	(113,319)
Total property, plant and mine development, net	$536,721	$442,116
The property, plant and mine development balances for September 30, 2014 include additions from the Cadre acquisition described in Note D - Business Combinations.
Depreciation expense, including depletion and amortization, recognized during the nine months ended September 30, 2014 and 2013 was $32.4 million and $26.3 million, respectively. The amount of interest costs capitalized in property, plant and equipment was $890 and $365 for the nine months ended September 30, 2014 and 2013, respectively.
NOTE H—DEBT
At September 30, 2014 and December 31, 2013, debt consisted of the following:

	September 30, 2014	December 31, 2013
Senior secured credit facility:
Revolver expiring July 23, 2018 (4.75% at September 30, 2014 and December 31, 2013)	$—	$—
Term loan facility - final maturity July 23, 2020 (4% at September 30, 2014 and December 31, 2013), net of unamortized original issue discount of $1,478 and $1,674, respectively	368,835	371,451
Total debt	368,835	371,451
Less: current portion	(3,490)	(3,488)
Total long-term portion of debt	$365,345	$367,963

Revolving Line-of-Credit
We have a $50 million revolving line-of-credit (the “Revolver”), with zero drawn and $3.0 million allocated for letters of credit as of September 30, 2014, leaving $47.0 million available under the Revolver.
Debt Maturities
At September 30, 2014, contractual maturities of long-term debt are as follows:

2014	$872
2015	3,491
2016	3,493
2017	3,495
2018	3,498
Thereafter	353,986
$368,835
Our senior secured credit facility is secured by substantially all of our assets and a pledge of the equity interests in certain of our subsidiaries. The facility contains covenants that, among other things, govern our ability to create, incur or assume indebtedness and liens, to make acquisitions or investments, to pay dividends and to sell assets. The facility also requires us to maintain a consolidated total net leverage ratio of no more than 3.75:1.00 as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 25% of the Revolver commitment. As of September 30, 2014, we are in compliance with all covenants in accordance with our senior secured credit facility.
NOTE I—DEFERRED REVENUE
On July 3, 2014, we received an advance of $100 million from a customer under a supply agreement which gives the customer the right to purchase certain products for a fixed price at certain minimum volumes. The customer has an unsecured promissory note related to this deposit, which has been recorded as deferred revenue in the Balance Sheets. The unused portion of the deposit has a stated interest rate of 4.9% compounded quarterly. The deposit obligation and related interest are reduced as shipments occur with a portion of the sales price being received in cash and a smaller noncash portion reducing first any accrued interest and then, to the extent available, any outstanding deposit. We can, through December 31, 2019, repay the unused deposit obligation at any time without penalty.
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
As of September 30, 2014 and December 31, 2013, we had recorded a liability of $10.8 million and $9.4 million in other long-term obligations related to our asset retirement obligation. Changes in the asset retirement obligation during the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively, are as follows:

	September 30, 2014	December 31, 2013
Beginning balance	$9,378	$6,659
Payments	—	—
Accretion	506	456
Additions and revisions of prior estimates	870	2,263
Ending balance	$10,754	$9,378
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
Cash equivalents
Due to the short-term maturity, we believe our cash equivalent instruments at September 30, 2014 and December 31, 2013 approximate their reported carrying values.
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
Although we have determined that the majority of the inputs used to value our derivatives fall with Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default of ourselves and our counterparties. However, as of September 30, 2014, we have assessed that the impact of the credit valuation adjustments on the overall valuation of our derivative positions is not significant. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
In accordance with the fair value hierarchy, the following table presents the fair value as of September 30, 2014 of those assets that we measure at fair value on a recurring basis:

	Level 1	Level 2	Total
Short-term investments	$1,995	$73,160	$75,155
Interest rate derivatives	—	14	14
Net asset	$1,995	$73,174	$75,169
NOTE L—SHORT-TERM INVESTMENTS
We have segregated funds into designated accounts with investment brokers who manage our short-term investment portfolio. Those funds are held on an available-for-sale basis and are therefore reported at fair value on the balance sheet.

The following table summarizes our available-for-sale short-term investments as of September 30, 2014:

	Aggregate Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$1,995	$—	$—	$1,995
Fixed income securities:
Certificates of deposit	28,879	—	(27)	28,852
Commercial paper	12,185	3	—	12,188
Corporate notes and bonds	9,892	—	(1)	9,891
Government agencies	18,794	23	—	18,817
Variable Rate Demand Obligations	3,412	—	—	3,412
Total available-for-sale investments	$75,157	$26	$(28)	$75,155
As of September 30, 2014, we considered the declines in market value of our short-term investment portfolio to be temporary in nature and did not consider any of our investments other-than-temporarily impaired. We typically invest in highly-rated securities, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and our intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. As of September 30, 2014, we did not recognize any impairment charges.
NOTE M—LEASES
We are obligated under certain operating leases for railroad cars, office space, mining property, mining/processing equipment and transportation and other equipment. Certain operating lease agreements include options to purchase the equipment for fair market value at the end of the original lease term. Future minimum annual commitments under such operating leases at September 30, 2014 are as follows:

2014	$6,926
2015	29,053
2016	26,647
2017	24,299
2018	22,742
Thereafter	53,664
Total future lease commitments	$163,331
Expense related to operating leases and rental agreements was $8.1 million and $4.5 million for the three months ended September 30, 2014 and 2013, respectively, and $23.4 million and $10.9 million for the nine months ended September 30, 2014 and 2013, respectively. The increase was mainly due to new leases for railroad cars.
As of September 30, 2014, we have no obligation under a capital lease. We had an obligation under capital lease of $266 as of September 30, 2013, which was paid in full by December 31, 2013.
In general, the above leases include renewal options and some provide that we pay for all utilities, insurance, taxes and maintenance.
NOTE N—COMMITMENTS AND CONTINGENCIES
Our operating subsidiary, U.S. Silica Company (“U.S. Silica”), has been named as a defendant in various product liability claims alleging silica exposure causing silicosis. During the nine months ended September 30, 2014, no new claims were brought against U.S. Silica. As of September 30, 2014, there were 86 active silica-related products liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on our financial position or results of operations.

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
We have recorded estimated liabilities for these claims in other long-term obligations as well as estimated recoveries under the remaining insurance policies in other assets on our consolidated balance sheets. As of September 30, 2014 and December 31, 2013, other non-current assets included $313 for estimated insurance recoveries for third-party products liability claims and other long-term obligations included $1.5 million and $1.6 million in third-party products claims liability.
NOTE O—PENSION AND POST-RETIREMENT BENEFITS
We maintain a single-employer noncontributory defined benefit pension plan covering certain employees. Net pension benefit cost recognized for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$269	$320	$808	$960
Interest cost	1,143	1,049	3,428	3,148
Expected return on plan assets	(1,255)	(1,265)	(3,765)	(3,796)
Net amortization and deferral	237	476	713	1,429
Net pension benefit costs	$394	$580	$1,184	$1,741
In addition, we provide defined benefit post-retirement health care and life insurance benefits to some employees. Net periodic post-retirement benefit cost recognized for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$45	$24	$135	$139
Interest cost	256	116	770	622
Expected return on plan assets	(1)	(1)	(3)	(3)
Net amortization and deferral	—	11	—	159
Net post-retirement costs	$300	$150	$902	$917
We contributed $2.0 million and $1.5 million to the qualified pension plan during the three months ended September 30, 2014 and 2013, respectively, and $4.6 million and $2.3 million during the nine months ended September 30, 2014 and 2013, respectively. Total expected employer funding contributions during the fiscal year ending December 31, 2014 are $4.6 million for the pension plan and $1.2 million for the post-retirement medical and life plan.
NOTE P—OBLIGATIONS UNDER GUARANTEES
We have indemnified Travelers Casualty and Surety Company of America (“Travelers”) against any loss Travelers may incur in the event that holders of surety bonds, issued on behalf of us by Travelers, execute the bonds. As of September 30, 2014, Travelers had $8.5 million in bonds outstanding for us. The majority of these bonds ($8.2 million) relate to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to such indefinite purposes as licenses, permits, and tax collection.
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

NOTE Q—SEGMENT REPORTING
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
The following table presents sales and segment contribution margin for the reporting segments and other operating results not allocated to the reported segments for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales:
Oil & Gas Proppants	$186,812	$94,174	$466,727	$245,428
Industrial & Specialty Products	54,444	50,198	160,425	151,083
Total Sales	241,256	144,372	627,152	396,511
Segment contribution margin:
Oil & Gas Proppants	77,030	40,129	175,718	111,766
Industrial & Specialty Products	16,844	14,546	47,646	43,150
Total segment contribution margin	93,874	54,675	223,364	154,916
Operating activities excluded from segment cost of goods sold	(2,315)	(1,286)	(5,096)	(4,097)
Selling, general and administrative	(18,600)	(12,800)	(53,312)	(35,303)
Depreciation, depletion and amortization	(12,425)	(9,152)	(32,355)	(26,320)
Interest expense	(4,950)	(4,144)	(12,771)	(11,255)
Early extinguishment of debt	—	(480)	—	(480)
Other income, net, including interest income	120	260	379	445
Income before income taxes	$55,704	$27,073	$120,209	$77,906
Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. Goodwill of $68.9 million has been allocated to these segments with $48.2 million assigned to Oil & Gas Proppants and $20.7 million to Industrial & Specialty Products.
NOTE R - SUBSEQUENT EVENTS
On October 3, 2014 we paid a cash dividend of $0.125 per share to common stockholders of record on September 15, 2014, as had been declared by our Board of Directors on July 25, 2014.

On October 23, 2014, our Board of Directors declared a cash dividend of $0.125 per share to common stock holders of record on December15, 2014, and payable on January 5, 2015.
Also on October 23, 2014, our Board of Directors extended our $25.0 million stock repurchase program through December 11, 2015. This program had been scheduled to expire on December 11, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the Condensed Consolidated Financial Statements and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as the Consolidated Financial Statements, the accompanying notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
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
As of October 30, 2014, we operate 16 facilities across the United States and control 339 million tons of reserves. We own one of the largest frac sand processing plants in the United States and control approximately 186 million tons of reserves that can be processed to meet American Petroleum Institute (API) frac sand size specifications. Our operations are organized into two segments based on end markets served: (1) Oil & Gas Proppants and (2) Industrial & Specialty Products. Our segments are complementary because our ability to sell to a wide range of customers across end markets allows us to maximize recovery rates in our mining operations, optimize our asset utilization and reduce the cyclicality of our earnings.
Recent Trends and Outlook
U.S. demand for industrial silica has been growing steadily. According to The Freedonia Group, Inc. (“Freedonia”), demand for industrial silica sand grew at a 4% compound annual growth rate (“CAGR”) from 2001 to 2011. This increase in demand was driven primarily by hydraulic fracturing, which grew at a 27% CAGR from 2001 to 2011, according to the most recent related Freedonia report dated October 2012. The recovery of the U.S. housing and automotive markets has also positively affected silica related to those markets such as glass, building materials, foundry and fillers and extenders. Trends driving the acceleration in demand include:

•
Increased demand in the oil and gas proppants end market. The increased demand for frac sand has been driven by the growth in the use of hydraulic fracturing as a means to extract hydrocarbons from shale formations. According to the 2013 Proppant Market Report, PropTester Inc., published February 2014, global frac sand demand grew at a 35.5% CAGR from 2008 to 2013. This included 29.3% growth in frac sand demand from 2012 to 2013. Domestic proppant producers are expected to experience annual increases in demand of 9% through 2018, according to the most recent related Freedonia report dated June 2014. We expect continued growth of horizontal drilling. The industry may experience temporary fluctuations in demand and price as the market adjusts to changing supply and demand due to energy pricing fluctuations. We significantly expanded our sales efforts to the frac sand market in 2008 and have since experienced rapid growth in our sales associated with our oil and gas activities.

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

Our Strategy
The key drivers of our growth strategy include:

•
Expand our oil and gas proppants production capacity and product portfolio. We continue to execute on several initiatives to increase our frac sand production capacity and augment our proppant product portfolio.

◦	In the first quarter of 2013, we purchased an existing silica sand processing facility from Quality Sand Products LLC ("QSP") in Peru, Illinois, which supports our Ottawa, Illinois facility.

◦	In the first quarter of 2013, our new resin-coated sand facility in Rochelle, Illinois became fully operational with capacity to resin coat up to 400 million pounds of sand annually.

◦	In the second quarter of 2013, our Sparta, Wisconsin facility became fully operational with an annual raw sand production capacity of 1,700,000 tons.

◦
In 2013, we made an initial investment in a new Greenfield site near Utica, Illinois. This facility began its production in the third quarter of 2014. We expect this facility to have an annual capacity of approximately 1,500,000 tons of raw frac sand when fully operational by the end of the fourth quarter of 2014.

◦
In 2014, we made an initial investment in a new Greenfield site near Fairchild, Wisconsin, which, depending on market conditions, could become operational as early as late 2015 and eventually add 3,000,000 tons of annual frac sand capacity.

◦
On July 31, 2014, we completed our acquisition of Cadre Services, Inc. ("Cadre"), a leading regional sand mining company based in Voca, Texas. Cadre operates a single frac sand mine and plant, with an annual capacity of about 800,000 tons per year of Premium Hickory® sand and has more than 65 years of high-quality reserves. See accompanying Note D - Business Combination of our Financial Statements for more information regarding this acquisition.

◦
We are also planning an 800,000 ton-per-year expansion at our Pacific, Missouri facility. This project includes adding a dryer as well as a new transload facility to support the additional volume and is expected to come online in the third quarter of 2015.

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

•
Expand our supply chain network and leverage our logistics capabilities to meet our customers’ needs in each strategic oil and gas basin. We continue to expand our transload network to ensure product is available to meet the growing in-basin needs of our customers. This approach allows us to provide strong customer service and puts us in a position to take advantage of opportunistic spot market sales. Our plant sites are strategically located to provide access to all Class I railroads, which enables us to cost effectively send product to each of the strategic basins in North America. We can ship product by truck, barge and rail with an ability to connect to short-line railroads as necessary to meet our customers’ evolving in-basin product needs. We believe that our supply chain network and logistics capabilities are a competitive advantage that enables us to provide superior service for our customers. For example, in 2013, we opened our San Antonio, Texas unit-train receiving transload facility, which was built in partnership with the BNSF railroad to support the Eagle Ford market. Additionally, we have entered into an agreement with the Union Pacific Railroad to build a transload facility in Odessa, Texas, which is expected to be fully operational near the end of 2014. We will continue to make strategic investments and develop partnerships with transload operators and transportation providers that will enhance our portfolio of supply chain services that we can provide to customers. We now have in-basin storage capacity at 30 transloads located near all of the major shale basins in the United States.

•
Evaluate both Greenfield and Brownfield expansion opportunities and other acquisitions. We will continue to leverage our reputation, processing capabilities and infrastructure to increase production, as well as explore other opportunities to expand our reserve base. We may accomplish this by developing Greenfield projects, where we can capitalize on our technical knowledge of geology, mining and processing and our strong reputation within local communities. For instance, we are evaluating the potential development of a Greenfield project in Wisconsin, which could add 3,000,000 tons of annual frac sand capacity. Depending on market conditions, this facility could become operational as early as mid-2016. Our primary objective is to acquire assets complementary to our Oil & Gas Proppants segment, with a focus on mining, processing and logistics to further enhance our market presence. Some of these assets have differing levels of frac sand quality. We prioritize acquisitions which provide opportunities to realize synergies (and, in some cases, the acquisition will only be accretive assuming synergies), including entering new geographic and frac sand product markets, acquiring attractive customer contracts, and improving operations. For instance, we completed the Cadre acquisition on July 31, 2014, which generated synergies and positively impacted our results of operations. See accompanying Note D - Business Combination of our Financial Statements for pro forma results of operations related to the Cadre acquisition.

•
Maintain financial strength and flexibility. We intend to maintain financial strength and flexibility to enable us to pursue acquisitions and new growth opportunities as they arise. As of September 30, 2014, we had $121.7 million of cash on hand, $75.2 million in short-term investments and $47.0 million of availability under the Revolver.

How We Generate Our Sales
We derive our sales by mining and processing minerals that our customers purchase for various uses. Our sales are primarily a function of the price per ton realized and the volumes sold. We invoice the majority of our clients on a per shipment basis, although for some larger customers, we consolidate invoices weekly or monthly. The total amount invoiced reflects product, transportation and additional services as applicable, such as storage and transloading the product from railcars to trucks for delivery to the customer site. Our five largest customers accounted for approximately 38% of total sales during the nine months ended September 30, 2014.
We primarily sell our products under short-term price agreements or at prevailing market rates. For a number of customers, we sell under long-term, competitively-bid contracts. As of October 30, 2014, we have eleven take-or-pay supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2014 and 2019. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge and that our customers will pay for each product. As discussed in Part I, Item 1A, of our 2013 Annual Report, “Risk Factors—A large portion of our sales is generated by our top customers, and the loss of, or significant reduction in, purchases by our largest customers could adversely affect our operations,” these customers may not continue to purchase the same levels of product in the future due to a variety of reasons, contract requirements notwithstanding. Prices under these agreements are generally fixed and subject to upward adjustment in response to certain cost increases. As a result, our realized prices may not grow at rates consistent with broader industry pricing. For example, during periods of rapid price growth, our realized prices may grow more slowly than those of competitors, and during periods of price decline, our realized prices may outperform industry averages. Additionally, at the time the take-or-pay supply agreements were signed, some customers provided advance payments for future shipments. A percentage of these advance payments was recognized as revenue with each ton of applicable product shipped to the customer. Collectively, sales to customers with take-or-pay supply agreements accounted for 45% and 31% of our total company revenue during the nine months ended September 30, 2014 and 2013, respectively. Although sales under take-or-pay supply agreements, as opposed to short-term price agreements or at prevailing spot market rates, result in us realizing lower margins than we otherwise might during periods of high market prices, we believe such lower margins are offset by the benefits derived from the product mix and sales volume stability afforded by such supply agreements, which helps us lower market risk arising from adverse changes in spot prices and market conditions. Additionally, selling more tons under supply contracts also enables us to be more efficient from a production, supply chain and logistics standpoint.
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
Segment contribution margin is not a measure of our financial performance under GAAP and should not be considered an alternative to measures derived in accordance with GAAP. For more details on the reconciliation of segment contribution margin to its most directly comparable GAAP financial measure, income (loss) before income taxes, see Note Q - Segment Reporting to our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Adjusted EBITDA
Adjusted EBITDA, a non-GAAP measure, is included in this report because it is a key metric used by management to assess our operating performance and by our lenders to evaluate our covenant compliance. Our target performance goals under our incentive compensation plan are tied, in part, to our Adjusted EBITDA. In addition, our Revolver contains a consolidated total net leverage ratio that we must meet as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 25% of the Revolver commitment, which is calculated based on our Adjusted EBITDA. Noncompliance with the financial ratio covenant contained in the Revolver could result in the acceleration of our obligations to repay all amounts outstanding under the Revolver and the Term Loan. Moreover, the Revolver and the Term Loan contain covenants that restricted, subject to certain exceptions, our ability to make permitted acquisitions, incur additional indebtedness, make restricted payments (including dividends) and retain excess cash flow based, in some cases, on our ability to meet leverage ratios calculated based on our Adjusted EBITDA.
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

The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$41,277	$21,334	$88,302	$58,803
Total interest expense, net of interest income	4,859	4,127	12,543	11,201
Provision for taxes	14,427	5,739	31,907	19,103
Total depreciation, depletion and amortization expenses	12,425	9,152	32,355	26,320
EBITDA	72,988	40,352	165,107	115,427
Loss on early extinguishment of debt (1)	—	480	—	480
Non-cash incentive compensation (2)	1,424	854	4,807	2,236
Post-employment expenses (excluding service costs) (3)	380	382	1,143	1,554
Other adjustments allowable under our existing credit agreement (4)	2,695	2,956	8,143	5,099
Adjusted EBITDA	$77,487	$45,024	$179,200	$124,796

(1)	Includes write-offs of debt issuance costs, legal fees and a prepayment penalty related to the early extinguishment of debt.
(2)	Includes vesting of incentive equity compensation issued to our employees.
(3)
Includes net pension cost and net post-retirement cost relating to pension and other post-retirement benefit obligations during the applicable period, but in each case excluding the service cost relating to benefits earned during such period. See Note O- Pension and Post-retirement Benefits to our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(4)
Reflects miscellaneous adjustments permitted under our existing credit agreement, including such items as expenses related to offerings of our common stock by our former controlling shareholder, business development activities related to our growth and expansion initiatives, purchase accounting adjustment, one-time litigation fees, expenses related to debt refinancing and employment agency fees.

Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013
Sales

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2014	2013	'14 vs. '13	2014	2013	'14 vs. '13
Sales:
Oil & Gas Proppants	$186,812	$94,174	98%	$466,727	$245,428	90%
Industrial & Specialty Products	54,444	50,198	8%	160,425	151,083	6%
Total Sales	$241,256	$144,372	67%	$627,152	$396,511	58%
Tons:
Oil & Gas Proppants	1,895	1,052	80%	4,738	2,961	60%
Industrial & Specialty Products	1,098	1,059	4%	3,168	3,084	3%
Total Tons	2,993	2,111	42%	7,906	6,045	31%
Total sales increased 67% and 58% for the three and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013. The increases were driven by a 42% and 31% increase in tons sold and an 18% and 21% increase in average selling price for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2014, tons sold in-basin through transloads represented 39% of total company tons sold, compared to 26% and 22% for the same periods in 2013. The increases were due to increased customer demand for our proppants at transload locations close to oil and gas customer drilling sites.
The increases in total sales were mainly driven by Oil & Gas Proppants sales, which increased 98% and 90% for the three and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013. Oil & Gas Proppants tons sold increased 80% and 60% for the three and nine months ended September 30, 2014, respectively, due to year over year growth in the demand for our frac sands. The average selling price for Oil & Gas Proppants increased 10% and 19%

for the three and nine months ended September 30, 2014, respectively, due to increased tons sold through transloads as a percentage of total tons sold and due to higher price driven by year over year demand.
Industrial & Specialty Products sales increased 8% and 6% for the three and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013. Tons sold grew 4% and 3% for the three and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013, and average selling price increased 5% and 3%, respectively, when compared to the same periods in 2013. The increases were primarily driven by year over year growth in demand.
Cost of Goods Sold
Cost of goods sold increased by $58.7 million, or 65%, to $149.7 million and by $163.2 million, or 66%, to $408.9 million for the three and nine months ended September 30, 2014, respectively, when compared to $91.0 million and $245.7 million for the same periods in 2013. These increases resulted from more tons sold and from higher transportation and related costs, as well as $0.7 million related to a Cadre inventory valuation purchase accounting adjustment. As a percentage of sales, costs of goods sold represented 62% and 65% for the three and nine months ended September 30, 2014, respectively, and 63% and 62% for the same periods in 2013. These changes result from the main components of cost of goods sold as discussed below.
We incurred $80.9 million and $231.6 million of transportation and related costs for the three and nine months ended September 30, 2014, respectively, compared to $46.4 million and $114.9 million for the same periods in 2013. The increases in transportation and related costs incurred were due to increased tons sold through transloads. As a percentage of sales, transportation and related costs increased to 34% and 37% for the three and nine months ended September 30, 2014, respectively, when compared to 32% and 29% for the same periods in 2013 due to an increase in tons sold through transloads as a percentage of total tons sold.
We incurred $20.1 million and $52.7 million of operating labor costs for the three and nine months ended September 30, 2014, respectively, compared to $15.5 million and $45.4 million for the same periods in 2013. The increases in labor costs incurred were due to producing and selling more tons. As a percentage of sales, operating labor costs decreased to 8% for the three and nine months ended September 30, 2014, when compared to 11% for the same periods in 2013, mainly due to an increase in average selling price.
We incurred $8.0 million and $24.4 million of electricity and drying fuel (principally natural gas) costs for the three and nine months ended September 30, 2014, respectively, compared to $6.3 million and $19.1 million for the same periods in 2013. The increases in electricity and drying fuel costs incurred were due to higher production volume. As a percentage of sales, electricity and drying fuel costs decreased to 3% and 4% for the three and nine months ended September 30, 2014, when compared to 4% and 5% for the same periods in 2013.
We incurred $10.9 million and $24.5 million of maintenance and repair costs for the three and nine months ended September 30, 2014, respectively, compared to $5.7 million and $16.3 million for the same periods in 2013. The increases in maintenance and repair costs incurred were due to higher production volume. As a percentage of sales, maintenance and repair costs represented 5% and 4% for the three and nine months ended September 30, 2014, compared to 4% for the same periods in 2013, respectively.
Segment Contribution Margin
Oil & Gas Proppants contribution margin increased by $36.9 million, or 92%, to $77.0 million and by $64.0 million, or 57%, to $175.7 million for the three and nine months ended September 30, 2014, respectively, when compared to $40.1 million and $111.8 million for the same periods in 2013. Increases were driven by the following specific factors: increased sales due to an increase in tons of product sold driven by continued year over year growth in demand for our frac sands, as well as an increase in average selling price due to increased tons sold through transloads and due to higher prices driven by year over year demand, partially offset by increased cost of goods sold per ton mainly due to additional transportation and handling costs driven by increased tons sold through transloads.
Industrial & Specialty Products contribution margin increased by $2.3 million, or 16%, to $16.8 million and by $4.5 million, or 10%, to $47.6 million for the three and nine months ended September 30, 2014, respectively, when compared to $14.5 million and $43.2 million for the same periods in 2013, due to increased sales volume and average selling price driven by growth in demand, partially offset by increased cost of goods sold.
Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $5.8 million, or 45%, to $18.6 million and by $18.0 million, or 51%, to $53.3 million for the three and nine months ended September 30, 2014, respectively, when compared to $12.8 million and $35.3 million for the same periods in 2013. The increases were mainly driven by an increase in compensation expense of $4.9 million and $13.3 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. Additionally, business development expense increased by $1.3 million and $3.7 million to $1.3 million and $5.0 million, respectively, for the three and nine months ended September 30, 2014, compared to $0 and $1.3 million for the same periods in 2013. In total, our selling, general and administrative costs represented approximately 8% and 9% of our sales for the three and nine months ended September 30, 2014, compared to 9% for the same periods in 2013, respectively.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense increased by $3.3 million, or 36%, to $12.4 million and by $6.0 million, or 23%, to $32.4 million for the three and nine months ended September 30, 2014, respectively, when compared to $9.2 million and $26.3 million for the same periods in 2013. Year over year increases were driven by continued capital spending associated with our growth and capacity expansion initiatives combined with increased depletion due to additional volume of mined silica sands. We expect depreciation, depletion and amortization expense to continue to grow due to anticipated capital spending in 2014. Depreciation, depletion and amortization costs represented approximately 5% of our sales for the three and nine months ended September 30, 2014, compared to 6% and 7% for the same periods in 2013.
Operating Income
Operating income increased by $29.1 million, or 93%, to $60.5 million and $43.4 million, or 49%, to $132.6 million for the three and nine months ended September 30, 2014, respectively, compared to $31.4 million and $89.2 million for the same periods in 2013. The increases were primarily due to a 67% and 58% increase in sales, partially offset by a 65% and 66% increase in cost of goods sold and a 41% and 39% increase in operating expenses for the three and nine months ended September 30, 2014, respectively.
Interest Expense
Interest expense increased by $0.8 million, or 19%, to $5.0 million and 1.5 million, or 13%, to $12.8 million for the three and nine months ended September 30, 2014, respectively, when compared to $4.1 million and $11.3 million for the same periods in 2013, mainly due to interest expense related to the deferred revenue for the three months ended September 30, 2014.
Provision for Income Taxes
The provision for income taxes increased by $8.7 million, or 151%, to $14.4 million and $12.8 million, or 67%, to $31.9 million for the three and nine months ended September 30, 2014, respectively, when compared to $5.7 million and $19.1 million for the same periods in 2013. The increases were driven by higher effective tax rate and increased pretax book income. The effective tax rate was 26% and 27% for the three and nine months ended September 30, 2014, compared to 21% and 25% for the sames periods in 2013.
Historically, our actual effective tax rates have been lower than the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes.
Net Income/Loss
Net income was $41.3 million and $88.3 million for the three and nine months ended September 30, 2014, respectively, and $21.3 million and $58.8 million for the same periods in 2013, respectively. The year over year increases were due to the factors noted above.

Liquidity and Capital Resources
Overview
Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to return cash to our stockholders, and to finance acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through cash on hand or borrowings under our credit facilities and equity investments. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of September 30, 2014, our working capital was $296.2 million and we had $47.0 million of availability under the Revolver.
We believe that cash generated through operations and our financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, scheduled debt payments for at least the next 12 months and any dividends declared.
Management and our Board remain committed to evaluating additional ways of creating shareholder value. Any determination to pay dividends and other distributions in cash, stock, or property in the future will be at the discretion of our Board and will be dependent on then-existing conditions, including our business conditions, our financial condition, results of operations, liquidity, capital requirements, contractual restrictions including restrictive covenants contained in debt agreements, and other factors. Additionally, because we are a holding company, our ability to pay dividends on our common stock may be limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us, including restrictions under the terms of the agreements governing our indebtedness.
Cash Flow Analysis
A summary of operating, investing and financing activities is shown in the following table:

	Nine Months Ended September 30,		Percent Change
	2014	2013	’14 vs. ‘13
Net cash provided by (used in):
Operating activities	$106,987	$28,527	275%
Investing activities	(149,880)	(71,668)	109%
Financing activities	86,345	110,806	(22)%
Net Cash Provided by Operating Activities
Operating activities consist primarily of net income adjusted for certain non-cash and working capital items. Adjustments to net income for non-cash items include depreciation, depletion and amortization, deferred revenue, deferred income taxes, equity-based compensation and allowance for doubtful accounts. In addition, operating cash flows include the effect of changes in operating assets and liabilities, principally accounts receivable, inventories, prepaid expenses and other current assets, income taxes payable and receivable, accounts payable and accrued expenses.
Net cash provided by operating activities was $107.0 million for the nine months ended September 30, 2014 compared to net cash provided by operating activities of $28.5 million for the nine months ended September 30, 2013. This $78.5 million increase in cash provided by operations was primarily the result of the following factors: a $29.5 million increase in net income; a $21.4 million decrease in inventory changes mainly due to more inventory sold than produced; a $27.7 million change in accounts payable and accrued liabilities due to increased expenses; a change in income tax payable of $22.3 million, mainly due to a federal tax extension payment of $19.6 million for the 2012 tax year paid in March 2013; an $8.6 million increase in depreciation, depletion and amortization and equity-based compensation; partially offset by a change in accounts receivable of $34.6 million due to an increase in revenue.
Net Cash Used in Investing Activities
Investing activities consist primarily of capital expenditures for growth and maintenance.
Net cash used in investing activities was $149.9 million and $71.7 million for the nine months ended September 30, 2014 and 2013, respectively. We used cash to purchase Cadre, which totaled $98.3 million, and capital expenditures, which totaled $51.6 million as of September 30, 2014 for the engineering, procurement and construction of our Greenfield raw sand plants near Utica, Illinois, and Fairchild, Wisconsin, our new transload facility in Odessa, Texas, our expansion project at Pacific, Missouri facility and other maintenance capital projects. Capital expenditures for the nine months ended September 30,

2013, which totaled $46.8 million, were primarily for the continuing engineering, procurement and construction of our Greenfield raw sand plant in Sparta, Wisconsin, and the construction of our transloads in San Antonio, Texas, Fairmont, West Virginia and East Liverpool, Ohio.
Management anticipates that our total capital expenditures in 2014 will be approximately $100 million, which is primarily associated with growth and maintenance capital including the construction of the mine and processing facility near Utica, Illinois, and Fairchild, Wisconsin, the construction of the transload facility in Odessa, Texas, as well as an expansion of our Pacific, Missouri facility.
Net Cash Provided by Financing Activities
Financing activities consist primarily of equity issuances, capital contributions, dividend payments, borrowings and repayments related to the Revolver and Term Loan, as well as fees and expenses paid in connection with our credit facilities, advance payments from our customers, and outstanding checks to our vendors.
Net cash provided by financing activities was $86.3 million for the nine months ended September 30, 2014, driven by $100.0 million advance deposit from a customer and $9.1 million in proceeds from options exercised and excess tax benefit from equity-based compensation partially offset by $20.1 million in dividend payments.

Net cash provided by financing activities was $110.8 million for the nine months ended September 30, 2013. During the period, we had an increase in borrowings under our refinanced Term Loan of $373.8 million and $6.5 million of proceeds from options exercised, which was offset by a $257.0 million repayment of our existing long-term debt, $6.6 million in dividends paid, $4.1 million in financing fees, and a $1.7 million change in our book overdraft.
For more details about our senior credit facility, please see accompanying Note H-Debt to our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
There have been no significant changes outside the ordinary course of business to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2013 Annual Report, except that we entered into additional new leases for railroad cars. For more details on future minimum annual commitments under such operating leases, please see accompanying Note M-Leases to our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Environmental Matters
We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. As of September 30, 2014, we had $10.8 million accrued for future reclamation costs, as compared to $9.4 million as of December 31, 2013.
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
Interest Rate Risk
We are exposed to interest rate risk arising from adverse changes in interest rates. As of September 30, 2014, we have $368.8 million of debt outstanding under our senior credit facility. Assuming no change in the amount outstanding, and LIBOR is greater than the 1.0% minimum base rate on the Term Loan, a hypothetical increase or decrease in interest rates by 1.0% would have changed our interest expense by $0.9 million per year.
We use interest rate derivatives in the normal course of our business to manage both our interest cost and the risks associated with changing interest rates. We do not use derivatives for trading or speculative purposes. The following table summarizes the fair value of our derivative instruments at September 30, 2014 and December 31, 2013.

		September 30, 2014			December 31, 2013
	Maturity Date	Contract/Notional Amount	Carrying Amount	Fair Value	Contract/Notional Amount	Carrying Amount	Fair Value
Interest rate cap agreement(1)	2016	$188 million	$14	$14	$188 million	$—	$—

(1)	Agreements limit the LIBOR floating interest rate base to 4%.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As a result of the above developments, the filing rate of new claims against us over the past three years has decreased to below pre-2001 levels, and we were named as a defendant in three, two and three new silicosis cases filed in 2011, 2012 and 2013, respectively. During the nine months ended September 30, 2014, no additional claims were brought against us. As of October 30, 2014, there are a total of approximately 86 active silica-related products liability claims pending in which we were a defendant and approximately 3,115 inactive claims. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media, and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for both our predecessors that covered certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to certain insurance). As a result of a settlement with a former owner of ours and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us, and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf.
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
As of September 30, 2014, there have been no material changes to the risk factors disclosed in Item 1A of Part I in our 2013 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchase Program
The following table presents the total number of shares of our common stock that we purchased during the three months ended September 30, 2014, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period pursuant to our June 2012 repurchase program:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
July 2014	—		$—	—
August 2014	—		$—	—
September 2014	535	(2)	$70.90	—
Total as of September 30, 2014	535		$70.90	—	$23,928,275

(1)	The program covering the repurchase of up to $25.0 million of our common stock was announced on June 12, 2012. This program expires on December 11, 2014.
(2)	Represents shares withheld by U.S. Silica to pay taxes due upon the vesting of employee restricted stock.
For more details on the stock repurchase program, see Note C- Capital Structure and Accumulated Comprehensive Income to our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Safety is one of our core values, and we strive for excellence in the achievement of a workplace free of injuries and occupational illnesses. Our health and safety leadership team has developed comprehensive safety policies and standards, which include detailed standards and procedures for safe production, addresse topics such as employee training, risk management, workplace inspection, emergency response, accident investigation and program auditing. We place special emphasis on the importance of continuous improvement in occupational health, personal injury avoidance and prevention, emergency preparedness, and property damage elimination. In addition to strong leadership and involvement from all levels of the organization, these programs and procedures form the cornerstone of our safety initiatives, ensuring that employees are provided a safe and healthy environment and are intended as a means to reduce workplace accidents, incidents and losses, comply with all mining-related regulations and provide support for both regulators and the industry to improve mine safety. While we want to have productive operations in full regulatory compliance, we know it is equally essential that we motivate and train our people to think, practice and feel a personal responsibility for health and safety on and off the job.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of October, 2014.

U.S. Silica Holdings, Inc.

/s/ DONALD A. MERRIL
Name:	Donald A. Merril
Title:	Chief Financial Officer

S-1

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of U.S. Silica Holdings, Inc., effective January 31, 2012.	8-K	001-35416	3.1	February 6, 2012
3.2	Second Amended and Restated Bylaws of U.S. Silica Holdings, Inc., effective January 31, 2012.	8-K	001-35416	3.2	February 6, 2012
4.1	Specimen Common Stock Certificate.	S-1/A	333-175636	4.1	December 7, 2011
10.1+	Amendment No. 1 dated July 25, 2014 to Restricted Stock Agreement dated November 6, 2012 with Bryan A. Shinn	8-K	001-35416	10.1	July 30, 2014
10.2+	Omnibus Amendment dated July 25, 2014 to Award Agreements with Bryan A. Shinn	8-K	001-35416	10.2	July 30, 2014
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification by Bryan A. Shinn, Chief Executive Officer.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification by Donald A. Merril, Chief Financial Officer.
32.1*	Section 1350 Certification by Bryan A. Shinn, Chief Executive Officer.
32.2*	Section 1350 Certification by Donald A. Merril, Chief Financial Officer.
95.1*	Mine Safety Disclosure
99.1*	Consent of The Freedonia Group, Inc.
99.2*	Consent of PropTester, Inc.
101*	101.INS XBRL Instance
	101.SCH XBRL Taxonomy Extension Schema
	101.CAL XBRL Taxonomy Extension Calculation
	101.LAB XBRL Taxonomy Extension Labels
	101.PRE XBRL Taxonomy Extension Presentation
	101.DEF XBRL Taxonomy Extension Definition

*	Filed herewith
+	Management contract or compensatory/plan arrangement
We will furnish any of our shareowners a copy of any of the above Exhibits not included herein upon the written request of such shareowner and the payment to U.S. Silica Holdings, Inc. of the reasonable expenses incurred in furnishing such copy or copies.

E-1