Form 10-K
period 2014-12-31
U.S. SILICA HOLDINGS, INC.
filed 2015-02-25
CIK 1524741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the outstanding common stock held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,978,580,861 based on the closing price of $55.44 per share, as reported on the New York Stock Exchange.
As of February 24, 2015, 53,324,845 shares of the common stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-K             Certain sections of the Proxy Statement for the 2015 Annual Meeting of Shareholders for U.S. Silica Holdings, Inc.

U.S. Silica Holdings, Inc.
FORM 10-K
For the Fiscal Year Ended December 31, 2014

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

•	our ability to succeed in competitive markets;

•	loss of, or reduction in, business from our largest customers;

•	increasing costs or a lack of dependability or availability of transportation services and transload network access or infrastructure;

•	increases in the prices of, or interruptions in the supply of, natural gas and electricity, or any other energy sources;

•	increases in the price of diesel fuel;

•	diminished access to water;

•	our ability to successfully complete acquisitions or integrate acquired businesses;

•	our ability to make capital expenditures to maintain, develop and increase our asset base and our ability to obtain needed capital or financing on satisfactory terms;

•	our substantial indebtedness and pension obligations;

•	restrictions imposed by our indebtedness on our current and future operations;

•	contractual obligations that require us to deliver minimum amounts of frac sand or purchase minimum amounts of services;

•	the accuracy of our estimates of mineral reserves and resource deposits;

•	a shortage of skilled labor and rising costs in the mining industry;

•	our ability to attract and retain key personnel;

•	our ability to maintain satisfactory labor relations;

•	our reliance on trade secrets and contractual restrictions, rather than patents, to protect our proprietary rights;

•	our significant unfunded pension obligations and post-retirement health care liabilities;

•	our ability to maintain effective quality control systems at our mining, processing and production facilities;

•	seasonal and severe weather conditions;

•	fluctuations in our sales and results of operations due to seasonality and other factors;

•	interruptions or failures in our information technology systems;

•	the impact of a terrorist attack or armed conflict;

•	extensive and evolving environmental, mining, health and safety, licensing, reclamation and other regulation (and changes in their enforcement or interpretation);

•	silica-related health issues and corresponding litigation;

•	our ability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property; and

•	other factors disclosed in Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
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
Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our,” “U.S. Silica,” “the Company,” “our business,” “our company” refer to U.S. Silica Holdings, Inc. and its consolidated subsidiaries as a combined entity. Adjusted EBITDA as used herein is a non-GAAP measure. For a detailed description of Adjusted EBITDA and a reconciliation to the most comparable GAAP measure, please see the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Evaluate Our Business – Adjusted EBITDA.”
Our Company
Business Overview
We are one of the largest domestic producers of commercial silica, a specialized mineral that is a critical input into a variety of attractive end markets. During our 114 year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 260 products to customers across these markets. Our operations are organized into two segments based on end markets served: (1) Oil & Gas Proppants and (2) Industrial & Specialty Products. In our largest end market, oil and gas proppants, our frac sand is used to stimulate and maintain the flow of hydrocarbons in oil and natural gas wells. This segment of our business has experienced rapid growth due to recent technological advances in the hydraulic fracturing process, which have made the extraction of large volumes of oil and natural gas from U.S. shale formations economically feasible. Our silica is also used as an economically irreplaceable raw material in a wide range of industrial applications, including glassmaking and chemical manufacturing. Additionally, in recent years a number of attractive new end markets have developed for our high-margin, performance silica products, including high-performance glass, specialty coatings, polymer additives and geothermal energy systems. Our segments are complementary because our ability to sell to a wide range of customers across end markets allows us to maximize recovery rates in our mining operations, optimize our asset utilization and reduce the cyclicality of our earnings. In 2014, we generated approximately $876.7 million of sales, $246.2 million of Adjusted EBITDA and $121.5 million of net income. These figures represent increases of 61% and 53% and 62%, respectively, compared to 2013. See accompanying Note U - Segment Reporting of our Financial Statements for more information regarding our segments.
As of December 31, 2014, we operate 17 production facilities across the United States and control 363 million tons of reserves, including approximately 179 million tons of reserves that can be processed to meet the American Petroleum Institute (“API”) frac sand size specifications. We produce a wide range of frac sand sizes and are capable of rail delivery of large quantities of API grade frac sand to most of the major U.S. shale basins. We believe that, due to a combination of these favorable attributes we have become a preferred commercial silica supplier to our customers in the oil and gas proppants end market and, consequently, have experienced high demand for our frac sand. To meet this demand, we continue to invest significant resources to increase our proppant production.
Corporate History
In November 2008, our business was acquired by U.S. Silica Holdings, Inc., formerly GGC USS Holdings, Inc., a wholly-owned subsidiary of GGC USS Holdings, LLC (“GGC Holdings”), an affiliate of Golden Gate Capital (“Golden Gate Capital”). The Company was formed by Golden Gate Capital as a Delaware corporation to effect the acquisition, and through that acquisition U.S. Silica Company, our principal operating subsidiary, became an indirect, wholly owned subsidiary of the Company.

On January 31, 2012, simultaneously with the initial public offering of our common stock, GGC Holdings, our sole stockholder prior to the IPO, contributed to us all of the stock of its wholly-owned subsidiary, GGC RCS Holdings, Inc., and its operating subsidiary, Coated Sand Solutions, LLC. Prior to this transaction, GGC RCS Holdings, Inc. had a $15.0 million note payable to GGC Holdings which, together with accrued interest of $1.7 million, was converted to an equity contribution by GGC Holdings, simultaneously with the IPO. Coated Sand Solutions develops resin-coated sand proppants for sale into the oil and gas proppants market for use in the hydraulic fracturing process and into the foundry market. GGC Holdings divested its full ownership interest in U.S. Silica in 2013.

Our Strengths
We attribute our success to the following strengths:

•
Large-scale producer with a diverse and high-quality reserve base. Our 17 geographically dispersed production facilities control 363 million tons of reserves, including API size frac sand and large quantities of silica with distinct characteristics, giving us the ability to sell over 250 products to over 1,800 customers. Our large-scale production and logistics capabilities and long reserve life make us a preferred commercial silica supplier to our customers. Our consistent, reliable supply of large quantities of silica gives our customers the security to customize their production processes around our commercial silica. Furthermore, our large scale provides us earnings diversification and a larger addressable market.

•
Geographically advantaged footprint with intrinsic transportation advantages. The strategic location of our facilities and our logistics capabilities enable us to enjoy high customer retention and a larger addressable market. In our Oil & Gas Proppants segment, our network of frac sand production facilities with access to Class I rail either onsite or by truck and the strategic locations of our transloads serve to create an addressable market that includes every major U.S. shale basin. Additionally, we recently acquired Cadre Services, Inc. ("Cadre"), a leading regional sand mining company based in Voca, Texas. This new facility allows customers to ship directly to the wellheads in the Permian basin by truck, which provides us with a delivered cost advantage. We believe we are one of the few frac sand producers capable of cost-effectively delivering API grade frac sand to most of the major U.S. shale basins by on-site rail. Additionally, due to the high weight-to-value ratio of many silica products in our Industrial & Specialty Products segment, the proximity of our facilities to our customers’ facilities often results in us being their sole supplier. This advantage has enabled us to enjoy strong customer retention in this segment, with our top five Industrial & Specialty Products segment customers purchasing from us for an average of over 50 years.

•
Low-cost operating structure. We focus on building and operating facilities with low delivered cost that will allow us to be successful through the cycle. We believe the combination of the following factors contributes to our low-cost structure and our high margins:

•	our ownership of the vast majority of our reserves, resulting in mineral royalty rates that were less than 0.1% of our sales in 2014;

•	the close proximity of our mines to their respective processing plants, which allows for a cost-efficient and highly automated production process;

•	our processing expertise, which enables us to create over 250 products with unique characteristics while minimizing waste;

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

•
Strong reputation with our customers and the communities in which we operate. We believe that we have built a strong reputation during our 114-year operating history. Our customers know us for our dependability and our high-quality, innovative products, as we have a long track record of timely delivery of our products according to customer specifications. We also have an extensive network of technical resources, including materials science and petroleum engineering expertise, which enables us to collaborate with our customers to develop new products and improve the performance of their existing applications. We are also well known in the communities in which we operate as a preferred employer and a responsible corporate citizen, which generally serves us well in hiring new employees and securing difficult to obtain permits for expansions and new facilities.

•
Experienced management team. The members of our senior management team bring significant experience to the dynamic environment in which we operate. Their expertise covers a range of disciplines, including industry-specific operating and technical knowledge as well as experience managing high-growth businesses. We believe we have assembled a flexible, creative and responsive team that can quickly adapt to the rapidly evolving unconventional oil and natural gas drilling landscape, which is currently the principal driver of our growth.

Our Business Strategy
The key drivers of our growth strategy include:

•
Expand our Oil & Gas Proppants production capacity and product portfolio. We continue to execute on several initiatives to increase our frac sand production capacity and augment our proppant product portfolio.

•
In the first quarter of 2013, we purchased an existing silica sand processing facility from Quality Sand Products LLC ("QSP") in Peru, Illinois, which supports our Ottawa, Illinois facility. In the first quarter of 2013, our new resin-coated sand facility in Rochelle, Illinois became fully operational with capacity to resin coat up to 400 million pounds, or 200,000 tons, of sand annually.

•	In the second quarter of 2013, our Sparta, Wisconsin facility became fully operational with an annual raw sand demonstrated capacity of 1,700,000 tons.

•
In 2013, we made an initial investment in a new Greenfield site near Utica, Illinois. This facility began its production in the third quarter of 2014. We expect this facility to have an annual demonstrated capacity of approximately 1,500,000 tons of raw frac sand.

•
In 2014, we made an initial investment in a new Greenfield site near Fairchild, Wisconsin, which, depending on market conditions, could become operational as early as late 2015 and eventually add 3,000,000 tons of annual demonstrated frac sand capacity.

•
In 2014, we made an initial investment in an 800,000 ton-per-year expansion at our Pacific, Missouri facility. This project includes adding a dryer as well as a new transload facility to support the additional volume and depending on market conditions, could come online as early as the end of 2015.

•
On July 31, 2014, we completed our acquisition of Cadre, a leading regional sand mining company based in Voca, Texas. Cadre operates a single frac sand mine and plant, with an annual demonstrated capacity of about 800,000 tons of Premium Hickory® sand and has more than 65 years of high-quality reserves. See accompanying Note E - Business Combinations of our Financial Statements for more information regarding this acquisition.

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

•
Expand our supply chain network and leverage our logistics capabilities to meet our customers’ needs in each strategic oil and gas basin. We continue to expand our transload network to ensure product is available to meet the growing in-basin needs of our customers. This approach allows us to provide strong customer service and puts us in a position to take advantage of opportunistic spot market sales. Our plant sites are strategically located to provide access to key Class I railroads, which enables us to cost effectively send product to each of the strategic basins in North America. We can ship product by truck, barge and rail with an ability to connect to short-line railroads as necessary to meet our customers’ evolving in-basin product needs. We believe that our supply chain network and logistics capabilities are a competitive advantage that enables us to provide superior service for our customers. For example, in 2013, we opened our San Antonio, Texas unit-train receiving transload facility, which was built in partnership with BNSF railroad to support the Eagle Ford market. Additionally, we have entered into an agreement with Union Pacific Railroad to build a second transload facility in Odessa, Texas, which is expected to be fully operational in early 2015. We will continue to make strategic investments and develop partnerships with transload operators and transportation providers that will enhance our portfolio of supply chain services that we can provide to customers. We now have in basin storage capacity at 34 transloads located near all of the major shale basins in the United States.

•
Evaluate both Greenfield and Brownfield expansion opportunities and other acquisitions. We will continue to leverage our reputation, processing capabilities and infrastructure to increase production, as well as explore other opportunities to expand our reserve base. We may accomplish this by developing Greenfield projects, where we can capitalize on our technical knowledge of geology, mining and processing and our strong reputation within local communities. For instance, we are evaluating the potential development of a Greenfield project in Wisconsin, which could add 3,000,000 tons of annual demonstrated frac sand capacity. Depending on market conditions, this facility could become operational as early as the end of 2016. Additionally, we are continuing to actively pursue acquisitions to grow, by taking advantage of our asset footprint, our management’s experience with high-growth businesses, and our strong customer relationships. Our primary objective is to acquire assets with differing levels of frac sand quality that are complementary to our Oil & Gas Proppants segment, with a focus on mining, processing and logistics to further enhance our market presence. We prioritize acquisitions which provide opportunities to realize synergies (and, in some cases, the acquisition may be accretive assuming synergies), including entering new geographic and frac sand product markets, acquiring attractive customer contracts and improving operations. For instance, we completed the Cadre acquisition on July 31, 2014, which generated synergies and positively impacted our results of operations. See accompanying Note E - Business Combinations of our Financial Statements for pro forma results of operations related to the Cadre acquisition. We are in active discussions to acquire assets fitting this strategy, which, if completed, would be “significant” under Regulation S-X and could require additional sources of financing. There can be no assurance that we will reach a definitive agreement and complete any of these potential transactions. See the risk factors disclosed in Item IA of Part I, including the risk factor entitled, “If we cannot successfully complete acquisitions or integrate acquired businesses, our growth may be limited and our financial condition may be adversely affected.”

•
Maintain financial strength and flexibility. We intend to maintain financial strength and flexibility to enable us to pursue acquisitions and new growth opportunities as they arise. In July 2013, we refinanced our existing senior secured debt by replacing our revolving line-of-credit and amending our senior secured term loan facility (the “Term Loan”), increasing the Term Loan amount by approximately $115.0 million. In December 2014, we upsized our Term Loan by an additional $135.0 million to a total of approximately $500.0 million. As of December 31, 2014, we had $267.3 million of cash on hand, $75.1 million in short-term investments and $46.8 million of availability under our revolver.

Our Products
In order to serve a broad range of end markets, we produce and sell a variety of commercial silica products, including whole grain and ground products, as well as other industrial mineral products that we believe complement our commercial silica products.
Whole Grain Silica Products—We sell whole grain commercial silica products in a range of shapes, sizes and purity levels. We sell whole grain silica that has a round shape and high crush strength to be used as frac sand in connection with oil and natural gas recovery, and we have constructed a production facility for resin-coated sand that became fully operational in 2013. We also sell whole grain silica products in a range of size distributions, grain shapes and chemical purity levels to our customers involved in the manufacturing of glass products, including a low-iron whole grain product sold to manufacturers of architectural and solar glass applications. In addition, we sell several grades of whole grain round silica to the foundry industry and provide whole grain commercial silica to the building products industry. Sales of whole grain commercial silica products accounted for approximately 87%, 85%, and 82% of our total sales revenue for 2014, 2013 and 2012, respectively.
Ground Silica Products—Our ground commercial silica products are inherently inert, white and bright, with high purity. We market our ground silica in sizes ranging from 40 to 250 microns for use in plastics, rubber, polishes, cleansers, paints, glazes, textile fiberglass and precision castings. We also produce and market fine ground silica in sizes ranging from 5 to 40 microns for use in premium paints, specialty coatings, sealants, silicone rubber and epoxies. We believe we are currently the only commercial silica producer in the United States that manufactures a 5-micron product. Sales of ground silica products accounted for approximately 8%, 12%, and 14% of our total sales revenue for 2014, 2013 and 2012 respectively.
Industrial Mineral Products—We also produce and sell certain other industrial mineral products, such as aplite, calcined kaolin clay and magnesium silicate. Aplite is a mineral used to produce container glass and insulation fiberglass and is a source of alumina that has a low melting point and a low tendency to form defects in glass. Calcined kaolin clay is a mineral primarily used as a functional extender. Calcined kaolin clay is chemically inert, has a high covering power, gives desirable flow properties and reduces the amount of expensive pigments required. These characteristics make calcined kaolin clay an ideal functional extender in paints, plastics, specialty coatings and rubber. We also produce and sell a highly selective adsorbent made from a mixture of silica and magnesium, used extensively in preparative and analytical chromatography. Sales of our other industrial mineral products accounted for approximately 5%, 3%, and 4% of our total sales revenue for 2014, 2013 and 2012, respectively.

Our Industry
The commercial silica industry consists of businesses that are involved in the mining, processing and distribution of commercial silica. Commercial silica, also referred to as “silica,” “industrial sand and gravel,” “silica sand” and “quartz sand,” is a term applied to sands and gravels containing a high percentage of silica (silicon dioxide, SiO2) in the form of quartz. Commercial silica deposits occur throughout the United States, but mines and processing facilities are typically located near end markets and in areas with access to transportation infrastructure. Other factors affecting the feasibility of commercial silica production include deposit composition, product quality specifications, land-use and environmental regulation, including permitting requirements, access to electricity, natural gas and water and a producer’s expertise and know-how.
Extraction Processes
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
We conduct only surface mining operations and do not operate any underground mines. Mining methods at our facilities include conventional hard rock mining, hydraulic mining, surface or open-pit mining of loosely consolidated silica deposits and dredge mining. Hard rock mining involves drilling and blasting in order to break up sandstone into sizes suitable for transport to the processing facility by truck, slurry or conveyer. Hydraulic mining involves spraying high-pressure water to break up loosely consolidated sandstone at the mine face. Surface or open-pit mining involves using earthmoving equipment, such as bucket loaders, to gather silica deposits for processing. Lastly, dredging involves gathering silica deposits from mining ponds and transporting them by slurry pipelines for processing. We may also use slurry pipelines in our hydraulic and open-pit mining efforts to expedite processing. Silica mining and processing typically has less of an environmental impact than the mining and processing of other minerals, in part because it uses fewer chemicals. Our processing plants are equipped to receive the mined sand, wash away impurities, eliminate oversized or undersized particles and remove moisture through a multi-stage drying process. Our 17 facilities are located primarily in the eastern half of the United States, with operations in Alabama, Illinois, Louisiana, Michigan, Missouri, New Jersey, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wisconsin. Each of our facilities operates year-round, typically in shift schedules designed to optimize facility utilization in accordance with market demand. Our facilities receive regular preventative maintenance, and we make additional capital investments in our facilities as required to support customer volumes and internal performance goals. For more information related to our production facilities, see Item 2, “Properties”.
We believe we have a broad and high quality mineral reserves base due to our strategically located mines and facilities. At December 31, 2014, we estimate that we had approximately 363 million tons of proven and probable recoverable mineral reserves. The quantity and nature of the mineral reserves at each of our properties are estimated by our internal geologists and mining engineers. Our internal geologists and engineers update our reserve estimates annually, making necessary adjustments for operations at each location during the year and additions or reductions due to property acquisitions and dispositions, quality adjustments and mine plan updates. Before acquiring new reserves, we perform surveying, drill core analysis and other tests to confirm the quantity and quality of the acquired reserves. In some instances, we acquire the mineral rights to reserves without actually taking ownership of the properties. For more information related to our production facilities, deposits and reserves, see Item 2, “Properties”.
Production Processes
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
The next step in the production process involves the classification of commercial silica products according to their chemical purity, particle shape and particle size distribution. Generally, commercial silica is produced and sold in either whole grain form or ground form. Whole grain silica generally ranges from 12 to 140 mesh. Mesh refers to the number of openings per linear inch on a sizing screen. Whole grain silica products are sold in a range of shapes, sizes and purity levels to be used in a variety of industrial applications, such as oil and natural gas hydraulic fracturing proppants, glass, foundry, building products, filtration and recreation. Some whole grain silica is further processed to ground silica of much smaller particle sizes, ranging from 5 to 250 microns. A micron is one-millionth of a meter.
Quality Control
We maintain a standard of excellence through our mining and processing facilities some of which include ISO 9001-registered quality systems. We use automated process control systems that efficiently manage the majority of the mining and processing functions, and we monitor the quality and consistency of our products by conducting hourly tests throughout the production process to detect variances. We generally test each customer load prior to shipment, and all of our major facilities operate a testing laboratory to evaluate and ensure the quality of our products and services. We also provide customers with documentation verifying that all products shipped meet customer specifications. These quality assurance functions ensure that we deliver quality products to our customers and maintain customer trust and loyalty.
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
For bulk commercial silica, transportation cost represents a significant portion of the overall product cost. Generally, we utilize trucks for shipments of 200 miles or less from our plant sites and to distribute our bagged products. Given the weight-to-value ratio of most of our products, the majority of our shipments outside this 200-mile radius are by rail. As a result, facility location is one of the most important considerations for producers and customers. Our plant sites are strategically located to provide access to all Class I railroads which enables us to cost effectively send product to each of the strategic shale basins in North America with an ability to connect to short-line railroads as necessary to meet customers’ evolving in-basin product needs.
We are continuously looking to increase the number of available transload points to which we have access. This approach allows us to provide strong customer service and puts us in a position to take advantage of opportunistic spot market sales. Through our storage facility in San Antonio, Texas, as well as our partnership with a number of key transload operating partners, we now have storage capacity near all of the major shale basins in the United States. Additionally, we have entered into an agreement with Union Pacific Railroad to build a new transload facility in Odessa, Texas, which is expected to be fully operational early 2015. As of December 31, 2014, we have 34 transload facilities strategically located in or near major shale basins in the United States. For more information related to our transload facilities, see Item 2, “Properties”.
All three methods of shipping are typically performed with equipment owned by third parties. Both we and our customers lease a significant number of railcars for shipping purposes, as well as to facilitate the short-term storage of our products, particularly our frac sand products. The railcar leasing market continues to require significant lead time, and we expect to require additional rail cars over the long-term as we expand our commercial silica production. As of December 31, 2014, we had a leased fleet of 4,972 railcars and are currently negotiating additional leases, subject to market conditions. We believe that we will have access to a sufficient supply of railcars to meet our needs.

In addition to bulk shipments, commercial silica products can be packaged and shipped in 50 to 100 pound bags or bulk super sacks. Bag shipments are usually made to smaller customers with batch operations, warehouse distributor locations or for ocean container shipments made overseas. The products that are shipped in bags are often higher value products, such as ground and fine.

Primary End Markets
The special properties of commercial silica-chemistry, purity, grain size, color, inertness, hardness and resistance to high temperatures-make it critical to a variety of industries. Commercial silica is a key input in the well completion process, specifically, in the hydraulic fracturing techniques used in unconventional oil and natural gas wells. In the industrial and specialty products end markets, stringent quality requirements must be met when commercial silica is used as an ingredient to produce thousands of everyday products, including glass, building and foundry products and metal castings, as well as certain specialty applications such high-performance glass, specialty coatings, polymer additives and geothermal energy systems. Due to the unique properties of commercial silica, it is an economically irreplaceable raw material in a wide range of industrial applications. Our major end markets include:
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
Glass
Commercial silica is a critical input into and accounts for 55% to 75% of the raw materials in glass production. The glassmaking markets served by commercial silica producers include containers, flat glass, specialty glass and fiberglass. Demand typically varies within each of these end markets.
The container glass, flat glass and fiberglass end markets are generally mature end markets. Demand for container glass has historically grown in line with population growth, and we expect similar growth in the future. Flat glass and fiberglass tend to be correlated with construction and automotive production activity, both of which have been improving during the past couple of years. To the extent construction and domestic automotive production activity continues its growth in the coming years, which is difficult to predict given the current economic uncertainty, we expect that demand in these end markets will continue to increase. Specific markets such as those for solar glass have been negatively impacted by generally weak demand. Some of the anticipated growth in the glass markets may be offset through the use of recycled glass.
Building Products
Commercial silica is used in the manufacturing of building products for commercial and residential construction. Whole grain commercial silica products are used in flooring compounds, mortars and grouts, specialty cements, stucco and roofing shingles. Ground commercial silica products are used by building products manufacturers in the manufacturing of certain fiberglass products and additionally as functional extenders and to add durability and weathering properties to cementious compounds. In addition, geothermal wells are an alternative energy source that requires specialized ground silica products in their well casings for effectiveness. The market for commercial silica used to manufacture building products is driven primarily by the demand in the construction markets. The historical trend for this market has been one of growth, especially in demand for cementious compounds for new construction, renovation and repair. Although the housing construction market experienced a significant decline beginning in 2006 and continuing through 2011, we began to see an increase in permits and housing starts in 2012, gains that have continued during 2014. To the extent the housing market growth continues in the coming years, which is difficult to predict given the current economic uncertainty, we expect that demand in this end market will increase.

Foundry
Commercial silica products are used in the production of molds for metal castings and in metal casting products. In addition, commercial whole grain silica is sold to coaters of foundry silica, or coated internally, who then sell their product to foundries for cores and shell casting processes. The demand for foundry silica primarily depends on the rate of automobile and light truck production, construction and production of heavy equipment like rail cars. Over the past decade, there has been some movement of foundry supply chains to Mexico and other offshore production areas. In 2010, foundry demand decreased significantly as a result of the decrease in automotive and heavy equipment production. However, we began seeing increases in foundry demand in 2011 and throughout 2012. In 2013 and 2014, the foundry market growth appears to have leveled off, with growth more in line with the general economy. To the extent production levels continue to strengthen in the coming years, which is difficult to predict given the current economic uncertainty, we expect that demand in this end market will increase.
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
Fillers and Extenders
Commercial silica and kaolin clay products are sold to producers of paints and coating products for use as fillers and extenders in architectural, industrial and traffic paints and are sold to producers of rubber and plastic for use in the production of epoxy molding compounds and silicone rubber. The commercial silica products used in this end market are most often ground silica, including finer ground classifications. The market for fillers and extenders is driven by demand in the construction and automotive production industries as well as by demand for materials in the housing remodeling industry. Although construction, domestic automotive production and housing remodeling demand decreased in 2009, we have continued to see strengthening in these sectors throughout 2014. To the extent these industries continue to recover in the coming years, which is difficult to predict given the current economic uncertainty, we expect demand to improve.
Our Customers
We sell our products to a variety of end markets. At the end of 2008, we began investing heavily in our capacity to supply frac sand to customers in the oil and gas proppants end market. Our high-quality reserves of frac sand have enabled us to quickly build a presence in this market, and we have invested in the production of resin-coated sand for the same purpose. Our customers in the oil and gas proppants end market include major oilfield services companies that are engaged in hydraulic fracturing. Sales to the oil and gas proppants end market comprised approximately 76%, 64%, and 55% of our total sales revenue in 2014, 2013 and 2012, respectively.
Our primary markets have historically been core industrial end markets with customers engaged in the production of glass, building products, foundry products, chemicals and fillers and extenders. Our diverse customer base drives high recovery rates across our production. We also benefit from strong and long-standing relationships with our customers in each of the industrial and specialty products end markets we serve. Sales to our industrial and specialty products end markets comprised approximately 24%, 36%, and 45% of our total sales revenue in 2014, 2013 and 2012, respectively. Sales to our largest customer, Schlumberger N.V., accounted for 14% of our total revenues during the year ended December 31, 2014. No other customer accounted for 10% or more of our total revenues.
We primarily sell our products under short term price agreements or at prevailing market rates. For a limited number of our customers, particularly in the oil and gas proppants end market, we sell under long-term, competitively-bid take-or-pay supply contracts. Sales to customers with take-or-pay supply contracts collectively accounted for 51%, 40%, and 31% of total company sales revenue in 2014, 2013 and 2012, respectively. Although these long-term contracts would provide us with some downside protection if there were to be a significant reduction in demand for frac sand, we believe that there is, and that there will continue to be, sufficient demand for frac sand such that we would not experience an adverse effect if these long-term contracts are not renewed or are canceled. Historically we have not entered into long-term contracts with our customers in the industrial and specialty products end markets because of the high cost to our customers of switching providers. We typically renegotiate our price agreements with these customers annually.

Demand Trends
Oil and gas proppants end market trends
The recent increased demand for frac sand has been driven by the growth in the use of hydraulic fracturing as a means to extract hydrocarbons from shale formations. According to the 2013 Proppant Market Report, PropTester Inc., published February 2014, global frac sand demand grew at a 35.5% compound annual growth rate from 2008 to 2013. This included 29.3% growth in frac sand demand from 2012 to 2013. We significantly expanded our sales efforts to the frac sand market in 2008 and have since experienced rapid growth in our sales associated with our oil and gas activities.
According to the February 2015 “Proppant IQ” proppant market analysis report published by PacWest Consulting Partners, LLC (“PacWest”), 2015 frac sand demand is forecasted to be approximately 42.9 million tons, a 14% decrease compared to 49.8 million tons for 2014. Further, the report has forecasted a 6% decrease in the compound annual growth rate for North American frac sand in between 2014 and 2016. We also believe the industry may experience temporary fluctuations in demand and price as the market adjusts to changing supply and demand due to energy pricing fluctuations. Recent declines in oil prices have reduced oil and gas drilling activity in North America. However, we continue to expect long-term growth in oil and gas drilling in North American shale basins.
Oil and natural gas exploration and production companies' and oilfield service providers’ preferences and expectations have been evolving in recent years. A proppant vendor’s logistics capabilities have become an important differentiating factor when competing for business, on both a spot and contract basis. Many of our customers increasingly seek convenient in-basin proppant delivery capability from their proppant supplier. We believe that, over time, proppant customers will prefer to consolidate their purchases across a smaller group of suppliers with robust logistics capabilities and a broad offering of high performance proppants.
Industrial and specialty products end market trends
Demand in the Industrial & Specialty Products end markets is relatively stable and is primarily influenced by key macroeconomic drivers such as housing starts, light vehicle sales, repair and remodel activity and industrial production. The economic downturn beginning in 2008 decreased demand in the foundry, building products and glassmaking end markets, however, the recent economic recovery has significantly increased demand in these same end markets. The primary end markets served by our production used in Industrial & Specialty Products are foundry, building products, sports and recreation, glassmaking and filtration.
Supply
During 2014, the market experienced supply shortages that were primarily driven by an increase in demand from an increase in the amount of sand used per well as well as winter logistics disruptions. The year was also marked by the entry of multiple new players and capacity expansions from existing competitors in the silica mining business, concentrated in Wisconsin, Illinois and Minnesota. New entrants faced serious hurdles to establish their operations, including:

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
Pricing
Historically, commercial silica pricing has been characterized by regional markets created by the high weight-to-value ratio of silica. From 2000 to 2012, the increased demand for commercial silica from our customers in both the oil and gas proppants end market and industrial and specialty products end markets and limited supply increases resulted in favorable pricing trends in both of our operating segments. In December 2012, the U.S. Bureau of Labor Statistics released a Frac Sand Producer Price Index, starting at 100, which measures the average change over time in the selling prices received by domestic producers of hydraulic fracturing sand. For December 2014, the preliminary Frac Sand Producer Price Index was 98.7, an increase of 9.2% from December 2013.
Competition
Both of our reporting segments operate in highly competitive markets that are characterized by a small number of large, national producers and a larger number of small, regional or local producers. According to a January 2013 publication by the United States Geological Survey (“USGS”), in 2012, there were 87 producers of commercial silica with a combined 159 active operations in 33 states within the United States. Competition in the industry across both of our reporting segments is based on price, consistency and quality of product, site location, distribution capability, customer service, reliability of supply, breadth of product offering and technical support. As transportation costs are a significant portion of the total cost to customers of commercial silica, in many instances transportation costs can represent more than 50% of delivered cost, the commercial silica market is typically local, and competition from beyond the local area is limited. Notable exceptions to this are the frac sand and fillers and extenders markets, where certain product characteristics are not available in all deposits and not all plants have the requisite processing capabilities, necessitating that some products be shipped for extended distances.
Because the markets for our products are typically local, we also compete with smaller, regional or local producers. For instance, in recent years there has been an increase in the number of small producers servicing the frac sand market due to an increased demand for hydraulic fracturing services.
Intellectual Property
Other than operating licenses for our mining and processing facilities, there are no third-party patents, licenses or franchises material to our business. Our intellectual property primarily consists of trade secrets, know-how and trademarks, including our name “U.S. Silica” and products such as “OTTAWA WHITE,” “Min-U-Sil,” “Mystic White,” “Q-ROK,” “Sil-Co-Sil,” “Snow*Tex,” “Premium Hickory,” “U.S. Silica White” and “Innoprop,” among others. We strategically rely on trade secrets, rather than patents, to protect our proprietary processes, methods, documentation and other technologies, as well as certain other business information. Patent protection requires a costly and uncertain federal registration process that would place our confidential information in the public domain. Typically, we utilize trade secrets to protect the formulations and processes we use to manufacture our products and to safeguard our proprietary formulations and methods. We believe we can effectively protect our trade secrets indefinitely through the use of confidentiality agreements and other security measures.
Condition of Physical Assets and Insurance
Our business is capital intensive and requires ongoing capital investment for the replacement, modernization and/or expansion of equipment and facilities. For more information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”
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
Commercial Team
Our commercial team consists of more than 87 individuals responsible for all aspects of our sales process, including pricing, marketing, transportation and logistics, product development and general customer service. This necessitates a highly organized staff and extensive coordination between departments. For example, product development requires the collaboration of our market development team, sales team, our production facilities and our corporate laboratory. Our sales team interacts directly with our customers in determining their needs, our production facilities fulfill the orders and our corporate laboratory is responsible for ensuring that our products meet those needs.
Our commercial team can be divided into five units:

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

•
Marketing—Our marketing team coordinates all of our new and existing customer outreach efforts as well as identify emerging market trends and new product opportunities. This includes producing exhibits for trade shows and exhibitions, manufacturing product overview materials, participating in regional industry meetings and other trade associations and managing our advertising efforts in trade journals.

•
Transportation and Logistics—Our transportation and logistics team manages domestic and international shipments by directing inbound and outbound rail and truck traffic, supervising equipment maintenance, coordinating with rail carriers to ensure equipment availability, ensuring compliance with shipping regulations and strategically planning for future growth.

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
Many other product analyses are performed locally at our 17 production facilities to support new product development, plant operations and customer quality requirements.
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

 Employees
As of December 31, 2014, we employed a workforce of 1,092 employees, the majority of whom are hourly wage plant workers living in the areas surrounding our mining facilities. The majority of our hourly employees are represented by labor unions that include the Teamsters; United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union; Laborers International Union of North America; Glass, Molders, Pottery, Plastics and Allied Workers International Union and; International Union of Operating Engineers A.F.I. - C.I.O. We believe that we maintain good relations with our workers and their respective unions and have not experienced any material strikes or work stoppages since 1987.
Our employees average approximately 10 years of tenure with us, and we have an annual employee turnover rate of 12%. We believe our stable workforce has directly contributed to improved process efficiencies and safety, which in turn help drive cost reductions. We believe our labor rates compare favorably to other mining and manufacturing facilities in the same geographic areas. We maintain workers’ compensation coverage in amounts required by law and have no material claims pending. We also offer all full-time employees a competitive package of employee benefits, which includes medical, dental, life and disability coverage.

Seasonality
Our business is affected to some extent by seasonal fluctuations in weather that impact our production levels and our customers’ business needs. For example, in the second and third quarters, we sell more commercial silica to our customers in the building products and recreation end markets due to the seasonal rise in construction driven by more favorable weather conditions. Our sales and sometimes our production levels are lower in the first and fourth quarters due to lower market demand, fluctuations in logistics capacity, and due to our customers in these end markets experiencing slowdowns largely as a result of adverse weather conditions.
Regulation and Legislation
Mining and Workplace Safety
Federal Regulation
The U.S. Mine Safety and Health Administration (“MSHA”) is the primary regulatory organization governing the commercial silica industry. Accordingly, MSHA regulates quarries, surface mines, underground mines and the industrial mineral processing facilities associated with quarries and mines. The mission of MSHA is to administer the provisions of the Federal Mine Safety and Health Act of 1977 and to enforce compliance with mandatory safety and health standards. MSHA works closely with the Industrial Minerals Association, a trade association in which we have a significant leadership role, in pursuing this mission. As part of MSHA’s oversight, representatives perform at least two unannounced inspections annually for each above-ground facility. To date these inspections have not resulted in any citations for material violations of MSHA standards. For additional information regarding mining and workplace safety, including MSHA safety and health violations and assessments in 2014, see Item 4, “Mine Safety Disclosures”.
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
Our operations may also be subject to broad environmental review under the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies to evaluate the environmental impact of all “major federal actions” significantly affecting the quality of the human environment. The granting of a federal permit for a major development project, such as a mining operation, may be considered a “major federal action” that requires review under NEPA. Therefore, our projects may require review and evaluation under NEPA. As part of this evaluation, the federal agency considers a broad array of environmental impacts, including, among other things, impacts on air quality, water quality, wildlife (including threatened and endangered species), historical and archaeological resources, geology, socioeconomics and aesthetics. NEPA also requires the consideration of alternatives to the project. The NEPA review process, especially the preparation of a full environmental impact statement, can be time consuming and expensive. The purpose of the NEPA review process is to inform federal agencies’ decision-making on whether federal approval should be granted for a project and to provide the public with an opportunity to comment on the environmental impacts of a proposed project. While NEPA requires only that an environmental evaluation be conducted and does not mandate a result, a federal agency could decide to deny a permit, or impose certain conditions on its approval, based on its environmental review under NEPA, or a third party may challenge the adequacy of a NEPA review.
Federal agencies granting permits for our operations also must consider impacts to endangered and threatened species and their habitat under the Endangered Species Act. We also must comply with and are subject to liability under the Endangered Species Act, which prohibits and imposes stringent penalties for the harming of endangered or threatened species and their habitat. Federal agencies also must consider a project’s impacts on historic or archaeological resources under the National Historic Preservation Act, and we may be required to conduct archaeological surveys of project sites and to avoid or preserve historical areas or artifacts.
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
We have a long history of positive engagement with the communities that surround our existing mining operations. We have 12% employee turnover and have had no significant strikes in more than 27 years, evidence of the strong relationship we have with our employees. We believe this strong relationship helps foster good relations with the communities in which we operate. Although additional regulatory requirements could negatively impact our business, financial condition and results of operations, we believe our existing operations are less likely to be negatively impacted by virtue of our good community relations.
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
Executive Officers of the Registrant
John P. Blanchard, age 41, has served as our Vice President and General Manager, Industrial and Specialty Products since September 2011. Mr. Blanchard possesses over 19 years’ experience in a variety of industries, including nonwovens, composites, building materials and pharmaceuticals. Prior to joining us, Mr. Blanchard held various positions of increasing responsibility with Johns Manville from 2005 to September 2011, including Global Business Director from December 2010 to September 2011 and Global Business Manager from February 2008 to December 2010. Mr. Blanchard earned a B.S. in Chemical Engineering from Michigan Technological University and an M.B.A. from the University of Michigan.

Bradford B. Casper, age 40, has served as our Vice President of Strategic Planning since May 2011. Before joining us, Mr. Casper was at Bain & Company, Inc., where he held various positions from 2002 to May 2011 in the United States, Australia and Hong Kong, most recently serving as a Principal from July 2010 to May 2011. Mr. Casper earned a B.S. in Accounting from the University of Illinois at Urbana-Champaign and an M.B.A. from the Wharton School at the University of Pennsylvania.
Christine C. Marshall, age 53, has served as our General Counsel and Corporate Secretary since November 2012. Prior to joining us, Ms. Marshall served as Vice President and General Counsel of the Security Technologies Sector of Ingersoll Rand Company from September 2010 to January 2012. From 2005 to 2010, Ms. Marshall held various positions of increasing responsibility with Tyco International, including General Counsel of Tyco Flow Control Americas from January 2008 to May 2010. Ms. Marshall earned a B.A. degree from Harvard University and a J.D. degree from Georgetown University School of Law.
Donald A. Merril, age 50, has served as our Vice President and Chief Financial Officer since January 2013 and served as our Vice President of Finance from October 2012 until his appointment as Chief Financial Officer. Previously, Mr. Merril had served as Senior Vice President and Chief Financial Officer of Myers Industries Inc. from January 2006 through August 2012. Prior to serving at Myers Industries, Mr. Merril held the role of Vice President and Chief Financial Officer, Rubbermaid Home Products Division at Newell Rubbermaid Inc. from 2003 through 2005. Mr. Merril has a B.S. in Accounting from Miami University.
David D. Murry, age 53, has served as our Vice President of Talent Management and Chief Human Resources Officer since October 2011. Prior to joining us, Mr. Murry was the Director of Human Resources and Talent Management for Arkema, a diversified chemicals company, from October 2005 to October 2011. He has held positions of increasing leadership with Armstrong, Dell, and Alcoa. Mr. Murry oversees our Human Resources function for the Company. Mr. Murry earned a B.S. in Mining Engineering from Texas A&M University and a Master’s of Science in Management from Antioch University.
Bryan A. Shinn, age 53, has served as our President since March 2011 and as our Chief Executive Officer and a member of the Board since January 10, 2012. Prior to assuming this position, Mr. Shinn was our Senior Vice President of Sales and Marketing from October 2009 to February 2011. Before joining us, Mr. Shinn was employed by the E. I. du Pont de Nemours and Company from 1983 to September 2009, where he held a variety of key leadership roles in operations, sales, marketing and business management, including Global Business Director and Global Sales Director. Mr. Shinn earned a B.S. in Mechanical Engineering from the University of Delaware. As a result of these and other professional experiences, Mr. Shinn possesses particular knowledge and experience in operations, sales, marketing, management and corporate strategy that strengthen the Board's collective qualifications, skills and experience.
Jason L. Tedrow, age 40, has served as our Vice President of Supply Chain since January 2012. Before joining us, Mr. Tedrow was with Lafarge Cement where he held various distribution and supply chain management roles of increasing responsibility from 2006 through January 2012, most recently serving as the Director of Distribution for Lafarge’s River Business Unit from July 2011 to January 2012. Mr. Tedrow also held various engineering and supply chain management positions with ConAgra Foods from 2000 to January 2006 and The Amway Corporation from 1998 to August 2000. Mr. Tedrow earned a B.S. in Industrial Engineering from Western Michigan University and an M.B.A. from the University of Chicago, Booth School of Business.
Don Weinheimer, age 56, has served as our Vice President and General Manager, Oil & Gas since July 2012. Before joining us, Mr. Weinheimer had served in various executive positions with Key Energy Services since October 2006 including as Senior Vice President, Strategy, Markets and Technology; Senior Vice President of Business Development, Technology and Strategic Planning; Senior Vice President of Product Development, Strategic Planning and Quality; and Senior Vice President, Production Services. Prior to joining Key Energy Services, Mr. Weinheimer held various positions of increasing responsibility with Halliburton Company, a global energy services company, since 1981 including as Vice President of Technology Globalization within its Energy Services Group from July 2006 to October 2006 and as Vice President of Innovation and Marketing in its Production Optimization Division from July 2004 to June 2006. Mr. Weinheimer has over 31 years of industry experience, including international operational and business development experience in both the Middle East and Algeria. Mr. Weinheimer earned his B.S. in Agricultural Engineering from Texas A&M University.
Michael L. Winkler, age 50, has served as our Vice President and Chief Operating Officer since December 2013. He served as our Vice President of Operations from June 2011 until December 2013. Before joining us, Mr. Winkler was Vice President of Operations for Campbell Soup Company from August 2007 to June 2011 and held various positions with Mars Inc. from 1996 to August 2007, including Plant Manager-Columbus Plant and Director of Industrial Engineering. Mr. Winkler earned a B.S. in Industrial Engineering from the University of Wisconsin-Platteville and an M.B.A. from the University of North Texas.

Adam S. Yoxtheimer, age 35, has served as our Vice President and Chief Administrative Officer since September 2013. Prior to joining us, Mr. Yoxtheimer served as a Principal for Booz & Company in its Energy, Chemical and Utilities practice from May 2007 until September 2013. From 2004 until 2006, Mr. Yoxtheimer held a senior engineering position in the Information Systems & Global Solutions division at Lockheed Martin Corporation.  Mr. Yoxtheimer earned a B.S. in Electrical Engineering from Princeton University, a M.E. in Systems Engineering from the University of Virginia and an M.B.A. from the Darden Graduate School of Business at the University of Virginia.

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
Risks Related to Our Business
The demand for commercial silica fluctuates, which could adversely affect our results of operations.
Demand in the end markets served by our customers is influenced by many factors, including the following:

•	demand for oil, natural gas and petroleum products;

•	fluctuations in energy, fuel, oil and natural gas prices and the availability of such fuels;

•	the use of alternative proppants, such as ceramic proppants, in the hydraulic fracturing process;

•	global and regional economic, political and military events and conditions;

•	changes in residential and commercial construction demands, driven in part by fluctuating interest rates and demographic shifts;

•	demand for automobiles and other vehicles;

•	the substitution of plastic or other materials for glass;

•	the use of recycled glass in glass production;

•	competition from offshore producers of glass products;

•	changes in demand for our products due to technological innovations, including the development and use of new processes for oil and gas production that do not require proppants; and

•	changes in laws and regulations (or the interpretation thereof) related to the mining and hydraulic fracturing industries, silica dust exposure or the environment;

•	prices, availability and other factors relating to our products; and

•	increases in costs of labor and labor strikes.
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
The substantial majority of our customers are engaged in industries that have historically been cyclical, such as glassmaking, building products, foundry and oil and natural gas recovery. During periods of economic slowdown, our customers often reduce their production and also reduce capital expenditures and defer or cancel pending projects. Such developments occur even among customers that are not experiencing financial difficulties.
Demand in many of the end markets for commercial silica is driven by the construction and automotive industries. For example, the flat glass market depends on the automotive and commercial and residential construction and remodeling markets. The market for commercial silica used to manufacture building products is driven primarily by demand in the construction markets. The demand for foundry silica depends on the rate of automobile, light truck and heavy equipment production as well as construction. The demand for frac sand is driven by demand for oil and natural gas. When oil and natural gas prices tend to decrease, as they did in late 2014, exploration and production companies may reduce their exploration, development, production and well completion activities. The reduced level of such activities could result in a corresponding decline in the demand for frac sand. In addition, given that silica transportation represents one of our customers’ largest costs, if, in response to economic pressures, our customers choose to move their production offshore, the increased logistics costs could reduce demand for our products. Continued weakness in the industries we serve has had, and may in the future have, an adverse effect on sales of our products and our results of operations. A continued or renewed economic downturn in one or more of the industries or geographic regions that we serve, or in the worldwide economy, could cause actual results of operations to differ materially from historical and expected results.

Our operations are subject to operating risks that are often beyond our control and could adversely affect production levels and costs, and such risks may not be covered by insurance.
Our mining, processing and production facilities are subject to risks normally encountered in the commercial silica industry. These risks include:

•	changes in the price and availability of transportation and transload network access;

•	changes in the price and availability of natural gas or electricity;

•	unusual or unexpected geological formations or pressures;

•	pit wall failures or rock falls;

•	unanticipated ground, grade or water conditions;

•	inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change;

•	environmental hazards;

•	industrial accidents;

•	physical plant security breaches;

•	changes in laws and regulations (or the interpretation thereof) related to the mining and hydraulic fracturing industries, silica dust exposure or the environment;

•	nonperformance of contractual obligations;

•	inability to acquire or maintain necessary permits or mining or water rights;

•	restrictions on blasting operations;

•	inability to obtain necessary production equipment or replacement parts;

•	reduction in the amount of water available for silica production;

•	technical difficulties or key equipment failures;

•	labor disputes;

•	cybersecurity breaches;

•	late delivery of supplies;

•	fires, explosions or other accidents; and

•	facility shutdowns in response to environmental regulatory actions.
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
A significant portion of our sales are generated at our plants located in Ottawa, Illinois, Mill Creek, Oklahoma, and Sparta, Wisconsin. These plants represented a combined 66%, 63%, and 58% of our total sales volume in 2014, 2013 and 2012, respectively. Any adverse development at these plants or in the end markets these plants serve, including adverse developments due to catastrophic events or weather, decreased demand for commercial silica products, a decrease in the availability of transportation services or adverse developments affecting our customers, could have a material adverse effect on our financial condition and results of operations.
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
The federal Safe Drinking Water Act (the “SDWA”) regulates the underground injection of substances through the Underground Injection Control Program (the “UIC Program”). Hydraulic fracturing generally has been exempt from federal regulation under the UIC Program, and the hydraulic fracturing process has been typically regulated by state or local governmental authorities. The EPA, however, has taken the position that certain aspects of hydraulic fracturing with fluids containing diesel fuel may be subject to regulation under the UIC Program, specifically as “Class II” UIC wells. In February 2014, the EPA released an interpretive memorandum to clarify UIC Program requirements under the SDWA for underground injection of diesel fuels in hydraulic fracturing for oil and gas extraction and issued technical guidance containing recommendations for EPA permit writers to consider in implementing these UIC “Class II” requirements. Among other things, the memorandum and technical guidance clarified that any owner or operator who injects diesel fuels in hydraulic fracturing for oil or gas extraction must obtain a UIC “Class II” permit before injection. The EPA also issued final rules in 2012 that included the first federal air standards for natural gas and oil wells that are hydraulically fractured, along with other requirements for several other sources of pollution in the oil and gas industry that had not been regulated at the federal level. Building on the 2012 rules, the EPA announced in January 2015 a series of steps it plans to take to address reducing methane and smog-forming emissions from the oil and natural gas industry. These rules are scheduled to be proposed in the summer of 2015 and finalized in 2016.
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
In addition, the federal Bureau of Land Management (the “BLM”) and various state, local and foreign governments have implemented, or are considering, increased regulatory oversight of hydraulic fracturing through additional permitting requirements, operational restrictions, disclosure requirements and temporary or permanent bans on hydraulic fracturing in certain areas such as environmentally sensitive watersheds. For example, Vermont banned hydraulic fracturing in the state in 2012 and certain states such as New York and New Jersey issued moratoriums on hydraulic fracturing while they considered studies of and regulations regarding hydraulic fracturing, although New York announced in December 2014 that it will move to ban hydraulic fracturing in the state in 2015 and New Jersey’s moratorium expired in 2013. A number of local municipalities across the United States have instituted measures resulting in temporary or permanent bans on or otherwise limiting or delaying hydraulic fracturing in their jurisdictions. Such moratoriums and bans could make it more difficult to conduct hydraulic fracturing operations and increase our customers’ cost of doing business, which could negatively impact demand for our frac sand products. The BLM also proposed and is in the process of reconsidering regulations requiring disclosure of chemicals used in the hydraulic fracturing process both before and after any drilling on federal public land, and a number of states have enacted legislation or issued regulations which impose various disclosure requirements on hydraulic fracturing operators. The availability of information regarding the constituents of hydraulic fracturing fluids could make it easier for third parties opposing the hydraulic fracturing process to initiate individual or class action legal proceedings based on allegations that specific chemicals used in the hydraulic fracturing process could adversely affect groundwater and drinking water supplies or otherwise cause harm to human health or the environment. Moreover, disclosure to third parties or to the public, even if inadvertent, of our customers’ proprietary chemical formulas could diminish the value of those formulas and result in competitive harm to our customers, which could indirectly impact our business, financial condition and results of operations.
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
In 2014, we made an initial investment in a new Greenfield site near Fairchild, Wisconsin, which, depending on market conditions, could become operational as early as late 2015 and eventually add 3,000,000 tons of annual frac sand capacity. We are also planning an 800,000 ton-per-year expansion at our Pacific, Missouri facility. This project includes adding a dryer as well as a new transload facility to support the additional volume and is also expected to become operational as early as the end of 2015. In addition we are evaluating the potential development of another Greenfield project in Wisconsin, which could add 3,000,000 tons of annual frac sand capacity. Depending on market conditions, this facility could become operational as early as the end of 2016.
Under our current business plan, we expect to fund our expansion plan through a combination of cash on our balance sheet and cash generated from our operating and financing activities. If the assumptions on which we based our estimated capital expenditures change or are inaccurate, we may require additional funding. Such funding may not be available on terms acceptable to us, or at all. Moreover, actual operating costs once we have completed the capacity expansion may be higher than initially anticipated. We also have not secured off-take commitments for the incremental production from our capacity expansion plans, and we may not be able to secure adequate demand for the incremental production. Furthermore, substantial investments in transportation infrastructure have been and will be required to effectively execute the capacity expansion, and we may not be successful in expanding our logistical capabilities to accommodate the additional production capacity.
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
We operate in a highly competitive market that is characterized by a small number of large, national producers and a larger number of small, regional or local producers. Competition in the industry is based on price, consistency and quality of product, site location, distribution capability, customer service, reliability of supply, breadth of product offering and technical support. As transportation costs are a significant portion of the total cost to customers of commercial silica-in many instances transportation costs can represent more than 50% of delivered cost-the commercial silica market is typically local, and competition from beyond the local area is limited. Notable exceptions to this are the frac sand and fillers and extenders markets, where certain product characteristics are not available in all deposits and not all plants have the requisite processing capabilities, necessitating that some products be shipped for extended distances.
We compete with large, national producers such as FMSA Holdings Inc., Unimin Corporation, Hi-Crush Partners LP and Emerge Energy Services LP. Our larger competitors may have greater financial and other resources than we do, may develop technology superior to ours or may have production facilities that are located closer to key customers than ours.
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
If our customers delay or fail to pay a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations, and financial condition.
We bill our customers for our products in arrears and are, therefore, subject to our customers delaying or failing to pay our invoices. In weak economic environments, we may experience increased delays or failures due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to the credit markets. If our customers delay or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations, and financial condition.

Some of our customers may experience financial difficulties, including insolvency. If a customer cannot provide us with reasonable assurance of payment, we will fully reserve the outstanding accounts receivable balance for the customer and only recognize revenue when we collect payment for our products shipped, assuming all other criteria for revenue recognition have been met. Although we will continue to try to obtain payments from these customers, it is likely that one or more of these customers will not pay us for our products. With respect to customers that are in bankruptcy proceedings, we similarly may not be able to collect sums owed to us by these customers and we also may be required to refund pre-petition amounts paid to us during the preference period (typically 90 days) prior to the bankruptcy filing.
A large portion of our sales is generated by our top ten customers, and the loss of, or a significant reduction in purchases by our largest customers could adversely affect our operations.
Our top ten customers made up 57%, 52%, and 37% of our total sales revenue during the years ended December 31, 2014, 2013, and 2012, respectively. During 2014, we had long-term, competitively-bid supply contracts with ten customers in the oil and gas proppants end market, seven of which were among our top ten overall customers, including our top customer for 2014. These agreements have initial terms expiring between 2014 and 2019. As of February 25, 2015, we maintained long-term supply contracts with eight customers. While some of our largest customers have entered into supply contracts with us, these customers may not continue to purchase the same levels of our commercial silica products in the future due to a variety of reasons, contract requirements notwithstanding. For example, some of our top customers could go out of business or, alternatively, be acquired by other companies that purchase the same products and services provided by us from other third-party providers. Our customers could also seek to capture and develop their own sources of commercial silica. If any of our major customers substantially reduces or altogether ceases purchasing our commercial silica products, depending on market conditions, we could suffer a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.
In addition, the long-term take-or-pay supply agreements we have may negatively impact our results of operations. Certain of our long-term agreements are for sales at fixed prices that are adjusted only for certain cost increases. As a result, in periods with increasing prices, our sales could grow at a slower rate than industry spot prices.
Increasing costs or a lack of dependability or availability of transportation services, transload network access or infrastructure could have an adverse effect on our ability to deliver products at competitive prices.
Because of the relatively low cost of producing commercial silica, transportation and related costs including freight charges, fuel surcharges, transloading fees, switching fees, railcar lease costs, demurrage costs and storage fees, tend to be a significant component of the total delivered cost of sales. The high relative cost of transportation related expense tends to favor manufacturers located in close proximity to the customer. In addition, as we continue to expand our commercial silica production, we will need increased transportation services and transload network access. We contract with truck, rail and barge services to move commercial silica from our production facilities to transload sites and our customers, and increased costs under these contracts could adversely affect our results of operations. In addition, we bear the risk of non-delivery under our contracts. Labor disputes, derailments, adverse weather conditions or other environmental events, an increasingly tight railcar leasing market and changes to rail freight systems could interrupt or limit available transportation services. A significant increase in transportation service rates, a reduction in the dependability or availability of transportation or transload services, or relocation of our customers’ businesses to areas farther from our plants or transloads could impair our ability to deliver our products economically to our customers and to expand our markets.
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
Energy costs, primarily natural gas and electricity, represented approximately 4% of our total sales in 2014. Natural gas is the primary fuel source used for drying in the commercial silica production process and, as such, our profitability is impacted by the price and availability of natural gas we purchase from third parties. The price and supply of natural gas are unpredictable and can fluctuate significantly based on international, political and economic circumstances, as well as other events outside our control, such as changes in supply and demand due to weather conditions, actions by OPEC and other oil and natural gas producers, regional production patterns and environmental concerns. In addition, potential climate change regulations or carbon or emissions taxes could result in higher production costs for energy, which may be passed on to us in whole or in part. In the past, the price of natural gas has been extremely volatile, and we expect this volatility to continue. For example, during the year ended December 31, 2014, the monthly closing price of natural gas ranged from a high of $5.56 per million British Thermal Units (“BTUs”) to a low of $3.73 per million BTUs. In order to manage this risk, we may hedge natural gas prices through the use of derivative financial instruments, such as forwards, swaps and futures. However, these measures carry risk (including nonperformance by counterparties) and do not in any event entirely eliminate the risk of decreased margins as a result of natural gas price increases. A significant increase in the price of energy that is not recovered through an increase in the price of our products or covered through our hedging arrangements or an extended interruption in the supply of natural gas or electricity to our production facilities could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

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
We have, and we will continue to have, a significant amount of indebtedness. As of December 31, 2014, we had $502.3 million of outstanding indebtedness. Under our senior secured credit facility, as of December 31, 2014, we had a $50.0 million line-of-credit, of which $3.2 million is being used for outstanding letters of credit, leaving $46.8 million of borrowing availability. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. We also have, and will continue to have, significant pension obligations. As of December 31, 2014, our unfunded pension obligations totaled $31.4 million. Our substantial indebtedness and pension obligations could have other important consequences to you and significant effects on our business. For example, they could:

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
Certain of our contracts contain provisions requiring us to deliver minimum amounts of frac sand or purchase minimum amounts of services. Noncompliance with these contractual obligations may result in penalties or termination of the agreement.
In certain instances, we commit to deliver products or purchase services, under penalty of nonperformance. Our inability to meet the minimum contract requirements may permit the counterparty to terminate the agreements or require us to pay a fee. The amount of the fee would be based on the difference between the minimum amount contracted for and the amount delivered or purchased. In such events, our business, financial condition and results of operations may be materially adversely affected.
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
Efficient mining using modern techniques and equipment requires skilled laborers, preferably with several years of experience and proficiency in multiple mining tasks, including processing of mined minerals. If the shortage of experienced labor continues or worsens or if we are unable to train the necessary number of skilled laborers, there could be an adverse impact on our labor productivity and costs and our ability to grow our business may be limited.
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
As of December 31, 2014, various labor unions represented approximately 40% of our employees. If we are unable to renegotiate acceptable collective bargaining agreements with these labor unions in the future, we could experience, among other things, strikes, work stoppages or other slowdowns by our workers and increased operating costs as a result of higher wages, health care costs or benefits paid to our employees. An inability to maintain good relations with our workforce could cause a material adverse effect on our business and results of operations.
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
Many of our employees participate in our defined benefit pension plans. In 2014, we made payments totaling $4.6 million toward reducing the unfunded liability of our defined benefit pension plans. Declines in interest rates or the market values of the securities held by the plans, or other adverse changes, could materially increase the underfunded status of our plans and affect the level and timing of required cash contributions. To the extent we use cash to reduce these unfunded liabilities, the amount of cash available for our working capital needs would be reduced. In addition, under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Pension Benefit Guaranty Corporation (“PBGC”) has the authority to institute proceedings to terminate a pension plan if (1) the plan has not met the minimum funding requirements, (2) the plan cannot pay current benefits when due, (3) a lump sum payment has been made to a participant who is a substantial owner of the sponsoring company (and certain other technical conditions exist) or (4) the loss to the PBGC is reasonably expected to increase unreasonably over time if the plan is not terminated. In the event our tax-qualified pension plans are terminated by the PBGC, we could be liable to the PBGC for the underfunded amount, which could trigger default provisions in our credit facilities. As of December 31, 2014, our pension obligation was $122.3 million (with plan assets of $90.9 million). The amount of cash ultimately required to fund these obligations will vary based on a number of factors including future return on assets, mortality rates and other such actuarial assumptions. Based on current assumptions, we expect to pay $1.7 million in the year 2015, a total of $1.4 million for the two-year period from 2016 through 2017 and a total of $6.5 million for the two-year period from 2018 through 2019.
We also have a post-retirement health and life insurance plan for many of our employees. The post-retirement benefit plan is unfunded. We derive post-retirement benefit expense from an actuarial calculation based on the provisions of the plan and a number of assumptions provided by us including information about employee demographics, retirement age, future health care costs, turnover, mortality, discount rate, amount and timing of claims and a health care inflation trend rate. Our post-retirement healthcare obligations were $28.3 million as of December 31, 2014. Based on current assumptions, we expect to pay $1.4 million in the year 2015, a total of $3.0 million for the two-year period from 2016 through 2017, a total of $3.1 million for the two-year period from 2018 through 2019 and a total of $20.8 million thereafter. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations.”
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
Our sales and profitability are affected by a variety of factors, including actions of competitors, changes in general economic conditions, weather conditions and seasonal periods. As a result, our results of operations may fluctuate on a quarterly basis and relative to corresponding periods in prior years, and any of these factors could adversely affect our business and cause our results of operations to decline. For example, we sell more of our products in the second and third quarters in the building products and recreation end markets due to the seasonal rise in construction driven by more favorable weather conditions. We sell fewer of our products in the first and fourth quarters due to reduced construction and recreational activity largely as a result of adverse weather conditions. Any unanticipated decrease in demand for our products during the second and third quarters could have a material adverse effect on our sales and profitability.
We may be subject to interruptions or failures in our information technology systems.
We rely on our information technology systems to process transactions, summarize our operating results and manage our business. Our information technology systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyber-attack or other security breaches, catastrophic events, such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism, and usage errors by our employees. If our information technology systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer loss of critical data and interruptions or delays in our operations.

The reliability and capacity of our information technology systems is critical to our operations and the implementation of our growth initiatives. Any material disruption in our information technology systems, or delays or difficulties in implementing or integrating new systems or enhancing current systems, could have an adverse effect on our business, and results of operations.
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
Risks Related to Environmental, Mining and Other Regulation
We and our customers are subject to extensive environmental and health and safety regulations which impose, and will continue to impose, significant costs and liabilities. In addition, future regulations, or more stringent enforcement of existing regulations, could increase those costs and liabilities, which could adversely affect our results of operations.
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

In addition to environmental regulation, we are subject to laws and regulations relating to human exposure to crystalline silica. Several federal and state regulatory authorities, including MSHA and OSHA, may continue to propose changes in their regulations regarding workplace exposure to crystalline silica, such as permissible exposure limits and required controls and personal protective equipment. For instance, in August 2013, OSHA proposed regulations that would reduce permissible exposure limits to 50 micrograms of respirable crystalline silica per cubic meter of air, averaged over an 8-hour day. Both the North American Industrial Mining Association and the National Industrial Sand Association, both of which we are a member, track silicosis-related issues and aim to work with government policymakers in crafting such regulations.
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
We are subject to various lawsuits relating to the actual or alleged exposure of persons to silica. See “Risks Related to Our Business-Silica-related health issues and litigation could have a material adverse effect on our business, reputation or results of operations.”
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
Since at least 1975, we and/or our predecessors have been named as a defendant, usually among many defendants, in numerous products liability lawsuits brought by or on behalf of current or former employees of our customers alleging damages caused by silica exposure. As of February 25, 2015, there were a total of 86 active silica-related products liability claims pending in which we were a defendant and 1,060 inactive claims. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media, involve various other defendants and have been filed in the states of Texas, Louisiana and Mississippi, although some cases have been brought in many other jurisdictions over the years.
Prior to the fourth quarter of 2012, we had insurance policies for both our predecessors that covered certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to various insurance). As a result of a settlement with a former owner and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf. The silica-related litigation brought against us to date and associated litigation costs, settlements and verdicts have not resulted in a material liability to us to date. However, we continue to have silica exposure claims filed against us, including claims that allege silica exposure for periods not covered by insurance, and the costs, outcome and impact to us of any pending or future claims is not certain. Any such pending or future claims or inadequacies of our insurance coverage could have a material adverse effect on our business, reputation, financial condition, results of operations, cash flows and prospects. For further information, see “Business-Legal Proceedings.”
We and our customers are subject to other extensive regulations, including licensing, plant and wildlife protection and reclamation regulation, which impose, and will continue to impose, significant costs and liabilities. In addition, future regulations, or more stringent enforcement of existing regulations, could increase those costs and liabilities, which could adversely affect our results of operations.
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

Applicable statutes and regulations require that mining property be reclaimed following a mine closure in accordance with specified standards and an approved reclamation plan. The plan addresses matters such as removal of facilities and equipment, re-grading, prevention of erosion and other forms of water pollution, re-vegetation and post-mining land use. We may be required to post a surety bond or other form of financial assurance equal to the cost of reclamation as set forth in the approved reclamation plan. The establishment of the final mine closure reclamation liability is based on permit requirements and requires various estimates and assumptions, principally associated with reclamation costs and production levels. If our accruals for expected reclamation and other costs associated with mine closures for which we will be responsible were later determined to be insufficient, our business, results of operations and financial condition would be adversely affected.
Risks Related to the Ownership of Our Common Stock
Our stock price could be volatile, and you may not be able to resell shares of your common stock at or above the price you paid.
The stock market has and continues to experience extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the underlying businesses. These broad market fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance.
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
Holders of our common stock are entitled to receive only such dividends as our Board may declare out of funds legally available for such payments. We are incorporated in Delaware and are governed by the DGCL. The DGCL allows a corporation to pay dividends only out of a surplus, as determined under Delaware law or, if there is no surplus, out of net profits for the fiscal year in which the dividend was declared and for the preceding fiscal year. Under the DGCL, however, we cannot pay dividends out of net profits if, after we pay the dividend, our capital would be less than the capital represented by the outstanding stock of all classes having a preference upon the distribution of assets. While management and our Board remain committed to evaluating additional ways of creating shareholder value, any determination to pay dividends and other distributions in cash, stock or property by us in the future will be at the discretion of our Board and will be dependent on then-existing conditions, including business conditions, our financial condition, results of operations, liquidity, capital requirements, contractual restrictions including restrictive covenants contained in debt agreements and other factors. While we have declared and paid a quarterly cash dividend on our common stock as described under Part II, Item 5 of this Annual Report on Form 10-K, we are not required to declare future cash dividends on our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our corporate headquarters is located in Frederick, Maryland. In addition, we maintain corporate support centers and sales offices in Chicago, Illinois, Houston, Texas and Shanghai, China.
As of December 31, 2014, we operate 17 production facilities located primarily in the eastern half of the United States, with operations in Alabama, Illinois (3), Louisiana, Michigan, Missouri, New Jersey, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas(2), Virginia, West Virginia and Wisconsin. We own one undeveloped site in Arkansas. We also own two transload sites and operate additional transload sites via service contracts with our transload operating partners.
Additionally, we operate corporate laboratories located at our Berkeley Springs, West Virginia and Houston, Texas facilities that provide critical technical expertise, analytical testing resources and application development to promote product value and cost savings.
We generally own our principal production properties, although some land is leased. Substantially all of our owned assets are pledged as security under our senior secured credit facility; for additional information regarding our indebtedness, see Note J - Debt to our Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for information related to our credit facilities.
Corporate offices, including sales locations are leased. In general, we consider our facilities, taken as a whole, to be suitable and adequate for our current operations. However, we will continue to invest significant resources to increase production capacity through strategic initiatives, including Greenfield projects such as our new facilities in Wisconsin and Brownfield expansion projects such as the potential expansion of capacity at our existing facilities, including our Pacific, Missouri facility.
Our Production Facilities
The following is a detailed description of our 17 production facilities and our currently undeveloped site in Batesville, Arkansas.
Ottawa, Illinois
Our surface mines in Ottawa use natural gas and electricity to produce whole grain and ground silica through a variety of mining methods, including hard rock mining, mechanical mining and hydraulic mining. The reserves are part of the St. Peter Sandstone Formation that stretches north-south from Minnesota to Missouri and east-west from Illinois to Nebraska and South Dakota. The facility is located approximately 80 miles southwest of Chicago and is accessible by major highways including U.S. Interstate 80.
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
Pacific, Missouri
Our surface mines at the Pacific facility use natural gas and electricity to produce whole grain, ground and fine ground silica through a variety of mining methods, including hard rock and hydraulic mining. The reserves are part of the St. Peter Sandstone Formation that stretches north-south from Minnesota to Missouri and east-west from Illinois to Nebraska and South Dakota. The facility is located approximately 50 miles southwest of St. Louis and is accessible by major highways including U.S. Interstate 44.
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
Berkeley Springs, West Virginia
Our surface mines at the Berkeley Springs facility use fuel oil and electricity to produce whole grain, ground and fine ground silica and Florisil through hard rock mining. The reserves are part of the Ridgeley Sandstone Formation along the Warm Springs Ridge in eastern West Virginia. The facility is located approximately 100 miles northwest of Baltimore and is accessible by major highways including U.S. Interstate 70.
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
Mapleton Depot, Pennsylvania

Our surface mines in Mapleton Depot use natural gas, fuel oil and electricity to produce whole grain silica through hard rock mining. The reserves are part of the Oriskany Sandstone Formation in central Pennsylvania. The facility is located approximately 40 miles northwest of Harrisburg and is accessible by major highways including U.S. Interstates 99, 80 and 76.
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
Montpelier, Virginia

Our surface mine in Montpelier uses fuel oil and electricity to produce aplite through hard rock mining. The reserves are part of an igneous rock complex that is unique to this location. The facility is located approximately 20 miles northwest of Richmond and is accessible by major highways including U.S. Interstates 64 and 95.
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
Dubberly, Louisiana
Our surface mines in Dubberly use natural gas and electricity to produce whole grain silica through dredge mining. The reserves are part of the Sparta Formation. The facility is located approximately 30 miles east of Shreveport and is accessible by major highways including U.S. Interstate 20 and state Highway 63.
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
Hurtsboro, Alabama
Our surface mines in Hurtsboro use propane and electricity, to produce whole grain silica. Sand feed for processing is trucked in from surrounding mine locations. The reserves are mined from the Cusseta member of the lower Ripley Formation. The facility is located approximately 75 miles east of Montgomery and is accessible by major highways including U.S. Interstate 85 and state Highway 431.
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

The Rochelle facility has two process lines, each with the capacity to coat 200 million pounds, or 100,000 tons, of substrate. The facility has the flexibility to coat numerous substrates using novolac or resole resin technology. Sand can be received and shipped both by truck and rail to help meet customer requirements. One of the competitive strengths of the facility is the capability to ship by the BNSF and Canadian Pacific railroads both being Class I railroads serving many key locations throughout United States.
By the end of 2012, the Rochelle facility produced and qualified resin coated sand that meets standards for the oil and gas market. The facility has the potential to add process lines and service other markets as customer demands evolve and grow. This facility became fully operational in the first quarter of 2013.
In the first quarter of 2014, we completed modifications to the Rochelle facility which enable it to function, in part, as a transload as well as being unit train capable. These changes now enable the plant to ship raw sand to multiple destinations across the country.
Sparta, Wisconsin
The Sparta property was acquired on December 30, 2011, and site development began in April 2012.
The Sparta deposit contains over 36 million tons of proven ore reserves. The geology is comprised of high purity sands of the Wonewoc Formation. The Wonewoc Sandstone Formation is known for its round, coarse grains and superior crush strength properties, which makes it an ideal substrate for oil and gas proppants. The Sparta property is located 25 miles northeast of La Crosse; approximately 120 miles northwest of Madison, WI; and is readily accessible by both Interstate 90 and the Canadian Pacific railroad. In accordance with the conditional use permit, finished products will only be shipped in bulk by rail.
Voca, Texas
Our surface mines at the Voca facility use propane and electricity to produce whole grain silica through hard rock mining. The majority of reserves in Voca are sandstones of the Middle and Lower Hickory members of the Riley Formation in central Texas. The facility is located approximately 110 miles northwest of Austin, TX in McCulloch County and is accessible by state highways.
We acquired the Voca facility upon the closing of our Cadre Services, Inc. acquisition in July 2014. The fully automated, state-of-the-art facility became operational in 2011 and features one of the industry’s largest on-site storage capacities. The plant was recently expanded in 2014 and produces a range of API/ISO certified frac sand grades. The Voca plant’s location in central Texas allows it to economically serve oil & gas customers in the Permian basin. Once product is processed, it is shipped primarily by customer truck.
Utica, Illinois
Our surface mine at the Utica facility will use natural gas and electricity to produce whole grain silica products through surface mining. The reserves are part of the St. Peter Formation sandstone that was deposited with the Illinois Basin some 450 million years ago. The facility is located approximately 80 miles southwest of Chicago and is accessible by major highways including U.S. Interstate 80.
Batesville, Arkansas
Whitebuck is a sandstone deposit with over 34 million tons of probable reserves near the town of Batesville, Arkansas. We acquired the reserves in 2010 from White Buck, LLC. There is no facility on the property and it is not currently fully permitted. We received a mine permit in March 2012. The deposit has high purity sandstone and can provide a long-term supplement to the reserves at our Mill Creek operations. The reserves are part of the St. Peter Sandstone deposit, which is part of the same formation being mined at our Ottawa and Pacific operations. The property is located approximately 85 miles northeast of Little Rock and is accessible by highways including state Highways 67 and 167.
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

We categorize our reserves as proven or probable in accordance with these SEC definitions. We estimate that we had a total of approximately 363 million tons of proven and probable mineable mineral reserves as of December 31, 2014. The quantity and nature of the mineral reserves at each of our properties are estimated by our internal geologist and mining engineers. Our internal geologist and mining engineers update our reserve estimates annually, making necessary adjustments for operations at each location during the year and additions or reductions due to property acquisitions and dispositions, quality adjustments and mine plan updates. Before acquiring new reserves, we perform surveying, drill core analysis and other tests to confirm the quantity and quality of the acquired reserves. In some instances, we acquire the mineral rights to reserves without actually taking ownership of the properties.

Description of Deposits
The following is a description of the nature of our silica sand, clay and aplite deposits for each of our reserve locations:
Ottawa, Illinois
The deposit has a minimum silica (SiO2) content of 99%. The controlling attributes are iron (Fe2O3) content and grain size distribution. Iron is concentrated near the surface, where orange iron staining is evident and also increases where the bottom contact becomes concentrated in iron pyrite. Maximum average full face iron content is 0.045%. The deposit tends to run a coarser grain size distribution in the top half of deposit.
Mill Creek, Oklahoma
The deposit has a minimum silica (SiO2) content of 99%. The controlling attributes are iron (Fe2O3) content, calcium (CaO) content and grain size distribution. The sand/overburden contact is occasionally concentrated in calcium and any sand with greater than 0.30% CaO is removed during the overburden removal process. Sand with iron greater than 0.025% Fe2O3 is not mined.
Pacific, Missouri
The deposit has a minimum silica (SiO2) content of 99%. The controlling attributes are iron (Fe2O3) and calcium (CaO) content. Calcium can be concentrated at the upper sand contact with overlying carbonate cap rock. This enriched calcium zone is known from drill sample results and is stripped during the overburden removal process. Average full mining face washed sand samples are less than 0.03% iron and 0.05% calcium.
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
Columbia, South Carolina
The deposit has a minimum silica (SiO2) content of 99%. The controlling attributes are iron content (Fe2O3) and percentage of clay/slimes. Clay content increases at depth and generally the pit bottom follows a marker bed at 250-foot elevation where clay content is in excess of 11%. Sand having iron values greater than 0.03% is not mined.
Montpelier, Virginia
The Montpelier anorthosite contains andesine feldspar which is mined and processed to create an alumina rich product. The general term aplite is used to denote the product. The controlling attributes are titanium (TiO2), aluminum (AI2O3), iron (Fe2O3) and phosphorous (P2O5).
The Montpelier anorthosite is approximately 1,000 million years in age and intruded into the older Precambrian Sabot Gneiss. The overall dome shape of the orebody has been altered by multiple structural and metamorphic events that result in the present day foliated and folded deposit. The deposit is highly weathered and soft near the surface. Hardness and strength increase with depth.

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
Sparta, Wisconsin
The deposit has a minimum silica (SiO2) content of 99%. The controlling attributes are sand grain crush strength and size distribution. A thin layer of silt overlies the 50 to 100 foot thick sand deposit. The deposit is unconsolidated and well graded with the majority of silica grains being in the 20/70 mesh size range.
Batesville, Arkansas
The deposit has a minimum silica (SiO2) content of 99%. The controlling attribute is iron (Fe2O3) content. The deposit has two horizons; a low iron horizon where sand has less than 0.009% Fe2O3 and a regular iron horizon where sand has greater than 0.009% Fe2O3.
Voca, TX
The deposit has a minimum silica (SiO2) content of 99%. The controlling attributes are sand grain crush strength and size distribution.
The majority of the sand reserves are hosted within the Hickory Sandstone, the basal member of the Riley Formation. The Cambrian age Hickory sandstone member consists chiefly of yellow, brown, or red sandstone overlying Pre-Cambrian granites. The Hickory Sandstones occur at or near the surface throughout the western portion of the property.
Mineral Rights
The mineral rights and access to mineral reserves for the majority of our operations are secured through land that is owned in fee. There are no underlying agreements and/or royalties associated with these lands. The operations in this category include: Berkeley Springs, Dubberly, Jackson, Kosse, Mauricetown, Montpelier, Ottawa, Pacific, Batesville, Rockwood, Sparta, and Voca.
The mineral rights and access to mineral reserves at our Mill Creek operation are a combination of land owned in fee that includes a non-participating royalty payment of 7 cents to 35 cents per saleable ton that was contractually negotiated with and paid to the original sellers of the property that covers 88% of the reserves and a lease agreement on one property that involves an annual minimum payment of $50 thousand and a production royalty payment of 55 cents per saleable ton on the remaining 12% of reserves.
The Columbia operation mineral reserves and rights are secured under a long-term mineral lease. The lease expires in 2033 and includes an annual minimum payment of $175 thousand and a production royalty of 5.5% of the gross revenue.

The Hurtsboro operation mineral reserves and rights are secured under two mineral leases. The majority of the reserves are under a long-term lease that expires in 2019 and includes an annual minimum payment of $8 thousand and a production royalty payment of 3% of weighted average selling price. The second mineral lease expires in 2015 and includes an annual minimum payment of $15 thousand and a production royalty of 3.35% of the weighted average selling price. The mineral leases have been renewed in the past, and it is expected that if mining is still occurring on this property we will have no problem negotiating an extension of these leases.
The Mapleton Depot operation mineral reserves and rights are secured under two long-term mineral leases that expire in 2025 but may continue thereafter on a year-to-year basis if mining is still occurring. Annual minimums are $1thousand, and production royalty payments are either 6.5% of free on board pit price or 0.255 cents per mined ton, whichever is higher.
None of our operations are on government land and, accordingly, we do not have any mineral rights or associated mining claims.

Summary of Reserves
The following table provides information on our 15 production facilities that have reserves, and a currently undeveloped site in Batesville, Arkansas, as of December 31, 2014. Included is the location and area of the facility; the type, amount and ownership status of its reserves; and the primary end markets that it serves. Our facility in Rochelle, Illinois has no reserves.

Mine/Plant Location	Owned/ Leased	Area	Proven Reserves	Probable Reserves	Combined Proven and Probable Reserves	2014 Tons Mined	Primary End Markets Served
		(in acres)		(amounts in thousands of tons)
Ottawa, IL	Owned	1,781 owned	67,566	40,468	108,034	3,937	Oil and gas proppants, glass, chemicals and foundry
Voca, TX	Owned	1,061 owned	36,500	41,900	78,400	1,300	Oil and gas proppants
Sparta, WI	Owned	520 owned	28,313	2,740	31,053	3,038	Oil and gas proppants
Mill Creek, OK	Owned/Leased	2,214 owned 10 mineral lease	—	16,417	16,417	1,581	Oil and gas proppants, glass, foundry and building products
Pacific, MO	Owned	524 owned	17,992	7,994	25,986	782	Oil gas proppants, glass, foundry and fillers and extenders
Berkeley Springs, WV	Owned	4,435 owned	1,904	—	1,904	603	Glass, building products and fillers and extenders
Mapleton Depot, PA	Owned/ Leased	1,761 owned 194 mineral lease 98 access lease	620	10,000	10,620	766	Glass and building products
Kosse, TX (1)	Owned	960 owned 118 mineral lease	11,420	—	11,420	462	Glass, building products and fillers and extenders
Mauricetown, NJ	Owned	1,279 owned	12,349	—	12,349	132	Filtration, foundry and building products
Columbia, SC	Leased	648 lease 204 owned	5,997	—	5,997	413	Glass, building products and fillers and extenders
Montpelier, VA (2)	Owned	824 owned	—	13,705	13,705	248	Glass and building products
Rockwood, MI (3)	Owned	872 owned	6,563	—	6,563	—	Glass and building products
Jackson, TN	Owned	132 owned	242	725	967	164	Fiberglass and building products
Dubberly, LA	Owned	356 owned 25 tailings lease	4,174	—	4,174	247	Glass, foundry and building products
Batesville, AR	Owned	477 owned	—	34,732	34,732	—	—
Hurtsboro, AL	Leased	117 owned 1,108 mineral lease	890	—	890	169	Foundry and building products
Total			194,530	168,681	363,211	13,842

(1)	Kosse’s reserves are comprised of 8,003 tons of silica sand (70%) and 3,417 tons of kaolin clay (30%).

(2)	Montpelier’s reserves are comprised entirely of the mineral aplite.

(3)	Rockwood’s products were produced from ore sourced from a third party. It did not mine any of its reserves in 2014.

Our Transload Facilities
In order to expand our supply chain network and leverage our logistics capabilities to meet our customers’ needs in oil and gas basins, we continue to expand our transload network to ensure product is available to meet the in-basin needs of our customers. This approach allows us to provide strong customer service and puts us in a position to take advantage of opportunistic spot market sales. As of December 31, 2014, we have 34 transload facilities strategically located in or near major shale basins in the United States. All 34 transload facilities are operated by third-party transload service providers via service agreements, which generally have terms ranging from 2 to 5 years. We do not own any of these facilities, except our San Antonio, Texas and Odessa, Texas transloads. Through our storage facility in San Antonio, Texas, as well as our partnership with a number of key transload operating partners, we now have storage capacity near all of the major shale basins in the United States.
The map below shows the location of our transload facilities and our production facilities:
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
As a result of the above developments, the filing rate of new claims against us over the past few years has decreased to below pre-2001 levels, and we were named as a defendant in two, three and one new silicosis cases filed in 2012, 2013 and 2014, respectively. As of February 25, 2015, there were a total of 86 active silica-related products liability claims pending in which we were a defendant and 1,060 inactive claims. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media, and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for both our predecessors that cover certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to various insurance). As a result of a settlement with a former owner and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf.
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
The following table sets forth for the indicated periods, the high and low sales prices, per share, for our common stock on the NYSE.

	Sales Price
	High	Low
Fiscal 2014
First Quarter	$38.17	$26.25
Second Quarter	$55.44	$38.36
Third Quarter	$71.95	$54.50
Fourth Quarter	$60.76	$23.69
Fiscal 2013
First Quarter	$26.53	$16.53
Second Quarter	$23.57	$19.80
Third Quarter	$25.37	$19.63
Fourth Quarter	$35.78	$26.00
Holders of Record
On February 24, 2015, there were 53,324,845 shares of our common stock outstanding, which were held by approximately 53 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. For additional information related to ownership of our stock by certain beneficial owners and management, refer to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
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
In 2013 and 2014, we declared dividends as follows:

Dividend declared	Dividends per common share
April 2013	$0.125
July 2013	$0.125
October 2013	$0.125
February 2014	$0.125
April 2014	$0.125
July 2014	$0.125
October 2014	$0.125

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
From time to time, we repurchase our common stock in the open market pursuant to programs approved by the Board. We may repurchase our common stock for a variety of reasons, such as to offset dilution related to equity-based incentives and to optimize our capital structure.
In June 2012, the Board authorized us to repurchase up to $25.0 million of our common stock for a period of 18 months. The Board has extended this authorization through December 11, 2015. On December 22, 2014 the Board authorized an increase in the Company's share repurchase program from $25 million to up to $50 million. We are authorized to repurchase, from time to time, shares of our outstanding common stock on the open market or in privately negotiated transactions. Stock repurchases will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any additional amount of our common stock under the program. We intend to make all repurchases in compliance with applicable regulatory guidelines and to administer the plan in accordance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. As part of the program, as of December 31, 2014, we have repurchased 118,961 shares of our common stock at an average price of $13.21 and are authorized to repurchase up to an additional $48.4 million of our common stock.
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
The following table presents the total number of shares of our common stock that we purchased during the fourth quarter of 2014, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period pursuant to our June 2012 share repurchase program:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 2014	602	(2)	$44.90	—
November 2014	365	(2)	$43.53	—
December 2014	18,961		$26.34	18,961
Total	19,928		$38.26	18,961	$48,429,023

(1)
A program covering the repurchase of up to $25.0 million of our common stock was initially announced in June 2012 and was increased to $50.0 million in December 2014. This program expires on December 11, 2015.

(2)	Represents shares withheld by U.S. Silica to pay taxes due upon the vesting of employee restricted stock units.
Subsequent to December 31, 2014, we have repurchased 587,132 shares of our common stock through February 12, 2015 pursuant to a Rule 10b5-1 plan that we executed in December 2014.
Securities Authorized for Issuance under Equity Compensation Plans
The table below contains information about securities authorized for issuance under our 2011 Incentive Compensation Plan (the “2011 Plan”) as of December 31, 2014. The features of the 2011 Plan are disclosed further in Note O to our consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) (1) (C)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	983,054	$22.42	5,740,961
Total	983,054	$22.42	5,740,961

(1)
The aggregate number of shares of common stock which may be issued under the 2011 Plan is subject to automatic increase on the first day of each fiscal year beginning in 2012 and ending in 2019 by the lesser of (1) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or (2) such lesser number of shares as determined by the Compensation Committee.

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

	Year Ended December 31,
	2014(4)	2013	2012(3)	2011	2010
	(amounts in thousands, excluding per share and per ton figures)
Statement of Operations Data:
Sales	$876,741	$545,985	$441,921	$295,596	$244,953
Operating income	176,167	111,241	118,988	60,803	45,991
Income before income taxes	158,723	96,017	109,805	37,415	13,721
Net income	121,540	75,256	79,154	30,253	11,392
Earnings per share - basic:	$2.26	$1.42	$1.50	$0.61	$0.23
Earnings per share - diluted	$2.23	$1.41	$1.50	$0.61	$0.23
Cash dividends declared per common share	$0.50	$0.38	$0.50	—	—
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$171,411	$46,451	$100,950	$42,565	$36,738
Investing activities	(190,906)	(135,113)	(104,461)	(66,639)	(15,163)
Financing activities	$208,520	$105,896	$5,334	$18,773	$28,451
Other Financial Data:
Capital expenditures	$92,609	$60,470	$105,719	$66,745	$15,241
Operating Data:
Total tons sold	10,927	8,161	7,170	6,289	5,965
Average selling price (per ton)	$80.24	$66.90	$61.63	$47.00	$41.07
Segment cost of goods sold (per ton)(1)	51.20	42.04	34.62	28.81	26.49
Oil & Gas Proppants:
Sales	662,770	347,439	243,765	107,074	69,556
Segment contribution margin(2)	256,137	145,916	140,070	67,590	43,118
Industrial & Specialty Products:
Sales	213,971	198,546	198,156	188,522	175,397
Segment contribution margin(2)	$61,102	$56,983	$53,601	$53,013	$46,031
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$342,424	$153,236	$61,022	$59,199	$64,500
Total assets	1,238,153	863,461	686,810	605,796	508,534
Total long-term debt, including current portion	502,297	371,451	255,425	261,789	238,442
Total liabilities	834,337	554,167	455,116	483,862	410,970
Total stockholders’ equity	$403,816	$309,294	$231,694	$121,934	$97,564

(1)	Segment cost of goods sold (per ton) equal cost of goods sold including shipping cost, divided by total tons sold.

(2)
In the second quarter of 2011 we changed our segment reporting structure to two segments 1) Oil & Gas Proppants and 2) Industrial & Specialty Products, and recast the historical financial statements presented within this report and as required by GAAP. See Note U - Segment Reporting to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

(3)	2012 financial data above include impact of our initial public offering ("IPO"), including proceeds received and additional charges incurred.

(4)
We acquired Cadre on July 31, 2014, and included Cadre's financial position and results of operations in our 2014 financial information above. As a result, our 2014 financial information may not be comparable to prior years. See Note E - Business Combinations to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more information related to this acquisition.

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
Overview
We are one of the largest domestic producers of commercial silica, a specialized mineral that is a critical input into a variety of attractive end markets. During our 114 year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 260 products to customers across these markets. As of December 31, 2014, we operate 17 facilities across the United States and control 363 million tons of reserves. We own one of the largest frac sand processing plants in the United States. We control approximately 179 million tons of reserves that can be processed to meet American Petroleum Institute (API) frac sand size specifications. Our operations are organized into two segments based on end markets served: (1) Oil & Gas Proppants and (2) Industrial & Specialty Products.
Our segments are complementary because our ability to sell to a wide range of customers across end markets allows us to maximize recovery rates in our mining operations, optimize our asset utilization and reduce the cyclicality of our earnings. We focus on building and operating facilities with low delivered cost that will allow us to be successful through the cyclicality. Our large-scale production, diverse and high-quality reserve base, geographically advantaged footprint and strong customer reputation have made us a preferred commercial silica supplier to our customers.
Acquisition
On July 31, 2014, we completed our acquisition of Cadre Services, Inc. ("Cadre"), a leading regional sand mining company based in Voca, Texas. Cadre operates a single frac sand mine and plant, with an annual demonstrated capacity of about 800,000 tons per year of Premium Hickory® sand and more than 65 years of high-quality reserves. This acquisition allows customers to ship directly to the wellheads in the Permian Basin by truck, providing a delivered cost advantage, and generated synergies and positively impacted our results of operations for the year ended December 31, 2014. See accompanying Note E - Business Combination to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for pro forma results and other details regarding this acquisition.
Recent Trends and Outlook
Oil and gas proppants end market trends
The recent increased demand for frac sand has been driven by the growth in the use of hydraulic fracturing as a means to extract hydrocarbons from shale formations. According to the 2013 Proppant Market Report, PropTester Inc., published February 2014, global frac sand demand grew at a 35.5% compound annual growth rate from 2008 to 2013. This included 29.3% growth in frac sand demand from 2012 to 2013. We significantly expanded our sales efforts to the frac sand market in 2008 and have since experienced rapid growth in our sales associated with our oil and gas activities.
According to the February 2015 “Proppant IQ” proppant market analysis report published by PacWest Consulting Partners, LLC (“PacWest”), 2015 frac sand demand is forecasted to be approximately 42.9 million tons, a 14% decrease compared to 49.8 million tons for 2014. Further, the report has forecasted a 6% decrease in the compound annual growth rate for North American frac sand in between 2014 and 2016. We also believe the industry may experience temporary fluctuations in demand and price as the market adjusts to changing supply and demand due to energy pricing fluctuations. Recent declines in oil prices have reduced oil and gas drilling activity in North America. However, we continue to expect long-term growth in oil and gas drilling in North American shale basins.
Oil and natural gas exploration and production companies' and oilfield service providers’ preferences and expectations have been evolving in recent years. A proppant vendor’s logistics capabilities have become an important differentiating factor when competing for business, on both a spot and contract basis. Many of our customers increasingly seek convenient in-basin proppant delivery capability from their proppant supplier. We believe that, over time, proppant customers will prefer to consolidate their purchases across a smaller group of suppliers with robust logistics capabilities and a broad offering of high performance proppants.
Industrial and specialty products end market trends
Demand in the Industrial & Specialty Products end markets is relatively stable and is primarily influenced by key macroeconomic drivers such as housing starts, light vehicle sales, repair and remodel activity and industrial production. The economic downturn beginning in 2008 decreased demand in the foundry, building products and glassmaking end markets, however, the recent economic recovery has significantly increased demand in these same end markets. The primary end markets served by our production used in Industrial & Specialty Products are foundry, building products, sports and recreation, glassmaking and filtration.
How We Generate Our Sales
We derive our sales by mining and processing minerals that our customers purchase for various uses. Our sales are primarily a function of the price per ton and the number of tons sold. The price invoiced reflects product, transportation and additional services as applicable, such as storage and transloading the product from railcars to trucks for delivery to the customer site. We invoice the majority of our clients on a per shipment basis, although for some larger customers, we consolidate invoices weekly or monthly. Our top 10 largest customers accounted for approximately 57% of total sales during the year ended December 31, 2014. Sales to our largest customer, Schlumberger N.V., accounted for 14% of our total revenues during the year ended December 31, 2014.
We primarily sell our products under short-term price agreements or at prevailing market rates. For a number of customers, we sell under long-term, competitively-bid take-or-pay supply contracts. As of December 31, 2014, we have 11 take-or-pay supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2015 and 2019. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge and our customers will pay for each product. As discussed in Part I, Item 1A, “Risk Factors—A large portion of our sales is generated by our top customers, and the loss of, or significant reduction in, purchases by our largest customers could adversely affect our operations,” these customers may not continue to purchase the same levels of product in the future due to a variety of reasons, contract requirements notwithstanding. Prices under these agreements are generally fixed but may be subject to upward adjustment in response to certain cost increases. Additionally, at the time the take-or-pay supply agreements were signed, some customers provided advance payments for future shipments. A percentage of these advance payments was recognized as revenue with each ton of applicable product shipped to the customer. Collectively, sales to customers with take-or-pay supply agreements accounted for 51% and 45% of our total company revenue during the years ended December 31, 2014 and 2013, respectively. Although sales under take-or-pay supply agreements, as opposed to short-term price agreements or at prevailing spot market rates, result in us realizing lower margins than we otherwise might during periods of high market prices, we believe such lower margins are offset by the benefits derived from the product mix and sales volume stability afforded by such supply agreements, which helps us lower market risk arising from adverse changes in spot prices and market conditions. Additionally, selling more tons under supply contracts also enables us to be more efficient from a production, supply chain and logistics standpoint.
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
Segment contribution margin is not a measure of our financial performance under GAAP and should not be considered an alternative to measures derived in accordance with GAAP. For more details on the reconciliation of segment contribution margin to its most directly comparable GAAP financial measure, income (loss) before income taxes, see Note U - Segment Reporting to our Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Adjusted EBITDA
Adjusted EBITDA, a non-GAAP measure, is included in this report because it is a key metric used by management to assess our operating performance and by our lenders to evaluate our covenant compliance. Payouts under our incentive compensation plan are tied, in part, to our Adjusted EBITDA. In addition, our Revolver contains a consolidated total net leverage ratio that we must meet as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 25% of the Revolver commitment, which is calculated based on our Adjusted EBITDA. Noncompliance with the financial ratio covenant contained in the Revolver could result in the acceleration of our obligations to repay all amounts outstanding under the Revolver and the Term Loan. Moreover, the Revolver and the Term Loan contain covenants that restricted, subject to certain exceptions, our ability to make permitted acquisitions, incur additional indebtedness, make restricted payments (including dividends) and retain excess cash flow based, in some cases, on our ability to meet leverage ratios calculated based on our Adjusted EBITDA.
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

	Year Ended December 31,
	2014	2013	2012
	(amount in thousands)
Net income	$121,540	$75,256	$79,154
Total interest expense, net of interest income	17,868	15,241	13,615
Provision for taxes	37,183	20,761	30,651
Total depreciation, depletion and amortization expenses	45,019	36,418	25,099
EBITDA	221,610	147,676	148,519
Non-cash deductions, losses and charges (1)	198	464	379
Loss on early extinguishment of debt (2)	—	480	—
Non-cash incentive compensation (3)	7,487	3,039	2,330
Post-employment expenses (excluding service costs) (4)	1,730	2,071	1,794
Business development related expenses(5)	11,450	1,430	1,042
Other adjustments allowable under our existing credit agreements (6)	3,738	5,531	(3,475)
Adjusted EBITDA	$246,213	$160,691	$150,589

(1)
Includes non-cash deductions, losses and charges arising from adjustments to estimates of a future litigation liability and the decision by our hourly workforce at our Rockwood facility to withdraw from a pension plan administered by a third party.

(2)	Includes write-offs of debt issuance costs, legal fees and a prepayment penalty related to the early extinguishment of debt.
(3)	Includes vesting of incentive equity compensation issued to our employees.
(4)
Includes net pension cost and net post-retirement cost relating to pension and other post-retirement benefit obligations during the applicable period, but in each case excluding the service cost relating to benefits earned during such period. See Note R - Pension and Post-retirement Benefits to our Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

(5)	Expenses related to business development activities related to our growth and expansion initiatives.
(6)
Reflects miscellaneous adjustments permitted under our existing credit agreement, including such items as purchase accounting adjustments, one-time litigation fees, expenses related to debt refinancing, offerings of our common stock by our former controlling shareholder, employment agency fees.

Results of Operations
Sales

	For the Years Ended December 31,			Percent Change
	2014	2013	2012	’14 vs. ‘13	’13 vs. ‘12
	(amounts in thousands)
Sales
Oil & Gas Proppants	$662,770	$347,439	$243,765	91%	43%
Industrial & Specialty Products	213,971	198,546	198,156	8%	—%
Total Sales	$876,741	$545,985	$441,921	61%	24%
Tons:
Oil & Gas Proppants	6,736	4,078	2,919	65%	40%
Industrial & Specialty Products	4,192	4,084	4,251	3%	(4)%
Total Tons	10,927	8,161	7,170	34%	14%
2014 vs. 2013
Total sales increased $330.8 million, or 61%, to $876.7 million for the year ended December 31, 2014 compared to $546.0 million for the year ended December 31, 2013. The increase was driven by a 34% increase in tons sold and a 20% increase in average selling price for the year ended December 31, 2014. For the year ended December 31, 2014, tons sold in-basin through transloads represented 38% of total company tons sold, compared to 25% for the year ended December 31, 2013. The increases were due to customer demand for our proppants at transload locations close to oil and gas customer drilling sites.
The increase in total sales was mainly driven by Oil & Gas Proppants sales, which increased $315.3 million, or 91%, to $662.8 million for the year ended December 31, 2014 compared to $347.4 million for the year ended December 31, 2013. Oil & Gas Proppants tons sold increased 65% due to year over year growth in the demand for our frac sands. The average selling price for Oil & Gas Proppants increased 15% for the year ended December 31, 2014 due to increased tons sold through transloads as a percentage of total tons sold and due to higher price driven by year over year demand.
Industrial & Specialty Products sales increased $15.4 million, or 8%, to $214.0 million for the year ended December 31, 2014, compared to $198.5 million for the year ended December 31, 2013. Tons sold grew 3% and average selling price increased 4% for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increases were primarily driven by year over year growth in demand.
2013 vs. 2012
Total sales increased $104.1 million, or 24%, to $546.0 million for the year ended December 31, 2013 compared to $441.9 million for the year ended December 31, 2012. Oil & Gas Proppants sales increased by $103.7 million, accounting for nearly all of the total growth. Overall, average realized price increased 9% and volumes increased 14% from the comparable prior period.
Oil & Gas Proppant sales increased $103.7 million, or nearly 43%, to $347.4 million for the year ended December 31, 2013 compared to $243.8 million for the year ended December 31, 2012. The growth in sales revenue was due to an overall increase in tons of product sold as well as a higher proportion of sales through transloads. Volume increased 40% driven by year over year growth in the demand for our frac sands. Average product selling price increased 2% due to higher volumes sold through transloads.
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

Cost of Goods Sold
2014 vs. 2013
Cost of goods sold increased by $218.0 million, or 63%, to $566.6 million for the year ended December 31, 2014 compared to $348.6 million for the year ended December 31, 2013. This increase resulted from more tons sold and from higher transportation and related costs. As a percentage of sales, costs of goods sold increased from 64% for the year ended December 31, 2013 to 65% for the year ended December 31, 2014. These changes result from the main components of cost of goods sold as discussed below.
We incurred $312.7 million of transportation and related costs for the year ended December 31, 2014 compared to $169.8 million for the year ended December 31, 2013. The increased transportation and related costs incurred were due to increased tons sold through transloads. As a percentage of sales, transportation and related costs increased to 36%, when compared to 31% for the year ended December 31, 2013 due to an increase in tons sold through transloads as a percentage of total tons sold.
We incurred $74.3 million of operating labor costs for the year ended December 31, 2014 compared to $61.1 million for the year ended December 31, 2013. The increase in labor costs incurred was due to producing and selling more tons. As a percentage of sales, operating labor costs decreased to 9% for the year ended December 31, 2014 compared to 11% for the year ended December 31, 2013, mainly due to an increase in average selling price.
We incurred $32.8 million of electricity and drying fuel (principally natural gas) costs for the year ended December 31, 2014 compared to $25.6 million for the year ended December 31, 2013. The increases in electricity and drying fuel costs incurred were due to higher production volume. As a percentage of sales, electricity and drying fuel costs decreased to 4% for the year ended December 31, 2014 compared to 5% for the year ended December 31, 2013.
We incurred $37.4 million of maintenance and repair costs for the year ended December 31, 2014 compared to $22.5 million for the year ended December 31, 2013. The increases in maintenance and repair costs incurred were due to higher production volume. As a percentage of sales, maintenance and repair costs represented 4% for the year ended December 31, 2014 compared to 3% for the year ended December 31, 2013.
2013 vs. 2012
For the year ended December 31, 2013, cost of goods sold increased $92.0 million, or 36% to 348.6 million compared to 256.5 million for the year ended December 31, 2012.
We incurred $169.8 million of transportation and related costs for the year ended December 31, 2013 compared to $90.8 million for the year ended December 31, 2012. The increased transportation and related costs incurred were due to increased tons sold through transloads. As a percentage of sales, transportation and related costs increased to 31%, when compared to 21% for the year ended December 31, 2012 due to an increase in tons sold through transloads as a percentage of total tons sold.
We incurred $61.1 million of operating labor costs for the year ended December 31, 2013 compared to $54.9 million for the year ended December 31, 2012. The increase in labor costs incurred were due to producing and selling more tons. As a percentage of sales, operating labor costs decreased to 11% for the year ended December 31, 2013 compared to 12% for the year ended December 31, 2012, mainly due to an increase in average selling price.
We incurred $25.6 million of electricity and drying fuel (principally natural gas) costs for the year ended December 31, 2013 compared to $21.3 million for the year ended December 31, 2012. The increases in electricity and drying fuel costs incurred were due to higher production volume. As a percentage of sales, electricity and drying fuel costs were 5% for both the year ended December 31, 2013 and the year ended December 31, 2012.
We incurred $22.5 million of maintenance and repair costs for the year ended December 31, 2013 compared to $22.8 million for the year ended December 31, 2012. Maintenance and repair costs stayed relatively flat year over year. As a percentage of sales, maintenance and repair costs represented 4% for the year ended December 31, 2013 compared to 5% for the year ended December 31, 2012.

Segment Contribution Margin
2014 vs. 2013
Oil & Gas Proppants contribution margin increased by $110.2 million or 76%, to $256.1 million for the year ended December 31, 2014 compared to $145.9 million for the year ended December 31, 2013. Increases were driven by the following specific factors: increased sales due to an increase in tons of product sold driven by continued year over year growth in demand for our frac sands, as well as an increase in average selling price due to increased tons sold through transloads and due to higher prices driven by year over year demand, partially offset by increased cost of goods sold per ton mainly due to additional transportation and handling costs driven by increased tons sold through transloads.
Industrial & Specialty Products contribution margin increased by $4.1 million, or 7%, to $61.1 million for the year ended December 31, 2014 compared to $57.0 million for the year ended December 31, 2013, due to increased sales volume and average selling price driven by growth in demand, partially offset by increased cost of goods sold.
2013 vs. 2012
For the year ended December 31, 2013, Oil & Gas contribution margin increased by $5.8 million, or 4%, to 145.9 million compared to $140.1 million for the year ended December 31, 2012. The factors driving this increase are the same factors noted above in the December 31, 2014 versus December 31, 2013 Oil & Gas contribution margin discussion.
For the year ended December 31, 2013, Industrial & Specialty products contribution margin increased by $3.4 million, or 6% to $57.0 million for the year ended December 31, 2012. The factors driving this increase are the same factors noted above in the December 31, 2013 versus December 31, 2012 Industrial and Specialty Products contribution margin discussion.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $39.2 million, or 79%, to $89.0 million for the year ended December 31, 2014 compared to $49.8 million for the year ended December 31, 2013. The increases were mainly driven by an increase in compensation expense of $22.0 million year-over-year. Bad debt expense increased by $8.8 million to $10.2 million for the year ended December 31, 2014, compared to $1.4 million for the year ended December 31, 2013, due to an increase in our sales during 2014 and an increase in our allowance for doubtful accounts. The increase in the allowance was based on our assessment of certain customers’ current ability to pay their obligations to us as of December 31, 2014. Additionally, business development expense also increased by $10.0 million to $11.5 million for the year ended December 31, 2014, compared to $1.4 million for the year ended December 31, 2013 due to our growth and expansion initiatives. In total, our selling, general and administrative costs represented approximately 10% of our sales for the year ended December 31, 2014 compared to 9% for the year ended December 31, 2013.
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
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense increased by $8.6 million, or 24%, to $45.0 million for the year ended December 31, 2014 compared to $36.4 million for the year ended December 31, 2013. Year over year increases were driven by continued capital spending associated with our growth and capacity expansion initiatives combined with increased depletion due to additional volume of mined silica sands. We expect depreciation, depletion and amortization expense to continue to grow due to anticipated capital spending in 2015. Depreciation, depletion and amortization costs represented approximately 5% of our sales for the year ended December 31, 2014 compared to 7% for the year ended December 31, 2013.
Depreciation, depletion and amortization expense was $36.4 million and $25.1 million for the years ended December 31, 2013 and December 31, 2012, respectively. Year over year increases were primarily driven by capital spending associated company growth and capacity expansion initiatives combined with increased depletion due to additional volume of mined silica sands. Depreciation, depletion and amortization costs represented approximately 7% of our sales for the year ended December 31, 2014 compared to 6% for the year ended December 31, 2012.

Operating Income
Operating income increased by $64.9 million, or 58% to $176.2 million for the year ended December 31, 2014 compared to $111.2 million for the year ended December 31, 2013. The increases were primarily due to a 61% increase in sales, partially offset by a 63% increase in cost of goods sold and a 55% increase in operating expenses for the year ended December 31, 2014.
Operating income decreased $7.8 million, or 7%, to $111.2 million for the year ended December 31, 2013 compared to $119.0 million for the year ended December 31, 2012 due to a 36% increase in cost of goods sold and a 30% increase in operating expenses, partially offset by a 24% increase in sales.
Interest Expense
Interest expense increased by $2.9 million, or 19%, to $18.2 million for the year ended December 31, 2014 when compared to $15.3 million for the year ended December 31, 2013, mainly due to interest expense related to the deferred revenue we received in the third and fourth quarter of the fiscal year.
Interest expense increased $1.5 million, or 11%, to $15.3 million for the year ended December 31, 2013 compared to $13.8 million for the year ended December 31, 2012 due to the increase in long-term debt.
Provision for Income Taxes
The provision for income taxes increased by $16.4 million, or 79%, to $37.2 million for the year ended December 31, 2014 when compared to $20.8 million for the year ended December 31, 2013. The increases were driven by a higher effective tax rate and increased pre-tax book income. The effective tax rate was 23.4% for the year ended December 31, 2014, compared to 21.6% for the year ended December 31, 2013. See Note Q - Income Tax to our Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for information related for more information.
The provision for income taxes decreased $9.9 million, or 32%, to $20.8 million for the year ended December 31, 2013, compared to $30.7 million for the year ended December 31, 2012 due to a decrease in pre-tax income of 13%.
Historically, our actual effective tax rates have been lower than the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes.
Net Income/Loss
Net income was $121.5 million, $75.3 million and $79.2 million for the years ended December 31, 2014, 2013 and 2012. The year over year fluctuations were due to the factors noted above.
Liquidity and Capital Resources
Overview
Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to return cash to our stockholders, and to finance acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through cash on hand or borrowings under our credit facilities and equity investments. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of December 31, 2014, our working capital was $416.1 million and we had $46.8 million of availability under the Revolver. See “Credit Facilities—Revolver.”
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

Cash Flow Analysis
A summary of operating, investing and financing activities is shown in the following table:

	As of December 31,			Percent Change
	2014	2013	2012	’14 vs. ‘13	’13 vs. ‘12
	(amounts in thousands)
Net cash provided by (used in):
Operating activities	$171,411	$46,451	$100,950	>100%	(54)%
Investing activities	(190,906)	(135,113)	(104,461)	41%	29%
Financing activities	208,520	105,896	5,334	97%	>100%
Net Cash Provided by Operating Activities
Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred revenue, deferred income taxes, equity-based compensation and the effect of working capital changes.
Net cash provided by operating activities was $171.4 million for the year ended December 31, 2014 compared to $46.5 million for the year ended December 31, 2013. This $124.9 million increase in cash provided by operations was primarily the result of the following factors: a $46.3 million increase in net income; a $24.4 million decrease in inventory changes mainly due to more inventory sold than produced; a $50.0 million change in accounts payable and accrued liabilities due to increased expenses and extended payment terms; a change in income tax payable of $20.2 million, mainly due to a federal tax extension payment of $19.6 million for the 2012 tax year paid in March 2013; an $8.6 million increase in depreciation, depletion and amortization and equity-based compensation; partially offset by a change in accounts receivable of $29.9 million due to an increase in revenue.
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
Net cash used in investing activities was $190.9 million in the year ended December 31, 2014. This use of cash was due to capital expenditures, which totaled $92.6 million, as well as $98.3 million used for the purchase of Cadre. Capital expenditures in 2014 were made primarily for the engineering, procurement and construction of our Greenfield raw sand plants near Utica, Illinois, and Fairchild, Wisconsin, our new transload facility in Odessa, Texas, our expansion project at our Pacific, Missouri facility and other maintenance capital projects.
Net cash used in investing activities was $135.1 million in the year ended December 31, 2013. This use of cash was due to capital expenditures, which totaled $60.5 million, as well as $75.0 million used for the purchase of short-term investments during the year ended December 31, 2013. Capital expenditures in 2013 were made for the engineering, procurement and construction of our two Greenfield raw sand plants in Sparta, Wisconsin, and Utica, Illinois, for the purchase of an existing silica sand processing facility from Quality Sand Products LLC ("QSP") in Peru, Illinois, for the construction of our transloads, and for maintenance capital.
Net cash used in investing activities was $104.5 million in the year ended December 31, 2012. This use of cash is due to capital expenditures which totaled $105.7 million for the year ended December 31, 2012, partially offset by proceeds of $1.3 million received from the sale of a building and various equipment. Capital expenditures in 2012 were primarily for the construction of our resin coating production facility in Rochelle, Illinois and the engineering, procurement, and construction of a Greenfield raw sand plant in Sparta, Wisconsin.
Subject to our continuing evaluation of market conditions, we anticipate that our capital expenditures in 2015 will be in a range of $100 million to $120 million , which is primarily associated with growth and maintenance capital including the construction of the mine and processing facility in Fairchild, Wisconsin. We expect to fund our capital expenditures through cash on our balance sheet, cash generated from our operations and cash generated from financing activities.

Net Cash Provided by Financing Activities
Financing activities consist primarily of equity issuances, capital contributions, borrowings and repayments related to the Revolver and Term Loan, as well as fees and expenses paid in connection with our credit facilities and outstanding checks to our vendors.
Net cash provided by financing activities was $208.5 million in the year ended December 31, 2014, driven by cash received from an increase in borrowings under our Term Loan of $134.3 million, a $100.0 million advance deposit from a customer and $9.4 million in proceeds from options exercised and excess tax benefit from equity-based compensation partially offset by $26.9 million in dividend payments.
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
Simultaneously with the IPO, GGC Holdings, LLC, our parent and sole stockholder prior to the IPO, contributed to us all of the stock of its wholly-owned subsidiary, GGC RCS Holdings, Inc., whose operating subsidiary was Coated Sand Solutions, LLC. Prior to this transaction, GGC RCS Holdings, Inc. had a $15.0 million note payable to GGC Holdings, which, together with accrued interest of $1.7 million, was converted to an equity contribution by GGC Holdings, simultaneously to the IPO.
Share Repurchase Program
See Note D - Capital Structure and Accumulated Comprehensive Income to our Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for information related to our share repurchase program. Subsequent to December 31, 2014, we have repurchased 587,132 shares of our common stock, payments for which totaled $15.0 million.
Credit Facilities
See Note J - Debt to our Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for information related to our credit facilities.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
As described in Note J - Debt to our Consolidated Financial Statements, on December 5, 2014, we increased our senior secured term loan by $135.0 million utilizing the incremental borrowing feature in our credit agreement. As of December 31, 2014, debt increased by $130.8 million to $502.3 million compared to $371.5 million at December 31, 2013. The increase was primarily due to the incremental borrowing and partially offset by principal repayments of $3.8 million.

As of December 31, 2014, the total of our future contractual cash commitments, including the repayment of our debt obligations under the Term Loan, is summarized as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(amounts in thousands)
Principal payments on long-term debt obligations(1)	$504,375	$5,100	$10,200	$10,200	$478,875
Estimated interest payments on long-term debt	112,891	20,771	40,910	40,067	11,143
Retirement plans	39,590	3,247	4,645	9,785	21,913
Operating lease obligations(2)	173,404	32,178	57,391	45,313	38,522
Minimum purchase obligations(3)	105,516	30,635	39,385	19,496	16,000
Other long-term liabilities(4)	1,770	207	402	398	763
Total Contractual Cash Obligations(5)(6)	$937,546	$92,138	$152,933	$125,259	$567,216

(1)
As of December 31, 2014 we had $502,297, net of unamortized original issue discount, outstanding under the Term Loan. The above table excludes the unamortized original issue discount. See “—Liquidity and Capital Resources—Credit Facilities.”

(2)
We are obligated under certain operating leases for railroad cars, mining properties, mining and processing equipment, office space, transportation and other equipment. Certain of our operating lease arrangements include options to purchase the equipment for fair market value at the end of the original lease term. Annual operating lease commitments are presented in more detail in Note P - Commitments and Contingencies to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

(3)
Minimum purchase obligations include estimated future minimum purchase obligation related to transload service agreements and transportation service agreements. During the year ended December 31, 2014, we paid $128 in shortfall fees under these service agreements.

(4)	Other long-term obligations include estimated future minimum royalty payments provided for under our mineral leases.

(5)	The above table excludes discounted asset retirement obligations in the amount of $11,283 at December 31, 2014, the majority of which have a settlement date beyond 2025.

(6)
We have indemnified underwriters for surety bonds issued on our behalf and are a contingent guarantor on a railcar lease, both of which are excluded from this table. See Note S - Obligations Under Guarantees to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Environmental Matters
We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. We may also from time to time incur fines and penalties associated with noncompliance with such laws and regulations. In particular, on September 8, 2011 we voluntarily disclosed potential violations of air emission permits at our Rockwood, Michigan facility to the EPA and the Michigan Department of Environmental Quality, and while no proceedings have been instituted at this time by either agency we could incur penalties or be subject to other requirements in the future as a result of such potential violations. As of December 31, 2014, we had $11.3 million accrued for future reclamation costs, as compared to $9.4 million as of December 31, 2013.
We discuss certain environmental matters relating to our various production and other facilities, certain regulatory requirements relating to human exposure to crystalline silica and our mining activity and how such matters may affect our business in the future under Item 1, “Business,” Item 1A, “Risk Factors” and Item 3, “Legal Proceedings.”
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported revenues and expenses during the reporting periods. We evaluate these estimates and assumptions on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may materially differ from these estimates.
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
Impairment of Long-Lived Assets
We periodically evaluate whether current events or circumstances indicate that the carrying value of our long-lived assets, including property, plant and mine development, goodwill, trade names and customer relationships, to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. A detailed determination of the fair value may be carried forward from one year to the next if certain criteria have been met. We report an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.
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
Mine Reclamation Costs and Asset Retirement Obligations
We recognize the fair value of any liability for conditional asset retirement obligations, including environmental remediation liabilities when incurred, which is generally upon acquisition, construction or development and/or through the normal operation of the asset, if sufficient information exists to reasonably estimate the fair value of the liability. These obligations generally include the estimated net future costs of dismantling, restoring and reclaiming operating mines and related mine sites, in accordance with federal, state, local regulatory and land lease agreement requirements. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs. The reclamation obligation is based on when spending for an existing environmental disturbance will occur. If the asset retirement obligation is settled for other than the carrying amount of the liability, a gain or loss is recognized on settlement. We review, on an annual basis, unless otherwise deemed necessary, the reclamation obligation at each mine site in accordance with ASC guidance for accounting reclamation obligations.
Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates at inactive mines are reflected in earnings in the period an estimate is revised.

Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recognized at their invoiced amounts and do not bear interest. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. Ongoing credit evaluations are performed. We write-off accounts receivable when they are deemed uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.
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
Employee Benefit Plans
We provide a range of benefits to our employees and retired employees, including pensions and post-retirement healthcare and life insurance benefits. We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions, including discount rates, assumed rates of returns, compensation increases, turnover rates, mortality table, and healthcare cost trend rates. We review the actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As required by U.S. generally accepted accounting principles, the effect of the modifications is generally recorded or amortized over future periods. We believe that the assumptions utilized in recording our obligations under the plans, which are presented in Note R to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, are reasonable based on advice from our actuaries and information as to assumptions used by other employers.
Stock Option Awards
We recognize stock option-based compensation expense in our consolidated statements of income using a fair value based method. Fair value methods use a valuation model for shorter-term, market-traded financial instruments to theoretically value stock option grants even though they are not available for trading and are of longer duration. The Black-Scholes option-pricing model that we use includes the input of certain variables that are dependent on future expectations, including the expected lives of our options from grant date to exercise date, the volatility of our underlying common shares in the market over that time period, and the rate of dividends that we will pay during that time. Our estimates of these variables are made for the purpose of using the valuation model to determine an expense for each reporting period and are not subsequently adjusted. Unlike most of our expenses, the resulting charge to earnings using a fair value based method is a non-cash charge that is never measured by, or adjusted based on, a cash outflow.
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
Recent Accounting Pronouncements
New accounting guidance that we have recently adopted, as well as accounting guidance that has been recently issued but not yet adopted by us, are included in Note B - Summary of Significant Accounting Policies to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks, which exist as a part of our ongoing business operations. We use derivative financial and commodity instruments, where appropriate, to manage these risks. As a matter of policy, we do not engage in trading or speculative transactions. Refer to Note N - Derivative Instruments to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information on our derivative financial instruments.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2014, we have assessed that the impact of the credit valuation adjustments on the overall valuation of our derivative positions is not significant. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

		December 31, 2014				December 31, 2013
	Maturity Date	Contract/Notional Amount		Carrying Amount	Fair Value	Contract/Notional Amount		Carrying Amount	Fair Value
Interest rate cap agreement(1)	2016	$188	million	$5	$5	$188	million	$109	$109

(1)	Agreements limit the LIBOR floating interest rate base to 4%.
We have designated these contracts as qualified cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings. We had no ineffective contracts as of December 31, 2014.
Assuming that LIBOR is greater than the 1.0% minimum base rate on the Term Loan, a hypothetical increase or decrease in interest rates by 1.0% would have changed our interest expense by $1.3 million $0.9 million, $0.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:
U.S. SILICA HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
U.S. Silica Holdings, Inc.
We have audited the accompanying consolidated balance sheets of U.S. Silica Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Silica Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2015 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Baltimore, Maryland
February 25, 2015

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$267,281	$78,256
Short-term investments	75,143	74,980
Accounts receivable, net	120,881	75,207
Inventories, net	66,712	64,212
Prepaid expenses and other current assets	9,267	7,140
Deferred income taxes, net	22,295	17,737
Income tax deposits	746	—
Total current assets	562,325	317,532
Property, plant and mine development, net	565,755	442,116
Debt issuance costs, net	7,211	5,255
Goodwill	68,647	68,403
Trade names	14,914	10,436
Customer relationships, net	6,984	6,120
Other assets	12,317	13,599
Total assets	$1,238,153	$863,461
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Book overdraft	$4,215	$4,659
Accounts payable	85,781	37,376
Dividends payable	6,805	6,709
Accrued liabilities	17,911	10,823
Accrued interest	60	41
Current portion of long-term debt	4,718	3,488
Income tax payable	—	1,037
Current portion of deferred revenue	26,771	—
Total current liabilities	146,261	64,133
Long-term debt	497,579	367,963
Liability for pension and other post-retirement benefits	59,932	36,802
Deferred revenue	64,722	—
Deferred income taxes, net	49,749	71,318
Other long-term obligations	16,094	13,951
Total liabilities	834,337	554,167
Stockholders’ Equity:
Preferred stock	—	—
Common stock	539	534
Additional paid-in capital	191,086	174,799
Retained earnings	232,551	137,978
Treasury stock, at cost	(542)	—
Accumulated other comprehensive loss	(19,818)	(4,017)
Total stockholders’ equity	403,816	309,294
Total liabilities and stockholders’ equity	$1,238,153	$863,461
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share amounts)
Sales	$876,741	$545,985	$441,921
Cost of goods sold (excluding depreciation, depletion and amortization)	566,584	348,567	256,535
Operating expenses
Selling, general and administrative	88,971	49,759	41,299
Depreciation, depletion and amortization	45,019	36,418	25,099
	133,990	86,177	66,398
Operating income	176,167	111,241	118,988
Other (expense) income
Interest expense	(18,202)	(15,341)	(13,795)
Early extinguishment of debt	—	(480)	—
Other income, net, including interest income	758	597	4,612
	(17,444)	(15,224)	(9,183)
Income before income taxes	158,723	96,017	109,805
Income tax expense	(37,183)	(20,761)	(30,651)
Net income	$121,540	$75,256	$79,154
Earnings per share:
Basic	$2.26	$1.42	$1.50
Diluted	$2.23	$1.41	$1.50
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net income	$121,540	$75,256	$79,154
Other comprehensive income:
Unrealized gain (loss) on derivatives (net of tax of $(32), $66 and $144 for 2014, 2013, and 2012, respectively)	(55)	103	227
Unrealized loss on investments (net of tax of $(8), $(17) and $0 for the years ended December 31 2014, 2013, and 2012, respectively)	(14)	(27)	—
Pension and other post-retirement benefits liability adjustment (net of tax of $(9,678), $6,419 and $(1,299) for the years ended December 31 2014, 2013, and 2012, respectively)	(15,732)	10,082	(2,041)
Comprehensive income	$105,739	$85,414	$77,340
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total
	Common	Treasury	Paid-In	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Loss	Equity
Balance at January 1, 2012	$500	$—	103,757	$30,038	$(12,361)	$121,934
Net income	—	—	—	79,154	—	79,154
Unrealized gain on derivatives	—	—	—	—	227	227
Pension and postretirement liability	—	—	—	—	(2,041)	(2,041)
Cash dividend declared ($0.50 per share)	—	—	—	(26,461)	—	(26,461)
Equity-based compensation	—	—	2,330	—	—	2,330
Issuance of common stock (January 2012 IPO at
$17.00 per share, net of issuance costs of $9,171)	29	—	40,800	—	—	40,829
Issuance of treasury stock	—	102	—	—	—	102
Repurchase of common stock	—	(1,072)	—	—	—	(1,072)
Capital contributed by parent	—	—	16,692	—	—	16,692
Balance at December 31, 2012	529	(970)	163,579	82,731	(14,175)	231,694
Net income	—	—	—	75,256	—	75,256
Unrealized gain on derivatives	—	—	—	—	103	103
Unrealized loss on short-term investments	—	—	—	—	(27)	(27)
Pension and postretirement liability	—	—	—	—	10,082	10,082
Cash dividend declared ($0.375 per share)	—	—	—	(20,009)	—	(20,009)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	3,039	—	—	3,039
Excess tax benefit from equity compensation	—	—	1,380	—	—	1,380
Proceeds from options exercised	5	1,136	6,801	—	—	7,942
Shares withheld for employee taxes related to
vested restricted stock and stock units	—	(166)	—	—	—	(166)
Balance at December 31, 2013	534	—	174,799	137,978	(4,017)	309,294
Net income	—	—	—	121,540	—	121,540
Unrealized loss on derivatives	—	—	—	—	(55)	(55)
Unrealized loss on short-term investments	—	—	—	—	(14)	(14)
Pension and postretirement liability	—	—	—	—	(15,732)	(15,732)
Cash dividend declared ($0.5 per share)	—	—	—	(26,967)		(26,967)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	7,487	—	—	7,487
Excess tax benefit from equity compensation	—	—	3,813	—	—	3,813
Proceeds from options exercised	4	572	4,987	—	—	5,563
Shares withheld for employee taxes related to
vested restricted stock and stock units	1	(615)	—	—	—	(614)
Repurchase of common stock	—	(499)	—	—	—	(499)
Balance at December 31, 2014	$539	$(542)	$191,086	$232,551	$(19,818)	$403,816
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Operating activities:
Net income	$121,540	$75,256	$79,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	45,019	36,418	25,099
Debt issuance amortization	912	680	515
Original issue discount amortization	272	209	168
Early extinguishment of debt	—	480	—
Deferred income taxes	(2,442)	(1,889)	2,249
Gain on disposal of property, plant and equipment	222	(162)	(472)
Deferred revenue	(8,508)	(4,855)	(7,666)
Equity-based compensation	7,487	3,039	2,330
Excess tax benefit from equity-based compensation	(3,813)	(1,380)	—
Other	8,420	(863)	(1,297)
Changes in assets and liabilities:
Accounts receivable	(46,829)	(16,965)	(13,239)
Inventories	34	(24,377)	(10,528)
Prepaid expenses and other current assets	(2,158)	(2,959)	4,114
Income taxes	2,063	(18,179)	24,491
Accounts payable and accrued liabilities	51,357	1,385	8,458
Accrued interest	15	39	(1,657)
Liability for pension and other post-retirement benefits	(2,180)	574	(2,769)
Advisory services termination fee to Golden Gate Capital	—	—	(8,000)
Net cash provided by operating activities	171,411	46,451	100,950
Investing activities:
Capital expenditures	(92,609)	(60,470)	(105,719)
Purchase of short-term investments	—	(75,000)	—
Acquisition of business, net of cash acquired	(98,317)	—	—
Proceeds from sale of property, plant and equipment	20	357	1,258
Net cash used in investing activities	(190,906)	(135,113)	(104,461)
Financing activities:
Proceeds from issuance of common stock in initial public offering	—	—	50,000
Dividends paid	(26,871)	(13,300)	(26,461)
Repurchase of common stock	(499)	—	(1,072)
Issuance of treasury stock	—	—	102
Proceeds from options exercised	5,563	7,942	—
Excess tax benefit from equity-based compensation	3,813	1,380	—
Tax payments related to shares withheld for vested restricted stock and stock units	(614)	(166)	—
Advances from customers	100,000	—	—
Issuance of long-term debt	134,325	373,792	—
Repayment of long-term debt	(3,750)	(257,976)	(2,600)
Repayment of short-term debt	—	—	(3,932)
Change in book overdraft	(444)	(731)	(198)
Prepayment penalties	—	(250)	—
Principal payments on capital lease obligations	(132)	(744)	—
Financing fees	(2,871)	(4,051)	(1,334)
Common stock issuance costs	—	—	(9,171)
Net cash provided by financing activities	208,520	105,896	5,334
Net increase in cash and cash equivalents	189,025	17,234	1,823
Cash and cash equivalents, beginning of period	78,256	61,022	59,199
Cash and cash equivalents, end of period	$267,281	$78,256	$61,022
Non-cash financing activities:
Contribution of note from parent and related accrued interest	$—	$—	$16,692
Capital lease obligations incurred to acquire assets	$—	$744	$—
Supplemental cash flow information:
Cash paid during the period for:
Interest	$15,920	$14,716	$12,436
Taxes	$37,637	$40,760	$3,883
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
NOTE A—ORGANIZATION
U.S. Silica Holdings, Inc. (“Holdings,” and together with its subsidiaries “we,” “us” or the “Company”) is a domestic producer of commercial silica, a specialized mineral that is a critical input into a variety of end markets. During our 114 year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver products to customers across these markets. We manufacture frac sand used to stimulate and maintain the flow of hydrocarbons in oil and natural gas wells. Our silica is also used as a raw material in a wide range of industrial applications, including glassmaking and chemical manufacturing. We operate in two business segments: (1) Oil & Gas Proppants and (2) Industrial & Specialty Products (see Note U - Segment Reporting for additional details).
We completed our initial public offering of common stock (the “IPO”) through a Registration Statement on Form S-1 (File No. 333-175636) on January 31, 2012. As a result of the offering, we received net proceeds of approximately $40.8 million after deducting $3.5 million of underwriting discounts and commissions and offering expenses of $5.7 million.
On July 31, 2014, we completed our acquisition of Cadre Services, Inc. ("Cadre"), a regional sand mining company based in Voca, Texas, for approximately $98.3 million in cash. (See Note E - Business Combinations)
NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The accompanying Consolidated Financial Statements (the “Financial Statements”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, all adjustments necessary for a fair presentation of the Financial Statements have been included. Such adjustments are of a normal, recurring nature. We have reclassified certain immaterial amounts in the prior years’ assets section of the consolidated balance sheets and operating activities section of the consolidated statement of cash flows to conform to the current year presentation. These reclassifications had no effect on previously reported total assets and net cash flows from operations.
In order to make this report easier to read, we refer throughout to (i) our Consolidated Balance Sheets as our “Balance Sheets,” (ii) our Consolidated Statements of Operations as our “Income Statements,” and (iii) our Consolidated Statements of Cash Flows as our “Cash Flows.”
Consolidation
The Financial Statements include the accounts of Holdings and its direct and indirect wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Use of Estimates and Assumptions
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements. Actual results could differ from these estimates.
Revenue Recognition
We derive our sales by mining and processing minerals that our customers purchase for various uses. Our sales are primarily a function of the price per ton and the number of tons sold. The price invoiced reflects product, transportation and additional services as applicable, such as storage and transloading the product from railcars to trucks for delivery to the customer site.
Revenue is recognized from a sale when persuasive evidence of an arrangement exists, the price is determinable, the product has been delivered or legal title has been transferred to the customer and collection of the sales is reasonably assured. Amounts received from customers in advance of revenue recognition are deferred as liabilities.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

We primarily sell our products under short-term price agreements or at prevailing market rates. For a limited number of customers, we sell under long-term, competitively-bid take-or-pay supply agreements. During the course of the year ended December 31, 2014, we were party to take-or-pay supply agreements with ten of our customers in the Oil & Gas Proppants segment with initial terms expiring between 2014 and 2019. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge that our customers will pay for each product. Prices under these agreements are generally fixed and subject to upward adjustment in response to certain cost increases.
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
Accounts Receivable
The majority of our accounts receivable are due from companies in the glass, oil and natural gas drilling, building products, filler and extenders, foundries and other major industries. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. Ongoing credit evaluations are performed. We write-off accounts receivable when they are deemed uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.
Our ten largest customers accounted for approximately 57%, 52%, and 37% of sales in the years ended December 31, 2014, 2013 and 2012, respectively.
Inventories
Inventories include raw stockpiles and silica and other industrial sand available for shipment, as well as spare parts and supplies for routine facilities maintenance. We value inventory at the lower of cost or market. Cost is determined using the first-in, first-out and average cost methods. Costs of our raw stockpiles and silica and other industrial sand inventories include production costs and transportation and additional service costs as applicable.
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
We periodically evaluate whether current events or circumstances indicate that the carrying value of our property, plant and equipment assets may not be recoverable. If circumstances indicate that the carrying value may not be recoverable, we estimate future undiscounted net cash flows using estimates of proven and probable sand reserves, estimated future sales prices (considering historical and current prices, price trends and related factors) and operating costs and anticipated capital expenditures. If the undiscounted cash flows are less than the carrying value of the assets, we recognize an impairment loss equal to the amount by which the carrying value exceeds the fair value of the assets.
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
Mine reclamation costs and asset retirement obligations
We recognize the fair value of any liability for conditional asset retirement obligations, including environmental remediation liabilities when incurred, which is generally upon acquisition, construction or development and/or through the normal operation of the asset, if sufficient information exists to reasonably estimate the fair value of the liability. These obligations generally include the estimated net future costs of dismantling, restoring and reclaiming operating mines and related mine sites, in accordance with federal, state, local regulatory and land lease agreement requirements. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs. The reclamation obligation is based on when spending for an existing environmental disturbance will occur. If the asset retirement obligation is settled for other than the carrying amount of the liability, a gain or

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

loss is recognized on settlement. We review, on an annual basis, unless otherwise deemed necessary, the reclamation obligation at each mine site in accordance with ASC guidance for accounting reclamation obligations.
Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates at inactive mines are reflected in earnings in the period an estimate is revised.
In connection with our annual review of our reclamation obligations, we have determined that some of our estimates required revision due primarily to the additions of new plant and transload facilities and other changes in cost estimates and settlement dates at numerous sites. These additions and changes in estimates resulted in an additional $2.0 million and $2.3 million of asset retirement obligations in 2014 and 2013, respectively.
Our asset retirement obligations are reported in other long-term obligations. The changes in these obligations during the year ending December 31, 2014 and 2013 are as follows:

	2014	2013
Beginning balance	$9,378	$6,659
Payments	(782)	—
Accretion	676	456
Additions and revisions of prior estimates	2,011	2,263
Ending balance	$11,283	$9,378
Goodwill and Other Intangible Assets and Related Impairment
Our intangible assets consist of goodwill, which is not being amortized; indefinite lived intangibles, which consist of certain trade names that are not subject to amortization; and customer relationships, which are being amortized on a straight-line basis over their useful life of 20 years. Goodwill represents the excess of purchase price over the fair value of net assets from business acquisitions including the Cadre acquisition in 2014.
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
The evaluation of goodwill, or other intangible assets with indefinite lives, for possible impairment includes estimating our fair value using discounted cash flows and multiples of cash earnings valuation techniques, plus valuation comparisons to similar businesses. These valuations require us to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. Although we believe that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions. As of December 31, 2014 our qualitative assessment did not indicate that it was more likely than not that an impairment had occurred.
As of December 31, 2014, the gross carrying amount of the customer relationships intangible asset was $9.5 million with accumulated amortization of $2.5 million. We review all finite-lived intangible assets for impairment when circumstances indicate that their carrying amounts may not be recoverable. We evaluate the carrying value of all finite-lived intangible assets for impairment by comparing the expected undiscounted future cash flows of the asset to the net book value of the asset. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is recorded in our consolidated statements of operations as impairment loss. Fair value is generally estimated using valuation techniques that consider the discounted cash flows of the asset at rates deemed reasonable for the type

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

of asset and prevailing market conditions, replacement cost, appraisals, including recent similar transactions in the market and if appropriate, current estimated net sales proceeds from pending offers. As of December 31, 2014, the weighted average remaining useful life of our customer relationships was 13.9 years. The estimated annual amortization in each of the next five years is $496.
Debt Issuance Costs
Debt issuance costs consist of loan origination costs, which are being amortized using the effective interest method over the term of the related debt principal. Amortization included in interest expense was $912, $680 and $515 for the years ended December 31, 2014, 2013 and 2012, respectively.
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
The current portion of our self-insurance reserves is included in accrued liabilities and the non-current portion is included in other long-term obligations in our consolidated balance sheets. Our self-insurance reserves totaled $5.7 million and $5.4 million at December 31, 2014 and 2013, respectively. Of these amounts, $1.8 million and $1.7 million, respectively, were classified as current.
Equity-based Compensation
We recognize the cost of employee services rendered in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of the grant.
Vesting of restricted stock and restricted stock units is based on the individual continuing to render service over a three year vesting schedule. Additionally, we grant performance share units to certain employees in which the number of shares of common stock ultimately received is determined based on achievement of certain performance thresholds or a specified performance period in accordance with the stock award agreement. Cash dividend equivalents are accrued and paid to the holders of time based restricted stock units and restricted stock only after the performance period has lapsed. Cash dividend equivalents are not accrued or paid on performance share units.
The restricted award related compensation expense is recognized, on a straight-line basis, over the vesting period of each separately vesting portion. The fair value of the restricted stock awards is equal to the market price of our stock at date of grant.
The options vest on a vesting schedule and the related compensation expense is recognized over the vesting period of each separately vesting portion, usually over four years. In calculating the compensation expense for options granted, we estimate the fair value of each grant using the Black-Scholes option-pricing model. The weighted-average fair value per share of options granted during the years ended December 31, 2014, 2013 and 2012 was $19.37, $10.03 and $5.68 respectively. The fair value of stock options granted have been calculated based on the exercise price of the option and the following assumptions, which are evaluated and revised, as necessary, to reflect market conditions and experience.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Weighted-average
	Year ended December 31,
	2014	2013	2012
Risk-free interest rate	1.81%	1.03 – 1.31%	0.83 - 1.05%
Expected volatility	45%	45%	45%
Expected term	6.25 years	6.25 years	6.25 years
Expected dividend yield	1%	0%	0%
Expected forfeiture yield	0%	0%	0%
Since January 31, 2012, the date of our initial public offering, we declared a special dividend of $0.50 per share on December 10, 2012, three quarterly dividends of $0.125 per share during 2013, and four quarterly dividends of $0.125 during 2014. Options issued in 2013 all occurred early in the year before dividends were consistently declared. As a result, the dividend yield assumptions for those and all prior options issued was 0%. For grants during 2014, we believe a dividend yield of 1% is appropriate.
Our expected forfeiture rate is the estimated percentage of options granted that are expected to be forfeited or canceled on an annual basis before becoming fully vested. We have assumed that there will be no forfeitures due to the fact that we do not have adequate historical forfeiture data on which to base the assumption.
Our expected term is the period of time over which the options are expected to remain outstanding. An increase in the expected term will increase compensation expense. The computation of the expected term is based on the simplified method as our stock options are standard options and we have little recent history of exercise data. Under the simplified method, the expected term is presumed to be the mid-point between the average vesting date and the end of the contractual term.
The assumptions for expected volatility are based on historical experience for the same periods as our expected lives. Risk-free interest rates are set using grant-date U.S. Treasury yield curves for the same periods as our expected lives.
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
The largest permanent item in computing both our effective tax rate and taxable income is the deduction allowed for statutory depletion. The impact of statutory depletion on the effective tax rate is presented in Note Q - Income Taxes. The deduction for statutory depletion does not necessarily change proportionately to changes in income before income taxes.
Earnings per Share
Basic and diluted earnings per share is presented for net income. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts that may require the issuance of common shares in the future were converted. Diluted earnings per share is computed by increasing the weighted-average number of outstanding common shares to include the additional common shares that would be outstanding after

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

conversion and adjusting net income for changes that would result from the conversion. Only those securities or other contracts that result in a reduction in earnings per share are included in the calculation.
Comprehensive Income
In addition to net income, comprehensive income (loss) includes all changes in equity during a period, such as adjustments to minimum pension liabilities, unrealized gain or loss on our short term investments and the effective portion of changes in fair value of derivative instruments that qualify as cash flow hedges.
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
We typically invest in highly-rated securities, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment’s cost basis. As of December 31, 2014, and 2013, we considered any losses in our short-term investment portfolio to be temporary in nature and did not consider any of our investments other-than-temporarily impaired.
Financial Instruments
We currently use interest rate hedge agreements and have historically utilized natural gas hedge agreements to manage interest and energy costs and the risk associated with changing interest rates and natural gas prices. Amounts to be paid or received under these hedge agreements are accrued as interest rates or natural gas prices change and are recognized over the life of the hedge agreements as an adjustment to interest expense or, in the case of natural gas, cost of goods sold. Our policy is to not hold or issue derivative financial instruments for trading or speculative purposes. When entered into, these financial instruments are designated as hedges of underlying exposures, associated with our long-term debt and energy costs, and are monitored to determine if they remain effective hedges. Gains and losses on derivatives designated as cash flow hedges are recorded in other comprehensive income net of tax and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of all hedges, if any, is recognized currently in income. Additional disclosures for derivative instruments are presented in Note N to these financial statements.
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued an ASU 2014-08, Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. The new standard will become effective beginning with the first quarter 2017 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. We are currently evaluating the impact of adopting this new guidance on the consolidated financial statements.
NOTE C—EARNINGS PER SHARE
Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed similarly to

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

basic earnings per common share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. In accordance with the applicable accounting guidance for calculating earnings per share, we did not include in our calculation of diluted earnings per share for the applicable periods stock options where the exercise prices were greater than the average market prices.

	For the Year Ended December 31,
	2014	2013	2012
Net income	$121,540	$75,256	$79,154
Less: net income allocated to outstanding restricted stockholders	(230)	(175)	(105)
Net income allocated to common stockholders	$121,310	$75,081	$79,049
Weighted-average common stock
Outstanding	53,719	53,035	52,592
Outstanding assuming dilution	54,296	53,409	52,641
The weighted-average stock options (in thousands) that are antidilutive and are therefore excluded from the calculation of diluted earnings per common share are:

	For the Year Ended December 31,
	2014	2013	2012
Weighted-average outstanding stock options excluded	33	175	1,070

NOTE D—CAPITAL STRUCTURE AND ACCUMULATED COMPREHENSIVE INCOME
Common Stock
Our Amended and Restated Certificate of Incorporation, authorizes up to 500,000,000 shares of common stock, par value of $0.01. Subject to the rights of holders of any series of preferred stock, all of the voting power of the stockholders of Holdings shall be vested in the holders of the common stock. There were 53,902,475 shares of common stock issued and outstanding at December 31, 2014. As of December 31, 2013, there were 53,492,278 shares issued and outstanding.
In 2014, our Board of Directors declared quarterly cash dividends as follows:

Dividends per Common Share	Declaration Date	Record Date	Payable Date
$0.125	February 6, 2014	March 14, 2014	April 1, 2014
$0.125	April 25, 2014	June 13, 2014	July 3, 2014
$0.125	July 25, 2014	September 15, 2014	October 3, 2014
$0.125	October 24, 2014	December 15, 2014	January 5, 2015
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

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

There are no shares of preferred stock issued or outstanding at December 31, 2014 and 2013. At present, we have no plans to issue any preferred stock.
Share Repurchase Program
We are authorized by our Board of Directors to repurchase shares of our outstanding common stock on the open market or in privately negotiated transactions. As of December 31, 2014, we are authorized to repurchase up to $50 million of our common stock through December 11, 2015. Stock repurchases will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. Under our share repurchase program, as of December 31, 2014, we have repurchased 118,961 shares of our common stock at an average price of $13.21 and are authorized to repurchase up to an additional $48.4 million of our common stock.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income (loss) consists of fair value adjustments associated with cash flow hedges and accumulated adjustments for net experience losses and prior service cost related to employee benefit plans. The following table presents the changes in accumulated other comprehensive income by component during the year ended December 31, 2014:

	For the Year Ended December 31, 2014
	Unrealized gain/(loss) on cash flow hedges	Unrealized gain/(loss) on short-term investments	Pension and other post- retirement benefits liability	Total
Beginning Balance	$(79)	$(27)	$(3,911)	$(4,017)
Other comprehensive income (loss) before reclassifications	(65)	(14)	(16,388)	(16,467)
Amounts reclassed from accumulated other comprehensive income	10	—	656	666
Ending Balance	$(134)	$(41)	$(19,643)	$(19,818)
Amounts reclassed from accumulated other comprehensive income (loss) related to cash flow hedges are included in interest expense in our Income Statements and amounts reclassed related to the pension and other post-retirement benefits liability are included in the computation of net periodic pension costs, at their before tax amounts.

NOTE E—BUSINESS COMBINATIONS
On July 31, 2014, we completed our acquisition of Cadre, a regional sand mining company based in Voca, Texas, for approximately $98.3 million in cash.
The acquisition of Cadre resulted in goodwill of approximately $0.2 million, none of which is deductible for tax purposes. This amount represents the residual amount of the total purchase price after allocation to the assets acquired and liabilities assumed.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The table below represents the tangible and identifiable intangible assets and liabilities based on management’s assessment of the acquisition date fair value of the assets acquired and liabilities assumed:

Accounts receivable	$6,898
Inventory	2,534
Other current assets	174
Fixed assets (net)	73,138
Deferred tax assets (net)	13,966
Accounts payable, accrued expenses and other liabilities	(4,389)
Net tangible assets acquired	92,321
Customer relationships	1,274
Trade name	4,478
Goodwill	244
Preliminary purchase price, net of cash acquired	$98,317
The following table summarizes the allocation of identifiable intangible assets resulting from the acquisition:

	Useful Lives	Value
Customer relationships	15 years	$1,274
Trade name	Indefinite	4,478
Total intangible assets		$5,752
Pro Forma Adjusted Summary
The results of Cadre’s operations have been included in the consolidated financial statements subsequent to the acquisition date.
The following unaudited pro forma consolidated financial information reflects the combined results of operations as if the Cadre acquisition had occurred on January 1, 2012, after giving effect to certain purchase accounting adjustments. This information does not purport to be indicative of the actual results that would have occurred if the acquisition had actually been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company (in thousands, except per share amounts):

	For the Year Ended December 31,
	2014	2013	2012
Sales	$901,916	$578,453	$481,100
Net income	$126,960	$76,942	$82,782
Basic earnings per share	$2.36	$1.45	$1.57
Diluted earnings per share	$2.33	$1.44	$1.57

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

NOTE F—ACCOUNTS RECEIVABLE
At December 31, 2014 and 2013, accounts receivable consisted of the following:

	At December 31,
	2014	2013
Trade receivables	$128,498	$76,223
Less: Allowance for doubtful accounts	(10,429)	(2,376)
Net trade receivables	118,069	73,847
Other receivables	2,812	1,360
Total accounts receivable	$120,881	$75,207
The increase of $44.2 million in trade receivables is mainly driven by the sales increase for the year ended December 31, 2014.
Changes in our allowance for doubtful accounts during the years ended December 31, 2014 and 2013 are as follows:

	Allowance for Doubtful Accounts
	2014	2013
Balance at January 1,	$2,376	$1,053
Bad debt provision	10,200	1,330
Write-offs	(2,147)	(7)
Balance at December 31,	$10,429	$2,376
NOTE G—INVENTORIES
At December 31, 2014 and 2013, inventories consisted of the following:

	At December 31,
	2014	2013
Supplies	$17,528	$15,576
Raw materials and work in process	12,562	11,728
Finished goods	36,622	36,908
Total inventories	$66,712	$64,212
NOTE H—PROPERTY, PLANT AND MINE DEVELOPMENT
At December 31, 2014 and 2013, property, plant and mine development consisted of the following:

	At December 31,
	2014	2013
Mining property and mine development	$197,824	$164,609
Asset retirement cost	9,559	7,275
Land	28,443	25,738
Land improvements	35,322	31,093
Buildings	47,149	36,311
Machinery and equipment	323,618	263,304
Furniture and fixtures	1,599	1,131
Construction-in-progress	78,997	25,974
	722,511	555,435
Accumulated depletion, depreciation and amortization	(156,756)	(113,319)
Total property, plant and mine development, net	$565,755	$442,116

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The property, plant and mine development balances for December 31, 2014 include additions from the Cadre acquisition described in Note E - Business Combinations.
The amount of interest costs capitalized in property, plant and equipment was $1,376, $533 and $934 for the year ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we hold no assets under a capital lease obligation.
NOTE I—ACCRUED LIABILITIES
At December 31, 2014 and 2013, accrued liabilities consisted of the following:

	At December 31,
	2014	2013
Accrued salaries and wages	$3,144	$2,411
Accrued vacation liability	2,616	2,396
Current portion of liability for pension and post-retirement benefits	1,530	1,428
Accrued healthcare liability	1,745	1,662
Accrued property taxes and sales taxes	2,737	1,421
Other accrued liabilities	6,139	1,505
Total accrued liabilities	$17,911	$10,823
Other accrued liabilities consist of accrued transportation and related costs, customer rebates, royalties payable, and other items.
NOTE J—DEBT
At December 31, 2014 and 2013, debt consisted of the following:

	December 31, 2014	December 31, 2013
Senior secured credit facility:
Revolver expiring July 23, 2018 (4.75% at December 31, 2014 and December 31, 2013)	$—	$—
Term loan facility—final maturity July 23, 2020 (4% - 5.25% at December 31, 2014 and 4% at December 31, 2013), net of unamortized original issue discount of $2,078 and $1,674, respectively	502,297	371,451
Total debt	502,297	371,451
Less: current portion	(4,718)	(3,488)
Total long-term portion of debt	$497,579	$367,963
Revolving Line-of-Credit
We have a $50 million revolving line-of-credit (the "Revolver"), with zero drawn and $3.2 million allocated for letters of credit as of December 31, 2014, leaving $46.8 million available for general corporate use under the Revolver.
Debt Maturities
At December 31, 2014, contractual maturities of long-term debt are as follows:

2015	$4,718
2016	4,722
2017	4,725
2018	4,729
2019	4,733
Thereafter	478,670
$502,297

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
On December 31, 2012, we amended our then existing revolving line-of-credit. The primary revisions were to include an increase of the commitment under the revolving line-of-credit from $35 million to $50 million, and the letter of credit sublimit from $15 million to $20 million; provided, however, that the aggregate principal amount of the loans and letters of credit obligations outstanding at any one time shall not exceed the borrowing base as calculated pursuant to the agreement. The amendment also extended the termination date of the revolving line-of-credit from October 31, 2015 to October 31, 2016, reduced prices and fees on borrowings, letters of credit and unused commitments and added an additional subsidiary, Coated Sand Solutions, LLC, as a co-borrower.
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
 On December 5, 2014, we further increased our Term Loan by an additional $135 million to a total of approximately $502 million in accordance with the incremental borrowing feature in our senior secured credit facility.
Our senior secured credit facility is secured by substantially all of our assets and a pledge of the equity interests in certain of our subsidiaries. The facility contains covenants that, among other things, govern our ability to create, incur or assume indebtedness and liens, to make acquisitions or investments, to pay dividends and to sell assets. The facility also requires us to maintain a consolidated total net leverage ratio of no more than 3.75:1.00 as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 25% of the Revolver commitment. As of December 31, 2014 and December 31, 2013, we are in compliance with all covenants in accordance with our senior secured credit facility.
NOTE K —DEFERRED REVENUE
On July 3, 2014, we received an advance of $100 million from a customer under a supply agreement which gives the customer the right to purchase certain products for a fixed price at certain volumes. The customer has an unsecured promissory note related to this deposit, which has been recorded as deferred revenue in the Balance Sheets. The unused portion of the deposit has a stated interest rate of 4.9% compounded quarterly. The deposit obligation and related interest are reduced as shipments occur with a portion of the sales price being received in cash and a smaller noncash portion reducing first any accrued interest and then, to the extent available, any outstanding deposit. We can, through December 31, 2019, repay the unused deposit obligation at any time without penalty.

NOTE L—FAIR VALUE ACCOUNTING
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
Cash equivalents
Due to the short-term maturity, we believe our cash equivalent instruments at December 31, 2014 and 2013 approximate their reported carrying values.
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
Although we have determined that the majority of the inputs used to value our derivatives fall with Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default of ourselves and our counterparties. However, as of December 31, 2014, we have assessed that the impact of the credit valuation adjustments on the overall valuation of our derivative positions is not significant. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
In accordance with the fair value hierarchy, the following table presents the fair value as of December 31, 2014 and 2013, respectively, of those assets that we measure at fair value on a recurring basis:

	December 31, 2014			December 31, 2013
	Level 1	Level 2	Total	Level 1	Level 2	Total
Short-term investments	$666	$74,477	$75,143	$622	$74,358	$74,980
Interest rate derivatives	—	5	5	—	109	109
Net asset	$666	$74,482	$75,148	$622	$74,467	$75,089
NOTE M—SHORT-TERM INVESTMENTS
We have segregated funds into designated accounts with investment brokers who manage our short-term investment portfolio. Those funds are held on an available-for-sale basis and are therefore reported at fair value on the balance sheet.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The following table summarizes our available-for-sale short-term investments:

	Aggregate Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Money market mutual funds	$622	$—	$—	$622
Fixed income securities:
Certificates of deposit	25,218	—	(34)	25,184
Commercial paper	15,168	4	(1)	15,171
Corporate notes and bonds	9,495	—	(9)	9,486
Government agencies	13,979	6	—	13,985
U.S. Treasuries	4,828	—	(10)	4,818
Variable Rate Demand Obligations	5,714	—	—	5,714
Total available-for-sale investments	$75,024	$10	$(54)	$74,980

December 31, 2014
Money market mutual funds	$666	$—	$—	$666
Fixed income securities:
Certificates of deposit	29,233	—	(23)	29,210
Commercial paper	10,187	7	(2)	10,192
Corporate notes and bonds	12,076	—	(29)	12,047
Government agencies	16,681	4	(17)	16,668
U.S. Treasuries	2,151	—	(4)	2,147
Variable Rate Demand Obligations	4,213	—	—	4,213
Total available-for-sale investments	$75,207	$11	$(75)	$75,143
NOTE N—DERIVATIVE INSTRUMENTS
Cash Flow Hedges of Interest Rate Risk
We enter into interest rate cap agreements in connection with the Term Loan to add stability to interest expense and to manage our exposure to interest rate movements. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium.
The following table summarizes the fair value of our derivative instruments. See Note L - Fair Value Accounting for additional disclosures regarding the estimated fair values of our derivative instruments at December 31, 2014, and 2013.

		December 31, 2014				December 31, 2013
	Maturity Date	Contract/Notional Amount		Carrying Amount	Fair Value	Contract/Notional Amount		Carrying Amount	Fair Value
Interest rate cap agreement(1)	2016	$188	million	$5	$5	$188	million	$109	$109

(1)	Agreements limit the LIBOR floating interest rate base to 4%.
We have designated these contracts as qualified cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings. During the year ended December 31, 2014 and 2013, we had no ineffectiveness for such contracts.
The following table summarizes the effect of derivatives instruments on our income statements and our consolidated statements of comprehensive income for the years ended December 31, 2014, 2013 and 2012.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	2014	2013	2012
Deferred losses from derivatives in OCI, beginning of period	$(79)	$(182)	$(409)
Loss recognized in OCI from derivative instruments	(65)	(82)	—
Loss reclassified from Accumulated OCI	10	185	227
Deferred losses from derivatives in OCI, end of period	$(134)	$(79)	$(182)
NOTE O—EQUITY-BASED COMPENSATION
During 2009, the board of directors of our then parent company, GGC USS Holdings, LLC, approved, and the parent company implemented, a management equity program (the “Equity Program”). The Equity Program granted Class C and Class D member units in the then parent company, GGC USS Holdings, LLC, to three members of executive management. As of December 31, 2014, all Class C and Class D equity units were fully vested.
The Class C units vested ratably over five years. These units have no exercise price and as such the fair value of the incentive units is equal to the fair value of the underlying equity units. The Class D units were fully vested upon grant in 2009. During 2013, the vesting of 210,333 Class C equity units was accelerated, resulting in a total vesting for the year of 420,667. Even though the equity was granted at the former parent company level, we recognized compensation expense related to Class C equity incentive units of $91 and $109 in the years ended December 31, 2014 and 2013 respectively. All Class C units were vested by December 31, 2013. There was no activity related to the Class C units and no expenses incurred during the year ended December 31, 2014.
In July 2011, we adopted the U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan (the “2011 Plan”), which provides for grants of stock options, stock appreciation rights, restricted stock and other incentive-based awards. We believe our 2011 Plan aligns the interests of our employees and directors with those of our common stockholders. At December 31, 2014, we have 5,740,961 shares of common stock which may be issued under the 2011 Plan.
Stock Options
The following table summarizes the status of and changes in our stock option grants during the year ended December 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2013	1,231,540	$15.01
Granted	206,400	49.39
Exercised	(389,264)	14.29
Forfeited	(65,622)	16.46
Outstanding at December 31, 2014	983,054	22.42	7.78
Exercisable at December 31, 2014	273,752	$15.25	7.09
The total intrinsic value of stock options exercised was $10.9 million, $5.9 million and $0.1 million for the years ended December 31, 2014, 2013 and 2012 respectively. Cash received from options exercised in 2014 was $5.6 million. The actual tax benefit realized for the tax deductions from option exercises totaled $4.2 million, $2.3 million, and $0.02 million for the years ended December 31, 2014, 2013 and 2012, respectively.
We recognized $1.9 million, $2.0 million , and $2.2 million of equity-based compensation expense related to these options during the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, there was $5.9 million of total unrecognized compensation expense related to these options, which is expected to be recognized over a weighted-average period of approximately 3.1 years.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Restricted Awards
The following table summarizes the status of and changes in our unvested restricted stock awards during the year ended December 31, 2014:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2013	228,403	$20.95
Granted	204,786	31.31
Vested	(51,866)	20.62
Forfeited	(573)	35.26
Unvested, December 31, 2014	380,750	$26.55
We recognized $5.5 million, $1.0 million and $0.1 million of equity-based compensation expense related to these restricted stock awards during the years ended December 31, 2014, 2013 and 2012 respectively. As of December 31, 2014, there was $7.0 million of total unrecognized compensation expense related to these restricted stock awards, which is expected to be recognized over a period of 1.7 years.

NOTE P—COMMITMENTS AND CONTINGENCIES
Future Minimum Annual Commitments at December 31, 2014:

Year ending December 31,	Operating Leases	Minimum Purchase Commitments
2015	$32,178	$30,635
2016	29,895	22,373
2017	27,496	17,012
2018	26,001	12,895
2019	19,312	6,601
Thereafter	38,522	16,000
Total future lease commitments	$173,404	$105,516
Operating Leases
We are obligated under certain operating leases for railroad cars, office space, mining property, mining/processing equipment and transportation and other equipment. Certain operating lease agreements include options to purchase the equipment for fair market value at the end of the original lease term. In general, the above leases include renewal options and provide that we pay for all utilities, insurance, taxes and maintenance. Expense related to operating leases and rental agreements for the years ended December 31, 2014, 2013 and 2012 totaled approximately $32.6 million, $16.3 million and $11.9 million, respectively. As of December 31, 2014, we have no obligations under a capital lease.
Minimum Purchase Commitments
We enter into service agreements with our transload service providers and transportation service providers. Some of these agreements require us to purchase a minimum amount of services over a specific period of time. Any inability to meet these minimum contract requirements requires us to pay a shortfall fee, which is based on the difference between the minimum amount contracted for and the actual amount purchased.
Other Commitments and Contingencies
Our operating subsidiary, U.S. Silica Company (“U.S. Silica”), has been named as a defendant in various product liability claims alleging silica exposure causing silicosis. U.S. Silica was named as a defendant in one claim filed during the year ended December 31, 2014, three filed in 2013 and two filed in 2012. U.S. Silica has been named as a defendant in similar suits since

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

1975. As of December 31, 2014, there were 86 active silica-related products liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, it is not reasonably possible that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations that exceeds the accrual amounts.
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
We have recorded estimated liabilities for these claims in other long-term obligations as well as estimated recoveries under the indemnity agreement and an estimate of future recoveries under insurance in other assets on our consolidated balance sheets. As of December 31, 2014 and 2013, other non-current assets included $311 and $313, respectively, for insurance for third-party products liability claims and other long-term obligations included $1.6 million and $1.6 million, respectively, in third-party products claims liability. Based on decreases in the actual claims filed during the periods along with decreases in the estimated future product liability claims and their related costs, as well as the aforementioned settlement, we recorded pre-tax adjustments to selling, general and administrative expenses related to silica claims (including a $0.2 million loss in 2014, $0.5 million loss in 2013, and a $3.4 million gain in 2012).
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
The (expense) benefit for income taxes consisted of the following for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Current:
Federal	$(34,790)	$(20,819)	$(22,165)
State	(4,835)	(1,831)	(6,237)
	(39,625)	(22,650)	(28,402)
Deferred:
Federal	(308)	1,453	(3,645)
State	2,750	436	1,396
	2,442	1,889	(2,249)
Income tax expense	$(37,183)	$(20,761)	$(30,651)
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

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The tax effects of the types of temporary differences and carry forwards that gave rise to deferred tax assets and liabilities at December 31, 2014 and 2013 consisted of the following:

	At December 31,
	2014	2013
Gross deferred tax assets:
State tax credits and net operating loss carry forward	$25,042	$1,007
Pension and post-retirement benefit costs	24,788	15,579
Alternative minimum tax credit carry forward	18,819	22,528
Property, plant and equipment	6,580	6,109
Accrued expenses	8,237	3,818
Inventories	5,366	5,863
Third-party products liability	636	674
Stock-based compensation expense	3,019	1,306
Other	8,457	5,502
Total deferred tax assets	$100,944	$62,386
Gross deferred tax liabilities:
Land and mineral property basis difference	$(65,217)	$(61,366)
Fixed assets and depreciation	(53,383)	(47,016)
Intangible assets	(8,587)	(6,788)
Other	(1,211)	(797)
Total deferred tax liabilities	(128,398)	(115,967)
Net deferred tax liabilities	(27,454)	(53,581)
Less: Net current deferred tax assets	22,295	17,737
Net long-term deferred tax liabilities	$(49,749)	$(71,318)
As a result of the Cadre acquisition, we have federal net operating loss carry forwards of approximately $69.0 million at December 31, 2014. The losses will expire in years 2027 through 2033. The losses are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be fully realized.
December 31, 2014 and 2013, we have an alternative minimum tax credit carry forward of approximately $18.8 million and $22.5 million, respectively. The credit carry forward may be carried forward indefinitely to offset any excess of regular tax liability over alternative minimum tax liability subject to certain limitations.
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
At the end of each reporting period as presented, there were no material amounts of interest and penalties recognized in the statement of operations or balance sheets. We have no material unrecognized tax benefits or any known material tax contingencies at December 31, 2014 or December 31, 2013 and does not expect this to change significantly within the next twelve months. Tax returns filed with the IRS for the years 2011 through 2013 along with tax returns filed with numerous state entities remain subject to examination.
Excess tax benefits from equity-based compensation are credited to stockholders’ equity. The excess tax benefits credited to stockholders’ equity were $3.8 million and $1.4 million for the years ended December 31, 2014 and December 31, 2013, respectively. There were no excess tax benefits for the year ended December 31, 2012.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The effective income tax rate on pretax earnings differed from the U.S. federal statutory rate for the years ended December 31, 2014, 2013 and 2012 for the following reasons:

	Years Ended December 31,
	2014	2013	2012
(Expense) benefit computed at U.S. federal statutory rate	(35.0)%	(35.0)%	(35.0)%
Decrease (increase) resulting from:
Statutory depletion	9.8	11.0	9.9
Prior year tax return reconciliation	0.6	1.9	(0.5)
State income taxes, net of federal benefit	(2.1)	(2.4)	(2.7)
Domestic production deduction	2.5	2.4	0.7
Equity-based compensation	—	—	(0.1)
Other, net	0.8	0.5	(0.2)
Income tax (expense) benefit	(23.4)%	(21.6)%	(27.9)%
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

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Net pension benefit cost consisted of the following for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Service cost—benefits earned during the period	$1,080	$1,280	$1,118
Interest cost	4,811	4,198	4,734
Expected return on plan assets	(5,146)	(5,061)	(5,381)
Net amortization and deferral	1,037	1,904	1,105
Net pension benefit costs	$1,782	$2,321	$1,576
Net post-retirement cost consisted of the following for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Service cost—benefits earned during the period	$151	$193	$197
Interest cost	1,030	947	1,163
Expected return on plan assets	(4)	(4)	(4)
Net amortization and deferral	—	87	177
Net post-retirement costs	$1,177	$1,223	$1,533
The changes in benefit obligations and plan assets, as well as the funded status of our pension and post-retirement plans at December 31, 2014 and 2013 are as follows:

	Pension Benefits		Post-retirement Benefits
	2014	2013	2014	2013
Benefit obligation at January 1,	$99,828	$107,619	$22,261	$25,717
Service cost	1,080	1,280	151	193
Interest cost	4,811	4,198	1,030	947
Actuarial gain (loss)	22,163	(8,071)	5,340	(3,933)
Benefits paid	(6,017)	(5,749)	(996)	(1,102)
Amendments	471	551	—	—
Other	—	—	503	439
Benefit obligation at December 31,	$122,336	$99,828	$28,289	$22,261
Fair value of plan assets at January 1,	$85,367	$80,850	$51	$54
Actual return on plan assets	6,937	7,986	3	8
Employer contributions	4,610	2,280	492	652
Benefits paid	(6,017)	(5,749)	(996)	(1,102)
Other	—	—	469	439
Fair value of plan assets at December 31,	$90,897	$85,367	$19	$51
Plan assets less than benefit obligations at December 31 recognized as liability for pension and other post-retirement benefits	$(31,439)	$(14,461)	$(28,270)	$(22,210)
The accumulated benefit obligation for the defined benefit pension plans, which excludes the assumption of future salary increases, totaled $122.0 million and $99.4 million at December 31, 2014 and 2013, respectively.
The amendments in 2014 reflect plan changes including increases in the benefit multiplier for certain participants.
We also sponsor unfunded, nonqualified pension plans. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for these plans were $1.7 million, $1.7 million and $0 million at December 31, 2014 and $1.6 million, $1.6 million and $0 million at December 31, 2013.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Future estimated annual benefit payments for pension and post-retirement benefit obligations at December 31, 2014 are as follows:

	Benefits
		Post-retirement
	Pension	Before Medicare Subsidy	After Medicare Subsidy
2015	$6,569	$1,587	$1,426
2016	6,756	1,640	1,472
2017	7,048	1,716	1,540
2018	7,187	1,710	1,527
2019	7,370	1,747	1,557
2020-2024	38,348	9,545	8,522
Our best estimate of expected contributions to the pension and post-retirement medical benefit plans for the 2015 fiscal year are $2.8 million and $1.4 million , respectively.

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost during the year ended December 31, 2015 are as follows:

	Benefits
	Pension	Post-retirement	Total
Net actuarial loss	$2,310	$392	$2,702
Prior service cost	274	—	274
	$2,584	$392	$2,976
The total amounts in accumulated other comprehensive income related to net actuarial loss, net of tax, for both plans was $17.7 million and $2.3 million as of December 31, 2014 and 2013, respectively. The total amounts in accumulated other comprehensive income related to prior service cost, net of tax, for both plans, net of tax, was $1.6 million and $1.4 million as of December 31, 2014 and 2013, respectively.
The following weighted-average assumptions were used to determine our obligations under the plans:

	Pension Benefits		Post-retirement Benefits
	2014	2013	2014	2013
Discount rate	4.1%	4.8%	4.1%	4.8%
Long-term rate of compensation increase	3.5%	3.5%	N/A	N/A
Long-term rate of return on plan assets	7.0%	7.5%	7.0%	7.5%
Health care cost trend rate:
Pre-65 initial rate/ultimate rate	N/A	N/A	7.5%/5.0%	8.0%/5.0%
Pre-65 ultimate year	N/A	N/A	—	—
Post-65 initial rate/ultimate rate	N/A	N/A	7.0%/5.0%	7.3%/5.0%
Post-65 ultimate year	N/A	N/A	2022	2021
The discount rate reflects the expected long-term rates of return with maturities comparable to payments for the plan obligations utilizing Aon Hewitt’s AA Only Above Medium Curve, rounded down to the next 0.05%.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Mortality table used for pension benefits and post-retirement benefits plans are the following:

	Pension Benefits and Post-retirement Benefits
	2014	2013
Healthy lives	RP-2014 Employee and Healthy Annuitant Mortality Table with generational mortality improvements using Scale MP-2014	2014 IRS Static Mortality Table for Annuitants and Non-Annuitants per §1.430(h)(3)-1(e)
Disabled lives	RP-2014 Disabled Retiree Mortality Table with generational mortality improvements using Scale MP-2014	RP-2000 Disabled Retiree Mortality Table
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost	$136	$(115)
Effect on post-retirement benefit obligation	3,879	(3,217)
The major investment categories and their relative percentage of the fair value of total plan assets as invested at December 31, 2014, and 2013 are as follows:

	Pension Benefits		Post-retirement Benefits
	2014	2013	2014	2013
Equity securities	57.4%	57.4%	45.3%	59.0%
Debt securities	40.5%	36.6%	30.1%	29.5%
Cash	2.1%	6.0%	24.6%	11.5%

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The fair values of the pension plan assets at December 31, 2014, by asset category, are as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,897	$—	$—	$1,897
Mutual funds:
Diversified emerging markets	8,136	—	—	8,136
Foreign large blend	13,216	—	—	13,216
Large-cap blend	19,662	—	—	19,662
Long-term bonds	36,782	—	—	36,782
Mid-cap blend	6,293	—	—	6,293
Real estate	4,844	—	—	4,844
Insurance policies	—	—	65	65
Net asset	$90,832	$—	$65	$90,897
The fair values of the pension plan assets at December 31, 2013, by asset category, are as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$5,067	$—	$—	$5,067
Mutual funds:
Diversified emerging markets	7,753	—	—	7,753
Foreign large blend	13,851	—	—	13,851
Large-cap blend	17,804	—	—	17,804
Long-term bonds	31,230	—	—	31,230
Mid-cap blend	5,807	—	—	5,807
Real estate	3,776	—	—	3,776
Insurance policies	—	—	79	79
Net asset	$85,288	$—	$79	$85,367
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

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

A summary of each multiemployer pension plan for which we participate is presented below:

Pension Fund	EIN/ Pension Plan No.	Pension Protection Act Zone Status(1)		FIP/RP Status Pending/ Implemented	Company Contributions			Surcharge Imposed	Expiration Date of CBA
		2014	2013		2014	2013	2012
LIUNA	52-6074345/001	Red	Red	Yes	$149	$124	$123	Yes	5/31/2017
IUOE	36-6052390/001	Green	Green	No	28	22	19	No	7/31/2015
CSSS(2)	36-6044243/001	Red	Red	Yes	51	51	51	NA	NA

(1)	The Pension Protection Act of 2006 defines the zone status as follows: green—healthy, yellow—endangered, orange—seriously endangered and red—critical.

(2)	In 2011, we withdrew from the Central States, Southeast and Southwest Areas Pension Plan. The withdrawal liability of $1.0 million will be paid in monthly installments of $4 until 2031.
Our contributions to individual multiemployer pension funds did not exceed 5% of the fund’s total contributions in any of the three years ended December 31, 2014. Additionally, our contributions to multiemployer postretirement benefit plans were immaterial for all periods presented in the accompanying consolidated financial statements.
We also sponsor a defined contribution plan covering certain employees. We contribute to the plan in two ways. For certain employees not covered by the defined benefit plan, we make a contribution equal to 4% of their salary. We also contribute an employee match of 25 cents, based on financial performance, for each dollar contributed by an employee, up to 8% of their earnings. For certain employees, we make a profit sharing match up to 75 cents, based on financial performance, for each dollar contributed up to 8% of their earnings. Finally, for some employees, we make a catch-up match of 25 cents for each dollar of catch-up contributions. Contributions were $2.1 million, $1.7 million and $1.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.
NOTE S—OBLIGATIONS UNDER GUARANTEES
We have indemnified Travelers Casualty and Surety Company of America (“Travelers”) against any loss Travelers may incur in the event that holders of surety bonds, issued on behalf of us by Travelers, execute the bonds. As of December 31, 2014, Travelers had $8.5 million in bonds outstanding for us. The majority of these bonds ($8.2 million) relate to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to such indefinite purposes as licenses, permits, and tax collection.
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
NOTE T—RELATED PARTY TRANSACTIONS
Advisory Agreement
In connection with our acquisition by Golden Gate Capital in 2008, we entered into an Advisory Agreement with Golden Gate Capital whereby Golden Gate Capital agreed to provide business and organizational strategy and financial and advisory services. Such services included support and assistance to management with respect to negotiating and analyzing acquisitions and divestitures, negotiating and analyzing financing alternatives, preparing financial projections, monitoring compliance with financing agreements, marketing functions and searching for and hiring management personnel.
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

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The following table presents sales and segment contribution margin for the reporting segments and other operating results not allocated to the reported segments for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Sales:
Oil & Gas Proppants	$662,770	$347,439	$243,765
Industrial & Specialty Products	213,971	198,546	198,156
Total sales	876,741	545,985	441,921
Segment contribution margin:
Oil & Gas Proppants	256,137	145,916	140,070
Industrial & Specialty Products	61,102	56,983	53,601
Total segment contribution margin	317,239	202,899	193,671
Operating activities excluded from segment cost of goods sold	(7,082)	(5,481)	(8,285)
Selling, general and administrative	(88,971)	(49,759)	(41,299)
Depreciation, depletion and amortization	(45,019)	(36,418)	(25,099)
Interest expense	(18,202)	(15,341)	(13,795)
Early extinguishment of debt	—	(480)	—
Other income, net, including interest income	758	597	4,612
Income before income taxes	$158,723	$96,017	$109,805
Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. Goodwill of $68.4 million has been allocated to these segments with $47.7 million assigned to Oil & Gas Proppants and $20.7 million to Industrial & Specialty Products.
NOTE V—UNAUDITED SUPPLEMENTARY DATA
The following table sets forth our unaudited quarterly consolidated statements of operations for each of the last four quarters in the years ended December 31, 2014 and 2013. This unaudited quarterly information has been prepared on the same basis as our annual audited financial statements and includes all adjustments, consisting only of normal recurring adjustments that are necessary to present fairly the financial information for the fiscal quarters presented.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014	(Unaudited)
Sales	$180,095	$205,801	$241,256	$249,589
Costs of goods sold	126,770	132,417	149,697	157,700
Operating expenses				—
Selling, general and administrative	15,445	19,267	18,600	35,659
Depreciation, depletion and amortization	9,589	10,341	12,425	12,664
	25,034	29,608	31,025	48,323
Operating income	28,291	43,776	60,534	43,566
Other (expense) income
Interest expense	(3,808)	(4,013)	(4,950)	(5,431)
Other income, net, including interest income	38	221	120	379
	(3,770)	(3,792)	(4,830)	(5,052)
Income before income taxes	24,521	39,984	55,704	38,514
Income tax expense	(6,150)	(11,330)	(14,427)	(5,276)
Net income	$18,371	$28,654	$41,277	$33,238
Earnings per share, basic	$0.34	$0.53	$0.77	$0.62
Earnings per share, diluted	$0.34	$0.53	$0.76	$0.61
Weighted average common shares outstanding (in thousands), basic	53,505	53,733	53,801	53,838
Weighted average common shares outstanding (in thousands), diluted	54,054	54,262	54,393	54,340

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013	(Unaudited)
Sales	$122,311	$129,828	$144,372	$149,474
Costs of goods sold	74,412	80,297	90,983	102,875
Operating expenses
Selling, general and administrative	12,404	10,099	12,800	14,456
Depreciation, depletion and amortization	8,278	8,890	9,152	10,098
	20,682	18,989	21,952	24,554
Operating income	27,217	30,542	31,437	22,045
Other (expense) income
Interest expense	(3,576)	(3,535)	(4,144)	(4,086)
Early extinguishment of debt	—	—	(480)	—
Other income, net, including interest income	122	63	260	152
	(3,454)	(3,472)	(4,364)	(3,934)
Income before income taxes	23,763	27,070	27,073	18,111
Income tax (expense) benefit	(6,486)	(6,878)	(5,739)	(1,658)
Net income	$17,277	$20,192	$21,334	$16,453
Earnings per share, basic	$0.33	$0.38	$0.40	$0.31
Earnings per share, diluted	$0.32	$0.38	$0.40	$0.31
Weighted average common shares outstanding (in thousands), basic	52,946	52,948	53,103	53,035
Weighted average common shares outstanding (in thousands), diluted	52,211	53,227	53,429	53,409
NOTE W—SUBSEQUENT EVENTS
On January 5, 2015, we paid a cash dividend of $0.125 per share to common stockholders of record on December 15, 2014, as had been declared by our Board of Directors on October 23, 2014.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

On February 12, 2015, our Board of Directors declared a quarterly cash dividend of $0.125 per share to common stockholders of record at the close of business on March 16, 2015, payable on April 3, 2015.
Subsequent to December 31, 2014, we have repurchased 587,132 shares of our common stock, payments for which totaled $15.0 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As noted in the COSO framework, an internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance to management and the Board of Directors regarding achievement of an entity's financial reporting objectives. Based upon the evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2014.
Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2014, as stated in their report below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
U.S. Silica Holdings, Inc.
We have audited the internal control over financial reporting of U.S. Silica Holdings, Inc. a Delaware corporation and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated February 25, 2015 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Baltimore, Maryland
February 25, 2015

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to directors and corporate governance will be set forth under “Proposal No. 1: Election of Directors” in the 2015 Proxy Statement and incorporated herein by reference.
The information required by this item with respect to executive officers of U.S. Silica, pursuant to instruction 3 of paragraph (b) of Item 401 of Regulation S-K, is set forth following Part I, Item 1 of this Annual Report on Form 10-K under “Executive Officers of the Registrant”.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item will be set forth under “Executive and Director Compensation” and “Report of Compensation Committee” in the 2015 Proxy Statement and incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management will be set forth under “Stock Ownership” in the 2015 Proxy Statement and incorporated herein by reference.
The information required by Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is furnished as a separate item captioned “Securities Authorized for Issuance Under Equity Compensation Plans” included in Part II, Item 5 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth under “Transactions with Related Persons” and “Determination of Independence” in the 2015 Proxy Statement and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be set forth under “Ratification of Grant Thornton LLP as Independent Registered Public Accounting Firm for 2015” in the 2015 Proxy Statement and incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this report:

a)	Consolidated Financial Statements
The Consolidated Financial Statements, together with the report thereon of Grant Thornton LLP, dated February 25, 2015, are included as part of Item 8, “Financial Statements and Supplementary Data.”

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of February, 2015.

U.S. Silica Holdings, Inc.

/s/ BRYAN A. SHINN
Name: Bryan A. Shinn
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ BRYAN A. SHINN	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2015
Bryan A. Shinn

/S/ DONALD A. MERRIL	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2015
Donald A. Merril

/S/ CHARLES SHAVER	Chairman of the Board	February 25, 2015
Charles Shaver

/S/ DANIEL AVRAMOVICH	Director	February 25, 2015
Daniel Avramovich

/S/ PETER BERNARD	Director	February 25, 2015
Peter Bernard

/S/ WILLIAM J. KACAL	Director	February 25, 2015
William J. Kacal

/S/ J. MICHAEL STICE	Director	February 25, 2015
J. Michael Stice

S-1

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of U.S. Silica Holdings, Inc., effective January 31, 2012.	8-K	001-35416	3.1	February 6, 2012
3.2	Second Amended and Restated Bylaws of U.S. Silica Holdings, Inc., effective January 31, 2012.	8-K	001-35416	3.2	February 6, 2012
4.1	Specimen Common Stock Certificate.	S-1/A	333-175636	4.1	December 7, 2011
10.1	Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of July 23, 2013, by and among USS Holdings, Inc. as Parent, U.S. Silica Company as Company, the Subsidiary Guarantors listed therein as Subsidiary Guarantors, the Lenders listed therein as Lenders and BNP Paribas as Administrative Agent.	8-K	001-35416	10.1	July 29, 2013
10.2+	Employment Agreement, dated as of March 22, 2012, by and between U.S. Silica Company and Bryan A. Shinn.	8-K	001-35416	10.11	March 22, 2012
10.3+	Employment Agreement, dated as of June 1, 2011, by and between U.S. Silica Company and Brian Slobodow.	S-1	333-175636	10.13	July 18, 2011
10.4+	Separation and Transition Agreement, dated October 1, 2012, by and among U.S. Silica Holdings, Inc., U.S. Silica Company and Brian Slobodow.	8-K	001-35416	10.2	October 1, 2012
10.5+	Separation, Option Extension and Post-Separation Covenant Agreement, dated December 20, 2013, by and among U.S. Silica Holdings, Inc., U.S. Silica Company and Brian Slobodow.	10-K	001-35416	10.5	February 26, 2014
10.6+	2011 Incentive Compensation Plan.	S-1/A	333-175636	10.14	August 29, 2011
10.7+	Form of Incentive Stock Option Agreement.	S-1/A	333-175636	10.15	August 29, 2011
10.8+	Form of Restricted Stock Agreement.	S-1/A	333-175636	10.16	August 29, 2011
10.9+	Form of Nonqualified Stock Option Agreement.	S-1/A	333-175636	10.17	August 29, 2011
10.10+	Form of Stock Appreciation Rights Agreement.	S-1/A	333-175636	10.18	August 29, 2011
10.11+	Form of Restricted Stock Unit Agreement.	S-1/A	333-175636	10.19	August 29, 2011
10.12+	Form of Performance Share Unit Agreement.	10-K	001-35416	10.12	February 26, 2014
10.13	Form of Indemnification Agreement.	S-1/A	333-175636	10.20	December 29, 2011
10.14+	Letter Agreement, dated as of December 27, 2011, by and between William J. Kacal and U.S. Silica Holdings, Inc.	S-1/A	333-175636	10.24	December 29, 2011
10.15+	Letter Agreement, dated April 27, 2012, by and between Peter Bernard and U.S. Silica Holdings, Inc.	8-K	001-35416	10.10	May 1, 2012
10.16+	Letter Agreement, dated October 8, 2013, by and between J. Michael Stice and U.S. Silica Holdings, Inc.	8-K	001-35416	10.10	October 11, 2013
10.17+	Letter Agreement, dated March 20, 2014, by and between Daniel Avramovich and U.S. Silica Holdings, Inc.	8-K	001-35416	10.1	March 21, 2014
10.18+	Amendment No. 1 dated July 25, 2014 to Restricted Stock Agreement dated November 6, 2012 with Bryan A. Shinn.	8-K	001-35416	10.1	July 30, 2014
10.19+	Omnibus Amendment dated July 25, 2014 to Award Agreements with Bryan A. Shinn.	8-K	001-35416	10.2	July 30, 2014
10.20	Joinder Agreement to Second Amended and Restated Credit Agreement, dated as of December 5, 2014.	8-K	001-35416	10.1	December 11, 2014
10.21*+	Form of Nonqualified Stock Option Agreement.
21.1*	List of subsidiaries of U.S. Silica Holdings, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1 *	Rule 13a-14(a)/15(d)-14(a) Certification by Bryan A. Shinn, Chief Executive Officer.

E-1

31.2*	Rule 13a-14(a)/15(d)-14(a) Certification by Donald A. Merril, Chief Financial Officer.
32.1*	Section 1350 Certification by Bryan A. Shinn, Chief Executive Officer.
32.2*	Section 1350 Certification by Donald A. Merril, Chief Financial Officer.
95.1*	Mine Safety Disclosure
99.1*	Consent of PacWest Consulting Partners, LLC
99.2*	Consent of PropTester, Inc.
101*	101.INS XBRL Instance
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