Form 10-Q
period 2015-03-31
U.S. SILICA HOLDINGS, INC.
filed 2015-04-29
CIK 1524741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2015, 53,391,504 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

U.S. Silica Holdings, Inc.
FORM 10-Q
For the Quarter Ended March 31, 2015

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$252,555	$267,281
Short-term investments	75,253	75,143
Accounts receivable, net	96,355	120,881
Inventories, net	65,035	66,712
Prepaid expenses and other current assets	10,775	9,267
Deferred income taxes, net	23,776	22,295
Income tax deposits	—	746
Total current assets	523,749	562,325
Property, plant and mine development, net	565,337	565,755
Goodwill	68,647	68,647
Trade names	14,914	14,914
Customer relationships, net	6,824	6,984
Other assets	13,882	12,317
Total assets	$1,193,353	$1,230,942
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Book overdraft	$6,756	$4,215
Accounts payable	56,699	85,781
Dividends payable	6,738	6,805
Accrued liabilities	13,922	17,911
Accrued interest	60	60
Current portion of long-term debt	3,321	3,329
Deferred revenue	26,771	26,771
Income tax payable	4,997	—
Total current liabilities	119,264	144,872
Long-term debt	490,873	491,757
Deferred revenue	59,224	64,722
Liability for pension and other post-retirement benefits	61,554	59,932
Deferred income taxes, net	47,918	49,749
Other long-term obligations	16,472	16,094
Total liabilities	795,305	827,126
Stockholders’ Equity:
Preferred stock	—	—
Common stock	540	539
Additional paid-in capital	193,140	191,086
Retained earnings	240,683	232,551
Treasury stock, at cost	(16,156)	(542)
Accumulated other comprehensive loss	(20,159)	(19,818)
Total stockholders’ equity	398,048	403,816
Total liabilities and stockholders’ equity	$1,193,353	$1,230,942
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Sales	$203,958	$180,095
Cost of goods sold (excluding depreciation, depletion and amortization)	138,653	126,770
Operating expenses
Selling, general and administrative	26,961	15,445
Depreciation, depletion and amortization	13,243	9,589
	40,204	25,034
Operating income	25,101	28,291
Other (expense) income
Interest expense	(6,836)	(3,808)
Other income, net, including interest income	11	38
	(6,825)	(3,770)
Income before income taxes	18,276	24,521
Income tax expense	(3,453)	(6,150)
Net income	$14,823	$18,371
Earnings per share:
Basic	$0.28	$0.34
Diluted	$0.27	$0.34
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$14,823	$18,371
Other comprehensive income:
Unrealized gain (loss) on derivatives (net of tax of $2 and $(12) for the three months ended March 31, 2015 and 2014, respectively)	3	(19)
Unrealized gain (loss) on investments (net of tax of $22 and $19 for the three months ended March 31, 2015 and 2014, respectively)	35	29
Pension and other post-retirement benefits liability adjustment (net of tax of $(235) and $95 for the three months ended March 31, 2015 and 2014, respectively)	(379)	149
Comprehensive income	$14,482	$18,530
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited; dollars in thousands)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2014	$539	$(542)	$191,086	$232,551	$(19,818)	$403,816
Net income	—	—	—	14,823	—	14,823
Unrealized loss on derivatives	—	—	—	—	3	3
Unrealized loss on short-term investments	—	—	—	—	35	35
Pension and postretirement liability	—	—	—	—	(379)	(379)
Cash dividend declared ($0.125 per share)	—	—	—	(6,691)	—	(6,691)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	2,090	—	—	2,090
Excess tax benefit from equity compensation	—	—	6	—	—	6
Proceeds from options exercised	—	85	(42)	—	—	43
Shares withheld for employee taxes for vested restricted stock and stock units	1	(444)	—	—	—	(443)
Repurchase of common stock	—	(15,255)	—	—	—	(15,255)
Balance at March 31, 2015	$540	$(16,156)	$193,140	$240,683	$(20,159)	$398,048
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income	$14,823	$18,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	13,243	9,589
Debt issuance amortization	352	220
Original issue discount amortization	96	66
Deferred income taxes	(3,101)	1,160
Deferred revenue	(5,498)	—
(Gain)/loss on disposal of property, plant and equipment	(32)	—
Equity-based compensation	2,090	1,330
Excess tax benefit from equity-based compensation	(6)	(1,438)
Other	2,630	117
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	21,344	(22,985)
Inventories	1,677	13,041
Prepaid expenses and other current assets	(1,512)	(1,173)
Income taxes	5,742	3,049
Accounts payable and accrued liabilities	(33,071)	9,111
Liability for pension and other post-retirement benefits	1,007	(151)
Net cash provided by operating activities	19,784	30,307
Investing activities:
Capital expenditures	(13,377)	(10,606)
Proceeds from sale of property, plant and equipment	72	—
Net cash used in investing activities	(13,305)	(10,606)
Financing activities:
Dividends paid	(6,758)	(13,402)
Repurchase of common stock	(15,255)	—
Proceeds from options exercised	43	3,004
Excess tax benefit from equity-based compensation	6	1,438
Tax payments related to shares withheld for vested restricted stock	(443)	(229)
Repayment of long-term debt	(1,275)	(938)
Change in book overdraft	2,541	(2,130)
Financing fees	(64)	—
Net cash used in financing activities	(21,205)	(12,257)
Net increase/(decrease) in cash and cash equivalents	(14,726)	7,444
Cash and cash equivalents, beginning of period	267,281	78,256
Cash and cash equivalents, end of period	$252,555	$85,700
Supplemental cash flow information:
Cash paid during the period for:
Interest	$5,529	$3,824
Taxes	$805	$2,043
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; dollars in thousands, except per share amounts)
NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The accompanying Condensed Consolidated Financial Statements (the “Financial Statements”) of U.S. Silica Holdings, Inc. (“Holdings,” and together with its subsidiaries “we,” “us” or the “Company”) included in this Quarterly Report on Form 10-Q , have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). They do not contain certain information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014; therefore, the interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of the Financial Statements have been included. Such adjustments are of a normal, recurring nature. We have reclassified certain immaterial amounts in the prior years’ assets section of the consolidated balance sheets and operating activities section of the consolidated statement of cash flows to conform to the current year presentation. These reclassifications had no effect on previously reported total assets and net cash flows from operations.
In order to make this report easier to read, we refer throughout to (i) our Condensed Consolidated Balance Sheets as our “Balance Sheets,” (ii) our Condensed Consolidated Statements of Operations as our “Income Statements,” and (iii) our Condensed Consolidated Statements of Cash Flows as our “Cash Flows.”
Unaudited Interim Financial Statements
The accompanying Balance Sheet as of March 31, 2015; the Income Statements for the three months ended March 31, 2015 and 2014; the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014; the Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2015; the Cash Flows for the three months ended March 31, 2015 and 2014; and other information disclosed in the related notes are unaudited. The Balance Sheet as of December 31, 2014 was derived from our audited consolidated financial statements as included in our 2014 Annual Report.
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
Recently Issued Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update, Interest-Imputation of Interest, which simplifies presentation of debt issuance costs. The new standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The new standard will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued. We have elected to adopt the standard early and have presented debt issuance costs as a direct deduction from the carrying amount of debt on our Balance Sheets as of March 31, 2015 and December 31, 2014.

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

	Three Months Ended March 31,
	2015	2014
Net income	$14,823	$18,371
Less: net income allocated to outstanding restricted stockholders	(46)	(42)
Net income allocated to common stockholders	$14,777	$18,329
Weighted-average common stock
Outstanding	53,416	53,505
Outstanding assuming dilution	53,869	54,054
The weighted-average stock options (in thousands) that are antidilutive and are therefore excluded from the calculation of diluted earnings per common share are:

	Three Months Ended March 31,
	2015	2014
Weighted-average outstanding stock options excluded	306	—
NOTE C—CAPITAL STRUCTURE AND ACCUMULATED COMPREHENSIVE INCOME
Common Stock
Our Amended and Restated Certificate of Incorporation, authorizes up to 500,000,000 shares of common stock, par value of $0.01. Subject to the rights of holders of any series of preferred stock, all of the voting power of the stockholders of Holdings shall be vested in the holders of the common stock. There were 53,374,963 shares of common stock issued and outstanding at March 31, 2015. As of March 31, 2014, there were 53,733,092 shares issued and outstanding.
In 2015, our Board of Directors declared quarterly cash dividends as follows:

Dividends per Common Share	Declaration Date	Record Date	Payable Date
$0.125	February 12, 2015	March 16, 2015	April 3, 2015
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
There are no shares of preferred stock issued or outstanding at March 31, 2015 and 2014. At present, we have no plans to issue any preferred stock.

Share Repurchase Program
We are authorized by our Board of Directors to repurchase shares of our outstanding common stock from time to time on the open market or in privately negotiated transactions. As of March 31, 2015, we are authorized to repurchase up to $50 million of our common stock through December 11, 2015. Stock repurchases, if any, will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. Under our share repurchase program, as of March 31, 2015, we have repurchased 706,093 shares of our common stock at an average price of $23.83 and are authorized to repurchase up to an additional $33.2 million of our common stock.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income (loss) consists of fair value adjustments associated with cash flow hedges and accumulated adjustments for net experience losses and prior service cost related to employee benefit plans. The following table presents the changes in accumulated other comprehensive income by component during the three months ended March 31, 2015:

	For the Three Months Ended March 31, 2015
	Unrealized gain/(loss) on cash flow hedges	Unrealized gain/(loss) on short-term investments	Pension and other post-retirement benefits liability	Total
Beginning Balance	$(134)	$(41)	$(19,643)	$(19,818)
Other comprehensive income (loss) before reclassifications	(3)	35	(856)	(824)
Amounts reclassed from accumulated other comprehensive income	6	—	477	483
Ending Balance	$(131)	$(6)	$(20,022)	$(20,159)
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

The table below represents the tangible and identifiable intangible assets and liabilities based on management’s assessment of the acquisition date fair value of the assets acquired and liabilities assumed:

Accounts receivable	$6,898
Inventory	2,534
Other current assets	174
Fixed assets	73,138
Deferred tax assets (net)	13,966
Accounts payable, accrued expenses and other liabilities	(4,389)
Net tangible assets acquired	92,321
Customer relationships	1,274
Trade Name	4,478
Goodwill	244
Purchase price, net of cash acquired	$98,317
The value of acquired intangible assets and the related estimated useful lives consist of the following:

	Estimated Useful Lives	Value
Customer relationships	15 years	$1,274
Trade name	Indefinite	4,478
Total intangible assets		$5,752
Pro Forma Adjusted Summary
The results of Cadre’s operations have been included in the consolidated financial statements subsequent to the acquisition date.
The following unaudited pro forma consolidated financial information reflects the results of operations as if the Cadre acquisition had occurred on January 1, 2014, after giving effect to certain purchase accounting adjustments. This information does not purport to be indicative of the actual results that would have occurred if the acquisition had actually been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company:

Three Months Ended March 31, 2015
Sales	$188,509
Net income	$18,417
Basic earnings per share	$0.34
Diluted earnings per share	$0.34

NOTE E—ACCOUNTS RECEIVABLE
At March 31, 2015 and December 31, 2014, accounts receivable consisted of the following:

	March 31, 2015	December 31, 2014
Trade receivables	$107,308	$128,498
Less: Allowance for doubtful accounts	(13,611)	(10,429)
Net trade receivables	93,697	118,069
Other receivables	2,658	2,812
Total accounts receivable	$96,355	$120,881
Changes in our allowance for doubtful accounts during the three months ended March 31, 2015 are as follows:

March 31, 2015
Beginning balance	$10,429
Bad debt provision	3,183
Write-offs	(1)
Ending balance	$13,611
NOTE F—INVENTORIES
At March 31, 2015 and December 31, 2014, inventories consisted of the following:

	March 31, 2015	December 31, 2014
Supplies	$18,059	$17,528
Raw materials and work in process	9,446	12,562
Finished goods	37,530	36,622
Total inventories	$65,035	$66,712
NOTE G—PROPERTY, PLANT AND MINE DEVELOPMENT
At March 31, 2015 and December 31, 2014, property, plant and mine development consisted of the following:

	March 31, 2015	December 31, 2014
Mining property and mine development	$197,824	$197,824
Asset retirement cost	9,559	9,559
Land	28,443	28,443
Land improvements	35,420	35,322
Buildings	47,198	47,149
Machinery and equipment	331,604	323,618
Furniture and fixtures	1,599	1,599
Construction-in-progress	83,269	78,997
	734,916	722,511
Accumulated depletion, depreciation and amortization	(169,579)	(156,756)
Total property, plant and mine development, net	$565,337	$565,755
The amount of interest costs capitalized in property, plant and equipment was $42 and $201 for the three months ended March 31, 2015 and 2014, respectively.

NOTE H—DEBT
At March 31, 2015 and December 31, 2014, debt consisted of the following:

	March 31, 2015	December 31, 2014
Senior secured credit facility:
Revolver expiring July 23, 2018 (4.75% at March 31, 2015 and December 31, 2014)	$—	$—
Term loan facility—final maturity July 23, 2020 (4% - 5.25% at March 31, 2015 and December 31, 2014)	503,100	504,375
Less: Unamortized original issue discount	(1,983)	(2,078)
Less: Unamortized debt issuance cost	(6,923)	(7,211)
Total debt	494,194	495,086
Less: current portion	(3,321)	(3,329)
Total long-term portion of debt	$490,873	$491,757
Revolving Line-of-Credit
We have a $50 million revolving line-of-credit (the “Revolver”), with zero drawn and $3.1 million allocated for letters of credit as of March 31, 2015, leaving $46.9 million available under the Revolver.
Debt Maturities
At March 31, 2015, contractual maturities of long-term debt are as follows:

2015	$3,825
2016	5,100
2017	5,100
2018	5,100
2019	5,100
Thereafter	478,875
$503,100
Our senior secured credit facility is secured by substantially all of our assets and a pledge of the equity interests in certain of our subsidiaries. The facility contains covenants that, among other things, govern our ability to create, incur or assume indebtedness and liens, to make acquisitions or investments, to pay dividends and to sell assets. The facility also requires us to maintain a consolidated total net leverage ratio of no more than 3.75:1.00 as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 25% of the Revolver commitment. As of March 31, 2015, we are in compliance with all covenants in accordance with our senior secured credit facility.
NOTE I—ASSET RETIREMENT OBLIGATIONS
Mine reclamation costs, or future remediation costs for inactive mines, are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates at inactive mines are reflected in earnings in the period an estimate is revised.
As of March 31, 2015 and December 31, 2014, we had recorded a liability of $11.5 million and $11.3 million in other long-term obligations related to our asset retirement obligation. Changes in the asset retirement obligation during the three months ended March 31, 2015 and the year ended December 31, 2014, respectively, are as follows:

	March 31, 2015	December 31, 2014
Beginning balance	$11,283	$9,378
Payments	—	(782)
Accretion	187	676
Additions and revisions of prior estimates	—	2,011
Ending balance	$11,470	$11,283

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
Level 1—Quoted prices in active markets for identical assets or liabilities.
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
Cash equivalents
Due to the short-term maturity, we believe our cash equivalent instruments at March 31, 2015 and December 31, 2014 approximate their reported carrying values.
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
Long-Term Debt, including current maturities
We believe that the fair values of our long-term debt, including current maturities, approximates their carrying values based on their effective interest rates compared to current market rates.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default of ourselves and our counterparties. However, as of March 31, 2015, we have assessed that the impact of the credit valuation adjustments on the overall valuation of our derivative positions is not significant. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
In accordance with the fair value hierarchy, the following table presents the fair value as of March 31, 2015 of those assets that we measure at fair value on a recurring basis:

	Level 1	Level 2	Total
Short-term investments	$995	$74,258	$75,253
Interest rate derivatives	—	—	—
Net asset	$995	$74,258	$75,253

NOTE K—SHORT-TERM INVESTMENTS
We have segregated funds into designated accounts with investment brokers who manage our short-term investment portfolio. Those funds are held on an available-for-sale basis and are therefore reported at fair value on the balance sheet. The following table summarizes our available-for-sale short-term investments as of March 31, 2015:

	Aggregate Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$995	$—	$—	$995
Cash	1	—	—	1
Fixed income securities:
Certificates of deposit	28,767	2	(7)	28,762
Commercial paper	10,186	12	(1)	10,197
Corporate notes and bonds	12,539	—	(7)	12,532
Government agencies	16,673	6	(8)	16,671
U.S. Treasuries	2,152	—	(3)	2,149
Variable Rate Demand Obligations	3,946	—	—	3,946
Total available-for-sale investments	$75,259	$20	$(26)	$75,253
As of March 31, 2015, we considered the declines in market value of our short-term investment portfolio to be temporary in nature and did not consider any of our investments other-than-temporarily impaired. We typically invest in highly-rated securities, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and our intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. As of March 31, 2015, we did not recognize any impairment charges.
NOTE L—COMMITMENTS AND CONTINGENCIES
Future Minimum Annual Commitments at March 31, 2015:

	Operating Leases	Minimum Purchase Commitments
2015	$31,851	$29,917
2016	45,069	30,464
2017	42,675	19,871
2018	41,026	15,754
2019	34,485	10,000
Thereafter	103,523	16,356
Total future lease and purchase commitments	$298,629	$122,362
Operating Leases
We are obligated under certain operating leases for railroad cars, office space, mining property, mining/processing equipment and transportation and other equipment. Certain operating lease agreements include options to purchase the equipment for fair market value at the end of the original lease term. In general, the above leases include renewal options and provide that we pay for all utilities, insurance, taxes and maintenance. Expense related to operating leases and rental agreements totaled approximately $10.0 million and $7.1 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, we have no obligations under a capital lease.
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
Other Commitments and Contingencies
Our operating subsidiary, U.S. Silica Company (“U.S. Silica”), has been named as a defendant in various product liability claims alleging silica exposure causing silicosis. During the three months ended March 31, 2015, no new claims were brought against U.S. Silica. As of March 31, 2015, there were 75 active silica-related products liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, it is not reasonably possible that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations that exceeds the accrual amounts.
For periods prior to 1986, U.S. Silica had numerous insurance policies and an indemnity from a former owner that covered silicosis claims. In the fourth quarter of 2012, U.S. Silica settled all rights under the indemnity and its underlying insurance. The settlement was received during the first quarter of 2013. As a result of the settlement, the indemnity and related policies are no longer available to U.S. Silica and U.S. Silica will not seek reimbursement for any defense costs or claim payments. Other insurance policies, however, continue to remain available to U.S. Silica.
We have recorded estimated liabilities for these claims in other long-term obligations as well as estimated recoveries under the indemnity agreement and an estimate of future recoveries under insurance in other assets on our consolidated balance sheets. As of both March 31, 2015, and December 31, 2014 other non-current assets included $311 for insurance for third-party products liability claims and other long-term obligations included $1.6 million in third-party products claims liability.
Additionally, we recently received an unfavorable ruling in an arbitration proceeding as a result of exiting a toll manufacturing contract. The amount of the ruling was approximately $7.6 million, which was fully accrued as selling, general and administrative expense in our Income Statement for the three months ended March 31, 2015. We have filed an appeal with the arbitration panel in this matter and intend to vigorously pursue all other legal actions available to us.
NOTE M—INCOME TAXES
For interim period reporting, we record income taxes using an estimated annual effective tax rate based upon projected annual income, forecasted permanent tax differences, discrete items and statutory rates in states in which we operate. At the end of each interim period, we update the estimated annual effective tax rate, and if the estimated tax rate changes based on new information, we make a cumulative adjustment in the period. We record the tax effect of an unusual or infrequently occurring item in the interim period in which it occurs as a discrete item of tax.
In the three months ended March 31, 2015, we recorded a discrete tax benefit of $2.9 million, which relates to the accrual of approximately $7.6 million as described in Note L - Commitments and Contingencies.
The effective tax rates were 19% and 25% for the three months ended March 31, 2015 and March 31, 2014, respectively. The tax rate for the three months ending March 31, 2015 would have been 25% without the discrete tax benefit.
Historically, our actual effective tax rates have been lower than the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes.
NOTE N—PENSION AND POST-RETIREMENT BENEFITS
We maintain a single-employer noncontributory defined benefit pension plan covering certain employees. Net pension benefit cost recognized for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
Service cost	$324	$269
Interest cost	1,203	1,143
Expected return on plan assets	(1,375)	(1,255)
Net amortization and deferral	666	238
Net pension benefit costs	$818	$395

In addition, we provide defined benefit post-retirement health care and life insurance benefits to some employees. Net periodic post-retirement benefit cost recognized for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
Service cost	$44	$45
Interest cost	277	257
Expected return on plan assets	(1)	(1)
Net amortization and deferral	96	—
Net post-retirement costs	$416	$301
For the three months ended March 31, 2015, we made no contributions to the qualified pension plan and made $0.8 million in contributions during the three months ended March 31, 2014. Total expected employer funding contributions during the fiscal year ending December 31, 2015 are $1.7 million for the pension plan and $1.7 million for the post-retirement medical and life plan.
NOTE O—OBLIGATIONS UNDER GUARANTEES
We have indemnified Travelers Casualty and Surety Company of America (“Travelers”) against any loss Travelers may incur in the event that holders of surety bonds, issued on behalf of us by Travelers, execute the bonds. As of March 31, 2015, Travelers had $8.5 million in bonds outstanding for us. The majority of these bonds, $8.2 million, relate to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to such indefinite purposes as licenses, permits, and tax collection.
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
NOTE P—SEGMENT REPORTING
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
An operating segment’s performance is primarily evaluated based on segment contribution margin, which excludes certain corporate costs not associated with the operations of the segment. These corporate costs are separately stated below and include costs that are related to functional areas such as operations management, corporate purchasing, accounting, treasury, information technology, legal and human resources. We believe that segment contribution margin, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, this measure should be considered in addition to, not a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles. The other accounting policies of each of the two reporting segments are the same as those in Note A - Summary of Significant Accounting Policies of our Financial Statements.
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
The following table presents sales and segment contribution margin for the reporting segments and other operating results not allocated to the reported segments for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Sales:
Oil & Gas Proppants	$148,753	$130,584
Industrial & Specialty Products	55,205	49,511
Total Sales	203,958	180,095
Segment contribution margin:
Oil & Gas Proppants	52,195	41,628
Industrial & Specialty Products	15,456	13,187
Total segment contribution margin	67,651	54,815
Operating activities excluded from segment cost of goods sold	(2,346)	(1,490)
Selling, general and administrative	(26,961)	(15,445)
Depreciation, depletion and amortization	(13,243)	(9,589)
Interest expense	(6,836)	(3,808)
Other income, net, including interest income	11	38
Income before income taxes	$18,276	$24,521
Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. Goodwill of $68.6 million has been allocated to these segments with $47.9 million assigned to Oil & Gas Proppants and $20.7 million to Industrial & Specialty Products.
NOTE Q—SUBSEQUENT EVENTS
On April 3, 2015 we paid a cash dividend of $0.125 per share to common stockholders of record on March 16, 2015, which had been declared by our Board of Directors on February 12, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the Condensed Consolidated Financial Statements and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as the Consolidated Financial Statements, the accompanying notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the "2014 Annual Report").
Overview
We are one of the largest domestic producers of commercial silica, a specialized mineral that is a critical input into a variety of attractive end markets. During our 115 year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 260 products to customers across these markets. As of March 31, 2015, we operate 17 production facilities across the United States and control 360 million tons of reserves of commercial silica. We own one of the largest frac sand processing plants in the United States and control approximately 177 million tons of reserves that can be processed to meet American Petroleum Institute (API) frac sand size specifications. Our operations are organized into two segments based on end markets served: (1) Oil & Gas Proppants and (2) Industrial & Specialty Products. Our segments are complementary because our ability to sell to a wide range of customers across end markets allows us to maximize recovery rates in our mining operations, optimize our asset utilization and reduce the cyclicality of our earnings.
Recent Trends and Outlook
Oil and gas proppants end market trends
Increased demand for frac sand over the last several years has been driven by the growth in the use of hydraulic fracturing as a means to extract hydrocarbons from shale formations. According to the 2014 Proppant Market Report, PropTester Inc., published February 2015, global frac sand consumption grew at a 51.2% compound annual growth rate from 2009 to 2014. This included 53.7% growth in frac sand demand from 2013 to 2014. We significantly expanded our sales efforts to the frac sand market in 2008 and have since experienced rapid growth in our sales associated with our oil and gas activities.
Recent declines in oil prices have reduced oil and gas drilling activity in North America. According to internal U.S. Silica management estimates, we expect to see continued decline in 2015 proppant demand compared to 2014 due to decreased rig count, partially offset by higher proppant per well. During the three months ended March 31, 2015 we have experienced the impacts of declined demand from our customers. The table below summarizes some revenue metrics of our Oil & Gas Proppants segment for the three months ended March 31, 2015 compared to December 31, 2014:

All numbers in thousands except per ton data	Three Months Ended		Amount Change	Percent Change
	March 31, 2015	December 31, 2014	'15 vs. '14	'15 vs. '14
Oil & Gas Proppants Sales	$148,753	$196,043	$(47,290)	(24)%
Oil & Gas Proppants Tons Sold	1,688	1,997	(309)	(15)%
Oil & Gas Proppants Average Selling Price per Ton	$88.12	$98.17	$(10.05)	(10)%
A continued reduction in oil and gas drilling activities may reduce frac sand demand further, which could result in us selling fewer tons, selling tons at lower prices, or both. If we sell less frac sand, or sell frac sand at lower prices, our revenue, net income, cash generated from operating activities, and liquidity would be adversely affected. We could evaluate actions to reduce cost and improve liquidity. For instance, we may further reduce our capital spending for 2015 and beyond and may delay or cancel capital projects.
We believe the industry may experience temporary fluctuations in demand and price as the market adjusts to changing supply and demand due to energy pricing fluctuations. However, we continue to expect long-term growth in oil and gas drilling in North American shale basins.
Oil and natural gas exploration and production companies' and oilfield service providers’ preferences and expectations have been evolving in recent years. A proppant vendor’s logistics capabilities have become an important differentiating factor when competing for business on both a spot and contract basis. Many of our customers increasingly seek convenient in-basin proppant delivery capability from their proppant supplier. We believe that, over time, proppant customers will prefer to consolidate their purchases across a smaller group of suppliers with robust logistics capabilities and a broad offering of high performance proppants.
Industrial and specialty products end market trends
Demand in the Industrial & Specialty Products end markets is relatively stable and is primarily influenced by key macroeconomic drivers such as housing starts, light vehicle sales, repair and remodel activity and industrial production. The economic downturn beginning in 2008 decreased demand in the foundry, building products and glassmaking end markets; however, the recent economic recovery has significantly increased demand in these end markets. The primary end markets served by our production used in Industrial & Specialty Products are foundry, building products, sports and recreation, glassmaking and filtration.
Our Strategy
The key drivers of our growth strategy include:

•
Expand our Oil & Gas Proppants production capacity and product portfolio. We continue to execute on several initiatives to increase our frac sand production capacity and augment our proppant product portfolio.

◦
In 2014, we made an initial investment in a new Greenfield site near Fairchild, Wisconsin, which, depending on market conditions, could become operational as early as the first half of 2016 and eventually add 3,000,000 tons of annual demonstrated frac sand capacity.

◦
In 2014, we made an initial investment in an 800,000 ton-per-year expansion at our Pacific, Missouri facility. This project includes adding a dryer as well as a new transload facility to support the additional volume and depending on market conditions, could come online as early as the first half of 2016.

◦
On July 31, 2014, we completed our acquisition of Cadre, a leading regional sand mining company based in Voca, Texas. Cadre operates a single frac sand mine and plant, with an annual demonstrated capacity of about 800,000 tons of Premium Hickory® sand and has more than 65 years of high quality reserves. See accompanying Note D - Business Combinations of our Financial Statements for more information regarding this acquisition.

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

•
Expand our supply chain network and leverage our logistics capabilities to meet our customers’ needs in each strategic oil and gas basin. We continue to expand our transload network to ensure product is available to meet the in-basin needs of our customers. This approach allows us to provide strong customer service and puts us in a position to take advantage of opportunistic spot market sales. Our plant sites are strategically located to provide access to key Class I railroads, which enables us to cost effectively send product to each of the strategic basins in North America. We can ship product by truck, barge and rail with an ability to connect to short-line railroads as necessary to meet our customers’ evolving in-basin product needs. We believe that our supply chain network and logistics capabilities are a competitive advantage that enables us to provide superior service for our customers. For example, in 2013, we opened our San Antonio, Texas unit-train receiving transload facility, which was built in partnership with BNSF Railway to support the Eagle Ford market. Additionally, in 2015, we opened our Odessa, Texas, two-unit-train storage capacity transload facility which was built in partnership with Union Pacific Railroad to support the Permian market. We will continue to make strategic investments and develop partnerships with transload operators and transportation providers that will enhance our portfolio of supply chain services that we can provide to customers. As of March 31, 2015, we have in-basin storage capacity at 35 transloads located near all of the major shale basins in the United States.

•
Evaluate both Greenfield and Brownfield expansion opportunities and other acquisitions. We will continue to leverage our reputation, processing capabilities and infrastructure to increase production, as well as explore other opportunities to expand our reserve base. We may accomplish this by developing Greenfield projects, where we can capitalize on our technical knowledge of geology, mining and processing and our strong reputation within local communities. For instance, we are evaluating the potential development of a Greenfield project in Wisconsin, which could add 3,000,000 tons of annual demonstrated frac sand capacity. Depending on market conditions, this facility could become operational as early as the end of 2016. Additionally, we are continuing to actively pursue acquisitions to grow, by taking advantage of our asset footprint, our management’s experience with high-growth businesses, and our strong customer relationships. Our primary objective is to acquire assets with differing levels of frac sand quality that are complementary to our Oil & Gas Proppants segment, with a focus on mining, processing and logistics to further enhance our market presence. We prioritize acquisitions that provide opportunities to realize synergies (and, in some cases, the acquisition may be accretive assuming synergies), including entering new geographic and frac sand product markets, acquiring attractive customer contracts and improving operations. For instance, we completed the Cadre acquisition on July 31, 2014, which generated synergies and positively impacted our results of operations. See accompanying Note D - Business Combinations of our Financial Statements for pro forma results of operations related to the Cadre acquisition. We are in active discussions to acquire assets fitting this strategy, which, if completed, would be “significant” under Regulation S-X and could require additional sources of financing. There can be no assurance that we will reach a definitive agreement and complete any of these potential transactions. See the risk factors disclosed in Item 1A of Part I of our 2014 Annual Report, including the risk factor entitled, “If we cannot successfully complete acquisitions or integrate acquired businesses, our growth may be limited and our financial condition may be adversely affected.”

•
Maintain financial strength and flexibility. We intend to maintain financial strength and flexibility to enable us to pursue acquisitions and new growth opportunities as they arise. In July 2013, we refinanced our existing senior secured debt by replacing our revolving line-of-credit and amending our senior secured term loan facility (the “Term Loan”), increasing the Term Loan amount by approximately $115.0 million. In December 2014, we upsized our Term Loan by an additional $135.0 million to a total of approximately $500.0 million. As of March 31, 2015, we had $252.6 million of cash on hand, $75.3 million in short-term investments and $46.9 million of availability under our revolver.

How We Generate Our Sales
We derive our sales by mining and processing minerals that our customers purchase for various uses. Our sales are primarily a function of the price per ton and the number of tons sold. The price invoiced reflects product, transportation and additional services as applicable, such as storage and transloading the product from railcars to trucks for delivery to the customer site. We invoice the majority of our customers on a per shipment basis, although for some larger customers, we consolidate invoices weekly or monthly. Our five largest customers accounted for approximately 47% of total sales during the three months ended March 31, 2015. Sales to our two largest customers, Schlumberger N.V. and Halliburton Company accounted for 16% and 14% of our total revenues, respectively, during the three months ended March 31, 2015. No other customer accounted for 10% or more of our total revenues.
We primarily sell our products under short-term price agreements or at prevailing market rates. For a number of customers, we sell under long-term, competitively-bid contracts. As of April 29, 2015, we have 9 take-or-pay supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2015 and 2019. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge and that our customers will pay for each product. Prices under these agreements are generally fixed and subject to upward adjustment in response to certain cost increases. Additionally, at the time the take-or-pay supply agreements were signed, some customers provided advance payments for future shipments. A percentage of these advance payments was recognized as revenue with each ton of applicable product shipped to the customer. Collectively, sales to customers with take-or-pay supply agreements accounted for 36% and 33% of our total company revenue during the three months ended March 31, 2015 and 2014, respectively. Although sales under take-or-pay supply agreements, as opposed to short-term price agreements or at prevailing spot market rates, result in us realizing lower margins than we otherwise might during periods of high market prices, we believe such lower margins are offset by the benefits derived from the product mix and sales volume stability afforded by such supply agreements, which helps us lower market risk arising from adverse changes in spot prices and market conditions. Additionally, selling more tons under supply contracts also enables us to be more efficient from a production, supply chain and logistics standpoint. As discussed in Part I, Item 1A, of our 2014 Annual Report, “Risk Factors—A large portion of our sales is generated by our top customers, and the loss of, or significant reduction in, purchases by our largest customers could adversely affect our operations,” these customers may not continue to purchase the same levels of product in the future due to a variety of reasons, contract requirements notwithstanding.

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
Segment contribution margin is not a measure of our financial performance under GAAP and should not be considered an alternative to measures derived in accordance with GAAP. For more details on the reconciliation of segment contribution margin to its most directly comparable GAAP financial measure, income (loss) before income taxes, see Note P - Segment Reporting to our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA.

	Three Months Ended March 31,
	2015	2014
Net income	$14,823	$18,371
Total interest expense, net of interest income	6,940	3,873
Provision for taxes	3,453	6,150
Total depreciation, depletion and amortization expenses	13,243	9,589
EBITDA	38,459	37,983
Non-cash incentive compensation (1)	2,090	1,330
Post-employment expenses (excluding service costs) (2)	868	381
Business development related expenses (3)	8,328	1,925
Other adjustments allowable under our existing credit agreement (4)	1,538	309
Adjusted EBITDA	51,283	41,928

(1)	Includes vesting of incentive equity compensation issued to our employees.
(2)
Includes net pension cost and net post-retirement cost relating to pension and other post-retirement benefit obligations during the applicable period, but in each case excluding the service cost relating to benefits earned during such period. See Note N - Pension and Post-retirement Benefits to our Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

(3)	Reflects expenses related to business development activities in connection with our growth and expansion initiatives.
(4)	Reflects miscellaneous adjustments permitted under our existing credit agreement, including such items as restructuring costs and employment agency fees.
Results of Operations for the Three Months Ended March 31, 2015 and 2014
Sales

All numbers in thousands except per ton data	Three Months Ended March 31,		Amount Change	Percent Change
	2015	2014	'15 vs. '14	'15 vs. '14
Sales:
Oil & Gas Proppants	$148,753	$130,584	$18,169	14%
Industrial & Specialty Products	55,205	49,511	5,694	12%
Total Sales	$203,958	$180,095	$23,863	13%
Tons:
Oil & Gas Proppants	1,688	1,335	353	26%
Industrial & Specialty Products	983	975	8	1%
Total Tons	2,671	2,310	361	16%
Average Selling Price per Ton:
Oil & Gas Proppants	$88.12	$97.82	$(9.69)	(10)%
Industrial & Specialty Products	56.16	50.78	5.38	11%
Overall Average Selling Price per Ton:	$76.36	$77.96	$(1.60)	(2)%
Total sales increased 13% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, driven by a 16% increase in total tons sold partially offset by a 2% decrease in overall average selling price. Tons sold in-basin represented 40% of total company tons sold for both the three months ended March 31, 2015 and 2014.
The majority of the increase in total sales was driven by Oil & Gas Proppants sales, which increased 14%. Oil & Gas Proppants tons sold for the three months ended March 31, 2015 increased 26% mainly driven by the addition of Cadre sales and year over year growth in the demand for our frac sand. The incremental revenue from this increase in tons sold was partially offset by a 10% decrease in average selling price resulting from decreased tons sold through transloads as a percentage of total tons sold.

Industrial & Specialty Products sales increased 12% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, driven by a 1% increase in tons sold and an 11% increase in average selling price. The increase in average selling price was primarily a result of new higher-margin product sales and price increases implemented during 2014.
Cost of Goods Sold
Cost of goods sold increased by $11.9 million, or 9%, to $138.7 million for the three months ended March 31, 2015 compared to $126.8 million for the three months ended March 31, 2014. The increase is mainly a result of more tons sold. As a percentage of sales, costs of goods sold decreased to 68% for the three months ended March 31, 2015 compared to 70% for the same period in 2014. These changes result from the main components of cost of goods sold as discussed below.
We incurred $73.0 million and $74.0 million of transportation and related costs for the three months ended March 31, 2015 compared to the same period in 2014, respectively. This decrease was due to fewer tons sold through transloads caused by lower demand for our frac sand at our transload sites. As a percentage of sales, transportation and related costs decreased to 36% for the three months ended March 31, 2015 compared to 41% for the same period in 2014 due to decreased tons sold through transloads as a percentage of total tons sold.
We incurred $21.3 million and $16.1 million of operating labor costs for the three months ended March 31, 2015 and 2014, respectively. The increases in labor costs incurred were due to producing and selling more tons. As a percentage of sales, operating labor costs represented 10% for the three months ended March 31, 2015 compared to 9% for the same period in 2014.
We incurred $8.2 million and $8.5 million of electricity and drying fuel (principally natural gas) costs for the three months ended March 31, 2015 and 2014, respectively. The decrease in electricity and drying fuel costs incurred was due to lower natural gas rates, partially offset by higher tons sold. As a percentage of sales, electricity and drying fuel costs slightly decreased to 4% for the three months ended March 31, 2015 compared to 5% for the same period in 2014.
We incurred $10.2 million and $6.2 million of maintenance and repair costs for the three months ended March 31, 2015 and 2014, respectively. The increase in maintenance and repair costs incurred were due to scheduled maintenance and the addition of production facilities, including our Voca, Texas and Utica, Illinois facilities. As a percentage of sales, maintenance and repair costs increased to 5% for the three months ended March 31, 2015 compared to 3% for the same period in 2014.
Segment Contribution Margin
Oil & Gas Proppants contribution margin increased by $10.6 million, or 25%, to $52.2 million for the three months ended March 31, 2015 compared to $41.6 million for the three months ended March 31, 2014, mainly driven by a 26% increase in tons sold discussed above.
Industrial & Specialty Products contribution margin increased by $2.3 million, or 17%, to $15.5 million for the three months ended March 31, 2015 compared to $13.2 million for the three months ended March 31, 2014, driven by increases in tons sold and average selling price discussed above, partially offset by an increase in cost of goods sold.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $11.5 million, or 75%, to $27.0 million for the three months ended March 31, 2015 compared to $15.4 million for the three months ended March 31, 2014. The increase is due to the following factors:

•
Business development-related expense increased by $6.4 million to $8.3 million for the three months ended March 31, 2015 compared to $1.9 million for the three months ended March 31, 2014. This increase is due to a $7.6 million accrual as a result of an unfavorable arbitration ruling. See Note L - Commitments and Contingencies of our Financial Statements for more information about this arbitration ruling.

•	Compensation-related expense increased by $3.8 million to $13.2 million for the three months ended March 31, 2015 compared to $9.4 million for the three months ended March 31, 2014.

•	We also incurred restructuring cost of $1.4 million during the three months ended March 31, 2015 for actions that will provide future cost savings.
In total, our selling, general and administrative costs represented approximately 13% and 9% of our sales for the three months ended March 31, 2015 and 2014, respectively.

Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense increased by $3.7 million, or 38%, to $13.2 million for the three months ended March 31, 2015 compared to $9.6 million for the three months ended March 31, 2014. Year over year increases were driven by continued capital spending associated with our growth and capacity expansion initiatives. We expect depreciation, depletion and amortization expense to continue to grow due to anticipated capital spending in 2015. Depreciation, depletion and amortization costs represented approximately 6% and 5% of our sales for the three months ended March 31, 2015 and 2014, respectively.
Operating Income
Operating income decreased by $3.2 million, or 11%, to $25.1 million for the three months ended March 31, 2015 compared to $28.3 million for the three months ended March 31, 2014. The decrease was due to a 9% increase in cost of goods sold and a 61% increase in operating expenses, partially offset by a 13% increase in sales.
Interest Expense
Interest expense increased by $3.0 million, or 80%, to $6.8 million for the three months ended March 31, 2015 compared to $3.8 million for the three months ended March 31, 2014, mainly due to an increase in debt principal and additional interest expense related to the deferred revenue.
Provision for Income Taxes
The provision for income taxes decreased by $2.7 million, or 44%, to $3.5 million for the three months ended March 31, 2015 compared to $6.2 million for the three months ended March 31, 2014. The decreases were driven by a lower effective tax rate and decreased pretax book income. The effective tax rate was 19% and 25% for the three months ended March 31, 2015 and 2014, respectively. See accompanying Note M - Income Taxes of our Financial Statements for more information.
Historically, our actual effective tax rates have been lower than the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes.
Net Income/Loss
Net income was $14.8 million and $18.4 million for the three months ended March 31, 2015 and 2014, respectively. The year over year decrease was due to the factors noted above.

Liquidity and Capital Resources
Overview
Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to return cash to our stockholders, and to finance acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through cash on hand or borrowings under our credit facilities and equity investments. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of March 31, 2015, our working capital was $404.5 million and we had $46.9 million of availability under the Revolver.
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
Cash Flow Analysis
A summary of operating, investing and financing activities is shown in the following table:

	Three Months Ended March 31,		Percent Change
	2015	2014	’15 vs. ‘14
Net cash provided by (used in):
Operating activities	$19,784	$30,307	(35)%
Investing activities	(13,305)	(10,606)	25%
Financing activities	(21,205)	(12,257)	73%
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
Net cash provided by operating activities was $19.8 million for the three months ended March 31, 2015 compared to $30.3 million for the three months ended March 31, 2014. This $10.5 million decrease in cash provided by operations was mainly the result of a $3.5 million decrease in net income and a $6.9 million decrease resulting from working capital activities.
Net Cash Used in Investing Activities
Investing activities consist primarily of capital expenditures for growth and maintenance.
Net cash used in investing activities was $13.3 million and $10.6 million for the three months ended March 31, 2015 and 2014, respectively. Capital expenditures for the three months ended March 31, 2015, which totaled $13.4 million, were primarily for the engineering, procurement and construction of our Greenfield raw sand plant near Fairchild, Wisconsin, our new transload facility in Odessa, Texas, an expansion project at our Pacific, Missouri facility and other maintenance capital projects. Capital expenditures for the three months ended March 31, 2014, which totaled $10.6 million, were primarily for the continuing engineering, procurement and construction of our Greenfield raw sand plant in Utica, Illinois, our new transload facility in Odessa, Texas, and other maintenance capital projects.

Subject to our continuing evaluation of market conditions, we anticipate that our capital expenditures in 2015 will be in a range of $60 million to $80 million , which is primarily associated with growth and maintenance capital including the construction of the mine and processing facility in Fairchild, Wisconsin. We expect to fund our capital expenditures through cash on our balance sheet, cash generated from our operations and cash generated from financing activities.
Net Cash Used in Financing Activities
Financing activities consist primarily of equity issuances, capital contributions, dividend payments, borrowings and repayments related to the Revolver and Term Loan, as well as fees and expenses paid in connection with our credit facilities, advance payments from our customers, and outstanding checks to our vendors.
Net cash used in financing activities was $21.2 million for the three months ended March 31, 2015, driven by $15.3 million of common stock repurchases, $6.8 million of dividends paid and $1.3 million of long-term debt payments partially offset by a $4.7 million change in our book overdraft.
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
Contractual Obligations
There have been no significant changes outside the ordinary course of business to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2014 Annual Report, except that we entered into additional new leases for railroad cars. For more details on future minimum annual commitments under such operating leases, please see accompanying Note L - Commitments and Contingencies to our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Environmental Matters
We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. As of March 31, 2015, we had $11.5 million accrued for future reclamation costs, as compared to $11.3 million as of December 31, 2014.
We discuss certain environmental matters relating to our various production and other facilities, certain regulatory requirements relating to human exposure to crystalline silica and our mining activity and how such matters may affect our business in the future under Item 1, “Business,” Item 1A, “Risk Factors” Item 3, “Legal Proceedings”, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” in our 2014 Annual Report.

Critical Accounting Estimates
Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our 2014 Annual Report.
Recent Accounting Pronouncements
New accounting guidance that we have recently adopted, as well as accounting guidance that has been recently issued but not yet adopted by us, are included in Note A - Summary of Significant Accounting Policies to our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Market Risk
We are exposed to certain market risks, which exist as a part of our ongoing business operations. Such risks arise from adverse changes in market rates, prices and conditions. We address such market risks as discussed in "How We Generate Our Sales" in Item 2 of this Form 10-Q, Management's Discussion and Analysis of Financial Condition and Results of Operations.
Interest Rate Risk
We are exposed to interest rate risk arising from adverse changes in interest rates. As of March 31, 2015, we have $503.1 million of debt outstanding under our senior credit facility. Assuming no change in the amount outstanding, and LIBOR is greater than the 1.0% minimum base rate on the Term Loan, a hypothetical increase or decrease in interest rates by 1.0% would have changed our interest expense by $1.4 million per year.
We use interest rate derivatives in the normal course of our business to manage both our interest cost and the risks associated with changing interest rates. We do not use derivatives for trading or speculative purposes. The following table summarizes the fair value of our derivative instruments at March 31, 2015 and December 31, 2014.

		March 31, 2015			December 31, 2014
	Maturity Date	Contract/Notional Amount	Carrying Amount	Fair Value	Contract/Notional Amount	Carrying Amount	Fair Value
Interest rate cap agreement(1)	2016	$252 million	$—	$—	$188 million	$5	$5

(1)	Agreements limit the LIBOR floating interest rate base to 4%.
Credit Risk
We are subject to risks of loss resulting from nonpayment or nonperformance by our customers. We examine the creditworthiness of third-party customers to whom we extend credit and manage our exposure to credit risk through credit analysis, credit approval, credit limits and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees, although collateral is generally not required. Despite enhancing our examination of our customers' credit worthiness, we may still experience delays or failures in customer payments.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As a result of the above developments, the filing rate of new claims against us over the past three years has decreased to below pre-2001 levels, and we were named as a defendant in three, two and three new silicosis cases filed in 2011, 2012 and 2013, respectively. During the three months ended March 31, 2015, no additional claims were brought against us. As of April 29, 2015, there are a total of approximately 0 active silica-related products liability claims pending in which we were a defendant and approximately 0 inactive claims. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media, and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for both our predecessors that covered certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to certain insurance). As a result of a settlement with a former owner of ours and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us, and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf.
The silica-related litigation brought against us to date has not resulted in material liability to us. However, we continue to have silica-related products liability claims filed against us, including claims that allege silica exposure for periods for which we do not have insurance coverage. Any such pending or future claims or inadequacies of our insurance coverage could have a material adverse effect on our business, reputation or results of operations. For more information regarding silica-related litigation, see Part I, Item 1A of our 2014 Annual Report “Risk Factors—Risks Related to Our Business—Silica-related health issues and litigation could have a material adverse effect on our business, reputation or results of operations.”

ITEM 1A.	RISK FACTORS
As of March 31, 2015, there have been no material changes to the risk factors disclosed in Item 1A of Part I in our 2014 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchase Program
The following table presents the total number of shares of our common stock that we purchased during the first quarter of 2015, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period pursuant to our June 2012 share repurchase program:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
January 2015	366,341		$25.39	366,341
February 2015	226,904	(2)	$28.14	220,791
March 2015	9,430	(3)	$28.51	—
Total at March 31, 2015	602,675		$27.35	587,132	$33,173,725

(1)
The program covering the repurchase of up to $25.0 million of our common stock was initially announced in June 2012 and was increased to $50.0 million in December 2014. This program expires on December 11, 2015.

(2)	Includes 6,113 shares withheld by U.S. Silica to pay taxes due upon the vesting of employee restricted stock and restricted stock units.
(3)	Represents shares withheld by U.S. Silica to pay taxes due upon the vesting of employee restricted stock and restricted stock units.
Subsequent to March 31, 2015, we have not repurchased any shares of our common stock.
For more details on the stock repurchase program, see Note C - Capital Structure and Accumulated Comprehensive Income to our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

•	our ability to succeed in competitive markets;

•	loss of, or reduction in, business from our largest customers;

•	increasing costs or a lack of dependability or availability of transportation services and transload network access infrastructure;

•	increases in the prices of, or interruptions in the supply of, natural gas and electricity, or any other energy sources;

•	increases in the price of diesel fuel;

•	diminished access to water;

•	our ability to successfully complete acquisitions or integrate acquired businesses;

•	our ability to make capital expenditures to maintain, develop and increase our asset base and our ability to obtain needed capital or financing on satisfactory terms;

•	our substantial indebtedness and pension obligations;

•	restrictions imposed by our indebtedness on our current and future operations;

•	contractual obligations that require us to deliver minimum amounts of frac sand or purchase minimum amounts of services

•	the accuracy of our estimates of mineral reserves and resource deposits;

•	a shortage of skilled labor and rising costs in the mining industry;

•	our ability to attract and retain key personnel;

•	our ability to maintain satisfactory labor relations;

•	our reliance on trade secrets and contractual restrictions, rather than patents, to protect our proprietary rights;

•	our significant unfunded pension obligations and post-retirement health care liabilities;

•	our ability to maintain effective quality control systems at our mining, processing and production facilities;

•	seasonal and severe weather conditions;

•	fluctuations in our sales and results of operations due to seasonality and other factors;

•	interruptions or failures in our information technology systems;

•	the impact of a terrorist attack or armed conflict;

•	extensive and evolving environmental, mining, health and safety, licensing, reclamation and other regulation (and changes in their enforcement or interpretation);

•	silica-related health issues and corresponding litigation;

•	our ability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property; and

•	other factors included and disclosed in Part I, Item 1A, “Risk Factors” of our 2014 Annual Report.
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the SEC, including this Quarterly Report on Form 10-Q, and public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of April, 2015.

U.S. Silica Holdings, Inc.

/s/ DONALD A. MERRIL
Name:	Donald A. Merril
Title:	Chief Financial Officer

S-1

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of U.S. Silica Holdings, Inc., effective January 31, 2012.	8-K	001-35416	3.1	February 6, 2012
3.2	Second Amended and Restated Bylaws of U.S. Silica Holdings, Inc., effective January 31, 2012.	8-K	001-35416	3.2	February 6, 2012
4.1	Specimen Common Stock Certificate.	S-1/A	333-175636	4.1	December 7, 2011
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification by Bryan A. Shinn, Chief Executive Officer.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification by Donald A. Merril, Chief Financial Officer.
32.1*	Section 1350 Certification by Bryan A. Shinn, Chief Executive Officer.
32.2*	Section 1350 Certification by Donald A. Merril, Chief Financial Officer.
95.1*	Mine Safety Disclosure
99.1*	Consent of PropTester, Inc.
101*	101.INS XBRL Instance
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