Form 10-Q
period 2015-06-30
U.S. SILICA HOLDINGS, INC.
filed 2015-07-29
CIK 1524741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 27, 2015, 53,388,125 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

U.S. Silica Holdings, Inc.
FORM 10-Q
For the Quarter Ended June 30, 2015

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$251,488	$267,281
Short-term investments	70,740	75,143
Accounts receivable, net	77,777	120,881
Inventories, net	64,183	66,712
Prepaid expenses and other current assets	9,658	9,267
Deferred income taxes, net	21,472	22,295
Income tax deposits	3,979	746
Total current assets	499,297	562,325
Property, plant and mine development, net	567,197	565,755
Goodwill	68,647	68,647
Trade names	14,914	14,914
Customer relationships, net	6,700	6,984
Other assets	17,915	12,317
Total assets	$1,174,670	$1,230,942
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Book overdraft	$3,833	$4,215
Accounts payable	53,815	85,781
Dividends payable	6,754	6,805
Accrued liabilities	14,431	17,911
Accrued interest	58	60
Current portion of long-term debt	3,324	3,329
Deferred revenue	26,771	26,771
Total current liabilities	108,986	144,872
Long-term debt	490,041	491,757
Deferred revenue	55,506	64,722
Liability for pension and other post-retirement benefits	53,765	59,932
Deferred income taxes, net	44,648	49,749
Other long-term obligations	17,725	16,094
Total liabilities	770,671	827,126
Stockholders’ Equity:
Common stock	539	539
Additional paid-in capital	191,042	191,086
Retained earnings	243,934	232,551
Treasury stock, at cost	(15,937)	(542)
Accumulated other comprehensive loss	(15,579)	(19,818)
Total stockholders’ equity	403,999	403,816
Total liabilities and stockholders’ equity	$1,174,670	$1,230,942
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales	$147,511	$205,801	$351,469	$385,896
Cost of goods sold (excluding depreciation, depletion and amortization)	117,200	132,417	255,853	259,187
Operating expenses
Selling, general and administrative	6,575	19,267	33,536	34,712
Depreciation, depletion and amortization	13,695	10,341	26,938	19,930
	20,270	29,608	60,474	54,642
Operating income	10,041	43,776	35,142	72,067
Other (expense)/income
Interest expense	(6,249)	(4,013)	(13,085)	(7,821)
Other (expense)/income, net, including interest income	(181)	221	(170)	259
	(6,430)	(3,792)	(13,255)	(7,562)
Income before income taxes	3,611	39,984	21,887	64,505
Income tax benefit/(expense)	6,342	(11,330)	2,889	(17,480)
Net income	$9,953	$28,654	$24,776	$47,025
Earnings per share:
Basic	$0.19	$0.53	$0.46	$0.88
Diluted	$0.18	$0.53	$0.46	$0.87
Weighted average shares outstanding:
Basic	53,303	53,733	53,361	53,619
Diluted	53,857	54,262	53,864	54,163
Dividends declared per share	$0.13	$0.13	$0.25	$0.25
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$9,953	$28,654	$24,776	$47,025
Other comprehensive income:
Unrealized gain (loss) on derivatives (net of tax of $6 and ($22) for the three months ended June 30, 2015 and 2014, respectively, and $8 and ($34) for the six months ended June 30, 2015 and 2014, respectively)	9	(34)	12	(53)
Unrealized gain (loss) on investments (net of tax of $8 and ($5) for the three months ended June 30, 2015 and 2014, respectively, and $30 and $14 for the six months ended June 30, 2015 and 2014, respectively)	14	(6)	49	23
Pension and other post-retirement benefits liability adjustment (net of tax of $2,823 and $95 for the three months ended June 30, 2015 and 2014, respectively, and $2,588 and $190 for the six months ended June 30, 2015 and 2014, respectively)	4,557	149	4,178	298
Comprehensive income	$14,533	$28,763	$29,015	$47,293
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited; dollars in thousands)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2014	$539	$(542)	$191,086	$232,551	$(19,818)	$403,816
Net income	—	—	—	24,776	—	24,776
Unrealized gain on derivatives	—	—	—	—	12	12
Unrealized gain on short-term investments	—	—	—	—	49	49
Pension and post-retirement liability	—	—	—	—	4,178	4,178
Cash dividend declared ($0.25 per share)	—	—	—	(13,393)	—	(13,393)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	(89)	—	—	(89)
Excess tax benefit from equity compensation	—	—	264	—	—	264
Proceeds from options exercised	—	582	(219)	—	—	363
Shares withheld for employee taxes related to vested restricted stock and stock units	—	(722)	—	—	—	(722)
Repurchase of common stock	—	(15,255)	—	—	—	(15,255)
Balance at June 30, 2015	$539	$(15,937)	$191,042	$243,934	$(15,579)	$403,999
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; dollars in thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income	$24,776	$47,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	26,938	19,930
Debt issuance amortization	703	439
Original issue discount amortization	192	131
Deferred income taxes	(6,903)	2,042
Deferred revenue	(9,216)	—
(Gain)/loss on disposal of property, plant and equipment	811	79
Equity-based compensation	(89)	3,383
Excess tax benefit from equity-based compensation	(264)	(2,801)
Other	(6,274)	3,184
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	43,451	(33,926)
Inventories	2,529	5,562
Prepaid expenses and other current assets	(445)	(2,659)
Income taxes	(3,233)	(3,310)
Accounts payable and accrued liabilities	(35,446)	17,647
Liability for pension and other post-retirement benefits	927	(1,504)
Net cash provided by operating activities	38,457	55,222
Investing activities:
Capital expenditures	(27,128)	(18,011)
Maturities of short-term investments	4,593	—
Proceeds from sale of property, plant and equipment	77	—
Net cash used in investing activities	(22,458)	(18,011)
Financing activities:
Dividends paid	(13,444)	(13,402)
Repurchase of common stock	(15,255)	—
Proceeds from options exercised	363	4,710
Excess tax benefit from equity-based compensation	264	2,801
Tax payments related to shares withheld for vested restricted stock	(722)	(534)
Repayment of long-term debt	(2,550)	(1,875)
Change in book overdraft	(384)	(1,193)
Financing fees	(64)	—
Net cash used in financing activities	(31,792)	(9,493)
Net increase/(decrease) in cash and cash equivalents	(15,793)	27,718
Cash and cash equivalents, beginning of period	267,281	78,256
Cash and cash equivalents, end of period	$251,488	$105,974
Supplemental cash flow information:
Cash paid during the period for:
Interest	$10,977	$7,668
Taxes	$6,984	$18,920
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; dollars in thousands, except per share amounts)
NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The accompanying Condensed Consolidated Financial Statements (the “Financial Statements”) of U.S. Silica Holdings, Inc. (“Holdings,” and together with its subsidiaries “we,” “us” or the “Company”) included in this Quarterly Report on Form 10-Q, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). They do not contain certain information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014; therefore, the interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of the Financial Statements have been included. Such adjustments are of a normal, recurring nature. We have reclassified certain immaterial amounts in the prior years’ assets section of the consolidated balance sheets and operating activities section of the consolidated statement of cash flows to conform to the current year presentation. These reclassifications had no effect on previously reported total assets and net cash flows from operations.
In order to make this report easier to read, we refer throughout to (i) our Condensed Consolidated Balance Sheets as our “Balance Sheets,” (ii) our Condensed Consolidated Statements of Operations as our “Income Statements,” and (iii) our Condensed Consolidated Statements of Cash Flows as our “Cash Flows.”
Unaudited Interim Financial Statements
The accompanying Balance Sheet as of June 30, 2015; the Income Statements for the three and six months ended June 30, 2015 and 2014; the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014; the Condensed Consolidated Statements of Stockholders' Equity for the six months ended June 30, 2015; the Cash Flows for the six months ended June 30, 2015 and 2014; and other information disclosed in the related notes are unaudited. The Balance Sheet as of December 31, 2014 was derived from our audited consolidated financial statements as included in our 2014 Annual Report.
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
Recently Issued Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update, Interest-Imputation of Interest, which simplifies presentation of debt issuance costs. The new standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The new standard will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued. We have elected to adopt the standard early and have presented debt issuance costs as a direct deduction from the carrying amount of debt on our Balance Sheets as of June 30, 2015 and December 31, 2014.

NOTE B—CAPITAL STRUCTURE AND ACCUMULATED COMPREHENSIVE INCOME
Common Stock
Our Amended and Restated Certificate of Incorporation, authorizes up to 500,000,000 shares of common stock, par value of $0.01. Subject to the rights of holders of any series of preferred stock, all of the voting power of the stockholders of Holdings shall be vested in the holders of the common stock. There were 53,383,613 shares of common stock issued and outstanding at June 30, 2015. As of June 30, 2014, there were 53,733,092 shares issued and outstanding.
In 2015, our Board of Directors declared quarterly cash dividends as follows:

Dividends per Common Share	Declaration Date	Record Date	Payable Date
$0.125	February 12, 2015	March 16, 2015	April 3, 2015
$0.125	May 8, 2015	June 15, 2015	July 6, 2015
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
There are no shares of preferred stock issued or outstanding at June 30, 2015. At present, we have no plans to issue any preferred stock.
Employee Stock Awards
We grant stock options, restricted stock, restricted stock units and performance share units to our employees and directors under the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan. The weighted-average stock options that are antidilutive and are therefore excluded from the calculation of our diluted earnings per common share are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted-average outstanding stock options excluded	450	—	371	—
Share Repurchase Program
We are authorized by our Board of Directors to repurchase shares of our outstanding common stock from time to time on the open market or in privately negotiated transactions. As of June 30, 2015, we are authorized to repurchase up to $50 million of our common stock through December 11, 2015. Stock repurchases, if any, will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. Under our share repurchase program, as of June 30, 2015, we have repurchased 706,093 shares of our common stock at an average price of $23.83 and are authorized to repurchase up to an additional $33.2 million of our common stock.

Accumulated Other Comprehensive Income
Accumulated other comprehensive income (loss) consists of fair value adjustments associated with cash flow hedges and accumulated adjustments for net experience losses and prior service cost related to employee benefit plans. The following table presents the changes in accumulated other comprehensive income by component during the six months ended June 30, 2015:

	For the Six Months Ended June 30, 2015
	Unrealized gain/(loss) on cash flow hedges	Unrealized gain/(loss) on short-term investments	Pension and other post-retirement benefits liability	Total
Beginning Balance	$(134)	$(41)	$(19,643)	$(19,818)
Other comprehensive income (loss) before reclassifications	(3)	49	3,225	3,271
Amounts reclassed from accumulated other comprehensive income	15	—	953	968
Ending Balance	$(122)	$8	$(15,465)	$(15,579)
Amounts reclassified from accumulated other comprehensive income (loss) related to cash flow hedges category are included in interest expense in our Income Statements and amounts reclassified related to pension and other post-retirement benefits liability category are included in the computation of net periodic pension costs, respectively, at before tax amounts.
NOTE C—BUSINESS COMBINATIONS
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

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Sales	$218,154	$406,663
Net income	31,818	49,949
Basic earnings per share	0.59	0.93
Diluted earnings per share	$0.59	$0.92
NOTE D—ACCOUNTS RECEIVABLE
At June 30, 2015 and December 31, 2014, accounts receivable consisted of the following:

	June 30, 2015	December 31, 2014
Trade receivables	$86,817	$128,498
Less: Allowance for doubtful accounts	(10,082)	(10,429)
Net trade receivables	76,735	118,069
Other receivables	1,042	2,812
Total accounts receivable	$77,777	$120,881
Changes in our allowance for doubtful accounts during the six months ended June 30, 2015 are as follows:

June 30, 2015
Beginning balance	$10,429
Bad debt provision	(255)
Write-offs	(92)
Ending balance	$10,082
NOTE E—INVENTORIES
At June 30, 2015 and December 31, 2014, inventories consisted of the following:

	June 30, 2015	December 31, 2014
Supplies	$18,964	$17,528
Raw materials and work in process	15,829	12,562
Finished goods	29,390	36,622
Total inventories	$64,183	$66,712

NOTE F—PROPERTY, PLANT AND MINE DEVELOPMENT
At June 30, 2015 and December 31, 2014, property, plant and mine development consisted of the following:

	June 30, 2015	December 31, 2014
Mining property and mine development	$223,086	$197,824
Asset retirement cost	10,971	9,559
Land	29,846	28,443
Land improvements	36,874	35,322
Buildings	49,791	47,149
Machinery and equipment	350,479	323,618
Furniture and fixtures	1,647	1,599
Construction-in-progress	47,376	78,997
	750,070	722,511
Accumulated depletion, depreciation and amortization	(182,873)	(156,756)
Total property, plant and mine development, net	$567,197	$565,755
The amount of interest costs capitalized in property, plant and mine development was $281 and $474 for the six months ended June 30, 2015 and 2014, respectively.
NOTE G—DEBT
At June 30, 2015 and December 31, 2014, debt consisted of the following:

	June 30, 2015	December 31, 2014
Senior secured credit facility:
Revolver expiring July 23, 2018 (4.75% at June 30, 2015 and December 31, 2014)	$—	$—
Term loan facility—final maturity July 23, 2020 (4% - 4.5% at June 30, 2015 and 4% - 5.25% at December 31, 2014)	501,825	504,375
Less: Unamortized original issue discount	(1,887)	(2,078)
Less: Unamortized debt issuance cost	(6,573)	(7,211)
Total debt	493,365	495,086
Less: current portion	(3,324)	(3,329)
Total long-term portion of debt	$490,041	$491,757
Revolving Line-of-Credit
We have a $50 million revolving line-of-credit (the “Revolver”), with zero drawn and $3.1 million allocated for letters of credit as of June 30, 2015, leaving $46.9 million available under the Revolver.
Debt Maturities
At June 30, 2015, contractual maturities of long-term debt are as follows:

2015	$2,550
2016	5,100
2017	5,100
2018	5,100
2019	5,100
Thereafter	478,875
$501,825
Our senior secured credit facility is secured by substantially all of our assets and a pledge of the equity interests in certain of our subsidiaries. The facility contains covenants that, among other things, govern our ability to create, incur or assume indebtedness and liens, to make acquisitions or investments, to pay dividends and to sell assets. The facility also requires us to maintain a consolidated total net leverage ratio of no more than 3.75:1.00 as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 25% of the Revolver commitment. As of June 30, 2015, we are in compliance with all covenants in accordance with our senior secured credit facility.
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
As of June 30, 2015, we had recorded a liability of $13.1 million in other long-term obligations related to our asset retirement obligation. Changes in the asset retirement obligation during the six months ended June 30, 2015, are as follows:

June 30, 2015
Beginning balance	$11,283
Payments	—
Accretion	390
Additions and revisions of prior estimates	1,412
Ending balance	$13,085
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
Cash Equivalents
Due to the short-term maturity, we believe our cash equivalent instruments at June 30, 2015 and December 31, 2014 approximate their reported carrying values.
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
Long-Term Debt, including current maturities
We believe that the fair values of our long-term debt, including current maturities, approximate their carrying values based on their effective interest rates compared to current market rates.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default of ourselves and our counterparties. However, as of June 30, 2015, we have assessed that the impact of the credit valuation adjustments on the overall valuation of our derivative positions is not significant. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
In accordance with the fair value hierarchy, the following table presents the fair value as of June 30, 2015 of those assets that we measure at fair value on a recurring basis:

	Level 1	Level 2	Total
Short-term investments	$980	$69,760	$70,740
Interest rate derivatives	—	—	—
Net asset	$980	$69,760	$70,740
NOTE J—SHORT-TERM INVESTMENTS
We have segregated funds into designated accounts with investment brokers who manage our short-term investment portfolio. Those funds are held on an available-for-sale basis and are therefore reported at fair value on the balance sheet. The following table summarizes our available-for-sale short-term investments as of June 30, 2015:

	Aggregate Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$980	$—	$—	$980
Fixed income securities:
Certificates of deposit	24,650	7	—	24,657
Commercial paper	10,175	10	—	10,185
Corporate notes and bonds	12,498	—	(5)	12,493
Government agencies	16,662	13	(9)	16,666
U.S. Treasuries	2,148	—	—	2,148
Variable Rate Demand Obligations	3,611	—	—	3,611
Total available-for-sale investments	$70,724	$30	$(14)	$70,740
As of June 30, 2015, we considered any declines in market value of our short-term investment portfolio to be temporary in nature and did not consider any of our investments other-than-temporarily impaired. We typically invest in highly-rated securities, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and our intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. As of June 30, 2015, we did not recognize any impairment charges.

NOTE K—COMMITMENTS AND CONTINGENCIES
Future Minimum Annual Commitments at June 30, 2015:

	Operating Leases	Minimum Purchase Commitments
2015	$22,481	$19,384
2016	45,034	31,661
2017	42,671	21,529
2018	40,961	17,442
2019	34,415	11,147
Thereafter	104,921	16,778
Total future lease and purchase commitments	$290,483	$117,941
Operating Leases
We are obligated under certain operating leases for railroad cars, office space, mining property, mining/processing equipment and transportation and other equipment. Certain operating lease agreements include options to purchase the equipment for fair market value at the end of the original lease term. In general, the above leases include renewal options and provide that we pay for all utilities, insurance, taxes and maintenance. Expense related to operating leases and rental agreements totaled approximately $11.7 million and $8.2 million for the three months ended June 30, 2015 and 2014, respectively, and $21.7 million and $15.3 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, we have no obligations under a capital lease.
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
Other Commitments and Contingencies
Our operating subsidiary, U.S. Silica Company (“U.S. Silica”), has been named as a defendant in various product liability claims alleging silica exposure causing silicosis. During the three months ended June 30, 2015, no new claims were brought against U.S. Silica. As of June 30, 2015, there were 77 active silica-related products liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, it is not reasonably possible that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations that exceeds the accrual amounts.
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
We have recorded estimated liabilities for these claims in other long-term obligations as well as estimated recoveries under the indemnity agreement and an estimate of future recoveries under insurance in other assets on our consolidated balance sheets. As of both June 30, 2015, and December 31, 2014 other non-current assets included $0.3 million for insurance for third-party products liability claims and other long-term obligations included $1.4 million in third-party products claims liability.
Additionally, during the three months ended March 31, 2015, we received an unfavorable ruling in an arbitration proceeding as a result of exiting a toll manufacturing contract. The amount of the ruling was approximately $7.6 million. The matter was settled and the settlement amount of $6.5 million was paid on June 9, 2015, which was included in selling, general and administrative expense in our Income Statement for the six months ended June 30, 2015.
NOTE L—INCOME TAXES
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
In the six months ended June 30, 2015, we recorded a discrete tax benefit of $2.9 million, which relates to the arbitration ruling described in Note K - Commitments and Contingencies.
The effective tax rate was (13)% and 27% for six months ended June 30, 2015 and 2014, respectively. The tax rate for the six months ending June 30, 2015 would have been 0% without the discrete tax benefit.
Historically, our actual effective tax rates have been lower than the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes.
NOTE M—PENSION AND POST-RETIREMENT BENEFITS
We maintain a single-employer noncontributory defined benefit pension plan covering certain employees. Net pension benefit cost recognized for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$324	$270	$647	$539
Interest cost	1,203	1,142	2,406	2,285
Expected return on plan assets	(1,375)	(1,255)	(2,749)	(2,510)
Net amortization and deferral	666	238	1,333	476
Net pension benefit costs	$818	$395	$1,637	$790
In addition, we provide defined benefit post-retirement health care and life insurance benefits to some employees. Net periodic post-retirement benefit cost recognized for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$44	$45	$88	$90
Interest cost	277	257	554	514
Expected return on plan assets	(1)	(1)	(2)	(2)
Net amortization and deferral	96	—	192	—
Net post-retirement costs	$416	$301	$832	$602
The weighted average discount rate used to determine the projected pension and post-retirement obligations was updated during the three months ended June 30, 2015, and was increased from 4.1% at December 31, 2014 to 4.5% at June 30, 2015. We contributed $1.0 million and $1.9 million to the qualified pension plan during the three months ended June 30, 2015 and 2014, respectively, and $2.6 million during the six months ended June 30, 2014. We made no contributions to the plan during the preceding three month period ending March 31, 2015. Total expected employer funding contributions during the fiscal year ending December 31, 2015 are $2.0 million for the pension plan and $1.4 million for the post-retirement medical and life plan.
NOTE N—OBLIGATIONS UNDER GUARANTEES
We have indemnified Travelers Casualty and Surety Company of America (“Travelers”) against any loss Travelers may incur in the event that holders of surety bonds, issued on behalf of us by Travelers, execute the bonds. As of June 30, 2015, Travelers had $9.9 million in bonds outstanding for us. The majority of these bonds, $9.5 million, relate to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to such indefinite purposes as licenses, permits, and tax collection.

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
The Industrial & Specialty Products segment consists of over 260 products and materials used in a variety of industries including, container glass, fiberglass, specialty glass, flat glass, building products, fillers and extenders, foundry products, chemicals, recreation products and filtration products.
The following table presents sales and segment contribution margin for the reporting segments and other operating results not allocated to the reported segments for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales:
Oil & Gas Proppants	$90,855	$149,331	$239,607	$279,915
Industrial & Specialty Products	56,656	56,470	111,862	105,981
Total Sales	147,511	205,801	351,469	385,896
Segment contribution margin:
Oil & Gas Proppants	13,257	57,060	65,451	98,688
Industrial & Specialty Products	19,531	17,615	34,987	30,802
Total segment contribution margin	32,788	74,675	100,438	129,490
Operating activities excluded from segment cost of goods sold	(2,477)	(1,291)	(4,822)	(2,781)
Selling, general and administrative	(6,575)	(19,267)	(33,536)	(34,712)
Depreciation, depletion and amortization	(13,695)	(10,341)	(26,938)	(19,930)
Interest expense	(6,249)	(4,013)	(13,085)	(7,821)
Other (expense)/income, net, including interest income	(181)	221	(170)	259
Income before income taxes	$3,611	$39,984	$21,887	$64,505
Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. Goodwill of $68.6 million has been allocated to these segments with $47.9 million assigned to Oil & Gas Proppants and $20.7 million to Industrial & Specialty Products.
NOTE P—SUBSEQUENT EVENTS
On July 6, 2015, we paid a cash dividend of $0.125 per share to common stockholders of record on June 15, 2015, which had been declared by our Board of Directors on May 8, 2015.
On July 24, 2015, our Board of Directors declared a quarterly cash dividend of $0.125 per share to common stockholders of record at the close of business on September 15, 2015, payable on October 2, 2015.

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
Overview
We are one of the largest domestic producers of commercial silica, a specialized mineral that is a critical input into a variety of attractive end markets. During our 115 year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 260 products to customers across these markets. As of June 30, 2015, we operate 17 production facilities across the United States and control 369 million tons of reserves of commercial silica. We own one of the largest frac sand processing plants in the United States and control approximately 184 million tons of reserves that can be processed to meet American Petroleum Institute (API) frac sand size specifications. Our operations are organized into two segments based on end markets served: (1) Oil & Gas Proppants and (2) Industrial & Specialty Products. Our segments are complementary because our ability to sell to a wide range of customers across end markets allows us to maximize recovery rates in our mining operations, optimize our asset utilization and reduce the cyclicality of our earnings.
Recent Trends and Outlook
Oil and gas proppants end market trends
Increased demand for frac sand over the last several years was driven by the growth in the use of hydraulic fracturing as a means to extract hydrocarbons from shale formations. According to the 2014 Proppant Market Report, PropTester Inc., published February 2015, global frac sand consumption grew at a 51.2% compound annual growth rate from 2009 to 2014. This included 53.7% growth in frac sand demand from 2013 to 2014. We significantly expanded our sales efforts to the frac sand market in 2008 and experienced rapid growth in our sales associated with our oil and gas activities from 2008 until 2014.
Recent declines in oil prices have reduced oil and gas drilling and completion activity in North America. According to internal U.S. Silica management estimates, we expect to see continued decline in 2015 proppant demand compared to 2014 due to decreased rig count, partially offset by higher proppant per well. During the six months ended June 30, 2015, we have experienced the impacts of declined demand from our customers. The table below summarizes some revenue metrics of our Oil & Gas Proppants segment for the three months ended June 30, 2015, March 31, 2015 and December 31, 2014:

All numbers in thousands except per ton data	Three Months Ended			Percentage Change for Three Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	June 30, 2015 vs. March 31, 2015	March 31, 2015 vs. December 31, 2014
Oil & Gas Proppants Sales	$90,855	$148,753	$196,043	(39)%	(24)%
Oil & Gas Proppants Tons Sold	1,224	1,688	1,997	(27)%	(15)%
Oil & Gas Proppants Average Selling Price per Ton	$74.23	$88.12	$98.17	(16)%	(10)%
A continued reduction in oil and gas drilling and completion activity may reduce frac sand demand further, which could result in us selling fewer tons, selling tons at lower prices, or both. If we sell less frac sand, or sell frac sand at lower prices, our revenue, net income, cash generated from operating activities, and liquidity would be adversely affected. We could evaluate actions to reduce cost and improve liquidity. For instance, we may further reduce our capital spending for 2015 and beyond and may delay or cancel capital projects.
We believe these fluctuations in demand and price may be temporary as the market adjusts to changing supply and demand due to energy pricing fluctuations. However, we continue to expect long-term growth in oil and gas drilling in North American shale basins.
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
Industrial and specialty products end market trends
Demand in the Industrial & Specialty Products end markets is relatively stable and is primarily influenced by key macroeconomic drivers such as housing starts, light vehicle sales, repair and remodel activity and industrial production. The economic downturn beginning in 2008 decreased demand in the foundry, building products and glassmaking end markets; however, the recent economic recovery has significantly increased demand in these end markets. Moreover, the abundance of low-cost natural gas has provided a catalyst for certain U.S. industrial companies to bring production capacity back online, such as the foundry industry, boosting demand for our products. The primary end markets served by our production used in Industrial & Specialty Products are foundry, automotive, building products, sports and recreation, glassmaking and filtration.
Our Strategy
The key drivers of our growth strategy include:

•
Expand our Oil & Gas Proppants production capacity and product portfolio. We continue to execute on several initiatives to increase our frac sand production capacity and augment our proppant product portfolio.

◦
In 2014, we made an initial investment in a new Greenfield site near Fairchild, Wisconsin, which, depending on market conditions, could become operational as early as the latter half of 2016 and eventually add 3,000,000 tons of annual demonstrated frac sand capacity.

◦
In 2014, we made an initial investment in an 800,000 ton-per-year expansion at our Pacific, Missouri facility. This project includes adding a dryer as well as a new transload facility to support the additional volume and depending on market conditions, could come online as early as the latter half of 2016.

◦
On July 31, 2014, we completed our acquisition of Cadre, a leading regional sand mining company based in Voca, Texas. Cadre operates a single frac sand mine and plant, with an annual demonstrated capacity of about 800,000 tons of Premium Hickory® sand and has more than 65 years of high quality reserves. See accompanying Note C - Business Combinations of our Financial Statements for more information regarding this acquisition.

•
Increase our presence and product offering in industrial and specialty products end markets. Our research and business development teams work in tandem with our customers to develop new products which we expect will either increase our presence and market share in certain industrial and specialty products end markets or allow us to enter new markets. We manage a robust pipeline of new products in various stages of development. Some of these products have already come to market, resulting in a positive impact on our financial results. We continue to work toward offering more value-driven industrial and specialty products that will enhance the profitability of the business.

•
Optimize product mix and further develop value-added capabilities to maximize margins. We continue to actively manage our product mix at each of our plants to ensure we maximize our profit margins. This requires us to use our proprietary expertise in balancing key variables, such as mine geology, processing capacities, transportation availability, customer requirements and pricing. We expect to continue investing in ways to increase the value we provide to our customers by expanding our product offerings, adding our transportation assets, improving our supply chain management, upgrading our information technology, and creating a world class customer service model.

•
Expand our supply chain network and leverage our logistics capabilities to meet our customers’ needs in each strategic oil and gas basin. We continue to expand our transload network to ensure product is available to meet the in-basin needs of our customers. This approach allows us to provide strong customer service and puts us in a position to take advantage of opportunistic spot market sales. Our plant sites are strategically located to provide access to key Class I railroads, which enables us to cost effectively send product to each of the strategic basins in North America. We can ship product by truck, barge and rail with an ability to connect to short-line railroads as necessary to meet our customers’ evolving in-basin product needs. We believe that our supply chain network and logistics capabilities are a competitive advantage that enables us to provide superior service for our customers. For example, in 2013, we opened our San Antonio, Texas unit-train receiving transload facility, which was built in partnership with BNSF Railway to support the Eagle Ford market. Additionally, in 2015, we opened our Odessa, Texas, two-unit-train storage capacity transload facility which was built in partnership with Union Pacific Railroad to support the Permian market. We expect to continue to make strategic investments and develop partnerships with transload operators and transportation providers that will enhance our portfolio of supply chain services that we can provide to customers. As of June 30, 2015, we have in-basin storage capacity at 42 transloads located near all of the major shale basins in the United States.

•
Evaluate both Greenfield and Brownfield expansion opportunities and other acquisitions. We expect to continue to leverage our reputation, processing capabilities and infrastructure to increase production, as well as explore other opportunities to expand our reserve base. We may accomplish this by developing Greenfield projects, where we can capitalize on our technical knowledge of geology, mining and processing and our strong reputation within local communities. For instance, we are evaluating the potential development of a Greenfield project in Wisconsin, which could add 3,000,000 tons of annual demonstrated frac sand capacity. Depending on market conditions, this facility could become operational in 2017. Additionally, we are continuing to actively pursue acquisitions to grow, by taking advantage of our asset footprint, our management’s experience with high-growth businesses, and our strong customer relationships. Our primary objective is to acquire assets with differing levels of frac sand quality that are complementary to our Oil & Gas Proppants segment, with a focus on mining, processing and logistics to further enhance our market presence. We prioritize acquisitions that provide opportunities to realize synergies (and, in some cases, the acquisition may be accretive assuming synergies), including entering new geographic and frac sand product markets, acquiring attractive customer contracts and improving operations. For instance, we completed the Cadre acquisition on July 31, 2014, which generated synergies and positively impacted our results of operations. See accompanying Note C - Business Combinations of our Financial Statements for pro forma results of operations related to the Cadre acquisition. We are in active discussions to acquire assets fitting this strategy, which, if completed, would be “significant” under Regulation S-X and could require additional sources of financing. There can be no assurance that we will reach a definitive agreement and complete any of these potential transactions. See the risk factors disclosed in Item 1A of Part I of our 2014 Annual Report, including the risk factor entitled, “If we cannot successfully complete acquisitions or integrate acquired businesses, our growth may be limited and our financial condition may be adversely affected.”

•
Maintain financial strength and flexibility. We intend to maintain financial strength and flexibility to enable us to pursue acquisitions and new growth opportunities as they arise. In July 2013, we refinanced our existing senior secured debt by replacing our revolving line-of-credit and amending our senior secured term loan facility (the “Term Loan”), increasing the Term Loan amount by approximately $115.0 million. In December 2014, we upsized our Term Loan by an additional $135.0 million to a total of approximately $500.0 million. As of June 30, 2015, we had $251.5 million of cash on hand, $70.7 million in short-term investments and $46.9 million of availability under our Revolver.

How We Generate Our Sales
We derive our sales by mining and processing minerals that our customers purchase for various uses. Our sales are primarily a function of the price per ton and the number of tons sold. The price invoiced reflects product, transportation and additional services as applicable, such as storage and transloading the product from railcars to trucks for delivery to the customer site. We invoice the majority of our customers on a per shipment basis, although for some larger customers, we consolidate invoices weekly or monthly. Our five largest customers accounted for approximately 43% of total sales during the six months ended June 30, 2015. Sales to our two largest customers, Schlumberger N.V. and Halliburton Company accounted for 15% and 13% of our total revenues, respectively, during the six months ended June 30, 2015. No other customer accounted for 10% or more of our total revenues.
We primarily sell our products under short-term price agreements or at prevailing market rates. For a number of customers, we sell under long-term, competitively-bid contracts. As of July 29, 2015, we have 7 take-or-pay supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2015 and 2019. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge and that our customers will pay for each product. Prices under these agreements are generally fixed and subject to upward adjustment in response to certain cost increases. Additionally, at the time the take-or-pay supply agreements were signed, some customers provided advance payments for future shipments. A percentage of these advance payments was recognized as revenue with each ton of applicable product shipped to the customer. Collectively, sales to customers with take-or-pay supply agreements accounted for 32% and 38% of our total company revenue during the six months ended June 30, 2015 and 2014, respectively. Although sales under take-or-pay supply agreements, as opposed to short-term price agreements or at prevailing spot market rates, result in us realizing lower margins than we otherwise might during periods of high market prices, we believe such lower margins are offset by the benefits derived from the product mix and sales volume stability afforded by such supply agreements, which helps us lower market risk arising from adverse changes in spot prices and market conditions. Additionally, selling more tons under supply contracts also enables us to be more efficient from a production, supply chain and logistics standpoint. As discussed in Part I, Item 1A., "Risk Factors", of our 2014 Annual Report

—"A large portion of our sales is generated by our top customers, and the loss of, or significant reduction in, purchases by our largest customers could adversely affect our operations,” these customers may not continue to purchase the same levels of product in the future due to a variety of reasons, contract requirements notwithstanding.
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
Segment contribution margin is not a measure of our financial performance under GAAP and should not be considered an alternative to measures derived in accordance with GAAP. For more details on the reconciliation of segment contribution margin to its most directly comparable GAAP financial measure, income (loss) before income taxes, see Note O - Segment Reporting to our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$9,953	$28,654	$24,776	$47,025
Total interest expense, net of interest income	6,537	3,811	13,477	7,684
Provision for taxes	(6,342)	11,330	(2,889)	17,480
Total depreciation, depletion and amortization expenses	13,695	10,341	26,938	19,930
EBITDA	23,843	54,136	62,302	92,119
Non-cash incentive compensation (1)	(2,179)	2,053	(89)	3,383
Post-employment expenses (excluding service costs) (2)	868	381	1,735	763
Business development related expenses (3)	(375)	1,713	7,953	3,628
Other adjustments allowable under our existing credit agreement (4)	1,286	1,502	2,826	1,820
Adjusted EBITDA	$23,443	$59,785	$74,727	$101,713

(1)	Reflects stock based compensation including adjustments for the revaluation of performance share units.
(2)
Includes net pension cost and net post-retirement cost relating to pension and other post-retirement benefit obligations during the applicable period, but in each case excluding the service cost relating to benefits earned during such period. See Note M - Pension and Post-retirement Benefits to our Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

(3)	Reflects expenses related to business development activities in connection with our growth and expansion initiatives.
(4)	Reflects miscellaneous adjustments permitted under our existing credit agreement, including such items as restructuring costs and employment agency fees.

Results of Operations for the Three Months Ended June 30, 2015 and 2014
Sales

All numbers in thousands except per ton data	Three Months Ended June 30,		Amount Change	Percent Change
	2015	2014	'15 vs. '14	'15 vs. '14
Sales:
Oil & Gas Proppants	$90,855	$149,331	$(58,476)	(39)%
Industrial & Specialty Products	56,656	56,470	186	—%
Total Sales	$147,511	$205,801	$(58,290)	(28)%
Tons:
Oil & Gas Proppants	1,224	1,508	(284)	(19)%
Industrial & Specialty Products	1,034	1,095	(61)	(6)%
Total Tons	2,258	2,603	(345)	(13)%
Average Selling Price per Ton:
Oil & Gas Proppants	$74.23	$99.03	$(24.80)	(25)%
Industrial & Specialty Products	54.79	51.57	3.22	6%
Overall Average Selling Price per Ton:	$65.33	$79.06	$(13.73)	(17)%
Total sales decreased 28% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, driven by a 13% decrease in total tons sold and a 17% decrease in overall average selling price. Tons sold in-basin represented 33% of total company tons sold for both the three months ended June 30, 2015 and 2014.
The decrease in total sales was driven by Oil & Gas Proppants sales, which decreased 39%. Oil & Gas Proppants tons sold for the three months ended June 30, 2015 decreased 19% and average selling price decreased by 25%. These decreases were driven by the year over year decrease in the demand for our frac sand from customers due to reduced drilling and completion activities.
Industrial & Specialty Products sales remained flat for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Tons sold decreased 6%, which was offset by a 6% increase in average selling price. The increase in average selling price was primarily a result of new higher-margin product sales and price increases.
Cost of Goods Sold
Cost of goods sold decreased by $15.2 million, or 11%, to $117.2 million for the three months ended June 30, 2015 compared to $132.4 million for the three months ended June 30, 2014. The decrease is mainly a result of fewer tons sold. As a percentage of sales, costs of goods sold increased to 79% for the three months ended June 30, 2015 compared to 64% for the same period in 2014. These changes result from the main components of cost of goods sold as discussed below.
We incurred $58.1 million and $76.7 million of transportation and related costs for the three months ended June 30, 2015 compared to the same period in 2014, respectively. This decrease was due to fewer tons sold through transloads caused by lower demand for our frac sand at our transload sites. As a percentage of sales, transportation and related costs increased to 39% for the three months ended June 30, 2015 compared to 37% for the same period in 2014 due to a lower average selling price.
We incurred $20.1 million and $16.5 million of operating labor costs for the three months ended June 30, 2015 and 2014, respectively. The increase in labor costs incurred was primarily due to the addition of our Voca, Texas and Utica, Illinois facilities. As a percentage of sales, operating labor costs represented 14% for the three months ended June 30, 2015 compared to 8% for the same period in 2014.
We incurred $6.5 million and $7.9 million of electricity and drying fuel (principally natural gas) costs for the three months ended June 30, 2015 and 2014, respectively. The decrease in electricity and drying fuel costs incurred was mainly driven by fewer tons sold and lower natural gas prices. As a percentage of sales, electricity and drying fuel costs remained flat at 4% for the three months ended June 30, 2015 and 2014.

We incurred $9.1 million and $7.4 million of maintenance and repair costs for the three months ended June 30, 2015 and 2014, respectively. The increase in maintenance and repair costs incurred was due to scheduled maintenance and the addition of our Voca, Texas and Utica, Illinois facilities. As a percentage of sales, maintenance and repair costs increased to 6% for the three months ended June 30, 2015 compared to 4% for the same period in 2014.
Segment Contribution Margin
Oil & Gas Proppants contribution margin decreased by $43.8 million, or 77%, to $13.3 million for the three months ended June 30, 2015 compared to $57.1 million for the three months ended June 30, 2014, driven by a $58.5 million decrease in segment revenue, partially offset by lower segment cost of goods sold due to fewer tons sold .
Industrial & Specialty Products contribution margin increased by $1.9 million, or 11%, to $19.5 million for the three months ended June 30, 2015 compared to $17.6 million for the three months ended June 30, 2014, driven by increased higher-margin products sales as a percentage of total sales, partially offset by fewer tons sold.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $12.7 million, or 66%, to $6.6 million for the three months ended June 30, 2015 compared to $19.3 million for the three months ended June 30, 2014. The decrease was due to the following factors:

•
Business development related expense decreased by $2.1 million to $(0.4) million for the three months ended June 30, 2015 compared to $1.7 million for the three months ended June 30, 2014. This decrease was due to the settlement of an arbitration proceeding during the three months ended June 30, 2015, which caused a $1.1 million credit to our expense (see Note K - Commitments and Contingencies of our Financial Statements for more information).

•
Compensation related expense decreased by $8.0 million for the three months ended June 30, 2015 compared to 2014, primarily due to reduced 2015 incentive compensation and the valuation adjustment of our share based compensation expense.

•
Bad debt expense decreased by $1.2 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, due to a decrease in our sales during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 and a recovery of a previously reserved receivable.

•	The above decreases were partially offset by a restructuring cost of $0.8 million during the three months ended June 30, 2015 for actions that will provide future cost savings.
In total, our selling, general and administrative costs represented approximately 4% and 9% of our sales for the three months ended June 30, 2015 and 2014, respectively.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense increased by $3.4 million, or 32%, to $13.7 million for the three months ended June 30, 2015 compared to $10.3 million for the three months ended June 30, 2014. The year over year increase was driven by the addition of our Voca, Texas plant, Utica, Illinois plant, Odessa, Texas transload facility and other continued capital spending associated with our growth and capacity expansion initiatives. We expect depreciation, depletion and amortization expense to continue to grow due to anticipated capital spending in 2015. Depreciation, depletion and amortization costs represented approximately 9% and 5% of our sales for the three months ended June 30, 2015 and 2014, respectively.
Operating Income
Operating income decreased by $33.7 million, or 77%, to $10.0 million for the three months ended June 30, 2015 compared to $43.8 million for the three months ended June 30, 2014. The decrease was due to a 28% decrease in sales, a 32% increase in depreciation, depletion and amortization expense, partially offset by an 11% decrease in cost of goods sold and a 66% decrease in selling, general and administrative expense.
Interest Expense
Interest expense increased by $2.2 million, or 56%, to $6.2 million for the three months ended June 30, 2015 compared to $4.0 million for the three months ended June 30, 2014, mainly due to an increase in debt principal and additional interest expense related to the deferred revenue.

Provision for Income Taxes
During the three months ended June 30, 2015 we recognized an income tax benefit of $6.3 million. Considering the current market conditions as discussed in the Recent Trends and Outlook section of the MD&A, we updated our annual effective tax rate to 0%, which was driven by our estimated annual income before income taxes fully offset by the statutory percentage depletion deduction. Our tax benefit in the period represented the cumulative adjustment to reflect the updated estimated annual effective tax rate of 0%, exclusive of the discrete tax benefit (see accompanying Note L - Income Taxes of our Financial Statements for more information about the discrete tax benefit).
The income tax expense was $11.3 million for the three months ended June 30, 2014. The decrease of $17.7 million in income tax expense was mainly driven by a decrease in the estimated annual effective tax rate. The effective tax rate was (176)% and 28% for the three months ended June 30, 2015 and 2014, respectively. Because of the updated tax rate and cumulative adjustment in the period, the (176)% tax rate is not representative of future tax rates.
Historically, our actual effective tax rates have been lower than the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes.
Net Income/Loss
Net income was $10.0 million and $28.7 million for the three months ended June 30, 2015 and 2014, respectively. The year over year decrease was due to the factors noted above.

Results of Operations for the Six Months Ended June 30, 2015 and 2014
Sales

All numbers in thousands except per ton data	Six Months Ended June 30,		Amount Change	Percent Change
	2015	2014	'15 vs. '14	'15 vs. '14
Sales:
Oil & Gas Proppants	$239,607	$279,915	$(40,308)	(14)%
Industrial & Specialty Products	111,862	105,981	5,881	6%
Total Sales	$351,469	$385,896	$(34,427)	(9)%
Tons:
Oil & Gas Proppants	2,912	2,843	69	2%
Industrial & Specialty Products	2,017	2,070	(53)	(3)%
Total Tons	4,929	4,913	16	—%
Average Selling Price per Ton:
Oil & Gas Proppants	$82.28	$98.46	$(16.18)	(16)%
Industrial & Specialty Products	55.46	51.20	4.26	8%
Overall Average Selling Price per Ton:	$71.31	$78.55	$(7.24)	(9)%
Total sales decreased 9% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, driven by a 9% decrease in overall average selling price. Tons sold in-basin represented 37% and 39% of total company tons sold for the six months ended June 30, 2015 and 2014, respectively.
The decrease in total sales was driven by Oil & Gas Proppants sales, which decreased 14%. Oil & Gas Proppants tons sold for the six months ended June 30, 2015 increased 2% mainly driven by the addition of Cadre sales and year over year growth in the demand for our frac sand during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, partially offset by a decrease in frac sand demand during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Average selling price decreased 16% resulting from pricing pressure due to lower frac sand demand and fewer tons sold through transloads as a percentage of total tons sold.
Industrial & Specialty Products sales increased 6% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily driven by an 8% increase in average selling price partially offset by a 3% decrease in tons sold. The increase in average selling price was primarily a result of new higher-margin product sales and price increases.

Cost of Goods Sold
Cost of goods sold decreased by $3.3 million, or 1%, to $255.9 million for the six months ended June 30, 2015 compared to $259.2 million for the six months ended June 30, 2014. The decrease was mainly a result of fewer tons sold. As a percentage of sales, costs of goods sold increased to 73% for the six months ended June 30, 2015 compared to 67% for the same period in 2014. These changes result from the main components of cost of goods sold as discussed below.
We incurred $131.1 million and $150.7 million of transportation and related costs for the six months ended June 30, 2015 and 2014, respectively. This decrease was due to fewer tons sold through transloads caused by lower demand for our frac sand at our transload sites. As a percentage of sales, transportation and related costs decreased to 37% for the six months ended June 30, 2015 compared to 39% for the same period in 2014 due to decreased tons sold through transloads as a percentage of total tons sold.
We incurred $41.4 million and $32.6 million of operating labor costs for the six months ended June 30, 2015 and 2014, respectively. The increase in labor costs incurred was primarily due to the addition of our Voca, Texas and Utica, Illinois facilities. As a percentage of sales, operating labor costs represented 12% for the six months ended June 30, 2015 compared to 8% for the same period in 2014.
We incurred $14.7 million and $16.3 million of electricity and drying fuel (principally natural gas) costs for the six months ended June 30, 2015 and 2014, respectively. The decrease in electricity and drying fuel costs incurred was due to lower natural gas prices. As a percentage of sales, electricity and drying fuel costs slightly remained flat at 4% for the six months ended June 30, 2015 compared to the same period in 2014.
We incurred $19.3 million and $13.6 million of maintenance and repair costs for the six months ended June 30, 2015 and 2014, respectively. The increase in maintenance and repair costs incurred was due to scheduled maintenance and the addition of production facilities, including our Voca, Texas and Utica, Illinois facilities. As a percentage of sales, maintenance and repair costs increased to 5% for the six months ended June 30, 2015 compared to 4% for the same period in 2014.
Segment Contribution Margin
Oil & Gas Proppants contribution margin decreased by $33.2 million, or 34%, to $65.5 million for the six months ended June 30, 2015 compared to $98.7 million for the six months ended June 30, 2014, mainly driven by the 14% decrease in revenue partially offset by a 4% decrease in segment cost of goods sold.
Industrial & Specialty Products contribution margin increased by $4.2 million, or 14%, to $35.0 million for the six months ended June 30, 2015 compared to $30.8 million for the six months ended June 30, 2014, mainly driven the by the 6% increase in revenue, partially offset by a 2% increase in segment cost of goods sold.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $1.2 million, or 3%, to $33.5 million for the six months ended June 30, 2015 compared to $34.7 million for the six months ended June 30, 2014. The decrease was primarily due to the following factors:

•
Business development-related expense increased by $4.3 million to $8.0 million for the six months ended June 30, 2015 compared to $3.6 million for the six months ended June 30, 2014. This increase is mainly due to a $6.5 million settlement of an unfavorable arbitration ruling (see Note K - Commitments and Contingencies of our Financial Statements for more information).

•
Compensation related expense decreased by $4.2 million for the six months ended June 30, 2015 compared to 2014, primarily due to reduced 2015 incentive compensation and the valuation adjustment of our share based compensation expense.

•
Bad debt expense decreased by $1.9 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due to a decrease in our sales during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 and a recovery of a previously reserved receivable.

•	We also incurred restructuring cost of $2.2 million during the six months ended June 30, 2015 for actions that will provide future cost savings.
In total, our selling, general and administrative costs represented approximately 10% and 9% of our sales for the six months ended June 30, 2015 and 2014, respectively.

Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense increased by $7.0 million, or 35%, to $26.9 million for the six months ended June 30, 2015 compared to $19.9 million for the six months ended June 30, 2014. The year over year increase was driven by the addition of our Voca, Texas plant, Utica, Illinois plant, Odessa, Texas transload facility and other continued capital spending associated with our growth and capacity expansion initiatives. We expect depreciation, depletion and amortization expense to continue to grow due to anticipated capital spending in 2015. Depreciation, depletion and amortization costs represented approximately 8% and 5% of our sales for the six months ended June 30, 2015 and 2014, respectively.
Operating Income
Operating income decreased by $36.9 million, or 51%, to $35.1 million for the six months ended June 30, 2015 compared to $72.1 million for the six months ended June 30, 2014. The decrease was due to a 9% decrease in sales, a 35% increase in depreciation, depletion and amortization expense, partially offset by a 1% decrease in cost of goods sold and a 3% decrease in selling, general and administrative expense.
Interest Expense
Interest expense increased by $5.3 million, or 67%, to $13.1 million for the six months ended June 30, 2015 compared to $7.8 million for the six months ended June 30, 2014, mainly due to an increase in debt principal and additional interest expense related to the deferred revenue.
Provision for Income Taxes
During the six months ended June 30, 2015 we recognized an income tax benefit of $2.9 million. Considering the current market conditions as discussed in the Recent Trends and Outlook section of the MD&A, we updated our annual effective tax rate to 0%, which was driven by our estimated annual income before income taxes fully offset by the statutory percentage depletion deduction. Our tax benefit in the period represented the discrete tax benefit (see accompanying Note L - Income Taxes of our Financial Statements for more information about the discrete tax benefit).
The income tax expense was $17.5 million for the six months ended June 30, 2014. The decrease of $20.4 million in income tax expense was mainly driven by a decrease in effective tax rate. The effective tax rate was (13)% and 27% for the six months ended June 30, 2015 and 2014, respectively. Because of the updated tax rate and the discrete tax benefit in the period, the (13)% tax rate is not representative of future tax rates.
Net Income/Loss
Net income was $24.8 million and $47.0 million for the six months ended June 30, 2015 and 2014, respectively. The year over year decrease was due to the factors noted above.

Liquidity and Capital Resources
Overview
Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to return cash to our stockholders, and to finance acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through cash on hand or borrowings under our credit facilities and equity investments. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of June 30, 2015, our working capital was $390.3 million and we had $46.9 million of availability under the Revolver.
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
Cash Flow Analysis
A summary of operating, investing and financing activities is shown in the following table:

	Six Months Ended June 30,		Percent Change
	2015	2014	’15 vs. ‘14
Net cash provided by (used in):
Operating activities	$38,457	$55,222	(30)%
Investing activities	(22,458)	(18,011)	25%
Financing activities	(31,792)	(9,493)	235%
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
Net cash provided by operating activities was $38.5 million for the six months ended June 30, 2015 compared to $55.2 million for the six months ended June 30, 2014. This $16.8 million decrease in cash provided by operations was mainly the result of a $22.2 million decrease in net income.
Net Cash Used in Investing Activities
Investing activities consist primarily of capital expenditures for growth and maintenance.
Net cash used in investing activities was $22.5 million and $18.0 million for the six months ended June 30, 2015 and 2014, respectively. Capital expenditures for the six months ended June 30, 2015, which totaled $27.1 million, were primarily for the engineering, procurement and construction of our Greenfield raw sand plant near Fairchild, Wisconsin, an expansion project at our Pacific, Missouri facility and other maintenance capital projects. Capital expenditures for the six months ended June 30, 2014, which totaled $18.0 million, were primarily for the continuing engineering, procurement and construction of our Greenfield raw sand plant in Utica, Illinois, our new transload facility in Odessa, Texas, and other maintenance capital projects. Amounts spent on capital projects for the six months ended June 30, 2015 were partially offset by $4.6 million in maturities of short-term investments that were not reinvested.

Subject to our continuing evaluation of market conditions, we anticipate that our capital expenditures in 2015 will be in a range of $60 million to $70 million, which is primarily associated with growth and maintenance capital, including the construction of the mine and processing facility in Fairchild, Wisconsin. We expect to fund our capital expenditures through cash on our balance sheet, cash generated from our operations and cash generated from financing activities.
Net Cash Used in Financing Activities
Financing activities consist primarily of equity issuances, capital contributions, dividend payments, borrowings and repayments related to the Revolver and Term Loan, as well as fees and expenses paid in connection with our credit facilities, advance payments from our customers, and outstanding checks to our vendors.
Net cash used in financing activities was $31.8 million for the six months ended June 30, 2015, driven by $15.3 million of common stock repurchases, $13.4 million of dividends paid and $2.6 million of long-term debt payments.
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
Contractual Obligations
There have been no significant changes outside the ordinary course of business to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2014 Annual Report, except that we entered into additional new leases for railroad cars. For more details on future minimum annual commitments under such operating leases, please see accompanying Note K - Commitments and Contingencies to our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Environmental Matters
We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. As of June 30, 2015, we had $13.1 million accrued for future reclamation costs, as compared to $11.3 million as of December 31, 2014.
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
Copies of our Corporate Governance Guidelines, our Audit Committee, Compensation Committee and Nominating and Governance Committee charters, the Code of Conduct for our Board of Directors and Code of Conduct and Ethics for U.S. Silica employees (including the chief executive officer, chief financial officer and corporate controller) can also be found on our website. Any amendments or waivers to the Code of Conduct and Ethics applicable to the chief executive officer, chief financial officer and corporate controller can also be found in the “Investor Relations” section of the U.S. Silica website. Stockholders may also request a free copy of these documents from: U.S. Silica Holdings, Inc., attn.: Investor Relations, 8490 Progress Drive, Suite 300, Frederick, Maryland 21701 or IR@ussilica.com.

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
Interest Rate Risk
We are exposed to interest rate risk arising from adverse changes in interest rates. As of June 30, 2015, we have $501.8 million of debt outstanding under our senior credit facility. Assuming no change in the amount outstanding, and LIBOR is greater than the 1.0% minimum base rate on the Term Loan, a hypothetical increase or decrease in interest rates by 1.0% would have changed our interest expense by $1.4 million per year.
We use interest rate derivatives in the normal course of our business to manage both our interest cost and the risks associated with changing interest rates. We do not use derivatives for trading or speculative purposes. The following table summarizes the fair value of our derivative instruments at June 30, 2015 and December 31, 2014.

		June 30, 2015			December 31, 2014
	Maturity Date	Contract/Notional Amount	Carrying Amount	Fair Value	Contract/Notional Amount	Carrying Amount	Fair Value
Interest rate cap agreement(1)	2016	$252 million	$—	$—	$188 million	$5	$5

(1)	Agreements limit the LIBOR floating interest rate base to 4%.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As a result of the above developments, the filing rate of new claims against us over the past three years has decreased to below pre-2001 levels, and we were named as a defendant in two, three and one new silicosis cases filed in 2012, 2013 and 2014, respectively. During the six months ended June 30, 2015, no additional claims were brought against us. As of June 30, 2015, there are a total of approximately 77 active silica-related products liability claims pending in which we were a defendant and approximately 678 inactive claims. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media, and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for both our predecessors that covered certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to certain insurance). As a result of a settlement with a former owner of ours and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us, and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf.
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
As of June 30, 2015, there have been no material changes to the risk factors disclosed in Item 1A of Part I in our 2014 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchase Program
The following table presents the total number of shares of our common stock that we purchased during the second quarter of 2015, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period pursuant to our June 2012 share repurchase program:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
April 2015	—		$—	—
May 2015	7,777	(2)	$35.79	—
June 2015	—		$—	—
Total	7,777		$35.79	—	$33,173,725

(1)
A program covering the repurchase of up to $25.0 million of our common stock was initially announced in June 2012 and was increased to $50.0 million in December 2014. This program expires on December 11, 2015.

(2)	Represents shares withheld by U.S. Silica to pay taxes due upon the vesting of employee restricted stock.
Subsequent to June 30, 2015, we have not repurchased any shares of our common stock.
For more details on the stock repurchase program, see Note B - Capital Structure and Accumulated Comprehensive Income to our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of July, 2015.

U.S. Silica Holdings, Inc.

/s/ DONALD A. MERRIL
Name:	Donald A. Merril
Title:	Chief Financial Officer

S-1

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of U.S. Silica Holdings, Inc., effective January 31, 2012.	8-K	001-35416	3.1	February 6, 2012
3.2	Certificate of Change of Registered Agent and/or Registered Office	8-K	001-35416	3.1	May 11, 2015
3.3	Second Amended and Restated Bylaws of U.S. Silica Holdings, Inc., effective January 31, 2012.	8-K	001-35416	3.2	February 6, 2012
4.1	Specimen Common Stock Certificate.	S-1/A	333-175636	4.1	December 7, 2011
10.1	Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan	8-K	001-35416	10.1	May 11, 2015
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification by Bryan A. Shinn, Chief Executive Officer.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification by Donald A. Merril, Chief Financial Officer.
32.1*	Section 1350 Certification by Bryan A. Shinn, Chief Executive Officer.
32.2*	Section 1350 Certification by Donald A. Merril, Chief Financial Officer.
95.1*	Mine Safety Disclosure
99.1*	Consent of PropTester, Inc.
101*	101.INS XBRL Instance
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