Form 10-Q
period 2015-09-30
U.S. SILICA HOLDINGS, INC.
filed 2015-10-28
CIK 1524741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 26, 2015, 53,384,160 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

U.S. Silica Holdings, Inc.
FORM 10-Q
For the Quarter Ended September 30, 2015

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$253,765	$267,281
Short-term investments	46,007	75,143
Accounts receivable, net	85,605	120,881
Inventories, net	70,671	66,712
Prepaid expenses and other current assets	12,516	9,267
Deferred income taxes, net	8,925	22,295
Income tax deposits	6,260	746
Total current assets	483,749	562,325
Property, plant and mine development, net	563,262	565,755
Goodwill	68,647	68,647
Trade names	14,914	14,914
Customer relationships, net	6,577	6,984
Other assets	19,444	12,317
Total assets	$1,156,593	$1,230,942
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Book overdraft	$2,405	$4,215
Accounts payable	57,982	85,781
Dividends payable	6,772	6,805
Accrued liabilities	14,055	17,911
Accrued interest	58	60
Current portion of long-term debt	3,327	3,329
Deferred revenue	14,022	26,771
Total current liabilities	98,621	144,872
Long-term debt	489,208	491,757
Deferred revenue	64,759	64,722
Liability for pension and other post-retirement benefits	60,099	59,932
Deferred income taxes, net	28,124	49,749
Other long-term obligations	18,115	16,094
Total liabilities	758,926	827,126
Stockholders’ Equity:
Common stock	539	539
Additional paid-in capital	192,915	191,086
Retained earnings	239,655	232,551
Treasury stock, at cost	(15,960)	(542)
Accumulated other comprehensive loss	(19,482)	(19,818)
Total stockholders’ equity	397,667	403,816
Total liabilities and stockholders’ equity	$1,156,593	$1,230,942
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales	$155,408	$241,256	$506,877	$627,152
Cost of goods sold (excluding depreciation, depletion and amortization)	122,599	149,697	378,452	408,884
Operating expenses
Selling, general and administrative	13,559	18,600	47,095	53,312
Depreciation, depletion and amortization	15,158	12,425	42,096	32,355
	28,717	31,025	89,191	85,667
Operating income	4,092	60,534	39,234	132,601
Other income/(expense)
Interest expense	(6,684)	(4,950)	(20,448)	(12,771)
Other income, net, including interest income	309	120	818	379
	(6,375)	(4,830)	(19,630)	(12,392)
Income/(loss) before income taxes	(2,283)	55,704	19,604	120,209
Income tax benefit/(expense)	4,695	(14,427)	7,584	(31,907)
Net income	$2,412	$41,277	$27,188	$88,302
Earnings per share:
Basic	$0.05	$0.77	$0.51	$1.64
Diluted	$0.04	$0.76	$0.51	$1.63
Weighted average shares outstanding:
Basic	53,321	53,801	53,386	53,679
Diluted	53,742	54,393	53,831	54,265
Dividends declared per share	$0.13	$0.13	$0.38	$0.38
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$2,412	$41,277	$27,188	$88,302
Other comprehensive income/(loss):
Unrealized gain (loss) on derivatives (net of tax of $10 and $1 for the three months ended September 30, 2015 and 2014, respectively, and $18 and ($33) for the nine months ended September 30, 2015 and 2014, respectively)	17	1	29	(52)
Unrealized gain on investments (net of tax of $3 and $2 for the three months ended September 30, 2015 and 2014, respectively, and $33 and $16 for the nine months ended September 30, 2015 and 2014, respectively)	4	2	53	25
Pension and other post-retirement benefits liability adjustment (net of tax of ($2,431) and $95 for the three months ended September 30, 2015 and 2014, respectively, and $157 and $285 for the nine months ended September 30, 2015 and 2014, respectively)	(3,924)	149	254	447
Comprehensive income/(loss)	$(1,491)	$41,429	$27,524	$88,722
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited; dollars in thousands)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2014	$539	$(542)	$191,086	$232,551	$(19,818)	$403,816
Net income	—	—	—	27,188	—	27,188
Unrealized gain on derivatives	—	—	—	—	29	29
Unrealized gain on short-term investments	—	—	—	—	53	53
Pension and post-retirement liability	—	—	—	—	254	254
Cash dividend declared ($0.375 per share)	—	—	—	(20,084)	—	(20,084)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	1,824	—	—	1,824
Excess tax benefit from equity compensation	—	—	225	—	—	225
Proceeds from options exercised	—	583	(219)	—	—	364
Shares withheld for employee taxes related to vested restricted stock and stock units	—	(746)	(1)	—	—	(747)
Repurchase of common stock	—	(15,255)	—	—	—	(15,255)
Balance at September 30, 2015	$539	$(15,960)	$192,915	$239,655	$(19,482)	$397,667
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income	$27,188	$88,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	42,096	32,355
Debt issuance amortization	1,054	657
Original issue discount amortization	288	197
Deferred income taxes	(8,463)	4,043
Deferred revenue	(12,712)	(3,669)
Loss on disposal of property, plant and equipment	1,007	134
Equity-based compensation	1,824	4,807
Excess tax benefit from equity-based compensation	(225)	(3,673)
Other	(8,773)	3,433
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	36,587	(49,664)
Inventories	(3,959)	2,104
Prepaid expenses and other current assets	(3,303)	(1,378)
Income taxes	(5,514)	(84)
Accounts payable and accrued liabilities	(31,655)	32,214
Accrued interest	(2)	(5)
Liability for pension and other post-retirement benefits	978	(2,786)
Net cash provided by operating activities	36,416	106,987
Investing activities:
Capital expenditures	(38,167)	(51,576)
Proceeds from sales and maturities of short-term investments	29,388	—
Acquisition of business, net of cash acquired	—	(98,317)
Proceeds from sale of property, plant and equipment	77	13
Net cash used in investing activities	(8,702)	(149,880)
Financing activities:
Dividends paid	(20,117)	(20,132)
Repurchase of common stock	(15,255)	—
Proceeds from options exercised	364	5,433
Excess tax benefit from equity-based compensation	225	3,673
Tax payments related to shares withheld for vested restricted stock	(747)	(572)
Advances from customers	—	100,000
Repayment of long-term debt	(3,826)	(2,812)
Change in book overdraft	(1,810)	887
Principal payments on capital lease obligations	—	(132)
Financing fees	(64)	—
Net cash provided by/(used in) financing activities	(41,230)	86,345
Net increase/(decrease) in cash and cash equivalents	(13,516)	43,452
Cash and cash equivalents, beginning of period	267,281	78,256
Cash and cash equivalents, end of period	$253,765	$121,708
Supplemental cash flow information:
Cash paid during the period for:
Interest	$16,359	$11,545
Taxes	$6,176	$28,204
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
Unaudited Interim Financial Statements
The accompanying Balance Sheet as of September 30, 2015; the Income Statements for the three and nine months ended September 30, 2015 and 2014; the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; the Condensed Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 2015; the Cash Flows for the nine months ended September 30, 2015 and 2014; and other information disclosed in the related notes are unaudited. The Balance Sheet as of December 31, 2014 was derived from our audited consolidated financial statements as included in our 2014 Annual Report.
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
Recently Issued Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update, Interest-Imputation of Interest, which simplifies presentation of debt issuance costs. The new standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The new standard will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued. We have elected to adopt the standard early and have presented debt issuance costs as a direct deduction from the carrying amount of debt on our Balance Sheets as of September 30, 2015 and December 31, 2014.
On July 22, 2015, the FASB issued Accounting Standards Update, Simplifying the Measurement of Inventory. The new standard requires an entity to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The new standard will not apply to inventories that are measured using either the last-in, first-out (LIFO) method or the retail inventory method. This Update is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years; early application is permitted. We are currently evaluating the effect that the new guidance will have on our financial statements and related disclosures.
NOTE B—CAPITAL STRUCTURE AND ACCUMULATED COMPREHENSIVE INCOME
Common Stock
Our Amended and Restated Certificate of Incorporation authorizes up to 500,000,000 shares of common stock, par value of $0.01. Subject to the rights of holders of any series of preferred stock, all of the voting power of the stockholders of Holdings shall be vested in the holders of the common stock. There were 53,386,174 shares of common stock issued and outstanding at September 30, 2015. As of September 30, 2014, there were 53,902,295 shares issued and outstanding.
In 2015, our Board of Directors declared quarterly cash dividends as follows:

Dividends per Common Share	Declaration Date	Record Date	Payable Date
$0.125	February 12, 2015	March 16, 2015	April 3, 2015
$0.125	May 8, 2015	June 15, 2015	July 6, 2015
$0.125	July 24, 2015	September 15, 2015	October 2, 2015
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
There are no shares of preferred stock issued or outstanding at September 30, 2015. At present, we have no plans to issue any preferred stock.
Employee Stock Awards
We grant stock options, restricted stock, restricted stock units and performance share units to our employees and directors under the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan. The weighted-average stock options that are antidilutive and are therefore excluded from the calculation of our diluted earnings per common share are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted-average outstanding stock options excluded	726	—	464	—
Share Repurchase Program
We are authorized by our Board of Directors to repurchase shares of our outstanding common stock from time to time on the open market or in privately negotiated transactions. As of September 30, 2015, we are authorized to repurchase up to $50 million of our common stock through December 11, 2015. Stock repurchases, if any, will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. Under our share repurchase program, as of September 30, 2015, we have repurchased 706,093 shares of our common stock at an average price of $23.83 and are authorized to repurchase up to an additional $33.2 million of our common stock.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income (loss) consists of fair value adjustments associated with cash flow hedges and accumulated adjustments for net experience losses and prior service cost related to employee benefit plans. The following table presents the changes in accumulated other comprehensive income by component during the nine months ended September 30, 2015:

	For the Nine Months Ended September 30, 2015
	Unrealized gain/(loss) on cash flow hedges	Unrealized gain/(loss) on short-term investments	Pension and other post-retirement benefits liability	Total
Beginning Balance	$(134)	$(41)	$(19,643)	$(19,818)
Other comprehensive income (loss) before reclassifications	(3)	53	(1,127)	(1,077)
Amounts reclassed from accumulated other comprehensive income	32	—	1,381	1,413
Ending Balance	$(105)	$12	$(19,389)	$(19,482)
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

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Sales	$245,625	$652,288
Net income	42,466	92,349
Basic earnings per share	$0.79	$1.72
Diluted earnings per share	0.78	1.70
NOTE D—ACCOUNTS RECEIVABLE
At September 30, 2015 and December 31, 2014, accounts receivable consisted of the following:

	September 30, 2015	December 31, 2014
Trade receivables	$93,404	$128,498
Less: Allowance for doubtful accounts	(9,118)	(10,429)
Net trade receivables	84,286	118,069
Other receivables	1,319	2,812
Total accounts receivable	$85,605	$120,881
Changes in our allowance for doubtful accounts during the nine months ended September 30, 2015 are as follows:

September 30, 2015
Beginning balance	$10,429
Bad debt provision	(211)
Write-offs	(1,100)
Ending balance	$9,118
NOTE E—INVENTORIES
At September 30, 2015 and December 31, 2014, inventories consisted of the following:

	September 30, 2015	December 31, 2014
Supplies	$18,877	$17,528
Raw materials and work in process	18,036	12,562
Finished goods	33,758	36,622
Total inventories	$70,671	$66,712

NOTE F—PROPERTY, PLANT AND MINE DEVELOPMENT
At September 30, 2015 and December 31, 2014, property, plant and mine development consisted of the following:

	September 30, 2015	December 31, 2014
Mining property and mine development	$222,611	$197,824
Asset retirement cost	10,971	9,559
Land	30,322	28,443
Land improvements	37,058	35,322
Buildings	51,280	47,149
Machinery and equipment	359,792	323,618
Furniture and fixtures	1,647	1,599
Construction-in-progress	47,128	78,997
	760,809	722,511
Accumulated depletion, depreciation and amortization	(197,547)	(156,756)
Total property, plant and mine development, net	$563,262	$565,755
The amount of interest costs capitalized in property, plant and mine development was $465 and $890 for the nine months ended September 30, 2015 and 2014, respectively.
NOTE G—DEBT
At September 30, 2015 and December 31, 2014, debt consisted of the following:

	September 30, 2015	December 31, 2014
Senior secured credit facility:
Revolver expiring July 23, 2018 (4.75% at September 30, 2015 and 4.75% at December 31, 2014)	$—	$—
Term loan facility—final maturity July 23, 2020 (4% - 4.5% at September 30, 2015 and 4% - 5.25% at December 31, 2014)	500,550	504,375
Less: Unamortized original issue discount	(1,792)	(2,078)
Less: Unamortized debt issuance cost	(6,223)	(7,211)
Total debt	492,535	495,086
Less: current portion	(3,327)	(3,329)
Total long-term portion of debt	$489,208	$491,757
Revolving Line-of-Credit
We have a $50 million revolving line-of-credit (the “Revolver”), with zero drawn and $3.1 million allocated for letters of credit as of September 30, 2015, leaving $46.9 million available under the Revolver.
Debt Maturities
At September 30, 2015, contractual maturities of long-term debt are as follows:

2015	$1,275
2016	5,100
2017	5,100
2018	5,100
2019	5,100
Thereafter	478,875
$500,550
Our senior secured credit facility is secured by substantially all of our assets and a pledge of the equity interests in certain of our subsidiaries. The facility contains covenants that, among other things, govern our ability to create, incur or assume indebtedness and liens, to make acquisitions or investments, to pay dividends and to sell assets. The facility also requires us to maintain a consolidated total net leverage ratio of no more than 3.75:1.00 as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 25% of the Revolver commitment. As of September 30, 2015, we are in compliance with all covenants in accordance with our senior secured credit facility.
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
As of September 30, 2015, we had a liability of $13.3 million in other long-term obligations related to our asset retirement obligation. Changes in the asset retirement obligation during the nine months ended September 30, 2015 are as follows:

September 30, 2015
Beginning balance	$11,283
Payments	—
Accretion	601
Additions and revisions of prior estimates	1,412
Ending balance	$13,296
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
Level 2—Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3—Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.
Cash Equivalents
Due to the short-term maturity, we believe our cash equivalent instruments at September 30, 2015 and December 31, 2014 approximate their reported carrying values.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default of ourselves and our counterparties. However, as of September 30, 2015, we have assessed that the impact of the credit valuation adjustments on the overall valuation of our derivative positions is not significant. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
In accordance with the fair value hierarchy, the following table presents the fair value as of September 30, 2015 of those assets that we measure at fair value on a recurring basis:

	Level 1	Level 2	Total
Short-term investments	$2	$46,005	$46,007
Interest rate derivatives	—	—	—
Net asset	$2	$46,005	$46,007
NOTE J—SHORT-TERM INVESTMENTS
We have segregated funds into designated accounts with investment brokers who manage our short-term investment portfolio. Those funds are held on an available-for-sale basis and are therefore reported at fair value on the balance sheet. The following table summarizes our available-for-sale short-term investments as of September 30, 2015:

	Aggregate Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$2	$—	$—	$2
Fixed income securities:
Certificates of deposit	16,400	8	—	16,408
Commercial paper	10,174	29	—	10,203
Corporate notes and bonds	8,972	—	(31)	8,941
Government agencies	8,301	5	(1)	8,305
U.S. Treasuries	2,149	—	(1)	2,148
Total available-for-sale investments	$45,998	$42	$(33)	$46,007
As of September 30, 2015, we considered any declines in market value of our short-term investment portfolio to be temporary in nature and did not consider any of our investments other-than-temporarily impaired. We typically invest in highly-rated securities, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and our intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. As of September 30, 2015, we did not recognize any impairment charges.

NOTE K—COMMITMENTS AND CONTINGENCIES
Future Minimum Annual Commitments at September 30, 2015:

	Operating Leases	Minimum Purchase Commitments
2015	$11,500	$9,909
2016	44,436	31,834
2017	55,742	20,852
2018	59,040	16,664
2019	53,549	11,717
Thereafter	180,823	16,921
Total future lease and purchase commitments	$405,090	$107,897
Operating Leases
We are obligated under certain operating leases for railroad cars, office space, mining property, mining/processing equipment and transportation and other equipment. Certain operating lease agreements include options to purchase the equipment for fair market value at the end of the original lease term. In general, the above leases include renewal options and provide that we pay for all utilities, insurance, taxes and maintenance. Expense related to operating leases and rental agreements totaled approximately $13.2 million and $8.1 million for the three months ended September 30, 2015 and 2014, respectively, and $34.9 million and $23.4 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, we have no obligations under a capital lease.
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
Other Commitments and Contingencies
Our operating subsidiary, U.S. Silica Company (“U.S. Silica”), has been named as a defendant in various product liability claims alleging silica exposure causing silicosis. During the three months ended September 30, 2015, no new claims were brought against U.S. Silica. As of September 30, 2015, there were 75 active silica-related products liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, it is not reasonably possible that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations that exceeds the accrual amounts.
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
We have recorded estimated liabilities for these claims in other long-term obligations as well as estimated recoveries under the indemnity agreement and an estimate of future recoveries under insurance in other assets on our consolidated balance sheets. As of both September 30, 2015, and December 31, 2014 other non-current assets included $0.3 million for insurance for third-party products liability claims and other long-term obligations included $1.3 million in third-party products claims liability.
Additionally, during the three months ended March 31, 2015, we received an unfavorable ruling in an arbitration proceeding as a result of exiting a toll manufacturing contract. The amount of the ruling was approximately $7.6 million. The matter was settled and the settlement amount of $6.5 million was paid on June 9, 2015, which was included in selling, general and administrative expense in our Income Statement for the nine months ended September 30, 2015.

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
In the nine months ended September 30, 2015, we recorded a discrete tax benefit of $2.9 million, which relates to the arbitration ruling described in Note K - Commitments and Contingencies.
The effective tax rate was (39)% and 27% for nine months ended September 30, 2015 and 2014, respectively. The tax rate for the nine months ending September 30, 2015 would have been (24)% without the discrete tax benefit.
Historically, our actual effective tax rates have been lower than the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes.
NOTE M—PENSION AND POST-RETIREMENT BENEFITS
We maintain a single-employer noncontributory defined benefit pension plan covering certain employees. Net pension benefit cost recognized for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$324	$269	$971	$808
Interest cost	1,203	1,143	3,610	3,428
Expected return on plan assets	(1,375)	(1,255)	(4,124)	(3,765)
Net amortization and deferral	666	237	1,999	713
Net pension benefit costs	$818	$394	$2,456	$1,184
In addition, we provide defined benefit post-retirement health care and life insurance benefits to some employees. Net periodic post-retirement benefit cost recognized for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$36	$45	$124	$135
Interest cost	221	256	776	770
Expected return on plan assets	—	(1)	(2)	(3)
Special termination benefit	47	—	47	—
Net amortization and deferral	58	—	250	—
Net post-retirement costs	$362	$300	$1,195	$902
The weighted average discount rate used to determine the projected pension and post-retirement obligations was updated during the nine months ended September 30, 2015, and was increased from 4.1% at December 31, 2014 to 4.3% at September 30, 2015. We contributed $1.8 million and $2.0 million to the qualified pension plan for the three months ended September 30, 2015 and 2014, respectively. We contributed $2.0 million and $4.6 million to the qualified pension plan during the nine months ended September 30, 2015 and 2014, respectively. Total expected employer funding contributions during the fiscal year ending December 31, 2015 are $2.0 million for the pension plan and $1.6 million for the post-retirement medical and life plan.
NOTE N—OBLIGATIONS UNDER GUARANTEES
We have indemnified Travelers Casualty and Surety Company of America (“Travelers”) against any loss Travelers may incur in the event that holders of surety bonds, issued on behalf of us by Travelers, execute the bonds. As of September 30, 2015, Travelers had $9.9 million in bonds outstanding for us. The majority of these bonds, $9.5 million, relate to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to such indefinite purposes as licenses, permits, and tax collection.
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
The Industrial & Specialty Products segment consists of over 260 products and materials used in a variety of industries, including container glass, fiberglass, specialty glass, flat glass, building products, fillers and extenders, foundry products, chemicals, recreation products and filtration products.
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
The following table presents sales and segment contribution margin for the reporting segments and other operating results not allocated to the reported segments for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales:
Oil & Gas Proppants	$101,987	$186,812	$341,593	$466,727
Industrial & Specialty Products	53,421	54,444	165,284	160,425
Total Sales	155,408	241,256	506,877	627,152
Segment contribution margin:
Oil & Gas Proppants	16,521	77,030	81,972	175,718
Industrial & Specialty Products	19,967	16,844	54,953	47,646
Total segment contribution margin	36,488	93,874	136,925	223,364
Operating activities excluded from segment cost of goods sold	(3,679)	(2,315)	(8,500)	(5,096)
Selling, general and administrative	(13,559)	(18,600)	(47,095)	(53,312)
Depreciation, depletion and amortization	(15,158)	(12,425)	(42,096)	(32,355)
Interest expense	(6,684)	(4,950)	(20,448)	(12,771)
Other income, net, including interest income	309	120	818	379
Income/(loss) before income taxes	$(2,283)	$55,704	$19,604	$120,209
Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. Goodwill of $68.6 million has been allocated to these segments with $47.9 million assigned to Oil & Gas Proppants and $20.7 million to Industrial & Specialty Products.
NOTE P—SUBSEQUENT EVENTS
On October 2, 2015, we paid a cash dividend of $0.125 per share to common stockholders of record on September 15, 2015, which had been declared by our Board of Directors on July 24, 2015.

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
Overview
We are one of the largest domestic producers of commercial silica, a specialized mineral that is a critical input into a variety of attractive end markets. During our 115 year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 260 products to customers across these markets. As of September 30, 2015, we operate 17 production facilities across the United States and control 364 million tons of reserves of commercial silica. We own one of the largest frac sand processing plants in the United States and control approximately 181 million tons of reserves that can be processed to meet American Petroleum Institute (API) frac sand size specifications. Our operations are organized into two segments based on end markets served: (1) Oil & Gas Proppants and (2) Industrial & Specialty Products. Our segments are complementary because our ability to sell to a wide range of customers across end markets allows us to maximize recovery rates in our mining operations, optimize our asset utilization and reduce the cyclicality of our earnings.
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
Recent declines in oil prices have reduced oil and gas drilling and completion activity in North America. According to internal U.S. Silica management estimates, we expect to see continued decline in 2015 proppant demand mainly due to decreased rig count, partially offset by higher proppant per well. During the nine months ended September 30, 2015, we have experienced the impacts of reduced demand from our customers. The table below summarizes some revenue metrics of our Oil & Gas Proppants segment for the three months ended September 30, 2015, June 30, 2015, March 31, 2015 and December 31, 2014:

Dollars in thousands except per ton data		Three Months Ended			Percentage Change for Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30, 2015 vs. June 30, 2015	June 30, 2015 vs. March 31, 2015	March 31, 2015 vs. December 31, 2014
Oil & Gas Proppants	2015	2015	2015	2014
Sales	$101,987	$90,855	$148,753	$196,043	12%	(39)%	(24)%
Tons Sold	1,616	1,224	1,688	1,997	32%	(27)%	(15)%
Average Selling Price per Ton	$63.11	$74.23	$88.12	$98.17	(15)%	(16)%	(10)%
Although our Oil & Gas Proppants tons sold improved by 32% for the three months ended September 30, 2015 compared to the three months ended June 30, 2015 due to our market share gain efforts, we expect the demand for frac sand to deteriorate due to an expected decline in our customers' drilling and completion activity towards the end of 2015. A continued reduction in oil and gas drilling and completion activity may reduce frac sand demand further, which could result in us selling fewer tons, selling tons at lower prices, or both. If we sell less frac sand, or sell frac sand at lower prices, our revenue, net income, cash generated from operating activities, and liquidity would be adversely affected. We could evaluate further actions to reduce cost and improve liquidity. For instance, depending on market conditions, we may implement additional cost improvement projects or further reduce our capital spending for 2015 and beyond and may delay or cancel capital projects.
Additionally, due to impacts of reduced demand for our Frac sand during the nine months ended September 30, 2015, we are engaged in ongoing discussions with our take-or-pay supply agreement customers regarding pricing and volume requirements under our existing contracts. While these discussions continue, in certain circumstances we have provided contract customers with temporary reductions to contract pricing in exchange for additional term and/or volume in order to preserve the value of these agreements. We may deliver sand at prices or at volumes below the requirements in our existing take-or-pay supply agreements. We expect these circumstances may continue for the remainder of 2015 and will likely continue into 2016.
We believe fluctuations in demand and price may occur as the market adjusts to changing supply and demand due to energy pricing fluctuations. However, we continue to expect long-term growth in oil and gas drilling in North American shale basins.
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

◦
In 2014, we made an initial investment in a new Greenfield site near Fairchild, Wisconsin, which, depending on market conditions, could become operational as early as 2017 and eventually add 3,000,000 tons of annual demonstrated frac sand capacity.

◦
In 2014, we made an initial investment in an 800,000 ton-per-year expansion at our Pacific, Missouri facility. This project includes adding a dryer as well as a new transload facility to support the additional volume and, depending on market conditions, could come online as early as 2017.

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

•
Optimize product mix and further develop value-added capabilities to maximize margins. We continue to actively manage our product mix at each of our plants to ensure we maximize our profit margins. This requires us to use our proprietary expertise in balancing key variables, such as mine geology, processing capacities, transportation availability, customer requirements and pricing. We expect to continue investing in ways to increase the value we provide to our customers by expanding our product offerings, adding to our transportation assets, improving our supply chain management, upgrading our information technology, and creating a world class customer service model.

•
Expand our supply chain network and leverage our logistics capabilities to meet our customers’ needs in each strategic oil and gas basin. We continue to expand our transload network to ensure product is available to meet the in-basin needs of our customers. This approach allows us to provide strong customer service and puts us in a position to take advantage of opportunistic spot market sales. Our plant sites are strategically located to provide access to key Class I railroads, which enables us to cost effectively send product to each of the strategic basins in North America. We can ship product by truck, barge and rail with an ability to connect to short-line railroads as necessary to meet our customers’ evolving in-basin product needs. We believe that our supply chain network and logistics capabilities are a competitive advantage that enables us to provide superior service for our customers. For example, in 2013, we opened our San Antonio, Texas unit-train receiving transload facility, which was built in partnership with BNSF Railway to support the Eagle Ford market. Additionally, in 2015, we opened our Odessa, Texas, two-unit-train storage capacity transload facility which was built in partnership with Union Pacific Railroad to mainly support the Permian market. We expect to continue to make strategic investments and develop partnerships with transload operators and transportation providers that will enhance our portfolio of supply chain services that we can provide to customers. As of September 30, 2015, we have storage capacity at 45 transloads located near all of the major shale basins in the United States.

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

•
Maintain financial strength and flexibility. We intend to maintain financial strength and flexibility to enable us to better manage through the oil and gas proppant industry downturn and pursue acquisitions and new growth opportunities as they arise. In December 2014, we upsized our revolving line-of-credit and amended our senior secured term loan facility (the “Term Loan”) by an additional $135.0 million to a total of approximately $500.0 million. As of September 30, 2015, we had $253.8 million of cash on hand, $46.0 million in short-term investments and $46.9 million of availability under our Revolver.

How We Generate Our Sales
We derive our sales by mining and processing minerals that our customers purchase for various uses. Our sales are primarily a function of the price per ton and the number of tons sold. The price invoiced reflects product, transportation and additional services as applicable, such as storage and transloading the product from railcars to trucks for delivery to the customer site. We invoice the majority of our customers on a per shipment basis, although for some larger customers, we consolidate invoices weekly or monthly. Our five largest customers accounted for approximately 40% of total sales during the nine months ended September 30, 2015. Sales to our two largest customers, Schlumberger N.V. and Halliburton Company accounted for 13% and 12% of our total revenues, respectively, during the nine months ended September 30, 2015. No other customer accounted for 10% or more of our total revenues.
We primarily sell our products under short-term price agreements or at prevailing market rates. For a number of customers, we sell under long-term, competitively-bid contracts. As of October 28, 2015, we have seven take-or-pay supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2015 and 2019. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge and that our customers will pay for each product. Prices under these agreements are generally fixed and subject to upward adjustment in response to certain cost increases. Additionally, at the time the take-or-pay supply agreements were signed, some customers provided advance payments for future shipments. A percentage of these advance payments is recognized as revenue with each ton of applicable product shipped to the customer. Collectively, sales to customers with take-or-pay supply agreements accounted for 32% and 45% of our total company revenue during the nine months ended September 30, 2015 and 2014, respectively. Although sales under take-or-pay supply agreements may result in us realizing lower margins than we otherwise might during periods of high market prices, we believe such lower margins are offset by the benefits derived from the product mix and sales volume stability afforded by such supply agreements, which helps us lower market risk arising from adverse changes in spot prices and market conditions. Additionally, selling more tons under supply contracts also enables us to be more efficient from a production, supply chain and logistics standpoint. As discussed in Part I, Item 1A., "Risk Factors", of our 2014 Annual Report—"A large portion of our sales is generated by our top customers, and the loss of, or significant reduction in, purchases by our largest customers could adversely affect our operations,” these customers may not continue to purchase the same levels of product in the future due to a variety of reasons, contract requirements notwithstanding.
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
The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$2,412	$41,277	$27,188	$88,302
Total interest expense, net of interest income	6,485	4,859	19,961	12,543
Provision for taxes	(4,695)	14,427	(7,584)	31,907
Total depreciation, depletion and amortization expenses	15,158	12,425	42,096	32,355
EBITDA	19,360	72,988	81,661	165,107
Non-cash incentive compensation (1)	1,913	1,424	1,824	4,807
Post-employment expenses (excluding service costs) (2)	765	380	2,501	1,143
Business development related expenses (3)	390	1,339	8,343	4,978
Other adjustments allowable under our existing credit agreement (4)	1,577	1,356	4,402	3,165
Adjusted EBITDA	$24,005	$77,487	$98,731	$179,200

(1)	Reflects stock based compensation including adjustments for the revaluation of performance share units.
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
(4)
Reflects miscellaneous adjustments permitted under our existing credit agreement, including such items as restructuring costs and certain employment agency fees. We incurred restructuring costs of $0.5 million and $2.7 million, mostly severance expense, during the three and nine months ended September 30, 2015, respectively, for actions that will provide future cost savings.

Results of Operations for the Three Months Ended September 30, 2015 and 2014
Sales

All numbers in thousands except per ton data	Three Months Ended September 30,		Amount Change	Percent Change
	2015	2014	'15 vs. '14	'15 vs. '14
Sales:
Oil & Gas Proppants	$101,987	$186,812	$(84,825)	(45)%
Industrial & Specialty Products	53,421	54,444	(1,023)	(2)%
Total Sales	$155,408	$241,256	$(85,848)	(36)%
Tons:
Oil & Gas Proppants	1,616	1,895	(279)	(15)%
Industrial & Specialty Products	1,007	1,098	(91)	(8)%
Total Tons	2,623	2,993	(370)	(12)%
Average Selling Price per Ton:
Oil & Gas Proppants	$63.11	$98.58	$(35.47)	(36)%
Industrial & Specialty Products	53.05	49.58	3.47	7%
Overall Average Selling Price per Ton:	$59.25	$80.61	$(21.36)	(26)%
Total sales decreased 36% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, driven by a 12% decrease in total tons sold and a 26% decrease in overall average selling price. Tons sold in-basin represented 37% and 43% of total company tons sold for the three months ended September 30, 2015 and 2014, respectively.
The decrease in total sales was primarily driven by Oil & Gas Proppants sales, which decreased 45%. Oil & Gas Proppants tons sold for the three months ended September 30, 2015 decreased 15% and average selling price decreased 36%. These decreases were driven by a year over year decrease in demand for our frac sand from customers due to reduced drilling and completion activity.
Industrial & Specialty Products sales decreased by 2% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Tons sold decreased 8% driven by our strategic shift among customers and products. Average selling price increased 7%, which was primarily a result of new higher-margin product sales and price increases.
Cost of Goods Sold
Cost of goods sold decreased by $27.1 million, or 18%, to $122.6 million for the three months ended September 30, 2015 compared to $149.7 million for the three months ended September 30, 2014. The decrease is mainly a result of fewer tons sold. As a percentage of sales, costs of goods sold increased to 79% for the three months ended September 30, 2015 compared to 62% for the same period in 2014. These changes result from the main components of cost of goods sold as discussed below.
We incurred $68.0 million and $80.9 million of transportation and related costs for the three months ended September 30, 2015 and 2014, respectively. This decrease was due to fewer tons sold through transloads caused by lower demand for our frac sand at our transload sites. As a percentage of sales, transportation and related costs increased to 44% for the three months ended September 30, 2015 compared to 34% for the same period in 2014 mainly due to a lower average selling price.
We incurred $19.5 million and $20.1 million of operating labor costs for the three months ended September 30, 2015 and 2014, respectively. The $0.7 million decrease in labor costs incurred was primarily due to fewer tons sold and lower employee headcount, mostly offset by the addition of our Voca, Texas and Utica, Illinois facilities. As a percentage of sales, operating labor costs represented 13% for the three months ended September 30, 2015 compared to 8% for the same period in 2014.
We incurred $7.1 million and $8.0 million of electricity and drying fuel (principally natural gas) costs for the three months ended September 30, 2015 and 2014, respectively. The decrease in electricity and drying fuel costs incurred was mainly driven by fewer tons sold and lower natural gas prices. As a percentage of sales, electricity and drying fuel costs increased to 5% for the three months ended September 30, 2015 compared to 3% for the same period in 2014.
We incurred $9.5 million and $10.9 million of maintenance and repair costs for the three months ended September 30, 2015 and 2014, respectively. The decrease in maintenance and repair costs incurred was due to scheduled maintenance and fewer tons sold. As a percentage of sales, maintenance and repair costs increased to 6% for the three months ended September 30, 2015 compared to 5% for the same period in 2014.
Segment Contribution Margin
Oil & Gas Proppants contribution margin decreased by $60.5 million, or 79%, to $16.5 million for the three months ended September 30, 2015 compared to $77.0 million for the three months ended September 30, 2014, driven by a $84.8 million decrease in segment revenue, partially offset by lower segment cost of goods sold mainly due to fewer tons sold.
Industrial & Specialty Products contribution margin increased by $3.1 million, or 19%, to $20.0 million for the three months ended September 30, 2015 compared to $16.8 million for the three months ended September 30, 2014, driven by increased higher-margin products sales as a percentage of total sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $5.0 million, or 27%, to $13.6 million for the three months ended September 30, 2015 compared to $18.6 million for the three months ended September 30, 2014. The decrease was due to the following factors:

•
Business development related expense decreased by $0.9 million to $0.4 million for the three months ended September 30, 2015 compared to $1.3 million for the three months ended September 30, 2014, primarily due to expenses related to the Cadre acquisition in 2014.

•	Compensation related expense decreased by $1.8 million for the three months ended September 30, 2015 compared to 2014, primarily due to reduced incentive compensation and lower employee headcount.

•	Bad debt expense decreased by $0.5 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, mainly due to a decrease in sales.
In total, our selling, general and administrative costs represented approximately 9% and 8% of our sales for the three months ended September 30, 2015 and 2014, respectively.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense increased by $2.7 million, or 22%, to $15.2 million for the three months ended September 30, 2015 compared to $12.4 million for the three months ended September 30, 2014. The year over year increase was driven by the addition of our Voca, Texas plant, Utica, Illinois plant, Odessa, Texas transload facility and other continued capital spending. Depreciation, depletion and amortization costs represented approximately 10% and 5% of our sales for the three months ended September 30, 2015 and 2014, respectively.
Operating Income
Operating income decreased by $56.4 million, or 93%, to $4.1 million for the three months ended September 30, 2015 compared to $60.5 million for the three months ended September 30, 2014. The decrease was due to a 36% decrease in sales and a 22% increase in depreciation, depletion and amortization expense, partially offset by an 18% decrease in cost of goods sold and a 27% decrease in selling, general and administrative expense.
Interest Expense
Interest expense increased by $1.7 million, or 35%, to $6.7 million for the three months ended September 30, 2015 compared to $5.0 million for the three months ended September 30, 2014, mainly driven by an increase in debt principal.
Provision for Income Taxes
During the three months ended September 30, 2015 we recognized an income tax benefit of $4.7 million. Considering the current market conditions as discussed in the Recent Trends and Outlook section of the MD&A, we updated our estimated annual effective tax rate to (16)%. Our estimated annual effective tax rate is negative as a result of our statutory percentage depletion benefit being greater than the computed income tax expense on our estimated annual income before income taxes. Our tax benefit in the period primarily represented the cumulative adjustment to reflect the updated estimated annual effective tax rate of (16)%, exclusive of the discrete tax benefit (see accompanying Note L - Income Taxes of our Financial Statements for more information about the discrete tax benefit).
The income tax expense was $14.4 million for the three months ended September 30, 2014. The decrease of $19.1 million in income tax expense was mainly driven by a decrease in profit before income tax and the cumulative adjustment due to a change in the 2015 estimated annual effective tax rate. The effective tax rate was 206% and 26% for the three months ended September 30, 2015 and 2014, respectively. Because of the updated tax rate and cumulative adjustment in the period, the 206% tax rate is not representative of future tax rates.
Historically, our actual effective tax rates have been lower than the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes.
Net Income/Loss
Net income was $2.4 million and $41.3 million for the three months ended September 30, 2015 and 2014, respectively. The year over year decrease was due to the factors noted above.
Results of Operations for the Nine Months Ended September 30, 2015 and 2014
Sales

All numbers in thousands except per ton data	Nine Months Ended September 30,		Amount Change	Percent Change
	2015	2014	'15 vs. '14	'15 vs. '14
Sales:
Oil & Gas Proppants	$341,593	$466,727	$(125,134)	(27)%
Industrial & Specialty Products	165,284	160,425	4,859	3%
Total Sales	$506,877	$627,152	$(120,275)	(19)%
Tons:
Oil & Gas Proppants	4,529	4,738	(209)	(4)%
Industrial & Specialty Products	3,024	3,168	(144)	(5)%
Total Tons	7,553	7,906	(353)	(4)%
Average Selling Price per Ton:
Oil & Gas Proppants	$75.42	$98.51	$(23.09)	(23)%
Industrial & Specialty Products	54.66	50.64	4.02	8%
Overall Average Selling Price per Ton:	$67.11	$79.33	$(12.22)	(15)%
Total sales decreased 19% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, driven by a 15% decrease in overall average selling price and a 4% decrease in total tons sold. Tons sold in-basin represented 37% and 41% of total company tons sold for the nine months ended September 30, 2015 and 2014, respectively.
The decrease in total sales was driven by Oil & Gas Proppants sales, which decreased 27%. Oil & Gas Proppants tons sold for the nine months ended September 30, 2015 decreased 4% and average selling price decreased 23%. These decreases were driven by the year over year decrease in demand for our frac sand from customers due to reduced drilling and completion activity.
Industrial & Specialty Products sales increased 3% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily driven by an 8% increase in average selling price partially offset by a 5% decrease in tons sold. The increase in average selling price was primarily a result of new higher-margin product sales and price increases. The decrease in tons sold was driven by our strategic shift among customers and products.

Cost of Goods Sold
Cost of goods sold decreased by $30.4 million, or 7%, to $378.5 million for the nine months ended September 30, 2015 compared to $408.9 million for the nine months ended September 30, 2014. The decrease was mainly a result of fewer tons sold. As a percentage of sales, costs of goods sold increased to 75% for the nine months ended September 30, 2015 compared to 65% for the same period in 2014. These changes result from the main components of cost of goods sold as discussed below.
We incurred $199.1 million and $231.6 million of transportation and related costs for the nine months ended September 30, 2015 and 2014, respectively. This decrease was due to fewer tons sold through transloads caused by lower demand for our frac sand at our transload sites. As a percentage of sales, transportation and related costs increased to 39% for the nine months ended September 30, 2015 compared to 37% for the same period in 2014 mainly due to a decrease in average selling price.
We incurred $60.9 million and $52.7 million of operating labor costs for the nine months ended September 30, 2015 and 2014, respectively. The increase in labor costs incurred was primarily due to the addition of our Voca, Texas and Utica, Illinois facilities, partially offset by lower employee headcount. As a percentage of sales, operating labor costs represented 12% for the nine months ended September 30, 2015 compared to 8% for the same period in 2014.
We incurred $21.8 million and $24.4 million of electricity and drying fuel (principally natural gas) costs for the nine months ended September 30, 2015 and 2014, respectively. The decrease in electricity and drying fuel costs incurred was due to fewer tons sold and lower natural gas prices. As a percentage of sales, electricity and drying fuel costs remained flat at 4% for the nine months ended September 30, 2015 compared to the same period in 2014.
We incurred $28.8 million and $24.5 million of maintenance and repair costs for the nine months ended September 30, 2015 and 2014, respectively. The increase in maintenance and repair costs incurred was due to scheduled maintenance and the the addition of our Voca, Texas and Utica, Illinois facilities. As a percentage of sales, maintenance and repair costs increased to 6% for the nine months ended September 30, 2015 compared to 4% for the same period in 2014.
Segment Contribution Margin
Oil & Gas Proppants contribution margin decreased by $93.7 million, or 53%, to $82.0 million for the nine months ended September 30, 2015 compared to $175.7 million for the nine months ended September 30, 2014, driven by a 27% decrease in revenue partially offset by a 11% decrease in segment cost of goods sold.
Industrial & Specialty Products contribution margin increased by $7.3 million, or 15%, to $55.0 million for the nine months ended September 30, 2015 compared to $47.6 million for the nine months ended September 30, 2014, driven the by a 3% increase in revenue and a 2% decrease in segment cost of goods sold.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $6.2 million, or 12%, to $47.1 million for the nine months ended September 30, 2015 compared to $53.3 million for the nine months ended September 30, 2014. The decrease was primarily due to the following factors:

•	Compensation related expense decreased by $5.9 million for the nine months ended September 30, 2015 compared to 2014, primarily due to reduced incentive compensation and lower employee headcount.

•
Bad debt expense decreased by $2.4 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to a decrease in our revenue and a recovery of a previously reserved receivable.

•
Business development related expense increased by $3.4 million to $8.3 million for the nine months ended September 30, 2015 compared to $5.0 million for the nine months ended September 30, 2014. This increase is mainly due to a $6.5 million settlement of an unfavorable arbitration ruling (see Note K - Commitments and Contingencies of our Financial Statements for more information).

In total, our selling, general and administrative costs represented approximately 9% of our sales for both the nine months ended September 30, 2015 and the nine months ended September 30, 2014.

Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense increased by $9.7 million, or 30%, to $42.1 million for the nine months ended September 30, 2015 compared to $32.4 million for the nine months ended September 30, 2014. The year over year increase was driven by the addition of our Voca, Texas plant, Utica, Illinois plant, Odessa, Texas transload facility and other continued capital spending. Depreciation, depletion and amortization costs represented approximately 8% and 5% of our sales for the nine months ended September 30, 2015 and 2014, respectively.
Operating Income
Operating income decreased by $93.4 million, or 70%, to $39.2 million for the nine months ended September 30, 2015 compared to $132.6 million for the nine months ended September 30, 2014. The decrease was due to a 19% decrease in sales and a 30% increase in depreciation, depletion and amortization expense, partially offset by a 7% decrease in cost of goods sold and a 12% decrease in selling, general and administrative expense.
Interest Expense
Interest expense increased by $7.7 million, or 60%, to $20.4 million for the nine months ended September 30, 2015 compared to $12.8 million for the nine months ended September 30, 2014, mainly due to an increase in debt principal and interest expense on deferred revenue.
Provision for Income Taxes
During the nine months ended September 30, 2015 we recognized an income tax benefit of $7.6 million. Considering the current market conditions as discussed in the Recent Trends and Outlook section of the MD&A, we updated our estimated annual effective tax rate to (16)%. Our estimated annual effective tax rate is negative as a result of our statutory percentage depletion benefit being greater than the computed income tax expense on our estimated annual income before income taxes.
Income tax expense was $31.9 million for the nine months ended September 30, 2014. The decrease of $39.5 million in income tax expense was mainly driven by a decrease in effective tax rate. The effective tax rate was (39)% and 27% for the nine months ended September 30, 2015 and 2014, respectively. Because of the update to the estimated annual tax rate and the discrete tax benefit in the period, the (39)% tax rate is not representative of future tax rates.
Net Income/Loss
Net income was $27.2 million and $88.3 million for the nine months ended September 30, 2015 and 2014, respectively. The year over year decrease was due to the factors noted above.

Liquidity and Capital Resources
Overview
Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to return cash to our stockholders, and to finance acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through cash on hand or borrowings under our credit facilities and equity investments. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of September 30, 2015, our working capital was $385.1 million and we had $46.9 million of availability under the Revolver.
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
Cash Flow Analysis
A summary of operating, investing and financing activities is shown in the following table:

	Nine Months Ended September 30,		Percent Change
	2015	2014	’15 vs. ‘14
Net cash provided by (used in):
Operating activities	$36,416	$106,987	(66)%
Investing activities	(8,702)	(149,880)	(94)%
Financing activities	(41,230)	86,345	(148)%
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
Net cash provided by operating activities was $36.4 million for the nine months ended September 30, 2015 compared to $107.0 million for the nine months ended September 30, 2014. This $70.6 million decrease in cash provided by operations was the result of a $61.1 million decrease in net income and the impact of the other components of operating activities.
Net Cash Used in Investing Activities
Investing activities consist primarily of capital expenditures for growth and maintenance.
Net cash used in investing activities was $8.7 million and $149.9 million for the nine months ended September 30, 2015 and 2014, respectively. Capital expenditures for the nine months ended September 30, 2015, which totaled $38.2 million, were primarily for the engineering, procurement and construction of our growth projects including the Greenfield raw sand plant near Fairchild, Wisconsin and other maintenance and cost improvement capital projects. Capital expenditures for the nine months ended September 30, 2014, which totaled $51.6 million, were primarily for the continuing engineering, procurement and construction of our Greenfield raw sand plant in Utica, Illinois, our new transload facility in Odessa, Texas, and other maintenance capital projects. Amounts spent on capital projects for the nine months ended September 30, 2015 were partially offset by $29.4 million in proceeds from sales and maturities of short-term investments that were not reinvested.

Subject to our continuing evaluation of market conditions, we anticipate that our capital expenditures in 2015 will be in a range of $50 million to $55 million, which is primarily associated with growth, maintenance and cost improvement capital projects. We expect to fund our capital expenditures through cash on our balance sheet, cash generated from our operations and cash generated from financing activities.
Net Cash Used in/Provided by Financing Activities
Financing activities consist primarily of equity issuances, capital contributions, dividend payments, borrowings and repayments related to the Revolver and Term Loan, as well as fees and expenses paid in connection with our credit facilities, advance payments from our customers, and outstanding checks to our vendors.
Net cash used in financing activities was $41.2 million for the nine months ended September 30, 2015, driven by $15.3 million of common stock repurchases, $20.1 million of dividends paid, $3.8 million of long-term debt payments and a $1.8 million decrease in book overdraft.
Net cash provided by financing activities was $86.3 million in the nine months ended September 30, 2014, driven by a $100.0 million advanced deposit from a customer, $5.4 million in proceeds from options exercised, and a $3.7 million excess tax benefit from equity-based compensation partially offset by $20.1 million in dividend payments.
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
Environmental Matters
We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. As of September 30, 2015, we had $13.3 million accrued for future reclamation costs, as compared to $11.3 million as of December 31, 2014.
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
Interest Rate Risk
We are exposed to interest rate risk arising from adverse changes in interest rates. As of September 30, 2015, we have $500.6 million of debt outstanding under our senior credit facility. Assuming no change in the amount outstanding, and LIBOR is greater than the 1.0% minimum base rate on the Term Loan, a hypothetical increase or decrease in interest rates by 1.0% would have changed our interest expense by $1.7 million per year.
We use interest rate derivatives in the normal course of our business to manage both our interest cost and the risks associated with changing interest rates. We do not use derivatives for trading or speculative purposes. The following table summarizes the fair value of our derivative instruments at September 30, 2015 and December 31, 2014.

		September 30, 2015			December 31, 2014
	Maturity Date	Contract/Notional Amount	Carrying Amount	Fair Value	Contract/Notional Amount	Carrying Amount	Fair Value
Interest rate cap agreement(1)	2016	$252 million	$—	$—	$188 million	$5	$5

(1)	Agreements limit the LIBOR floating interest rate base to 4%.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As a result of the above developments, the filing rate of new claims against us over the past three years has decreased to below pre-2001 levels, and we were named as a defendant in two, three and one new silicosis cases filed in 2012, 2013 and 2014, respectively. During the nine months ended September 30, 2015, no additional claims were brought against us. As of September 30, 2015, there are a total of approximately 75 active silica-related products liability claims pending in which we were a defendant and approximately 169 inactive claims. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media, and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for both our predecessors that covered certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to certain insurance). As a result of a settlement with a former owner of ours and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us, and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf.
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
As of September 30, 2015, there have been no material changes to the risk factors disclosed in Item 1A of Part I in our 2014 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchase Program
The following table presents the total number of shares of our common stock that we purchased during the third quarter of 2015, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period pursuant to our June 2012 share repurchase program:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
July 2015	71	(2)	$22.64	—
August 2015	445	(2)	$24.58	—
September 2015	604	(2)	$18.48	—
Total	1,120		$21.90	—	$33,173,725

(1)
A program covering the repurchase of up to $25.0 million of our common stock was initially announced in June 2012 and was increased to $50.0 million in December 2014. This program expires on December 11, 2015.

(2)	Represents shares withheld by U.S. Silica to pay taxes due upon the vesting of employee restricted stock.
Subsequent to September 30, 2015, we have not repurchased any shares of our common stock.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of October, 2015.

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