Form 10-K
period 2015-12-31
U.S. SILICA HOLDINGS, INC.
filed 2016-02-24
CIK 1524741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the outstanding common stock held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,562,047,655 based on the closing price of $29.36 per share, as reported on the New York Stock Exchange.
As of February 22, 2016, 53,432,374 shares of the common stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-K             Certain sections of the Proxy Statement for the 2016 Annual Meeting of Shareholders for U.S. Silica Holdings, Inc.

U.S. Silica Holdings, Inc.
FORM 10-K
For the Fiscal Year Ended December 31, 2015

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
As of December 31, 2015, we operate 17 production facilities across the United States and control 400 million tons of reserves, including approximately 222 million tons of reserves that can be processed to meet the American Petroleum Institute (“API”) frac sand size specifications. We produce a wide range of frac sand sizes and are capable of rail delivery of large quantities of API grade frac sand to most of the major U.S. shale basins via our transload network. We believe that, due to a combination of these favorable attributes, we have become a preferred commercial silica supplier to our customers in the oil and gas proppants end market.
Corporate History
U.S. Silica Holdings, Inc. was incorporated under the laws of the State of Delaware on November 14, 2008. U.S. Silica Company, which has been a domestic producer of commercial silica for 115 years, became a wholly-owned subsidiary of the Company on November 25, 2008. On January 31, 2012, we completed our initial public offering of our common stock. Simultaneously with the initial public offering of our common stock, GGC USS Holdings, LLC (“GGC Holdings”), our sole stockholder prior to the IPO, contributed to us all of the stock of its wholly-owned subsidiary, GGC RCS Holdings, Inc., and its operating subsidiary, Coated Sand Solutions, LLC. Coated Sand Solutions, LLC, develops resin coated sand proppants for sale into the oil and gas proppants market for use in the hydraulic fracturing process and into the foundry market. GGC Holdings divested its full ownership interest in U.S. Silica in 2013.
Our Strengths
We attribute our success to the following strengths:

•
Large-scale producer with a diverse and high-quality reserve base. Our 17 geographically dispersed production facilities control 400 million tons of reserves, including API size frac sand and large quantities of silica with distinct characteristics, giving us the ability to sell over 260 products to customers in both our Oil & Gas Proppants segment and Industrial & Specialty Products segment. Our large-scale production and logistics capabilities and long reserve life make us a preferred commercial silica supplier to our customers. Our consistent, reliable supply of large quantities of silica gives our customers the security to customize their production processes around our commercial silica. Furthermore, our large scale provides us earnings diversification and a larger addressable market.

•
Geographically advantaged footprint with intrinsic transportation advantages. The strategic location of our facilities and our logistics capabilities enable us to enjoy high customer retention and a larger addressable market. In our Oil & Gas Proppants segment, our network of frac sand production facilities with access to Class I rail either onsite or by truck and the strategic locations of our transloads serve to create an addressable market that includes every major U.S. shale basin. Additionally, in 2014, we acquired Cadre Services, Inc. ("Cadre"), a leading regional sand mining company based in Voca, Texas. This facility allows customers to ship directly to the wellheads in the Permian basin by truck, which provides us with a delivered cost advantage. We believe we are one of the few frac sand producers capable of cost-effectively delivering API grade frac sand to most of the major U.S. shale basins by on-site rail. Additionally, due to the high weight-to-value ratio of many silica products in our Industrial & Specialty Products segment, the proximity of our facilities to our customers’ facilities often results in us being their sole supplier. This advantage has enabled us to enjoy strong customer retention in this segment, with our top five Industrial & Specialty Products segment customers purchasing from us for an average of over 50 years.

•
Low-cost operating structure. We focus on building and operating facilities with low delivered cost that will allow us to be successful through the cycle. We believe the combination of the following factors contributes to our low-cost structure and our high margins:

•	our ownership of the vast majority of our reserves, resulting in mineral royalty expense that was less than 0.2% of our sales in 2015;

•	the close proximity of our mines to their respective processing plants, which allows for a cost-efficient and highly automated production process;

•	our processing expertise, which enables us to create over 260 products with unique characteristics while minimizing waste;

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

•
Strong reputation with our customers and the communities in which we operate. We believe that we have built a strong reputation during our 115 year operating history. Our customers know us for our dependability and our high-quality, innovative products, as we have a long track record of timely delivery of our products according to customer specifications. We also have an extensive network of technical resources, including materials science and petroleum engineering expertise, which enables us to collaborate with our customers to develop new products and improve the performance of their existing applications. We are also well known in the communities in which we operate as a preferred employer and a responsible corporate citizen, which generally serves us well in hiring new employees and securing difficult to obtain permits for expansions and new facilities.

•
Experienced management team. The members of our senior management team bring significant experience to the dynamic environment in which we operate. Their expertise covers a range of disciplines, including industry-specific operating and technical knowledge as well as experience managing high-growth businesses. We believe we have assembled a flexible, creative and responsive team that can quickly adapt to the rapidly evolving unconventional oil and natural gas drilling landscape.

Our Business Strategy
The key drivers of our growth strategy include:

•
Expand our Oil & Gas Proppants production capacity and product portfolio. We continue to consider and execute several initiatives to increase our frac sand production capacity and augment our proppant product portfolio.

•
While we made various initial investments or initial evaluations of new Greenfield sites in recent years, these expansion projects have been given lower priority due to the current frac sand market conditions. Our current focus for expanding production capacity is on maximizing existing production facility efficiencies.

•
In order to increase our resin coated product portfolio, during 2015, we announced the introduction of InnoProp® Python RCS, a new high-performance resin coated proppant designed to increase the production of oil and gas wells in an economical and efficient manner. In early 2016, we introduced another new resin coated product, InnoProp® PLT, which is a curable low-temperature product and can be used without an activator in oil and gas wells that have bottom-hole static temperatures down to 70°F.

•
Increase our presence and product offering in industrial and specialty products end markets. Our research and business development teams work in tandem with our customers to develop new products, which we expect will either increase our presence and market share in certain industrial and specialty products end markets or allow us to enter new markets. We manage a robust pipeline of new products in various stages of development. Some of these products have already come to market, resulting in a positive impact on our financial results. We continue to work toward offering more value-driven industrial and specialty products that will enhance the profitability of the business.

•
Optimize product mix and further develop value-added capabilities to maximize margins. We continue to actively manage our product mix at each of our plants to ensure we maximize our profit margins. This requires us to use our proprietary expertise in balancing key variables, such as mine geology, processing capacities, transportation availability, customer requirements and pricing. We expect to continue investing in ways to increase the value we provide to our customers by expanding our product offerings, improving our supply chain management, upgrading our information technology, and creating a world class customer service model.

•
Expand our supply chain network and leverage our logistics capabilities to meet our customers’ needs in each strategic oil and gas basin. We continue to expand our transload network to ensure product is available to meet the in-basin needs of our customers. This approach allows us to provide strong customer service and puts us in a position to take advantage of opportunistic spot market sales. Our plant sites are strategically located to provide access to key Class I railroads, which enables us to cost effectively send product to each of the strategic basins in North America. We can ship product by truck, barge and rail with an ability to connect to short-line railroads as necessary to meet our customers’ evolving in-basin product needs. We believe that our supply chain network and logistics capabilities are a competitive advantage that enables us to provide superior service for our customers. For example, in 2015, we opened our Odessa, Texas unit train receiving transload facility which was built in partnership with Union Pacific Railroad to support mainly the Permian market. We expect to continue to make strategic investments and develop partnerships with transload operators and transportation providers that will enhance our portfolio of supply chain services that we can provide to customers. As of December 31, 2015, we have storage capacity at 49 transloads located near all of the major shale basins in the United States.

•
Evaluate both Greenfield and Brownfield expansion opportunities and other acquisitions. We expect to continue leveraging our reputation, processing capabilities and infrastructure to increase production, as well as explore other opportunities to expand our reserve base. We may accomplish this by developing Greenfield projects, where we can capitalize on our technical knowledge of geology, mining and processing and our strong reputation within local communities. We are continuing to consider pursuing acquisitions to grow, by taking advantage of our asset footprint, our management’s experience with high-growth businesses, and our strong customer relationships. Our primary objective is to acquire assets with differing levels of frac sand qualities that are complementary to our Oil & Gas Proppants segment, with a focus on mining, processing and logistics to further enhance our market presence. We prioritize acquisitions that provide opportunities to realize synergies (and, in some cases, the acquisition may be accretive assuming synergies), including entering new geographic and frac sand product markets, acquiring attractive customer contracts and improving operations. For instance, we completed the Cadre acquisition on July 31, 2014, which generated synergies and positively impacted our results of operations. We are in active discussions to acquire assets fitting this strategy, which, if completed, would be “significant” under Regulation S-X and could require additional sources of financing. There can be no assurance that we will reach a definitive agreement and complete any of these potential transactions. See the risk factors disclosed in Item 1A of Part I, including the risk factor entitled, “If we cannot successfully complete acquisitions or integrate acquired businesses, our growth may be limited and our financial condition may be adversely affected.”

•
Maintain financial strength and flexibility. We intend to maintain financial strength and flexibility to enable us to better manage through the oil and gas proppant industry downturn and pursue acquisitions and new growth opportunities as they arise. In December 2014, we upsized our revolving line-of-credit and amended our senior secured term loan facility (the “Term Loan”) by an additional $135.0 million to a total of approximately $500.0 million. As of December 31, 2015, we had $277.1 million of cash on hand, $21.8 million in short-term investments and $46.7 million of availability under our revolving credit facility (the "Revolver").

Our Products
In order to serve a broad range of end markets, we produce and sell a variety of commercial silica products, including whole grain and ground products, as well as other industrial mineral products that we believe complement our commercial silica products.
Whole Grain Silica Products—We sell whole grain commercial silica products in a range of shapes, sizes and purity levels. We sell whole grain silica that has a round shape and high crush strength to be used as frac sand in connection with oil and natural gas recovery, and we have the capability to produce resin coated sand. During 2015, we announced the introduction of InnoProp® Python RCS, a new high-performance resin coated proppant designed to increase the production of oil and gas wells in an economical and efficient manner. In early 2016, we introduced another new resin coated product, InnoProp® PLT, which is a curable low-temperature product and can be used without an activator in oil and gas wells that have bottom-hole static temperatures down to 70°F.
We also sell whole grain silica products in a range of size distributions, grain shapes and chemical purity levels to our customers involved in the manufacturing of glass products, including a low-iron whole grain product sold to manufacturers of architectural and solar glass applications. In addition, we sell several grades of whole grain round silica to the foundry industry and provide whole grain commercial silica to the building products industry. Sales of whole grain commercial silica products and coated proppants accounted for approximately 88%, 87%, and 85% of our total sales revenue for 2015, 2014 and 2013, respectively.
Ground Silica Products—Our ground commercial silica products are inherently inert, white and bright, with high purity. We market our ground silica in sizes ranging from 40 to 250 microns for use in plastics, rubber, polishes, cleansers, paints, glazes, textile fiberglass and precision castings. We also produce and market fine ground silica in sizes ranging from 5 to 40 microns for use in premium paints, specialty coatings, sealants, silicone rubber and epoxies. We believe we are currently the only commercial silica producer in the United States that manufactures a 5-micron product. Sales of ground silica products accounted for approximately 9%, 8%, and 12% of our total sales revenue for 2015, 2014 and 2013 respectively.
Industrial Mineral Products—We also produce and sell certain other industrial mineral products, such as aplite and magnesium silicate. Aplite is a mineral used to produce container glass and insulation fiberglass and is a source of alumina that has a low melting point and a low tendency to form defects in glass. We also produce and sell a highly selective adsorbent made from a mixture of silica and magnesium, used extensively in preparative and analytical chromatography. Sales of our other industrial mineral products accounted for approximately 3%, 5%, and 3% of our total sales revenue for 2015, 2014 and 2013, respectively.
Our Industry
The commercial silica industry consists of businesses that are involved in the mining, processing and distribution of commercial silica. Commercial silica, also referred to as “silica,” “industrial sand and gravel,” “silica sand” and “quartz sand,” is a term applied to sands and gravels containing a high percentage of silica (silicon dioxide, SiO2) in the form of quartz. Commercial silica deposits occur throughout the United States, but mines and processing facilities are typically located near end markets and in areas with access to transportation infrastructure. Other factors affecting the feasibility of commercial silica production include deposit composition, product quality specifications, land-use and environmental regulation, including permitting requirements, access to electricity, natural gas and water and a producer’s expertise and know-how. New entrants face serious hurdles to establish their operations, including:

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

We conduct only surface mining operations and do not operate any underground mines. Mining methods at our facilities include conventional hard rock mining, hydraulic mining, surface or open-pit mining of loosely consolidated silica deposits and dredge mining. Hard rock mining involves drilling and blasting in order to break up sandstone into sizes suitable for transport to the processing facility by truck, slurry or conveyer. Hydraulic mining involves spraying high-pressure water to break up loosely consolidated sandstone at the mine face. Surface or open-pit mining involves using earthmoving equipment, such as bucket loaders, to gather silica deposits for processing. Lastly, dredging involves gathering silica deposits from mining ponds and transporting them by slurry pipelines for processing. We may also use slurry pipelines in our hydraulic and open-pit mining efforts to expedite processing. Silica mining and processing typically has less of an environmental impact than the mining and processing of other minerals, in part because it uses fewer chemicals. Our processing plants are equipped to receive the mined sand, wash away impurities, eliminate oversized or undersized particles and remove moisture through a multi-stage drying process. Our 17 production facilities are located primarily in the eastern half of the United States, with operations in Alabama, Illinois, Louisiana, Michigan, Missouri, New Jersey, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wisconsin. Each of our facilities operates year-round, typically in shift schedules designed to optimize facility utilization in accordance with market demand. Our facilities receive regular preventative maintenance, and we make additional capital investments in our facilities as required to support customer volumes and internal performance goals. For more information related to our production facilities, see Item 2, “Properties”.
We believe we have a broad and high quality mineral reserves base due to our strategically located mines and facilities. At December 31, 2015, we estimate that we had approximately 400 million tons of proven and probable recoverable mineral reserves. The quantity and nature of the mineral reserves at each of our properties are estimated by our mining engineers. Our mining engineers update our reserve estimates annually, making necessary adjustments for operations at each location during the year and additions or reductions due to property acquisitions and dispositions, quality adjustments and mine plan updates. Before acquiring new reserves, we perform surveying, drill core analysis and other tests to confirm the quantity and quality of the acquired reserves. In some instances, we acquire the mineral rights to reserves without actually taking ownership of the properties. For more information related to our production facilities, deposits and reserves, see Item 2, “Properties”.
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
In addition, we have certain company-wide quality control mechanisms. We maintain a company-wide quality assurance database that facilitates easy access and analysis of product and process data from all plants. We also have fully staffed and equipped corporate laboratories that provide critical technical expertise, analytical testing resources and application development to promote product value and cost savings. The labs consist of different departments: a foundry lab, a paint and coatings lab, an analytical lab, a minerals-processing lab and an oil and gas lab. The foundry lab is fully equipped for analyzing foundry silica based on grain size distribution, acidity, acid demand value and turbidity, which is a measure of silica cleanliness. The paint and coatings lab provides formulation, application, and testing of paints, coatings and grouts for end use in fillers and extenders as well as building products. The analytical lab performs various analyses on products for quality control assessment. The minerals processing lab models plant production processes to test variations in deposits and improve our ability to meet customer requirements. The oil and gas lab performs testing and provides in-depth analysis of all types of hydraulic fracturing proppants to verify products meet specifications, such as API size and crush strength specifications. Additionally, this lab is responsible for the development of new resin coated products and the technical oversight of our Rochelle, Illinois facility.
Distribution
We ship our commercial silica products direct to our customers by truck, rail or barge and through our network of in-basin transloads. Recent trends in the oil and gas market and the expansion of our logistics footprint have resulted in more of our product volumes being transported by high-efficiency unit trains over the past two years. During 2015, we shipped 147 unit trains to both our transload sites and our customers.
For bulk commercial silica, transportation cost represents a significant portion of the overall product cost. Generally, we utilize trucks for shipments of 200 miles or less from our plant sites and to distribute our bagged products. Given the weight-to-value ratio of most of our products, the majority of our shipments outside this 200-mile radius are by rail. As a result, facility location is one of the most important considerations for producers and customers. Generally, our plant sites are strategically located to provide access to all Class I railroads or in strategic shale basins, which enables us to cost effectively send product to points of end use in North America.
We are continuously looking to increase the number of available transload points to which we have access. This approach allows us to provide strong customer service and puts us in a position to take advantage of opportunistic spot market sales. Through our storage facility in San Antonio, Texas, as well as our partnership with a number of key transload operating partners, we now have storage capacity near all of the major shale basins in the United States. Additionally, in 2015, we opened our Odessa, Texas, unit train receiving transload facility, which was built in partnership with Union Pacific Railroad to support mainly the Permian market. As of December 31, 2015, we have 49 transload facilities strategically located in or near all major shale basins in the United States. For more information related to our transload facilities, see Item 2, “Properties”.
All three methods of shipping are typically performed with equipment owned by third parties. Both we and our customers lease a significant number of railcars for shipping purposes, as well as to facilitate the short-term storage of our products, particularly our frac sand products. As of December 31, 2015, we leased a fleet of 6,826 railcars, of which 2,490 were in storage. As a result of the current downturn in the oil and gas proppant end market in 2015, we have more cars under lease than we currently need. We are returning leased cars as their lease terms expire and are aggressively deferring or canceling additional leases to minimize the rail car storage and lease costs.
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
Oil and Gas Proppants
Commercial silica is used as a proppant for oil and natural gas recovery in conventional and unconventional resource plays. Unconventional oil and natural gas production requires hydraulic fracturing and other well stimulation techniques to recover oil or natural gas that is trapped in the source rock and typically involves horizontal drilling. Frac sand is pumped down oil and natural gas wells at high pressures to prop open rock fissures in order to increase the flow rate of hydrocarbons from the wells. Proppants are also used in the "refracturing" process where older wells are restimulated using newer technologies and additional frac sand as a viable and lower-cost alternative to drilling new wells. The frac sand market experienced substantial growth from 2008 until 2014, driven by the growth in the use of hydraulic fracturing. However, during 2015, the frac sand market was negatively impacted due to reduced oil and gas drilling and completion activity in North America.

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
Building Products
Commercial silica is used in the manufacturing of building products for commercial and residential construction. Whole grain commercial silica products are used in flooring compounds, mortars and grouts, specialty cements, stucco and roofing shingles. Ground commercial silica products are used by building products manufacturers in the manufacturing of certain fiberglass products and additionally as functional extenders and to add durability and weathering properties to cementious compounds. In addition, geothermal wells are an alternative energy source that requires specialized ground silica products in their well casings for effectiveness. The market for commercial silica used to manufacture building products is driven primarily by the demand in the construction markets. The historical trend for this market has been one of growth, especially in demand for cementious compounds for new construction, renovation and repair. Although the housing construction market experienced a significant decline beginning in 2006 and continuing through 2011, we began to see an increase in permits and housing starts in 2012, gains that have continued during 2015. To the extent the housing market growth continues in the coming years, which is difficult to predict given the current economic uncertainty, we expect that demand in this end market will increase.
Foundry
Commercial silica products are used in the production of molds for metal castings and in metal casting products. In addition, commercial whole grain silica is sold to coaters of foundry silica, or coated internally, who then sell their product to foundries for cores and shell casting processes. The demand for foundry silica primarily depends on the rate of automobile and light truck production, construction and production of heavy equipment like rail cars. Over the past decade, there has been some movement of foundry supply chains to Mexico and other offshore production areas. In 2010, foundry demand decreased significantly as a result of the decrease in automotive and heavy equipment production. However, we experienced increases in foundry demand in 2011 and 2012. During 2015, this growth in the foundry markets continued. To the extent production levels continue to strengthen in the coming years, which is difficult to predict given the current economic uncertainty, we expect that demand in this end market will increase.
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
Fillers and Extenders
Commercial silica products are sold to producers of paints and coating products for use as fillers and extenders in architectural, industrial and traffic paints and are sold to producers of rubber and plastic for use in the production of epoxy molding compounds and silicone rubber. The commercial silica products used in this end market are most often ground silica, including finer ground classifications. The market for fillers and extenders is driven by demand in the construction and automotive production industries as well as by demand for materials in the housing remodeling industry. Although construction, domestic automotive production and housing remodeling demand decreased in 2009, we have continued to see strengthening in these sectors throughout 2015. To the extent these industries continue to recover in the coming years, which is difficult to predict given the current economic uncertainty, we expect demand to improve.

Our Customers
We sell our products to a variety of end markets. Our customers in the oil and gas proppants end market include major oilfield services companies that are engaged in hydraulic fracturing. Sales to the oil and gas proppants end market comprised approximately 67%, 76%, and 64% of our total sales revenue in 2015, 2014 and 2013, respectively.
Our primary markets have historically been core industrial end markets with customers engaged in the production of glass, building products, foundry products, chemicals and fillers and extenders. Our diverse customer base drives high recovery rates across our production. We also benefit from strong and long-standing relationships with our customers in each of the industrial and specialty products end markets we serve. Sales to our industrial and specialty products end markets comprised approximately 33%, 24%, and 36% of our total sales revenue in 2015, 2014 and 2013, respectively.
Our two largest customers are Oil & Gas Proppants customers. Sales to these two customers, Schlumberger N.V. and Halliburton Company, accounted for 13% and 12% of our total revenues, respectively, during the year ended December 31, 2015. No other customer accounted for 10% or more of our total revenues.
Competition
Both of our reporting segments operate in highly competitive markets that are characterized by a small number of large, national producers and a larger number of small, regional or local producers. According to a January 2016 publication by the United States Geological Survey (“USGS”), in 2015, there were 230 producers of commercial silica with a combined 335 active operations in 35 states within the United States. Competition in the industry across both of our reporting segments is based on price, consistency and quality of product, site location, distribution capability, customer service, reliability of supply, breadth of product offering and technical support. As transportation costs are a significant portion of the total cost to customers of commercial silica, in many instances transportation costs can represent more than 50% of delivered cost, the commercial silica market is typically local, and competition from beyond the local area is limited. Notable exceptions to this are the frac sand and fillers and extenders markets, where certain product characteristics are not available in all deposits and not all plants have the requisite processing capabilities, necessitating that some products be shipped for extended distances. Because the markets for our products are typically local, we also compete with smaller, regional or local producers. For more information regarding competition, see “Risk Factors—Risks Related to Our Business—Our future performance will depend on our ability to succeed in competitive markets, and on our ability to appropriately react to potential fluctuations in demand for and supply of our products.”
Seasonality
Our business is affected to some extent by seasonal fluctuations in weather that impact our production levels and our customers' business needs. For example, during the second and third quarters we sell more commercial silica to our customers in the building products and recreation end markets due to increased construction activity resulting from more favorable weather. First and fourth quarters can experience lower sales, and sometimes production levels, largely from adverse weather hampering logistical capabilities and general decreased customer activity levels.
Intellectual Property
Other than operating licenses for our mining and processing facilities, there are no third-party patents, licenses or franchises material to our business. Our intellectual property primarily consists of trade secrets, know-how and trademarks, including our name US SILICA® and products with trademarked names such as OTTAWA WHITE®, MIN-U-SIL®, MYSTIC WHITE II®, Q-ROK®, SIL-CO-SIL®, PREMIUM HICKORY®, US SILICA WHITE® and InnoProp®, among others. We principally rely on trade secrets, rather than patents, to protect our proprietary processes, methods, documentation and other technologies, as well as certain other business information. Although we do seek patents from time to time, patent protection requires a costly and uncertain federal registration process that would place our confidential information in the public domain. As a result, we typically utilize trade secrets to protect the formulations and processes we use to manufacture our products and to safeguard our proprietary formulations and methods. We believe we can effectively protect our trade secrets indefinitely through the use of confidentiality agreements and other security measures.
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
Commercial Team
Our commercial team consists of more than 69 individuals responsible for all aspects of our sales process, including pricing, marketing, transportation and logistics, product development and general customer service. This necessitates a highly organized staff and extensive coordination between departments. For example, product development requires the collaboration of our market development team, sales team, our production facilities and our corporate laboratories. Our sales team interacts directly with our customers in determining their needs, our production facilities fulfill the orders and our corporate laboratories are responsible for ensuring that our products meet those needs.
Our commercial team can be divided into five units:

•
Sales—Our sales team is organized by both region and end market. We have an experienced group of dedicated sales team members for the oil and gas proppants and the industrial and specialty end markets. Our oil and gas proppants team is led out of our Houston office and is regionally positioned in the oil and gas markets across the U.S. This staff consists of experienced experts in the use of frac proppants in the oil and gas industry. Our industrial and specialty products sales team is strategically located near our major customers. As we make decisions to enter or expand our presence in certain end markets or regions, we will continue to add dedicated team members to support that growth.

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

•
Transportation and Logistics—Our transportation and logistics team manages domestic and international shipments by directing inbound and outbound rail, barge and truck traffic, supervising equipment maintenance, coordinating with rail carriers to ensure equipment availability, ensuring compliance with shipping regulations and strategically planning for future growth.

•
Technical—Our technical team is anchored by our Industrial & Specialty Products laboratory in Berkeley Springs, West Virginia and our oil and gas laboratory in Houston, Texas. At these facilities, we perform a variety of analyses including:

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

 Employees
As of December 31, 2015, we employed a workforce of 996 employees, the majority of whom are hourly wage plant workers living in the areas surrounding our mining facilities. The majority of our hourly employees are represented by labor unions that include the Teamsters Union; United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union; Laborers International Union of North America; Glass, Molders, Pottery, Plastics and Allied Workers International Union and; International Union of Operating Engineers A.F.I. - C.I.O. We believe that we maintain good relations with our workers and their respective unions and have not experienced any material strikes or work stoppages since 1987.
Our employees average approximately 11 years of tenure with us, and we have an annual employee turnover rate of 11%, excluding the impact of reductions in workforce as part of the restructuring actions. We believe our stable workforce has directly contributed to improved process efficiencies and safety, which in turn help drive cost reductions. We believe our labor rates compare favorably to other mining and manufacturing facilities in the same geographic areas. We maintain workers’ compensation coverage in amounts required by law and have no material claims pending. We also offer all full-time employees a competitive package of employee benefits, which includes medical, dental, life and disability coverage.
Regulation and Legislation
Mining and Workplace Safety
Federal Regulation
The U.S. Mine Safety and Health Administration (“MSHA”) is the primary regulatory organization governing the commercial silica industry. Accordingly, MSHA regulates quarries, surface mines, underground mines and the industrial mineral processing facilities associated with quarries and mines. The mission of MSHA is to administer the provisions of the Federal Mine Safety and Health Act of 1977 and to enforce compliance with mandatory safety and health standards. MSHA works closely with the Industrial Minerals Association, a trade association in which we have a significant leadership role, in pursuing this mission. As part of MSHA’s oversight, representatives perform at least two unannounced inspections annually for each above-ground facility. To date these inspections have not resulted in any citations for material violations of MSHA standards. For additional information regarding mining and workplace safety, including MSHA safety and health violations and assessments in 2015, see Item 4, “Mine Safety Disclosures”.
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
We have a long history of positive engagement with the communities that surround our existing mining operations. We have an annual employee turnover rate of 11%, excluding the impact of reductions in workforce as part of the restructuring actions, and have had no significant strikes in more than 28 years, evidence of the strong relationship we have with our employees. We believe this strong relationship helps foster good relations with the communities in which we operate. Although additional regulatory requirements could negatively impact our business, financial condition and results of operations, we believe our existing operations are less likely to be negatively impacted by virtue of our good community relations.
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

Executive Officers of the Registrant

John P. Blanchard, age 42, has served as our Vice President and General Manager, Industrial & Specialty Products since September 2011. Mr. Blanchard possesses over 20 years’ experience in a variety of industries, including nonwovens, composites, building materials and pharmaceuticals. Prior to joining us, Mr. Blanchard held various positions of increasing responsibility with Johns Manville from 2005 to September 2011, including Global Business Director from December 2010 to September 2011 and Global Business Manager from February 2008 to December 2010. Mr. Blanchard earned a B.S. in Chemical Engineering from Michigan Technological University and an M.B.A. from the University of Michigan.

Bradford B. Casper, age 41, has served as our Vice President of Strategic Planning since May 2011 and was promoted to Chief Commercial Officer in May 2015. Before joining us, Mr. Casper was at Bain & Company, Inc., where he held various positions from 2002 to May 2011 in the United States, Australia and Hong Kong, most recently serving as a Principal from July 2010 to May 2011. Mr. Casper earned a B.S. in Accounting from the University of Illinois at Urbana-Champaign and an M.B.A. from the Wharton School at the University of Pennsylvania.

Christine C. Marshall, age 54, has served as our General Counsel and Corporate Secretary since November 2012. Prior to joining us, Ms. Marshall served as Vice President and General Counsel of the Security Technologies Sector of Ingersoll Rand Company from September 2010 to January 2012. From 2005 to 2010, Ms. Marshall held various positions of increasing responsibility with Tyco International, including General Counsel of Tyco Flow Control Americas from January 2008 to May 2010. Ms. Marshall earned a B.A. degree from Harvard University and a J.D. degree from Georgetown University School of Law.

Donald A. Merril, age 51, has served as our Vice President and Chief Financial Officer since January 2013 and served as our Vice President of Finance from October 2012 until his appointment as Chief Financial Officer. Previously, Mr. Merril had served as Senior Vice President and Chief Financial Officer of Myers Industries Inc. from January 2006 through August 2012. Prior to serving at Myers Industries, Mr. Merril held the role of Vice President and Chief Financial Officer, Rubbermaid Home Products Division at Newell Rubbermaid Inc. from 2003 through 2005. Mr. Merril has a B.S. in Accounting from Miami University.

David D. Murry, age 54, has served as our Vice President of Talent Management and Chief Human Resources Officer since October 2011. Prior to joining us, Mr. Murry was the Director of Human Resources and Talent Management for Arkema, a diversified chemicals company, from October 2005 to October 2011. He has held positions of increasing leadership with Armstrong, Dell, and Alcoa. Mr. Murry earned a B.S. in Mining Engineering from Texas A&M University and a Master’s of Science in Management from Antioch University.

Bryan A. Shinn, age 54, has served as our President since March 2011 and as our Chief Executive Officer and a member of the Board since January 2012. Prior to assuming this position, Mr. Shinn was our Senior Vice President of Sales and Marketing from October 2009 to February 2011. Before joining us, Mr. Shinn was employed by the E. I. du Pont de Nemours and Company from 1983 to September 2009, where he held a variety of key leadership roles in operations, sales, marketing and business management, including Global Business Director and Global Sales Director. Mr. Shinn earned a B.S. in Mechanical Engineering from the University of Delaware.

Don Weinheimer, age 57, has served as our Vice President and General Manager, Oil & Gas since July 2012. Before joining us, Mr. Weinheimer had served in various executive positions with Key Energy Services since October 2006 including as Senior Vice President, Strategy, Markets and Technology; Senior Vice President of Business Development, Technology and Strategic Planning; Senior Vice President of Product Development, Strategic Planning and Quality; and Senior Vice President, Production Services. Prior to joining Key Energy Services, Mr. Weinheimer held various positions of increasing responsibility with Halliburton Company, a global energy services company, since 1981 including as Vice President of Technology Globalization within its Energy Services Group from July 2006 to October 2006 and as Vice President of Innovation and Marketing in its Production Optimization Division from July 2004 to June 2006. Mr. Weinheimer has over 34 years of industry experience, including international operational and business development experience in both the Middle East and Algeria. Mr. Weinheimer earned his B.S. in Agricultural Engineering from Texas A&M University.

Michael L. Winkler, age 51, has served as our Vice President and Chief Operating Officer since December 2013. He served as our Vice President of Operations from June 2011 until December 2013. Before joining us, Mr. Winkler was Vice President of Operations for Campbell Soup Company from August 2007 to June 2011 and held various positions with Mars Inc. from 1996 to August 2007, including Plant Manager-Columbus Plant and Director of Industrial Engineering. Mr. Winkler

earned a B.S. in Industrial Engineering from the University of Wisconsin-Platteville and an M.B.A. from the University of North Texas.

Adam S. Yoxtheimer, age 36, has served as our Vice President and Chief Administrative Officer since September 2013. Prior to joining us, Mr. Yoxtheimer served as a Principal for Booz & Company in its Energy, Chemical and Utilities practice from May 2007 until September 2013. From 2004 until 2006, Mr. Yoxtheimer held a senior engineering position in the Information Systems & Global Solutions division at Lockheed Martin Corporation.  Mr. Yoxtheimer earned a B.S. in Electrical Engineering from Princeton University, an M.E. in Systems Engineering from the University of Virginia and an M.B.A. from the Darden Graduate School of Business at the University of Virginia.

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
Demand in many of the end markets for commercial silica is driven by the construction and automotive industries. For example, the flat glass market depends on the automotive and commercial and residential construction and remodeling markets. The market for commercial silica used to manufacture building products is driven primarily by demand in the construction markets. The demand for foundry silica depends on the rate of automobile, light truck and heavy equipment production as well as construction. The demand for frac sand is driven by demand for oil and natural gas. When oil and natural gas prices decrease, as they did throughout 2015, exploration and production companies may reduce their exploration, development, production and well completion activities. The reduced level of such activities could result in a corresponding decline in the demand for frac sand and an oversupply of frac sand. In periods where sources of supply of frac sand exceed market demand, market prices for frac sand may decline and our results of operations and cash flows may decline or be volatile or otherwise adversely affected. In addition, given that silica transportation represents one of our customers’ largest costs, if, in response to economic pressures, our customers choose to move their production offshore, the increased logistics costs could reduce demand for our products. Continued weakness in the industries we serve has had, and may in the future have, an adverse effect on sales of our products and our results of operations. A continued or renewed economic downturn in one or more of the industries or geographic regions that we serve, or in the worldwide economy, could cause actual results of operations to differ materially from historical and expected results.
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
A significant portion of our sales are generated at our plants located in Ottawa, Illinois, Mill Creek, Oklahoma, and Sparta, Wisconsin. These plants represented a combined 55%, 66%, and 63% of our total revenue in 2015, 2014 and 2013, respectively. Any adverse development at these plants or in the end markets these plants serve, including adverse developments due to catastrophic events or weather, decreased demand for commercial silica products, a decrease in the availability of transportation services or adverse developments affecting our customers, could have a material adverse effect on our financial condition and results of operations.
Our business and financial performance depend on the level of activity in the oil and natural gas industries.
Our operations that produce frac sand are materially dependent on the levels of activity in natural gas and oil exploration, development and production. More specifically, the demand for the frac sand we produce is closely related to the number of natural gas and oil wells completed in geological formations where sand-based proppants are used in fracture treatments. These activity levels are affected by both short- and long-term trends in natural gas and oil prices. In recent years, natural gas and oil prices and, therefore, the level of exploration, development and production activity, have experienced significant fluctuations. Worldwide economic, political and military events, including war, terrorist activity, events in the Middle East and initiatives by the Organization of the Petroleum Exporting Countries (“OPEC”), have contributed, and are likely to continue to contribute, to price volatility. Additionally, warmer than normal winters in North America and other weather patterns may adversely impact the short-term demand for natural gas and, therefore, demand for our products. Reduction in demand for natural gas to generate electricity could also adversely impact the demand for frac sand. A prolonged reduction in natural gas and oil prices would generally depress the level of natural gas and oil exploration, development, production and well completion activity and result in a corresponding decline in the demand for the frac sand we produce. Such a decline could result in us selling fewer tons of frac sand at lower prices or selling lower priced products, which would have a material adverse effect on our results of operations and financial condition. When demand for frac sand increases, there may not be a corresponding increase in the prices for our products or our customers may not switch back to higher priced products, which could have a material adverse effect on our results of operations and financial condition. In addition, any future decreases in the rate at which oil and natural gas reserves are discovered or developed, whether due to increased governmental regulation, limitations on exploration and drilling activity or other factors, could have a material adverse effect on our business, even in a stronger natural gas and oil price environment.
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
The federal Safe Drinking Water Act (the “SDWA”) regulates the underground injection of substances through the Underground Injection Control Program (the “UIC Program”). Hydraulic fracturing generally has been exempt from federal regulation under the UIC Program, and the hydraulic fracturing process has been typically regulated by state or local governmental authorities. The EPA, however, has taken the position that certain aspects of hydraulic fracturing with fluids containing diesel fuel may be subject to regulation under the UIC Program, specifically as “Class II” UIC wells. In February 2014, the EPA released an interpretive memorandum to clarify UIC Program requirements under the SDWA for underground injection of diesel fuels in hydraulic fracturing for oil and gas extraction and issued technical guidance containing recommendations for EPA permit writers to consider in implementing these UIC “Class II” requirements. Among other things, the memorandum and technical guidance clarified that any owner or operator who injects diesel fuels in hydraulic fracturing for oil or gas extraction must obtain a UIC “Class II” permit before injection. The EPA also issued final rules in 2012 that included the first federal air standards for natural gas and oil wells that are hydraulically fractured, along with other requirements for several other sources of pollution in the oil and gas industry that had not been regulated at the federal level. Building on the 2012 rules, the EPA announced proposed in August 2015 additional regulations to address reducing methane and smog-forming emissions from the oil and natural gas industry. These rules are scheduled to be proposed in the summer of 2015 and finalized in 2016. In addition, the EPA published in May 2014 an advance notice of proposed rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing (the public comment period on the EPA’s advance notice ended in September 2014, and a final notice of proposed rulemaking is expected in 2016) and proposed in April 2015 effluent limit guidelines that saltwater from shale resource extraction operations must meet before discharging to publicly owned wastewater treatment plants (the final rule is expected to be issued in March 2016). In March 2015, the federal Bureau of Land Management published a final rule that establishes new or more stringent standards for hydraulic fracturing on federal and Indian lands, including public disclosure of chemicals used in hydraulic fracturing, confirmation that wells used in fracturing operations meet appropriate construction standards, and development of appropriate plans for managing flowback water that returns to the surface.
In addition, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, a committee of the U.S. House of Representatives (the “House”) conducted an investigation of hydraulic fracturing practices and a subcommittee of the Secretary of Energy Advisory Board (the “SEAB”) of the U.S. Department of Energy was tasked with recommending steps to improve the safety and environmental performance of hydraulic fracturing. As part of these studies, the EPA, the House committee and the SEAB subcommittee requested that certain companies provide them with information concerning the chemicals used in the hydraulic fracturing process. These studies could potentially spur initiatives to further regulate hydraulic fracturing under the SDWA or otherwise. The EPA issued a draft assessment of the potential environmental effects of hydraulic fracturing on drinking water and groundwater for public comment and peer review in June 2015; the assessment is expected to be finalized in 2016. The draft assessment concluded that hydraulic fracturing has not led to widespread, systemic impacts on drinking water resources, but it does have the potential to impact drinking water resources; however, this conclusion has recently been criticized by the EPA’s Science Advisory Board. The SEAB subcommittee issued a preliminary report in August 2011 and a final report in November 2011 recommending, among other things, measures to improve and protect air and water quality, improvements in communication among state and federal regulators, elimination of diesel fuel in shale gas production, disclosure of fracturing fluid composition and the creation of a publicly accessible database organizing all publicly disclosed information with respect to hydraulic fracturing operations. Legislation has been introduced before the U.S. Congress to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. If this or similar legislation becomes law, the legislation could establish an additional level of federal regulation that may lead to additional permitting requirements or other operating restrictions, making it more difficult to complete natural gas and oil wells in shale formations. This could increase our customers’ costs of compliance and doing business or otherwise adversely affect the hydraulic fracturing services they perform, which may negatively impact demand for our frac sand products.
In addition, various state, local and foreign governments have implemented, or are considering, increased regulatory oversight of hydraulic fracturing through additional permitting requirements, operational restrictions, disclosure requirements and temporary or permanent bans on hydraulic fracturing in certain areas such as environmentally sensitive watersheds. For example, Vermont and New York banned hydraulic fracturing in 2012 and 2015, respectively. A number of local municipalities across the United States have instituted measures resulting in temporary or permanent bans on or otherwise limiting or delaying hydraulic fracturing in their jurisdictions. Such moratoriums and bans could make it more difficult to conduct hydraulic fracturing operations and increase our customers’ cost of doing business, which could negatively impact demand for our frac sand products. A number of states have also enacted legislation or issued regulations which impose various disclosure requirements on hydraulic fracturing operators. The availability of information regarding the constituents of hydraulic fracturing fluids could make it easier for third parties opposing the hydraulic fracturing process to initiate individual or class action legal proceedings based on allegations that specific chemicals used in the hydraulic fracturing process could adversely affect groundwater and drinking water supplies or otherwise cause harm to human health or the environment. Moreover, disclosure to third parties or to the public, even if inadvertent, of our customers’ proprietary chemical formulas could diminish the value of those formulas and result in competitive harm to our customers, which could indirectly impact our business, financial condition and results of operations.
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

We may not be able to successfully implement capacity expansion plans within our projected timetable, the actual costs of any capacity expansion may exceed our estimated costs and we may not be able to secure demand for the incremental production capacity. In addition, actual operating costs once we have completed the capacity expansion may be higher than anticipated.
We undertake projects from time to time to expand our production capacity.  The completion of these projects may be affected by market conditions and demand for our products.  In addition, under our current business plan, we expect to fund any expansion plans through a combination of cash on our balance sheet and cash generated from our operating and financing activities. If the assumptions on which we base our estimated capital expenditures change or are inaccurate, we may require additional funding. Such funding may not be available on terms acceptable to us, or at all. Moreover, actual operating costs once we have completed a capacity expansion may be higher than initially anticipated. We also may not secure off-take commitments for the incremental production from our capacity expansion plans, and we may not be able to secure adequate demand for the incremental production. Furthermore, substantial investments in transportation infrastructure may be required to effectively execute the capacity expansion, and we may not be successful in expanding our logistical capabilities to accommodate the additional production capacity.
Any failure to successfully implement any capacity expansion plans due to an inability to obtain necessary permits, insufficient funding, delays, unanticipated costs, adverse market conditions or other factors, or failure to realize the anticipated benefits of our capacity expansion plans, including securing demand for the incremental production, could have a material adverse effect on our business, financial condition and results of operations.

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

We compete with national producers such as Fairmount Santrol Holdings Inc., Unimin Corporation, Hi-Crush Partners LP and Emerge Energy Services LP. Our competitors may have greater financial and other resources than we do, may develop technology superior to ours or may have production facilities that are located closer to key customers than ours.
Because the markets for our products are typically local, we also compete with smaller, regional or local producers. For instance, prior to 2015, there had been an increasing number of small producers servicing the frac sand market due to increased demand for hydraulic fracturing services. With demand for hydraulic fracturing services decreasing and the supply of frac sand available in the market increasing, prices in the frac sand market could continue to materially decrease as less-efficient producers exit the market, selling frac sand at below market prices. Furthermore, our competitors may choose to consolidate, which could provide them with greater financial and other resources than us and negatively impact demand for our frac sand products. In addition, oil and natural gas exploration and production companies and other providers of hydraulic fracturing services could acquire their own frac sand reserves, expand their existing frac sand production capacity or otherwise fulfill their own proppant requirements and existing or new frac sand producers could add to or expand their frac sand production capacity, which would negatively impact demand for our frac sand products. We may not be able to compete successfully against either our larger or smaller competitors in the future, and competition could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.
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
Our top ten customers made up 56%, 57%, and 52% of our total sales revenue during the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, we had seven long-term, competitively-bid take-or-pay supply contracts with six customers in the oil and gas proppants end market, four of which were among our top ten overall customers, including our top customer for 2015. These agreements have initial terms expiring between 2016 and 2019. While some of our largest customers have entered into supply contracts with us, these customers may not continue to purchase the same levels of our commercial silica products in the future due to a variety of reasons, contract requirements notwithstanding. For example, some of our top customers could go out of business or, alternatively, be acquired by other companies that purchase the same products and services provided by us from other third-party providers. Our customers could also seek to capture and develop their own sources of commercial silica. If any of our major customers substantially reduces or altogether ceases purchasing our commercial silica products, depending on market conditions, we could suffer a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.
In addition, the long-term take-or-pay supply agreements we have may negatively impact our results of operations. Some of our long-term agreements are for sales at fixed prices that are adjusted only for certain cost increases. As a result, in periods with increasing prices, our sales could grow at a slower rate than industry spot prices.
Increasing costs, a lack of dependability or availability of transportation services, transload network access or infrastructure or an oversupply of transportation services could have a material adverse effect on our business.
Because of the relatively low cost of producing commercial silica, transportation and related costs including freight charges, fuel surcharges, transloading fees, switching fees, railcar lease costs, demurrage costs and storage fees, tend to be a significant component of the total delivered cost of sales. The high relative cost of transportation related expense tends to favor manufacturers located in close proximity to the customer. In addition, when we expand our commercial silica production, we need increased transportation services and transload network access. We contract with truck, rail and barge services to move commercial silica from our production facilities to transload sites and our customers, and increased costs under these contracts could adversely affect our results of operations. In addition, we bear the risk of non-delivery under our contracts. Labor disputes, derailments, adverse weather conditions or other environmental events, an increasingly tight railcar leasing market and changes to rail freight systems could interrupt or limit available transportation services. A significant increase in transportation service rates, a reduction in the dependability or availability of transportation or transload services, or relocation of our customers’ businesses to areas farther from our plants or transloads could impair our ability to deliver our products economically to our customers and to expand our markets. Further, reduced demand for commercial silica has result in railcar over-capacity, which has led to railcar storage fees while, at the same time, we have continued to incur lease costs for those railcars in storage, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.
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
Energy costs, primarily natural gas and electricity, represented approximately 4% of our total sales in 2015. Natural gas is the primary fuel source used for drying in the commercial silica production process and, as such, our profitability is impacted by the price and availability of natural gas we purchase from third parties. The price and supply of natural gas are unpredictable and can fluctuate significantly based on international, political and economic circumstances, as well as other events outside our control, such as changes in supply and demand due to weather conditions, actions by OPEC and other oil and natural gas producers, regional production patterns and environmental concerns. In addition, potential climate change regulations or carbon or emissions taxes could result in higher production costs for energy, which may be passed on to us in whole or in part. In the past, the price of natural gas has been extremely volatile, and we believe this volatility may continue. In order to manage this risk, we may hedge natural gas prices through the use of derivative financial instruments, such as forwards, swaps and futures. However, these measures carry risk (including nonperformance by counterparties) and do not in any event entirely eliminate the risk of decreased margins as a result of natural gas price increases. A significant increase in the price of energy that is not recovered through an increase in the price of our products or covered through our hedging arrangements or an extended interruption in the supply of natural gas or electricity to our production facilities could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

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
We have, and we will continue to have, a significant amount of indebtedness. As of December 31, 2015, we had $491.7 million of outstanding indebtedness. Under our senior secured credit facility, as of December 31, 2015, we had a $50.0 million line-of-credit, of which $3.3 million is being used for outstanding letters of credit, leaving $46.7 million of borrowing availability. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. We also have, and will continue to have, significant pension obligations. As of

December 31, 2015, our unfunded pension obligations totaled $30.7 million. Our substantial indebtedness and pension obligations could have other important consequences to you and significant effects on our business. For example, they could:

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
As of December 31, 2015, various labor unions represented approximately 41% of our employees. If we are unable to renegotiate acceptable collective bargaining agreements with these labor unions in the future, we could experience, among other things, strikes, work stoppages or other slowdowns by our workers and increased operating costs as a result of higher wages, health care costs or benefits paid to our employees. An inability to maintain good relations with our workforce could cause a material adverse effect on our business and results of operations.

We rely upon trade secrets and contractual restrictions to protect our proprietary rights. Failure to protect our intellectual property rights may undermine our competitive position, and protecting our rights or defending against third-party allegations of infringement may be costly.
Our commercial success depends on our proprietary information and technologies, know-how and other intellectual property. Because of the technical nature of our business, we rely primarily on trade secrets, trademarks and contractual restrictions to protect our intellectual property rights. The measures we take to protect our trade secrets and other intellectual property rights may be insufficient. Failure to protect, monitor and control the use of our existing intellectual property rights could cause us to lose our competitive advantage and incur significant expenses. It is possible that our competitors or others could independently develop the same or similar technologies or otherwise obtain access to our unpatented technologies. In such case, our trade secrets would not prevent third parties from competing with us. As a result, our results of operations may be adversely affected. Furthermore, third parties or employees may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could also harm our business and results of operations. Policing unauthorized use of intellectual property rights can be difficult and expensive, and adequate remedies may not be available.
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
Many of our employees participate in our defined benefit pension plans. In 2015, we made contribution payments totaling $2.0 million toward reducing the unfunded liability of our defined benefit pension plans. Declines in interest rates or the market values of the securities held by the plans, or other adverse changes, could materially increase the underfunded status of our plans and affect the level and timing of required cash contributions. To the extent we use cash to reduce these unfunded liabilities, the amount of cash available for our working capital needs would be reduced. In addition, under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Pension Benefit Guaranty Corporation (“PBGC”) has the authority to institute proceedings to terminate a pension plan if (1) the plan has not met the minimum funding requirements, (2) the plan cannot pay current benefits when due, (3) a lump sum payment has been made to a participant who is a substantial owner of the sponsoring company (and certain other technical conditions exist) or (4) the loss to the PBGC is reasonably expected to increase unreasonably over time if the plan is not terminated. In the event our tax-qualified pension plans are terminated by the PBGC, we could be liable to the PBGC for the underfunded amount, which could trigger default provisions in our credit facilities. As of December 31, 2015, our pension obligation was $115.4 million (with plan assets of $84.7 million). The amount of cash ultimately required to fund these obligations will vary based on a number of factors including future return on assets, mortality rates and other such actuarial assumptions. Based on current assumptions, we expect to pay $0.0 million in the year 2016, a total of $4.3 million for the two-year period from 2017 through 2018 and a total of $7.1 million for the two-year period from 2019 through 2020.
We also have a post-retirement health and life insurance plan for many of our employees. The post-retirement benefit plan is unfunded. We derive post-retirement benefit expense from an actuarial calculation based on the provisions of the plan and a number of assumptions provided by us including information about employee demographics, retirement age, future health care costs, turnover, mortality, discount rate, amount and timing of claims and a health care inflation trend rate. Our post-retirement healthcare obligations were $25.1 million as of December 31, 2015. Based on current assumptions, we expect to pay $1.4 million in the year 2016, a total of $2.8 million for the two-year period from 2017 through 2018, a total of $2.9 million for the two-year period from 2019 through 2020 and a total of $18.0 million thereafter. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations.”
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
The inhalation of respirable crystalline silica is associated with the lung disease silicosis. There is evidence of an association between crystalline silica exposure or silicosis and lung cancer and a possible association with other diseases, including immune system disorders such as scleroderma. These health risks have been, and may continue to be, a significant issue confronting the commercial silica industry. Concerns over silicosis and other potential adverse health effects, as well as concerns regarding potential liability from the use of silica, may have the effect of discouraging our customers’ use of our silica products. The actual or perceived health risks of mining, processing and handling silica could materially and adversely affect silica producers, including us, through reduced use of silica products, the threat of product liability or employee lawsuits, increased scrutiny by federal, state and local regulatory authorities of us and our customers or reduced financing sources available to the commercial silica industry.
Since at least 1975, we and/or our predecessors have been named as a defendant, usually among many defendants, in numerous products liability lawsuits brought by or on behalf of current or former employees of our customers alleging damages caused by silica exposure. As of February 22, 2016, there were a total of 75 active silica-related products liability claims pending in which we were a defendant and 167 inactive claims. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media, involve various other defendants and have been filed in the states of Texas, Louisiana and Mississippi, although some cases have been brought in many other jurisdictions over the years.
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
Our corporate headquarters is located in Frederick, Maryland. In addition, we maintain corporate support centers and sales offices in Chicago, Illinois and Houston, Texas.
As of December 31, 2015, we operate 17 production facilities located primarily in the eastern half of the United States, with operations in Alabama, Illinois (3), Louisiana, Michigan, Missouri, New Jersey, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas (2), Virginia, West Virginia and Wisconsin. We own two undeveloped sites, which are located in Wisconsin and Arkansas. We also own three transload sites and operate additional transload sites via service contracts with our transload operating partners.
Additionally, we operate corporate laboratories located at our Berkeley Springs, West Virginia and Houston, Texas facilities that provide critical technical expertise, analytical testing resources and application development to promote product value and cost savings.
We generally own our principal production properties, although some land is leased. Substantially all of our owned assets are pledged as security under our senior secured credit facility; for additional information regarding our indebtedness, see Note I - Debt to our Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for information related to our credit facilities.
Corporate offices, including sales locations are leased. In general, we consider our facilities, taken as a whole, to be suitable and adequate for our current operations.
Our Production Facilities
The following is a detailed description of our 17 production facilities and our currently undeveloped sites in Fairchild, Wisconsin and Batesville, Arkansas.
Ottawa, Illinois
Our surface mines in Ottawa use natural gas and electricity to produce whole grain and ground silica through a variety of mining methods, including hard rock mining, mechanical mining and hydraulic mining. The reserves are part of the St. Peter Sandstone Formation that stretches north-south from Minnesota to Missouri and east-west from Illinois to Nebraska and South Dakota. The facility is located approximately 80 miles southwest of Chicago and is accessible by major highways including U.S. Interstate 80. Once the product is appropriately processed, it is shipped either in bulk or packaged form by rail by either the CSX Corporation or the BNSF Railway Company (via the Illinois Railway short line), truck or barge.
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
Voca, Texas
Our surface mines at the Voca facility use propane and electricity to produce whole grain silica through hard rock mining. The majority of reserves in Voca are sandstones of the Middle and Lower Hickory members of the Riley Formation in central Texas. The facility is located approximately 110 miles northwest of Austin, TX in McCulloch County and is accessible by state highways. Once product is processed, it is shipped primarily by customer truck.
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
Sparta, Wisconsin
Our surface mines in Sparta deposit contains over 36 million tons of proven ore reserves. The geology is comprised of high purity sands of the Wonewoc Formation. The Wonewoc Sandstone Formation is known for its round, coarse grains and superior crush strength properties, which makes it an ideal substrate for oil and gas proppants. The Sparta property was acquired on December 30, 2011, and site development began in April 2012. The property is located 25 miles northeast of La Crosse; approximately 120 miles northwest of Madison, WI; and is readily accessible by both Interstate 90 and the Canadian Pacific railroad.
Utica, Illinois
Our surface mine at the Utica facility uses natural gas and electricity to produce whole grain silica products through surface mining. The reserves are part of the St. Peter Formation sandstone that was deposited with the Illinois Basin some 450 million years ago. We acquired the Utica property and plant in 2015 from Quality Sand Products LLC. The facility is located approximately 80 miles southwest of Chicago and is accessible by major highways including U.S. Interstate 80. Once the product is appropriately processed, it is shipped by truck or rail by Union Pacific.
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
Kosse, Texas
Our surface mines in Kosse use scrapers to extract and haul the ore to the plant. The plant uses natural gas and electricity to produce whole grain silica. The reserves are part of the Simsboro member of the Rockdale Formation in central Texas. The facility is located approximately 90 miles south of Dallas and is accessible by major highways including U.S. Interstates 45 and 35. Once the product is appropriately processed, it is shipped by truck.
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
Berkeley Springs, West Virginia
Our surface mines at the Berkeley Springs facility use hard rock mining methods to produce high-purity sandstone. The plant uses fuel oil and electricity to make whole grain, ground, and fine ground silica. Berkeley Springs also produces a synthetic magnesium-silica product called Florisil.

The reserves are part of the Ridgeley Sandstone Formation along the Warm Springs Ridge in eastern West Virginia. The facility is located approximately 100 miles northwest of Baltimore and is accessible by major highways including U.S. Interstate 70. Once the product is appropriately processed, it is packaged in bulk and shipped by rail by the CSX Corporation or truck.

We acquired the Berkeley Springs facility in 1987 by merger with the Pennsylvania Glass Sand Corporation, which had historically used the property to produce whole grain silica for customers in industrial and specialty products end markets. We acquired the Berkeley Springs facility in 1987 by merger with the Pennsylvania Glass Sand Corporation, which had historically used the property to produce whole grain silica for customers in industrial and specialty products end markets. Since acquiring the facility we have renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including primary, secondary and tertiary crushing, grinding, flotation, dewatering, fluid bed drying, mechanical screening and rotary drying processing. These production techniques allow the Berkeley Springs facility to meet a wide variety of focused specifications from customers producing specialty epoxies, resins and polymers, geothermal energy equipment and fiberglass. As such, the Berkeley Springs facility services multiple end markets, such as glass, building products, foundry, chemicals and fillers and extenders.
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
Montpelier, Virginia
Our surface mines in Montpelier use fuel oil and electricity to produce aplite through hard rock mining. The reserves are part of an igneous rock complex that is unique to this location. The facility is located approximately 20 miles northwest of Richmond and is accessible by major highways including U.S. Interstates 64 and 95. Once the product is appropriately processed, it is packaged in bulk and shipped either by rail by Norfolk Southern Corporation or CSX Corporation or by truck.
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
We acquired the Rockwood facility in 1987 by merger with the Ottawa Silica Company, which had historically used the property to produce whole grain and ground silica for customers in industrial and specialty products end markets. Since acquiring the facility we have renovated and upgraded its production capabilities to enable it to produce multiple products hrough various processing methods, including fluid bed drying, dry screening and classifying. These production techniques allow the Rockwood facility to meet a wide variety of focused specifications on product composition from customers. As such, the Rockwood facility services multiple end markets, such as glass, building products, oil and gas proppants and chemicals. During the fourth quarter of 2011, we completed the addition of 250,000 tons of annual frac sand capacity at the Rockwood facility by installing an entirely new processing circuit.
Rochelle, Illinois
Our Rochelle site is a resin coated sand processing plant. The Rochelle property was purchased in 2011, and we spent 2011 and 2012 planning and constructing a resin coating facility on the property.
The Rochelle facility has two process lines, each with the capacity to coat 200 million pounds, or 100,000 tons, of substrate. The facility has the flexibility to coat numerous substrates using novolac or resole resin technology. Sand can be received and shipped both by truck and rail to help meet customer requirements. One of the competitive strengths of the facility is the capability to ship by the BNSF and Canadian Pacific railroads to many key locations throughout United States.
Fairchild, Wisconsin
Fairchild is a sandstone deposit with over 39 million tons of proven reserves near the town of Fairchild, Wisconsin. We acquired the reserves in 2014 from Forenergy, LLC and performed additional exploration and permitting on the site in 2015. There is no facility currently on the property and it is currently being permitted for operations. We received a non-metallic reclamation permit in July 2015 from Eau Claire County. The reserve is comprised of high purity sands of the Wonewoc Formation. The Wonewoc Sandstone Formation is known for its round, coarse grains and superior crush strength properties, which makes it an ideal oil and gas proppant. The property is located approximately 30 miles southeast of Eau Claire and 50 miles north of our Sparta plant; it is accessible by the Union Pacific rail line and highways including Interstate 94 and state Highways 10 and 12.
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

We categorize our reserves as proven or probable in accordance with these SEC definitions. We estimate that we had a total of approximately 400 million tons of proven and probable mineable mineral reserves as of December 31, 2015. The quantity and nature of the mineral reserves at each of our properties are estimated by our internal geologist and mining engineers. Our internal geologist and mining engineers update our reserve estimates annually, making necessary adjustments for operations at each location during the year and additions or reductions due to property acquisitions and dispositions, quality adjustments and mine plan updates. Before acquiring new reserves, we perform surveying, drill core analysis and other tests to confirm the quantity and quality of the acquired reserves. In some instances, we acquire the mineral rights to reserves without actually taking ownership of the properties.
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
Voca, Texas
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
Utica, Illinois

The deposit has a minimum silica (SiO2) content of 99%. The controlling attributes are sand grain crush strength and size distribution. The deposit is well graded and can produce a variety of products.
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
Kosse, Texas
The deposit has a minimum silica (SiO2) content of 99%. The controlling attributes are iron content (Fe2O3) and size distribution. Up to three different pits are mined at any one time to assure consistency of ore and to smooth out variability of attributes. Maximum sand irons are 0.045%.
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
Fairchild, Wisconsin
The deposit has a minimum silica (SiO2) content of 99%. The controlling attributes are sand grain crush strength and size distribution. Topsoil, clay and eroded sand cover the 40 to 100 feet thick sandstone formation. The deposit is well graded with varying degrees of consolidation.
Batesville, Arkansas
The deposit has a minimum silica (SiO2) content of 99%. The controlling attribute is iron (Fe2O3) content. The deposit has two horizons; a low iron horizon where sand has less than 0.009% Fe2O3 and a regular iron horizon where sand has greater than 0.009% Fe2O3.
Mineral Rights
The mineral rights and access to mineral reserves for the majority of our operations are secured through land that is owned in fee. There are no underlying agreements and/or royalties associated with Berkeley Springs, Dubberly, Jackson, Kosse, Mauricetown, Montpelier, Ottawa, Pacific, Rockwood, Sparta, Utica, Voca and Batesville.
The mineral rights and access to mineral reserves at our Mill Creek operation are a combination of land owned in fee and one mineral lease. A non-participating royalty is paid to the original sellers of the fee property that covers 96% of the reserves. The lease agreement involves an annual minimum payment and a non-participating per-ton production royalty payment.
The Columbia operation mineral reserves and rights are secured under a long-term mineral lease. The lease includes an annual minimum payment and a production royalty based on gross revenue.
The Hurtsboro operation mineral reserves and rights are secured under two mineral leases. Both are long-term leases that include an annual minimum payment and a production royalty payment based on average selling price. These mineral leases have been renewed in the past, and it is expected that if mining is still occurring on these properties the leases can be extended again.
The mineral rights and access to mineral reserves at our Kosse operation are a combination of land owned in fee and one long-term mineral lease. The lease is for 25 acres and a minimum royalty is paid annually.
The Mapleton operation mineral reserves and rights are secured under two long-term mineral leases. Annual minimum royalty is nominal, and production royalty payments are based on selling price with a minimum per-ton royalty.
When our Fairchild reserve was acquired, we entered into a royalty agreement with the company that sold us the land. The non-participating royalty interest is based on tons of frac sand sold. Currently the site remains undeveloped.
None of our operations are on government land and, accordingly, we do not have any government leases or associated mining claims.

Summary of Reserves
The following table provides information on our production facilities that have reserves as well as our undeveloped sites in Fairchild, Wisconsin and Batesville, Arkansas, as of December 31, 2015. Included is the location and area of the facility; the type, amount and ownership status of its reserves; and the primary end markets that it serves. Our facility in Rochelle, Illinois has no reserves.

Mine/Plant Location	Acreage Owned/Leased	Proven Reserves	Probable Reserves	Combined Proven and Probable Reserves	2015 Tons Mined	Primary End Markets Served
	(in acres)	(tonnage data in thousands)
Ottawa	1,781 owned	63,394	40,468	103,862	(4,171)	Oil and gas proppants, glass, chemicals, foundry
Voca	1,061 owned	34,467	41,900	76,367	(2,033)	Oil and gas proppants
Mill Creek	2,214 owned 10 mineral lease	—	15,009	15,009	(1,408)	Oil and gas proppants, glass, foundry, building products
Sparta	520 owned	27,179	2,740	29,919	(1,134)	Oil and gas proppants
Utica	148 owned	10,895	—	10,895	(842)	Oil and gas proppants
Mapleton	1,761 owned 194 mineral lease 98 access lease	3,954	5,000	8,954	(766)	Glass, building products
Pacific	524 owned	17,377	7,994	25,371	(617)	Oil gas proppants, glass, foundry, fillers and extenders
Kosse	1,053 owned 25 mineral lease	10,898	—	10,898	(519)	Glass, recreational products
Berkeley	4,435 owned	1,431	—	1,431	(473)	Glass, building products, fillers and extenders
Columbia	648 lease 204 owned	5,581	—	5,581	(418)	Glass, building products, fillers and extenders
Dubberly	356 owned	3,918	—	3,918	(256)	Glass, foundry, building products
Montpelier(1)	824 owned	—	13,481	13,481	(227)	Glass, building products
Hurtsboro	117 owned 1,108 mineral lease	736	—	736	(154)	Foundry, building products
Jackson	132 owned	97	725	822	(144)	Fiberglass, building products
Mauricetown	1279 owned	12,211	—	12,211	(138)	Filtration, foundry, building products
Rockwood (2)	872 owned	6,563	—	6,563	—	Glass, building products
Fairchild	632 owned	38,975	—	38,975	—	—
Batesville	477 owned	—	34,732	34,732	—	—
Total		237,676	162,049	399,725	(13,300)

(1)	Montpelier’s reserves are comprised entirely of the mineral aplite.

(2)	Rockwood's products were produced from ore sourced from a third party. It did not mine any of its reserves in 2015.

Our Transload Facilities
In order to expand our supply chain network and leverage our logistics capabilities to meet our customers’ needs in oil and gas basins, we continue to expand our transload network to ensure product is available to meet the in-basin needs of our customers. This approach allows us to provide strong customer service and puts us in a position to take advantage of opportunistic spot market sales. As of December 31, 2015, we have 49 transload facilities strategically located in or near major shale basins in the United States. All 49 transload facilities, three of which are owned by us, are operated by third-party transload service providers via service agreements, which generally have terms ranging from 2 to 5 years.
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
As a result of the above developments, the filing rate of new claims against us over the past few years has decreased to below pre-2001 levels, and we were named as a defendant in three, one and zero new silicosis cases filed in 2013, 2014 and 2015, respectively. As of December 31, 2015, there were a total of 75 active silica-related products liability claims pending in which we were a defendant and 167 inactive claims. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media, and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for both our predecessors that cover certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to various insurance). As a result of a settlement with a former owner and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf.
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

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Shares of our common stock, traded under the symbol “SLCA,” have been publicly traded since February 1, 2012, when our common stock was listed and began trading on the NYSE.
The following table sets forth for the indicated periods, the high and low sales prices, per share, for our common stock on the NYSE:

	Sales Price
	High	Low
Fiscal 2015
First Quarter	$35.61	$23.71
Second Quarter	$39.07	$28.43
Third Quarter	$27.75	$13.59
Fourth Quarter	$21.99	$13.78
Fiscal 2014
First Quarter	$38.17	$26.25
Second Quarter	$55.44	$38.36
Third Quarter	$71.95	$54.50
Fourth Quarter	$60.76	$23.69
Holders of Record
On February 22, 2016, there were 53,432,374 shares of our common stock outstanding, which were held by approximately 78 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. For additional information related to ownership of our stock by certain beneficial owners and management, refer to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
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
In 2014 and 2015, we declared dividends as follows:

Declaration date	Dividends per common share
February 6, 2014	$0.125
April 25, 2014	$0.125
July 25, 2014	$0.125
October 24, 2014	$0.125
February 12, 2015	$0.125
May 8, 2015	$0.125
July 24, 2015	$0.125
November 9, 2015	$0.0625

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
From time to time, we repurchase our common stock in the open market pursuant to programs approved by the Board. We may repurchase our common stock for a variety of reasons, such as to offset dilution related to equity-based incentives and to optimize our capital structure.
In June 2012, the Board authorized us to repurchase up to $25.0 million of our common stock for a period of 18 months. The Board later extended this authorization through December 11, 2015. In December 2014, the Board authorized an increase in the Company's share repurchase program from $25 million to up to $50 million. As of December 31, 2015, the board has extended this authorization through December 11, 2016. We are authorized to repurchase, from time to time, shares of our outstanding common stock on the open market or in privately negotiated transactions. Stock repurchases will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any additional amount of our common stock under the program. We intend to make all repurchases in compliance with applicable regulatory guidelines and to administer the plan in accordance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. As part of the program, as of December 31, 2015, we have repurchased 706,093 shares of our common stock at an average price of $23.83 and are authorized to repurchase up to an additional $33.2 million of our common stock.
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
The following table presents the total number of shares of our common stock that we purchased during the fourth quarter of 2015, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period pursuant to our June 2012 share repurchase program:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 2015	602	(2)	$18.06	—
November 2015	669	(2)	$19.47	—
December 2015	576	(2)	$21.47	—
Total	1,847		$19.67	—	$33,173,725

(1)
A program covering the repurchase of up to $25.0 million of our common stock was initially announced in June 2012 and was increased to $50.0 million in December 2014. This program expires on December 11, 2016.

(2)	Represents shares withheld by U.S. Silica to pay taxes due upon the vesting of employee restricted stock and restricted stock units.

Securities Authorized for Issuance under Equity Compensation Plans
The table below contains information about securities authorized for issuance under our Amended and Restated 2011 Incentive Compensation Plan (the “2011 Plan”) as of December 31, 2015. The features of the 2011 Plan are disclosed further in Note N - Equity-based Compensation to our consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) (C)
Equity compensation plans approved by security holders	1,307,067	$24.62	5,990,943
Equity compensation plans not approved by security holders	—	—	—
Total	1,307,067	$24.62	5,990,943

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

COMPARISON OF 47 MONTH CUMULATIVE TOTAL RETURN
Among U.S. Silica Holdings, Inc., the Russell 3000 Index,
and S&P 600 Oil and Gas Equipment & Services
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
2/1/12
3/12
6/12
9/12
12/12
3/13
6/13
9/13
12/13
3/14
6/14
9/14
12/14
3/15
6/15
9/15
12/15
U.S. Silica Holdings, Inc.
Russell 3000
S&P 600 Oil & Gas Equipment & Services

ITEM 6.	SELECTED FINANCIAL DATA
The following table and discussion sets forth our consolidated statement of operations data for the periods presented. The results of operations by segment are discussed in further detail following this combined overview.

	Year Ended December 31,
	2015	2014(3)	2013	2012(2)	2011
	(amounts in thousands, excluding per share and per ton figures)
Statement of Operations Data:
Sales	$642,989	$876,741	$545,985	$441,921	$295,596
Operating income	26,672	176,167	111,241	118,988	60,803
Income before income taxes	117	158,723	96,017	109,805	37,415
Net income	11,868	121,540	75,256	79,154	30,253
Earnings per share - basic	$0.22	$2.26	$1.42	$1.50	$0.61
Earnings per share - diluted	$0.22	$2.24	$1.41	$1.50	$0.61
Cash dividends declared per common share	$0.44	$0.50	$0.38	$0.50	$—
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$61,492	$171,411	$46,451	$100,950	$42,565
Investing activities	49	(190,906)	(135,113)	(104,461)	(66,639)
Financing activities	$(47,530)	$208,520	$105,896	$5,334	$18,773
Other Financial Data:
Capital expenditures	$53,646	$92,609	$60,470	$105,719	$66,745
Operating Data:
Total tons sold	10,025	10,927	8,161	7,170	6,289
Average selling price (per ton)	$64.14	$80.24	$66.90	$61.63	$47.00
Segment cost of goods sold (per ton)(1)	48.27	51.20	42.04	34.62	28.81
Oil & Gas Proppants:
Sales	430,435	662,770	347,439	243,765	107,074
Segment contribution margin	88,928	256,137	145,916	140,070	67,590
Industrial & Specialty Products:
Sales	212,554	213,971	198,546	198,156	188,522
Segment contribution margin	$70,137	$61,102	$56,983	$53,601	$53,013
Balance Sheet Data:
Cash, cash equivalents and short-term investments (4)	$298,926	$338,209	$148,577	$55,632	$53,611
Total assets (4)(5)	1,108,619	1,226,727	853,547	679,309	598,917
Total long-term debt, including current portion (5)	491,705	495,086	366,196	253,314	260,498
Total liabilities (4)(5)	724,452	822,911	544,253	447,615	476,983
Total stockholders’ equity	$384,167	$403,816	$309,294	$231,694	$121,934

(1)	Segment cost of goods sold (per ton) equals segment cost of goods sold, divided by total tons sold.

(2)	2012 financial data above includes the impact of our initial public offering ("IPO"), including proceeds received and additional charges incurred.

(3)
We acquired Cadre on July 31, 2014, and included Cadre's financial position and results of operations in our 2014 financial information above. As a result, our 2014 financial information may not be comparable to prior years. See Note D - Business Combinations to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more information related to this acquisition.

(4)
In 2015, we changed the presentation of book overdraft from being classified as a liability to a reduction to our cash and cash equivalents. 2014, 2013, 2012, and 2011 cash and cash equivalents amounts presented are recasted to reflect this change. See Note B - Summary of Significant Accounting Policies to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more information.

(5)
2014, 2013, 2012, and 2011 amounts include the reclassification of deferred debt issuance costs related to the adoption of ASU 2015-03. See Note B - Summary of Significant Accounting Policies to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more information.

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
Overview
We are one of the largest domestic producers of commercial silica, a specialized mineral that is a critical input into a variety of attractive end markets. During our 115 year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 260 products to customers across these markets. As of December 31, 2015, we operate 17 production facilities across the United States and control 400 million tons of reserves of commercial silica. We own one of the largest frac sand processing plants in the United States and control approximately 222 million tons of reserves that can be processed to meet American Petroleum Institute (API) frac sand size specifications. Our operations are organized into two segments based on end markets served: (1) Oil & Gas Proppants and (2) Industrial & Specialty Products. Our segments are complementary because our ability to sell to a wide range of customers across end markets allows us to maximize recovery rates in our mining operations, optimize our asset utilization and reduce the cyclicality of our earnings.
Acquisition
On July 31, 2014, we completed our acquisition of Cadre Services, Inc. ("Cadre"), a leading regional sand mining company based in Voca, Texas. Cadre operates a single frac sand mine and plant, with an annual demonstrated capacity of about 800,000 tons per year of Premium Hickory® sand. This acquisition allows customers to ship directly to the wellheads in the Permian Basin by truck, providing a delivered cost advantage, and generated synergies and positively impacted our results of operations for the years ended December 31, 2014 and 2015. See accompanying Note D - Business Combinations to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for pro forma results and other details regarding this acquisition.
Recent Trends and Outlook
Oil and gas proppants end market trends
Increased demand for frac sand over the last several years was driven by the growth in the use of hydraulic fracturing as a means to extract hydrocarbons from shale formations. According to the 2014 Proppant Market Report, PropTester Inc., published February 2015, global frac sand demand grew at a 51.2% compound annual growth rate from 2009 to 2014. This included 53.7% growth in frac sand demand from 2013 to 2014. We significantly expanded our sales efforts to the frac sand market in 2008 and experienced rapid growth in our sales associated with our oil and gas activities from 2008 until 2014.
However, during 2015, declines in oil prices reduced oil and gas drilling and completion activity in North America. As of the end of 2015, the U.S. land rig count had fallen over 60% from its peak in 2014. Demand for frac sand fell in conjunction with the rig count and activity levels, partially offset by higher proppant per well to optimize recovery and production rates. Frac sand pricing remained under pressure throughout 2015. According to internal U.S. Silica management estimates, we expect these trends to continue in 2016.

During 2015, we experienced the impacts of reduced demand from our customers. Oil & Gas Proppants sales decreased 35% in 2015 compared to 2014. The table below summarizes some quarterly revenue metrics of our Oil & Gas Proppants segment during 2015:

Dollars in thousands except per ton data	Quarter ended				Percentage change for quarter ended
	December 31,	September 30,	June 30,	March 31,	December 31, 2015 vs. September 30, 2015	September 30, 2015 vs. June 30, 2015	June 30, 2015 vs. March 31, 2015
Oil & Gas Proppants	2015	2015	2015	2015
Sales	$88,841	$101,987	$90,855	$148,753	(13)%	12%	(39)%
Tons Sold	1,553	1,616	1,224	1,688	(4)%	32%	(27)%
Average Selling Price per Ton	$57.21	$63.11	$74.23	$88.12	(9)%	(15)%	(16)%

A continued reduction in oil and gas drilling and completion activity may reduce frac sand demand further, which could result in us selling fewer tons, selling tons at lower prices, or both. If we sell less frac sand, or sell frac sand at lower prices, our revenue, net income, cash generated from operating activities, and liquidity would be adversely affected. We could evaluate further actions to reduce cost and improve liquidity. For instance, depending on market conditions, we may implement additional cost improvement projects or further reduce our capital spending for 2016 and beyond and may delay or cancel capital projects.
Additionally, due to impacts of reduced demand for our frac sand during the year ended December 31, 2015, we are engaged in ongoing discussions with our take-or-pay supply agreement customers regarding pricing and volume requirements under our existing contracts. While these discussions continue, in certain circumstances we have provided contract customers with temporary reductions to contract pricing in exchange for additional term and/or volume in order to preserve the value of these agreements. We may deliver sand at prices or at volumes below the requirements in our existing take-or-pay supply agreements. We expect these circumstances may continue into 2016.
We believe fluctuations in demand and price may occur as the market adjusts to changing supply and demand due to energy pricing fluctuations. However, we continue to expect long-term growth in oil and gas drilling in North American shale basins.
Oil and natural gas exploration and production companies' and oilfield service providers’ preferences and expectations have been evolving in recent years. A proppant vendor’s logistics capabilities have become an important differentiating factor when competing for business, on both a spot and contract basis. Many of our customers seek convenient in-basin proppant delivery capability from their proppant supplier. We believe that, over time, proppant customers will prefer to consolidate their purchases across a smaller group of suppliers with robust logistics capabilities and a broad offering of high performance proppants.
Industrial and specialty products end market trends
Demand in the industrial and specialty products end markets is relatively stable and is primarily influenced by key macroeconomic drivers such as housing starts, light vehicle sales, repair and remodel activity and industrial production. The primary end markets served by our production used in Industrial & Specialty Products are foundry, building products, sports and recreation, glassmaking and filtration. We have been increasing our value-driven product offering in the industrial and specialty products end markets. These new higher margin product sales increased our Industrial & Specialty Products segment's profitability in 2015.
How We Generate Our Sales
We derive our sales by mining and processing minerals that our customers purchase for various uses. Our sales are primarily a function of the price per ton and the number of tons sold. The price invoiced reflects product, transportation and additional services as applicable, such as storage and transloading the product from railcars to trucks for delivery to the customer site. We invoice the majority of our clients on a per shipment basis, although for some larger customers, we consolidate invoices weekly or monthly. Our top 10 largest customers accounted for approximately 56% of total sales during the year ended December 31, 2015. Sales to our two largest customers, Schlumberger N.V. and Halliburton Company, accounted for 13% and 12% of our total revenues, respectively, during the year ended December 31, 2015. No other customer accounted for 10% or more of our total revenues,
We primarily sell our products under short-term price agreements or at prevailing market rates. For a number of customers, we sell under long-term, competitively-bid take-or-pay supply contracts. As of December 31, 2015, we have seven take-or-pay supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2016 and 2019. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge and that our customers will pay for each product. Prices under these agreements are generally fixed and subject to upward adjustment in response to certain cost increases. Additionally, at the time the take-or-pay supply agreements were signed, some customers provided advance payments for future shipments. A percentage of these advance payments is recognized as revenue with each ton of applicable product shipped to the customer. Collectively, sales to customers with take-or-pay supply agreements accounted for 31% and 51% of our total company revenue during the years ended December 31, 2015 and 2014, respectively. Although sales under take-or-pay supply agreements may result in us realizing lower margins than we otherwise might during periods of high market prices, we believe such lower margins are offset by the benefits derived from the product mix and sales volume stability afforded by such supply agreements, which helps us lower market risk arising from adverse changes in spot prices and market conditions. Additionally, selling more tons under supply contracts also enables us to be more efficient from a production, supply chain and logistics standpoint. As discussed in Part I, Item 1A, “Risk Factors—A large portion of our sales is generated by our top customers, and the loss of, or significant reduction in, purchases by our largest customers could adversely affect our operations,” these customers may not continue to purchase the same levels of product in the future due to a variety of reasons, contract requirements notwithstanding.
Historically we have not entered into long term take-or-pay contracts with our customers in the industrial and specialty products end markets because of the high cost to our customers of switching providers. With these customers we often enter into price agreements which are typically negotiated annually.
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
Segment contribution margin is not a measure of our financial performance under GAAP and should not be considered an alternative to measures derived in accordance with GAAP. For more details on the reconciliation of segment contribution margin to its most directly comparable GAAP financial measure, income (loss) before income taxes, see Note S - Segment Reporting to our Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
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

	Year Ended December 31,
	2015	2014	2013
	(amount in thousands)
Net income	$11,868	$121,540	$75,256
Total interest expense, net of interest income	26,578	17,868	15,241
Provision for taxes	(11,751)	37,183	20,761
Total depreciation, depletion and amortization expenses (1)	58,474	45,019	36,418
EBITDA	85,169	221,610	147,676
Loss on early extinguishment of debt (2)	—	—	480
Non-cash incentive compensation (3)	3,857	7,487	3,039
Post-employment expenses (excluding service costs) (4)	3,335	1,730	2,071
Business development related expenses (5)	10,701	11,450	1,430
Other adjustments allowable under our existing credit agreements (6)	6,446	3,936	5,995
Adjusted EBITDA	$109,508	$246,213	$160,691

(1)	Includes $1.1 million equipment write-offs mainly due to discontinuation of certain industrial and specialty products.
(2)	Includes write-offs of debt issuance costs, legal fees and a prepayment penalty related to the early extinguishment of debt.
(3)	Reflects stock-based compensation including adjustments for the revaluation of performance share units.
(4)
Includes net pension cost and net post-retirement cost relating to pension and other post-retirement benefit obligations during the applicable period, but in each case excluding the service cost relating to benefits earned during such period. See Note P - Pension and Post-retirement Benefits to our Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

(5)	Reflects expenses related to business development activities in connection with our growth and expansion initiatives.
(6)
Reflects miscellaneous adjustments permitted under our existing credit agreement, including such items as restructuring costs and certain employment agency fees. Restructuring costs were $4.8 million for 2015 consisting of severance expense and costs for other actions that will provide future cost savings.

Results of Operations
Sales

	For the Years Ended December 31,			Percent Change
	2015	2014	2013	’15 vs. ‘14	’14 vs. ‘13
	(amounts in thousands, except per ton data)
Sales:
Oil & Gas Proppants	$430,435	$662,770	$347,439	(35)%	91%
Industrial & Specialty Products	212,554	213,971	198,546	(1)%	8%
Total Sales	$642,989	$876,741	$545,985	(27)%	61%
Tons:
Oil & Gas Proppants	6,082	6,736	4,078	(10)%	65%
Industrial & Specialty Products	3,943	4,192	4,084	(6)%	3%
Total Tons	$10,025	10,928	8,162	(8)%	34%
Average Selling Price per Ton:
Oil & Gas Proppants	$70.77	$98.39	$85.20	(28)%	15%
Industrial & Specialty Products	$53.91	$51.04	$48.62	6%	5%
Overall Average Selling Price per Ton	$64.14	$80.24	$66.89	(20)%	20%
2015 vs. 2014
Total sales decreased 27% for the year ended December 31, 2015 compared to 2014, driven by an 8% decrease in total tons sold and a 20% decrease in overall average selling price. Tons sold in-basin represented 36% and 41% of total company tons sold for the year ended December 31, 2015 and 2014, respectively.
The decrease in total sales was primarily driven by Oil & Gas Proppants sales, which decreased 35%. Oil & Gas Proppants tons sold for the year ended December 31, 2015 decreased 10% and average selling price decreased 28%. These decreases were mainly driven by a year over year decrease in demand for our frac sand from customers due to reduced drilling and completion activity.
Industrial & Specialty Products sales decreased by 1% for the year ended December 31, 2015 compared to 2014. Tons sold decreased 6% driven by our strategic shift among customers and products. Average selling price increased 6%, which was primarily a result of new higher-margin product sales and price increases.
2014 vs. 2013
Total sales increased 61% for the year ended December 31, 2014 compared to 2013, driven by a 34% increase in total tons sold and a 20% increase in overall average selling price. Tons sold in-basin represented 41% of total company tons sold, compared to 25% for the year ended December 31, 2013. The increases were due to customer demand for our proppants at transload locations close to oil and gas customer drilling sites.
The increase in total sales was mainly driven by Oil & Gas Proppants sales, which increased 91%. Oil & Gas Proppants tons sold increased 65% due to year over year growth in the demand for our frac sands. The average selling price for Oil & Gas Proppants increased 15% for the year ended December 31, 2014 due to increased tons sold through transloads as a percentage of total tons sold and due to higher price driven by year over year demand.
Industrial & Specialty Products sales increased by 8% for the year ended December 31, 2014 compared to 2013. Tons sold increased 3% and average selling price increased 5%. The increases were primarily driven by year over year growth in demand.

Cost of Goods Sold
2015 vs. 2014
Cost of goods sold decreased $71.5 million, or 13%, to $495.1 million for the year ended December 31, 2015 compared to $566.6 million for the year ended December 31, 2014. The decrease was mainly a result of fewer tons sold. As a percentage of sales, costs of goods sold increased to 77% for the year ended December 31, 2015 compared to 65% for the same period in 2014. These changes result from the main components of cost of goods sold as discussed below.
We incurred $258.1 million and $312.7 million of transportation and related costs for the year ended December 31, 2015 and 2014, respectively. This decrease was due to fewer tons sold through transloads caused by lower demand for our frac sand at our transload sites. As a percentage of sales, transportation and related costs increased to 40% for the year ended December 31, 2015 compared to 36% in 2014 mainly due to a lower average selling price.
We incurred $80.1 million and $74.3 million of operating labor costs for the year ended December 31, 2015 and 2014, respectively. The $5.8 million increase in labor costs incurred was primarily due to the addition of our Voca, Texas and Utica, Illinois facilities, partially offset by fewer tons sold and lower employee headcount. As a percentage of sales, operating labor costs represented 12% for the year ended December 31, 2015 compared to 8% in 2014.
We incurred $28.0 million and $32.8 million of electricity and drying fuel (principally natural gas) costs for the year ended December 31, 2015 and 2014, respectively. The decrease in electricity and drying fuel costs incurred was mainly driven by fewer tons sold and lower natural gas prices. As a percentage of sales, electricity and drying fuel costs remained flat at 4% for the year ended December 31, 2015 compared to 2014.
Maintenance and repair costs remained relatively flat at $37.6 million for the year ended December 31, 2015 compared $37.4 million for the year ended December 31, 2014. This was a result of the addition of our Voca, Texas and Utica, Illinois facilities, mostly offset by the impact of lower production volume and scheduled maintenance. As a percentage of sales, maintenance and repair costs increased to 6% for the year ended December 31, 2015 compared to 4% for the same period in 2014.
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
We incurred $74.3 million of operating labor costs for the year ended December 31, 2014 compared to $61.1 million for the year ended December 31, 2013. The increase in labor costs incurred was due to producing and selling more tons. As a percentage of sales, operating labor costs decreased to 8% for the year ended December 31, 2014 compared to 11% for the year ended December 31, 2013, mainly due to an increase in average selling price.
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

Segment Contribution Margin
2015 vs. 2014
Oil & Gas Proppants contribution margin decreased by $167.2 million, or 65%, to $88.9 million for the year ended December 31, 2015 compared to $256.1 million for the year ended December 31, 2014, driven by a $232.3 million decrease in segment revenue, partially offset by lower segment cost of goods sold mainly due to fewer tons sold.
Industrial & Specialty Products contribution margin increased by $9.0 million, or 15%, to $70.1 million for the year ended December 31, 2015 compared to $61.1 million for the year ended December 31, 2014, mainly driven by increased higher-margin products sales as a percentage of total sales.
2014 vs. 2013
Oil & Gas Proppants contribution margin increased by $110.2 million or 76%, to $256.1 million for the year ended December 31, 2014 compared to $145.9 million for the year ended December 31, 2013, driven by a $315.3 million increase in segment revenue, partially offset by higher segment cost of goods sold mainly due to more tons sold.
Industrial & Specialty Products contribution margin increased by $4.1 million, or 7%, to $61.1 million for the year ended December 31, 2014 compared to $57.0 million for the year ended December 31, 2013, mainly due to a $15.4 million increase in segment revenue, partially offset by higher segment cost of goods sold driven by more tons sold.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $26.2 million, or 29%, to $62.8 million for the year ended December 31, 2015 compared to $89.0 million for the year ended December 31, 2014. The decrease was due to the following factors:

•	Compensation related expense decreased by $13.0 million for the year ended December 31, 2015 compared to 2014, primarily due to reduced incentive compensation and lower employee headcount.

•
Bad debt expense decreased by $10.5 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, mainly due to a 27% decrease in sales and a recovery of a previously reserved receivable.

•
Business development related expense decreased by $0.8 million to $10.7 million for the year ended December 31, 2015 compared to $11.5 million for the year ended December 31, 2014, primarily due to expenses related to the Cadre acquisition in 2014.

In total, our selling, general and administrative costs represented approximately 10% of our sales for both years ended December 31, 2015 and 2014.
Selling, general and administrative expenses increased by $39.2 million, or 79%, to $89.0 million for the year ended December 31, 2014 compared to $49.8 million for the year ended December 31, 2013. The increase was due to the following factors:

•	An increase in compensation related expense of $22.0 million year-over-year.

•
Bad debt expense increased by $8.8 million to $10.2 million for the year ended December 31, 2014, compared to $1.4 million for the year ended December 31, 2013, due to an increase in our sales during 2014 and an increase in our allowance for doubtful accounts. The increase in the allowance was based on our assessment of certain customers' current ability to pay their obligations to us as of December 31, 2014.

•
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

Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense increased by $13.5 million, or 30%, to $58.5 million for the year ended December 31, 2015 compared to $45.0 million for the year ended December 31, 2014. The year over year increase was driven by the addition of our Voca, Texas plant, Utica, Illinois plant, Odessa, Texas transload facility, other continued capital spending and an equipment write off charge of $1.1 million during 2015. Depreciation, depletion and amortization costs represented approximately 9% and 5% of our sales for the year ended December 31, 2015 and 2014, respectively.
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
Operating Income
Operating income decreased by $149.5 million, or 85%, to $26.7 million for the year ended December 31, 2015 compared to $176.2 million for the year ended December 31, 2014. The decrease was due to a 27% decrease in sales and a 30% increase in depreciation, depletion and amortization expense, partially offset by a 13% decrease in cost of goods sold and a 29% decrease in selling, general and administrative expense.
Operating income increased by $64.9 million, or 58% to $176.2 million for the year ended December 31, 2014 compared to $111.2 million for the year ended December 31, 2013. The increases were primarily due to a 61% increase in sales, partially offset by a 63% increase in cost of goods sold and a 55% increase in operating expenses for the year ended December 31, 2014.
Interest Expense
Interest expense increased by $9.1 million, or 50%, to $27.3 million for the year ended December 31, 2015 compared to $18.2 million for the year ended December 31, 2014, mainly driven by an increase in debt principal and interest expense on deferred revenue.
Interest expense increased by $2.9 million, or 19%, to $18.2 million for the year ended December 31, 2014 when compared to $15.3 million for the year ended December 31, 2013, mainly due to interest expense related to the deferred revenue we received in the third and fourth quarter of the fiscal year.
Provision for Income Taxes
During the year ended December 31, 2015 we recognized an income tax benefit of $11.8 million, compared to a tax expense of $37.2 million for the year ended December 31, 2014. Our 2015 annual effective tax rate is negative as a result of our statutory percentage depletion benefit being greater than the computed income tax expense on our income before income taxes. In years when income before income taxes is near break-even and there are significant permanent tax differences, the annual effective tax rates can appear unusual. The tax rate for the year ended December 31, 2015 may not be predictive of future tax rates.
The provision for income taxes increased $16.4 million, or 79%, to $37.2 million for the year ended December 31, 2014, compared to $20.8 million for the year ended December 31, 2013. The increases were driven by a higher effective tax rate and increased pre-tax book income.
Historically, our actual effective tax rates have been lower than the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes.
Net Income
Net income was $11.9 million, $121.5 million and $75.3 million for the years ended December 31, 2015, 2014 and 2013. The year over year fluctuations were due to the factors noted above.

Liquidity and Capital Resources
Overview
Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to return cash to our stockholders, and to finance acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through cash on hand or borrowings under our credit facilities and equity investments. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of December 31, 2015, our working capital was $355.2 million and we had $46.7 million of availability under the Revolver. See “Credit Facilities—Revolver.”
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
Cash Flow Analysis
A summary of operating, investing and financing activities (in thousands) is shown in the following table:

	As of December 31,			Percent Change
	2015	2014	2013	’15 vs. ‘14	’14 vs. ‘13
Net cash provided by (used in):
Operating activities	$61,492	$171,411	$46,451	(64)%	269%
Investing activities	49	(190,906)	(135,113)	(100)%	41%
Financing activities	(47,530)	208,964	106,627	(123)%	96%
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
Net cash provided by operating activities was $61.5 million for the year ended December 31, 2015 compared to $171.4 million for the year ended December 31, 2014. This $109.9 million decrease in cash provided by operations was primarily the result of a $109.7 million decrease in net income and the impact of the other components of operating activities.
Net cash provided by operating activities was $171.4 million for the year ended December 31, 2014 compared to $46.5 million for the year ended December 31, 2013. This $124.9 million increase in cash provided by operations was primarily the result of a $46.3 million increase in net income and a $63.4 million impact of working capital activities.
Net Cash Provided by/Used in Investing Activities
Investing activities consist primarily of capital expenditures for growth and maintenance and proceeds from the sale and maturity of short-term investments.
Net cash provided by investing activities was $49 thousand in the year ended December 31, 2015. This was due to $53.6 million in proceeds from sales and maturities of short-term investments being almost fully offset by capital expenditures during the year. Capital expenditures in 2015 were $53.6 million, which were made primarily for the engineering, procurement and construction of our growth projects including the Greenfield raw sand plant near Fairchild, Wisconsin and other maintenance and cost improvement capital projects.

Net cash used in investing activities was $190.9 million in the year ended December 31, 2014. This use of cash was due to capital expenditures, which totaled $92.6 million, as well as $98.3 million for the purchase of Cadre, and other Capital expenditures for the engineering, procurement and construction of our Greenfield raw sand plants near Utica, Illinois, and Fairchild, Wisconsin, our new transload facility in Odessa, Texas, our expansion project at our Pacific, Missouri facility and other maintenance capital projects.
Net cash used in investing activities was $135.1 million in the year ended December 31, 2013. This use of cash was due to capital expenditures, which totaled $60.5 million, as well as $75.0 million used for the purchase of short-term investments during the year ended December 31, 2013. Capital expenditures in 2013 were made for the engineering, procurement and construction of our two Greenfield raw sand plants in Sparta, Wisconsin, and Utica, Illinois, for the purchase of an existing silica sand processing facility from Quality Sand Products LLC in Peru, Illinois, for the construction of our transloads, and for maintenance capital.
Subject to our continuing evaluation of market conditions, we anticipate that our capital expenditures in 2016 will be in the range of $15 million to $20 million, which is primarily associated with growth, maintenance and cost improvement capital projects. We expect to fund our capital expenditures through cash on our balance sheet, cash generated from our operations and cash generated from financing activities.
Net Cash Used In/Provided by Financing Activities
Financing activities consist primarily of equity issuances, capital contributions, borrowings and repayments related to the Revolver and Term Loan, as well as fees and expenses paid in connection with our credit facilities and advance payments from our customers.
Net cash used in financing activities was $47.5 million for the year ended December 31, 2015, driven by $26.8 million in dividend payments, $15.3 million in common stock repurchases and $5.1 million in debt payments.
Net cash provided by financing activities was $209.0 million in the year ended December 31, 2014, driven by $134.3 million in cash received from an increase in borrowings under our Term Loan, a $100.0 million advance deposit from a customer and $9.4 million in proceeds from options exercised and excess tax benefit from equity-based compensation partially offset by $26.9 million in dividend payments.
Net cash provided by financing activities was $106.6 million in the year ended December 31, 2013, driven by $373.8 million in cash received from borrowings under our refinanced Term Loan, $7.9 million of proceeds from options exercised and $1.4 million in excess tax benefit from equity-based compensation, which was offset by a $258.0 million repayment of our existing long-term debt, $13.3 million in dividends paid and $4.1 million in financing fees.
Share Repurchase Program
See Note C - Capital Structure and Accumulated Comprehensive Income to our Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for information related to our share repurchase program.
Credit Facilities
See Note I - Debt to our Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for information related to our credit facilities.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
As of December 31, 2015, the total of our future contractual cash commitments, including the repayment of our debt obligations under the Term Loan, is summarized as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(amounts in thousands)
Principal payments on long-term debt (1)	$499,275	$5,100	$10,200	$483,975	$—
Estimated interest payments on long-term debt	92,119	20,560	40,488	31,071	—
Retirement plans	38,090	1,498	7,311	10,227	19,054
Operating leases	406,177	44,933	104,202	101,002	156,040
Minimum purchase obligations(2)	96,925	30,660	34,783	16,632	14,850
Other long-term liabilities(3)	1,840	267	510	492	571
Total Contractual Cash Obligations(4)	$1,134,426	$103,018	$197,494	$643,399	$190,515

(1)	Excludes the unamortized debt issuance costs and original issue discount.

(2)
Includes estimated future minimum purchase obligation related to transload service agreements and transportation service agreements. As of December 31, 2015, we accrued $1.9 million in shortfall fees under these service agreements.

(3)	Includes estimated future minimum royalty payments provided for under our mineral leases.

(4)
The above table excludes discounted asset retirement obligations in the amount of $12.3 million at December 31, 2015, the majority of which have a settlement date beyond 2025, as well as indemnification for surety bonds issued on our behalf discussed in Note R - Obligations Under Guarantees to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Environmental Matters
We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. We may also from time to time incur fines and penalties associated with noncompliance with such laws and regulations. In particular, on September 8, 2011 we voluntarily disclosed potential violations of air emission permits at our Rockwood, Michigan facility to the EPA and the Michigan Department of Environmental Quality, and while no proceedings have been instituted at this time by either agency we could incur penalties or be subject to other requirements in the future as a result of such potential violations. As of December 31, 2015, we had $12.3 million accrued for future reclamation costs, as compared to $11.3 million as of December 31, 2014.
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
Impairment of Long-Lived Assets
We periodically evaluate whether current events or circumstances indicate that the carrying value of our long-lived assets, including property, plant and mine development, goodwill, trade names and customer relationships, to be held and used may not be recoverable. An estimate of future cash flows may be produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. A detailed determination of the fair value may be carried forward from one year to the next if certain criteria have been met. We report an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.
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
Employee Benefit Plans
We provide a range of benefits to our employees and retired employees, including pensions and post-retirement healthcare and life insurance benefits. We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions, including discount rates, assumed rates of returns, compensation increases, turnover rates, mortality table, and healthcare cost trend rates. We review the actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As required by U.S. generally accepted accounting principles, the effect of the modifications is generally recorded or amortized over future periods. We believe that the assumptions utilized in recording our obligations under the plans, which are presented in Note P to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, are reasonable based on advice from our actuaries and information as to assumptions used by other employers.
Equity-Based Compensation Expense
We recognize equity-based compensation expense in our consolidated statements of income using a fair value based method. Stock option fair value methods use a valuation model for shorter-term, market-traded financial instruments to theoretically value stock option grants even though they are not available for trading and are of longer duration. The Black-Scholes option-pricing model that we use includes the input of certain variables that are dependent on future expectations, including the expected lives of our options from grant date to exercise date, the volatility of our underlying common shares in the market over that time period, and the rate of dividends that we will pay during that time. Our estimates of these variables are made for the purpose of using the valuation model to determine an expense for each reporting period and are not subsequently adjusted. Additionally, we recognize expense related to the estimated vesting of our performance share units granted. The estimated vesting of the performance share units is principally based on the probability of achieving certain financial performance levels during the vesting periods. Unlike most of our expenses, the resulting equity-based compensation expense's impact on earnings is a non-cash charge that is never measured by, or adjusted based on, a cash outflow.
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
Market Risk
We are exposed to certain market risks, which exist as a part of our ongoing business operations. Such risks arise from adverse changes in market rates, prices and conditions. We address such market risks as discussed in "How We Generate Our Sales" in Item 7 of this Form 10-K, Management's Discussion and Analysis of Financial Condition and Results of Operations.
Interest Rate Risk
We are exposed to interest rate risk arising from adverse changes in interest rates. As of December 31, 2015, we have $491.7 million of debt outstanding under our senior credit facility. Assuming that LIBOR is greater than the 1.0% minimum base rate on the Term Loan, a hypothetical increase or decrease in interest rates by 1.0% would have changed our interest expense by $3.0 million, $1.3 million, $0.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.
We use interest rate derivatives in the normal course of our business to manage both our interest cost and the risks associated with changing interest rates. We do not use derivatives for trading or speculative purposes. The following table summarizes the fair value of our derivative instruments at December 31, 2015 and 2014:

		December 31, 2015			December 31, 2014
	Maturity Date	Contract/Notional Amount	Carrying Amount	Fair Value	Contract/Notional Amount		Carrying Amount	Fair Value
Interest rate cap agreement(1)	2016	$252 million	$—	$—	$188	million	$5	$5

(1)	Agreements limit the LIBOR floating interest rate base to 4%.
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
The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:
U.S. SILICA HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
U.S. Silica Holdings, Inc.
We have audited the accompanying consolidated balance sheets of U.S. Silica Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Silica Holdings, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2016 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Baltimore, Maryland
February 24, 2016

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$277,077	$263,066
Short-term investments	21,849	75,143
Accounts receivable, net	58,706	120,881
Inventories, net	65,004	66,712
Prepaid expenses and other current assets	9,921	9,267
Deferred income taxes, net	—	22,295
Income tax deposits	6,583	746
Total current assets	439,140	558,110
Property, plant and mine development, net	561,196	565,755
Goodwill	68,647	68,647
Trade names	14,474	14,914
Customer relationships, net	6,453	6,984
Other assets	18,709	12,317
Total assets	$1,108,619	$1,226,727
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$49,631	$85,781
Dividends payable	3,453	6,805
Accrued liabilities	11,708	17,911
Accrued interest	58	60
Current portion of long-term debt	3,330	3,329
Current portion of deferred revenue	15,738	26,771
Total current liabilities	83,918	140,657
Long-term debt	488,375	491,757
Liability for pension and other post-retirement benefits	55,893	59,932
Deferred revenue	59,676	64,722
Deferred income taxes, net	19,513	49,749
Other long-term obligations	17,077	16,094
Total liabilities	724,452	822,911
Stockholders’ Equity:
Preferred stock	—	—
Common stock	539	539
Additional paid-in capital	194,670	191,086
Retained earnings	220,974	232,551
Treasury stock, at cost	(15,845)	(542)
Accumulated other comprehensive loss	(16,171)	(19,818)
Total stockholders’ equity	384,167	403,816
Total liabilities and stockholders’ equity	$1,108,619	$1,226,727
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share amounts)
Sales	$642,989	$876,741	$545,985
Cost of goods sold (excluding depreciation, depletion and amortization)	495,066	566,584	348,567
Operating expenses
Selling, general and administrative	62,777	88,971	49,759
Depreciation, depletion and amortization	58,474	45,019	36,418
	121,251	133,990	86,177
Operating income	26,672	176,167	111,241
Other income (expense)
Interest expense	(27,283)	(18,202)	(15,341)
Early extinguishment of debt	—	—	(480)
Other income, net, including interest income	728	758	597
	(26,555)	(17,444)	(15,224)
Income before income taxes	117	158,723	96,017
Income tax benefit (expense)	11,751	(37,183)	(20,761)
Net income	$11,868	$121,540	$75,256
Earnings per share:
Basic	$0.22	$2.26	$1.42
Diluted	$0.22	$2.24	$1.41
Weighted average shares outstanding:
Basic	53,344	53,719	53,035
Diluted	53,601	54,296	53,409
Dividends declared per share	$0.44	$0.50	$0.38
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net income	$11,868	$121,540	$75,256
Other comprehensive income:
Unrealized gain (loss) on derivatives (net of tax of $34, ($32) and $66 for 2015, 2014, and 2013, respectively)	53	(55)	103
Unrealized gain (loss) on investments (net of tax of $29, ($8) and ($17) for 2015, 2014, and 2013, respectively)	47	(14)	(27)
Pension and other post-retirement benefits liability adjustment (net of tax of $2,469, ($9,678) and $6,419 for 2015, 2014, and 2013, respectively)	3,547	(15,732)	10,082
Comprehensive income	$15,515	$105,739	$85,414
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total
	Common	Treasury	Paid-In	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
	(in thousands)
Balance at January 1, 2013	$529	$(970)	$163,579	$82,731	$(14,175)	$231,694
Net income	—	—	—	75,256	—	75,256
Unrealized gain on derivatives	—	—	—	—	103	103
Unrealized loss on short-term investments	—	—	—	—	(27)	(27)
Pension and post-retirement liability	—	—	—	—	10,082	10,082
Cash dividend declared ($0.375 per share)	—	—	—	(20,009)	—	(20,009)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	3,039	—	—	3,039
Excess tax benefit from equity compensation	—	—	1,380	—	—	1,380
Proceeds from options exercised	5	1,136	6,801	—	—	7,942
Shares withheld for employee taxes related to
vested restricted stock and stock units	—	(166)	—	—	—	(166)
Balance at December 31, 2013	534	—	174,799	137,978	(4,017)	309,294
Net income	—	—	—	121,540	—	121,540
Unrealized loss on derivatives	—	—	—	—	(55)	(55)
Unrealized loss on short-term investments	—	—	—	—	(14)	(14)
Pension and post-retirement liability	—	—	—	—	(15,732)	(15,732)
Cash dividend declared ($0.500 per share)	—	—	—	(26,967)	—	(26,967)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	7,487	—	—	7,487
Excess tax benefit from equity compensation	—	—	3,813	—	—	3,813
Proceeds from options exercised	4	572	4,987	—	—	5,563
Shares withheld for employee taxes related to
vested restricted stock and stock units	1	(615)	—	—	—	(614)
Repurchase of common stock	—	(499)	—	—	—	(499)
Balance at December 31, 2014	539	(542)	191,086	232,551	(19,818)	403,816
Net income	—	—	—	11,868	—	11,868
Unrealized gain on derivatives	—	—	—	—	53	53
Unrealized gain on short-term investments	—	—	—	—	47	47
Pension and post-retirement liability	—	—	—	—	3,547	3,547
Cash dividend declared ($0.438 per share)	—	—	—	(23,445)	—	(23,445)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	3,857	—	—	3,857
Proceeds from options exercised	—	744	(271)	—	—	473
Shares withheld for employee taxes related to
vested restricted stock and stock units	—	(792)	(2)	—	—	(794)
Repurchase of common stock	—	(15,255)	—	—	—	(15,255)
Balance at December 31, 2015	$539	$(15,845)	$194,670	$220,974	$(16,171)	$384,167
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Operating activities:
Net income	$11,868	$121,540	$75,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	58,474	45,019	36,418
Debt issuance amortization	1,401	912	680
Original issue discount amortization	382	272	209
Early extinguishment of debt	—	—	480
Deferred income taxes	(10,473)	(2,442)	(1,889)
Gain (loss) on disposal of property, plant and equipment	383	222	(162)
Deferred revenue	(16,079)	(8,508)	(4,855)
Equity-based compensation	3,857	7,487	3,039
Excess tax benefit from equity-based compensation	—	(3,813)	(1,380)
Bad debt provision	(290)	10,200	1,330
Other	(5,257)	367	(2,186)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	62,465	(48,976)	(16,972)
Inventories	1,708	34	(24,377)
Prepaid expenses and other current assets	(708)	(2,158)	(2,959)
Income taxes	(5,837)	2,063	(18,179)
Accounts payable and accrued liabilities	(42,353)	51,357	1,385
Accrued interest	(2)	15	39
Liability for pension and other post-retirement benefits	1,953	(2,180)	574
Net cash provided by operating activities	61,492	171,411	46,451
Investing activities:
Capital expenditures	(53,646)	(92,609)	(60,470)
Purchase of short-term investments	—	—	(75,000)
Proceeds from sales and maturities of short-term investments	53,568	—	—
Acquisition of business, net of cash acquired	—	(98,317)	—
Proceeds from sale of property, plant and equipment	127	20	357
Net cash provided by (used in) investing activities	49	(190,906)	(135,113)
Financing activities:
Dividends paid	(26,797)	(26,871)	(13,300)
Repurchase of common stock	(15,255)	(499)	—
Proceeds from options exercised	473	5,563	7,942
Excess tax benefit from equity-based compensation	—	3,813	1,380
Tax payments related to shares withheld for vested restricted stock and stock units	(794)	(614)	(166)
Advances from customers	—	100,000	—
Issuance of long-term debt	—	134,325	373,792
Repayment of long-term debt	(5,093)	(3,750)	(257,976)
Prepayment penalties	—	—	(250)
Principal payments on capital lease obligations	—	(132)	(744)
Financing fees	(64)	(2,871)	(4,051)
Net cash provided by (used in) financing activities	(47,530)	208,964	106,627
Net increase in cash and cash equivalents	14,011	189,469	17,965
Cash and cash equivalents, beginning of period	263,066	73,597	55,632
Cash and cash equivalents, end of period	$277,077	$263,066	$73,597
Non-cash financing activities:
Capital lease obligations incurred to acquire assets	$—	$—	$744
Supplemental cash flow information:
Cash paid during the period for:
Interest	$21,729	$15,920	$14,716
Taxes, net of refunds	$4,568	$37,637	$40,760
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A—ORGANIZATION
U.S. Silica Holdings, Inc. (“Holdings,” and together with its subsidiaries “we,” “us” or the “Company”) is a domestic producer of commercial silica, a specialized mineral that is a critical input into a variety of end markets. During our 115 year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver products to customers across these markets. We manufacture frac sand used to stimulate and maintain the flow of hydrocarbons in oil and natural gas wells. Our silica is also used as a raw material in a wide range of industrial applications, including glassmaking and chemical manufacturing. We operate in two business segments: (1) Oil & Gas Proppants and (2) Industrial & Specialty Products (see Note S - Segment Reporting for additional details).
On July 31, 2014, we completed our acquisition of Cadre Services, Inc. ("Cadre"), a regional sand mining company based in Voca, Texas, for approximately $98.3 million in cash. (See Note D - Business Combinations).
NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The accompanying Consolidated Financial Statements (the “Financial Statements”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, all adjustments necessary for a fair presentation of the Financial Statements have been included. Such adjustments are of a normal, recurring nature. We have reclassified certain immaterial amounts in the prior years’ assets section of the consolidated balance sheets, operating activities section and financing activities section of the consolidated statement of cash flows to conform to the current year presentation.
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
Revenue is recognized from a sale when persuasive evidence of an arrangement exists, the price is fixed and determinable, the product has been delivered or legal title has been transferred to the customer and collection of the sales is reasonably assured. Amounts received from customers in advance of revenue recognition are deferred as liabilities.
We primarily sell our products under short-term price agreements or at prevailing market rates. For a limited number of customers, we sell under long-term, competitively-bid take-or-pay supply agreements. As of December 31, 2015, we had seven take-or-pay supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2016 and 2019. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that we must provide and the price that we will charge that our customers will pay for each product. Prices under these agreements are generally fixed and subject to upward adjustment in response to certain cost increases. Some of these existing agreements are under active negotiations regarding pricing and volume requirements, which may often occur in volatile market conditions. While these negotiations continue, we may deliver sand at prices or at volumes below the requirements in our existing take-or-pay supply agreements.
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
Checks we issued but have not cleared our bank accounts frequently result in book overdraft balances. In 2015, we changed the presentation of book overdraft from being classified as a liability to a reduction to our cash and cash equivalents. As a result of this change, the amount of cash and cash equivalents was reduced by the book overdraft amounts as of December 31, 2015, 2014 and 2013 was $6.7 million, $4.2 million and $4.7 million, respectively.
Accounts Receivable
The majority of our accounts receivable are due from companies in the oil and natural gas drilling, glass, building products, filler and extenders, foundries and other major industries. Our ten largest customers accounted for approximately 56%, 57%, and 52% of sales in the years ended December 31, 2015, 2014 and 2013, respectively. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. Ongoing credit evaluations are performed. We write-off accounts receivable when they are deemed uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.
Inventories
Inventories include raw stockpiles and silica and other industrial sand available for shipment, as well as spare parts and supplies for routine facility maintenance. We value inventory at the lower of cost or market. Cost is determined using the first-in, first-out and average cost methods. Costs of our raw stockpiles and silica and other industrial sand inventories include production costs and transportation and additional service costs as applicable.
Property, Plant and Mine Development
Plant and equipment
Plant and equipment is recorded at cost and depreciated over their estimated useful lives. Interest incurred during construction of facilities is capitalized and depreciated over the life of the asset. Costs for normal repairs and maintenance that do not extend economic life or improve service potential are expensed as incurred. Costs of improvements that extend economic life or improve service potential are capitalized and depreciated over the estimated remaining useful life.
Depreciation is recorded using the straight-line method over the assets’ estimated useful life as follows: buildings (15 years); land improvements (10 years); machinery and equipment, including computer equipment and software (3-10 years); furniture and fixtures (8 years). Leasehold improvements are depreciated over the shorter of the asset life or lease term. Construction-in-progress is primarily comprised of machinery and equipment, which has not yet been placed in service.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mining property and development
Mining property and development includes mineral deposits and mine exploration and development. Mineral deposits are initially recognized at cost, which approximates the estimated fair value on the date of purchase. Mine exploration and development costs include engineering and mineral studies, drilling and other related costs to delineate an ore body, and the removal of overburden to initially expose an ore body for production. Costs incurred before mineralization are classified as proven and probable reserves are expensed and classified as exploration or advanced projects, research and development expense. Capitalization of mine development project costs, that meet the definition of an asset, begins once mineralization is classified as proven and probable reserves.
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
Depletion and amortization of mineral deposits and mine development costs are recorded as the minerals are extracted, based on units of production and engineering estimates of mineable reserves. The impact of revisions to reserve estimates is recognized on a prospective basis.
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
In connection with our annual review of our reclamation obligations, we have determined that some of our estimates required revision due primarily to the additions of new plant and transload facilities and other changes in cost estimates and settlement dates at various sites. These additions and changes in estimates resulted in an additional $0.2 million and $2.0 million of asset retirement obligations in 2015 and 2014, respectively.
Our asset retirement obligations are reported in other long-term obligations. The changes in these obligations (in thousands) during the year ending December 31, 2015 and 2014 are as follows:

	2015	2014
Beginning balance	$11,283	$9,378
Payments	—	(782)
Accretion	812	676
Additions and revisions of prior estimates	159	2,011
Ending balance	$12,254	$11,283

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment or Disposal of Property, Plant and Mine Development
Gains on the sale of property, plant and mine development are included in income when the assets are disposed of provided there is more than reasonable certainty of the collectability of the sales price and any future activities required to be performed by us relating to the disposal of the assets are complete or insignificant. Upon retirement or disposal of assets, all costs and related accumulated depreciation or amortization are written-off.
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
Goodwill and Other Intangible Assets and Related Impairment
Our intangible assets consist of goodwill, which is not being amortized; indefinite lived intangibles, which consist of certain trade names that are not subject to amortization; and customer relationships, which are being amortized on a straight-line basis over their useful life of 20 or 15 years. As of December 31, 2015, the gross carrying amount of the customer relationships intangible asset was $9.5 million with accumulated amortization of $3.0 million. As of December 31, 2015, the weighted average remaining useful life of our customer relationships was 13.0 years. The estimated annual amortization in each of the next five years is $0.5 million.
Goodwill represents the excess of purchase price over the fair value of net assets from business acquisitions including the Cadre acquisition in 2014. Goodwill and trade names are reviewed for impairment annually as of October 31 or more frequently whenever events or circumstances change that would more likely than not reduce the fair value of those assets. Prior to conducting a formal impairment test, we have an option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If the qualitative assessment determines that an impairment is more likely than not, or if we choose to bypass the qualitative assessment, we perform a quantitative comparison of the fair value with the carrying amount, including goodwill. If this comparison reflects impairment, then the loss would be measured as the excess of recorded goodwill, or other intangible assets with indefinite lives, over its implied fair value. Implied fair value is the excess of our fair value over the fair value of all recognized and unrecognized assets and liabilities.
The evaluation of goodwill and trade names for possible impairment includes estimating our fair value using discounted cash flows and multiples of cash earnings valuation techniques, plus valuation comparisons to similar businesses. These valuations require us to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. Although we believe that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions. In light of recent market conditions, we decided to bypass the qualitative test and perform a quantitative test as of October 31, 2015, our annual testing date. The results of that test enable us to conclude that the fair value of the reporting unit exceeds its carrying value as of December 31, 2015.
Debt Issuance Costs
Debt issuance costs consist of loan origination costs, which are being amortized using the effective interest method over the term of the related debt principal. Amortization included in interest expense was $1.4 million, $0.9 million and $0.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Self-Insurance
We are self-insured for various levels of employee health insurance coverage, workers’ compensation and third party product liability claims alleging occupational disease. We purchase insurance coverage for claim amounts which exceed our self-insured retentions. Depending on the type of insurance, these self-insured retentions range from $0.1 million to $0.5 million per occurrence. Our insurance reserves are accrued based on estimates of the ultimate cost of claims expected to occur during the covered period. The current portion of our self-insurance reserves is included in accrued liabilities and the non-current portion is included in other long-term obligations in our Balance Sheets. For both December 31, 2015 and 2014, our self-insurance reserves totaled $5.7 million, and $1.8 million was classified as current.
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
The restricted award related compensation expense is recognized, on a straight-line basis, over the vesting period of each separately vesting portion. The fair value of the restricted stock awards is equal to the market price of our stock at date of grant. We recognize expense related to the estimated vesting of our performance share units granted. The estimated vesting of the performance share units is principally based on the probability of achieving certain financial performance levels during the vesting periods.
The options vest on a vesting schedule and the related compensation expense is recognized over the vesting period of each separately vesting portion, usually over 3 or 4 years. In calculating the compensation expense for options granted, we estimate the fair value of each grant using the Black-Scholes option-pricing model. The weighted-average fair value per share of options granted during the years ended December 31, 2015, 2014 and 2013 was $13.11, $19.37 and $10.03 respectively. The fair value of stock options granted have been calculated based on the exercise price of the option and the following assumptions, which are evaluated and revised, as necessary, to reflect market conditions and experience.

	Weighted-average
	Year ended December 31,
	2015	2014	2013
Risk-free interest rate	1.68%	1.81%	1.12%
Expected volatility	48%	45%	45%
Expected term	6.25 years	6.25 years	6.25 years
Expected dividend yield	1%	1%	0%
Expected forfeiture rate	0%	0%	0%
Our expected forfeiture rate is the estimated percentage of options granted that are expected to be forfeited or canceled on an annual basis before becoming fully vested. We have assumed that there will be no forfeitures due to the fact that we do not have adequate historical forfeiture data on which to base the assumption.
Our expected term is the period of time over which the options are expected to remain outstanding. An increase in the expected term will increase compensation expense. The computation of the expected term is based on the simplified method as our stock options are standard options and we have limited recent history of exercise data. Under the simplified method, the expected term is presumed to be the mid-point between the average vesting date and the end of the contractual term.
The assumptions for expected volatility are based on historical experience for the same periods as our expected lives. Risk-free interest rates are set using grant-date U.S. Treasury yield curves for the same periods as our expected lives. The expected dividend yield is based on our future dividend expectations for the same periods as our expected lives.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Earnings per Share
Basic and diluted earnings per share is presented for net income. Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed similarly to basic earnings per common share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. In accordance with the applicable accounting guidance for calculating earnings per share, we did not include in our calculation of diluted earnings per share for the applicable periods stock options where the exercise prices were greater than the average market prices. The weighted-average stock options (in thousands) that are antidilutive and are therefore excluded from the calculation of diluted earnings per common share are:

	For the Year Ended December 31,
	2015	2014	2013
Weighted-average outstanding stock options excluded	528	33	175
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
We typically invest in highly-rated securities, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment’s cost basis. As of December 31, 2015, and 2014, we considered any losses in our short-term investment portfolio to be temporary in nature and did not consider any of our investments other-than-temporarily impaired.
Financial Instruments
We currently use interest rate hedge agreements to manage interest costs and the risk associated with changing interest rates. Amounts to be paid or received under these hedge agreements are accrued as interest rates change and are recognized over the life of the hedge agreements as an adjustment to interest expense. Our policy is to not hold or issue derivative financial instruments for trading or speculative purposes. When entered into, these financial instruments are designated as hedges of underlying exposures, associated with our long-term debt and are monitored to determine if they remain effective hedges. Gains and losses on derivatives designated as cash flow hedges are recorded in other comprehensive income net of tax and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of all hedges, if any, is recognized currently in income. Additional disclosures for derivative instruments are presented in Note M to these financial statements.
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. The new standard will become effective beginning with the first quarter 2017 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. We are currently evaluating the impact of adopting this new guidance on the consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest, which simplifies presentation of debt issuance costs. The new standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The new standard will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued. We have elected to adopt the standard early and have presented debt issuance costs as a direct deduction from the carrying amount of debt on our Balance Sheets as of December 31, 2015 and December 31, 2014.
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
In November 2015, the FASB issued ASU 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes, which will require the presentation of deferred tax liabilities and asset be classified as non-current on balance sheets. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted for all entities as of the beginning of an interim or annual reporting period. We have elected to early adopt this guidance prospectively as of December 31, 2015. The adoption only impacted deferred tax presentation on our Balance Sheets and related disclosure. No prior periods were retrospectively adjusted.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C—CAPITAL STRUCTURE AND ACCUMULATED COMPREHENSIVE INCOME
Common Stock
Our Amended and Restated Certificate of Incorporation, authorizes up to 500,000,000 shares of common stock, par value of $0.01. Subject to the rights of holders of any series of preferred stock, all of the voting power of the stockholders of Holdings shall be vested in the holders of the common stock. There were 53,390,136 shares of common stock issued and outstanding at December 31, 2015. As of December 31, 2014, there were 53,902,475 shares issued and outstanding.
In 2015, our Board of Directors declared quarterly cash dividends as follows:

Dividends per Common Share	Declaration Date	Record Date	Payable Date
$0.125	February 12, 2015	March 16, 2015	April 3, 2015
$0.125	May 8, 2015	June 15, 2015	July 6, 2015
$0.125	July 24, 2015	September 15, 2015	October 2, 2015
$0.0625	November 9, 2015	December 15, 2015	January 5, 2016
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
There are no shares of preferred stock issued or outstanding at December 31, 2015 and 2014. At present, we have no plans to issue any preferred stock.
Share Repurchase Program
We are authorized by our Board of Directors to repurchase shares of our outstanding common stock on the open market or in privately negotiated transactions. As of December 31, 2015, we are authorized to repurchase up to $50 million of our common stock through December 11, 2016. Stock repurchases will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. Under our share repurchase program, as of December 31, 2015, we have repurchased 706,093 shares of our common stock at an average price of $23.83 and are authorized to repurchase up to an additional $33.2 million of our common stock.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists of fair value adjustments associated with cash flow hedges and accumulated adjustments for net experience losses and prior service cost related to employee benefit plans. The following table presents the changes in accumulated other comprehensive income by component (in thousands) during the year ended December 31, 2015:

	For the Year Ended December 31, 2015
	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on short-term investments	Pension and other post- retirement benefits liability	Total
Beginning Balance	$(134)	$(41)	$(19,643)	$(19,818)
Other comprehensive income before reclassifications	—	47	1,788	1,835
Amounts reclassed from accumulated other comprehensive income	53	—	1,759	1,812
Ending Balance	$(81)	$6	$(16,096)	$(16,171)
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
The table below represents the tangible and identifiable intangible assets and liabilities based on management’s assessment of the acquisition date fair value of the assets acquired and liabilities assumed (in thousands):

Accounts receivable	$6,898
Inventory	2,534
Other current assets	174
Fixed assets (net)	73,138
Deferred tax assets (net)	13,966
Accounts payable, accrued expenses and other liabilities	(4,389)
Net tangible assets acquired	92,321
Customer relationships	1,274
Trade name	4,478
Goodwill	244
Preliminary purchase price, net of cash acquired	$98,317
The following table summarizes the allocation of identifiable intangible assets (in thousands) resulting from the acquisition:

	Useful Lives	Value
Customer relationships	15 years	$1,274
Trade name	Indefinite	4,478
Total intangible assets		$5,752

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Adjusted Summary
The results of Cadre’s operations have been included in the consolidated financial statements subsequent to the acquisition date.
The following unaudited pro forma consolidated financial information reflects the combined results of operations (in thousands, except per share amounts) as if the Cadre acquisition had occurred on January 1, 2013, after giving effect to certain purchase accounting adjustments. This information does not purport to be indicative of the actual results that would have occurred if the acquisition had actually been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company:

	For the Year Ended December 31,
	2014	2013
Sales	$901,916	$578,453
Net income	126,960	76,361
Basic earnings per share	2.36	1.44
Diluted earnings per share	$2.34	$1.43
NOTE E—ACCOUNTS RECEIVABLE
At December 31, 2015 and 2014, accounts receivable (in thousands) consisted of the following:

	At December 31,
	2015	2014
Trade receivables	$64,821	$128,498
Less: Allowance for doubtful accounts	(7,686)	(10,429)
Net trade receivables	57,135	118,069
Other receivables	1,571	2,812
Total accounts receivable	$58,706	$120,881
The $60.9 million decrease in trade receivables is mainly driven by a decrease in sales for the year ended December 31, 2015.
Changes in our allowance for doubtful accounts (in thousands) during the years ended December 31, 2015 and 2014 are as follows:

	Allowance for Doubtful Accounts
	2015	2014
Balance at January 1,	$10,429	$2,376
Bad debt provision net of recoveries	(290)	10,200
Write-offs	(2,453)	(2,147)
Balance at December 31,	$7,686	$10,429
NOTE F—INVENTORIES
At December 31, 2015 and 2014, inventories (in thousands) consisted of the following:

	At December 31,
	2015	2014
Supplies	$18,029	$17,528
Raw materials and work in process	18,113	12,562
Finished goods	28,862	36,622
Total inventories	$65,004	$66,712

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G—PROPERTY, PLANT AND MINE DEVELOPMENT
At December 31, 2015 and 2014, property, plant and mine development (in thousands) consisted of the following:

	At December 31,
	2015	2014
Mining property and mine development	$222,439	$197,824
Asset retirement cost	9,889	9,559
Land	30,322	28,443
Land improvements	37,791	35,322
Buildings	51,280	47,149
Machinery and equipment	360,817	323,618
Furniture and fixtures	1,917	1,599
Construction-in-progress	56,130	78,997
	770,585	722,511
Accumulated depletion, depreciation and amortization	(209,389)	(156,756)
Total property, plant and mine development, net	$561,196	$565,755
During 2015, we wrote off $1.1 million of equipment due to discontinuation of certain industrial and specialty products. This amount is included in the depreciation, depletion and amortization expense on our Income Statements. The amount of interest costs capitalized in property, plant and equipment was $0.5 million, $1.4 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we hold no assets under a capital lease obligation.
NOTE H—ACCRUED LIABILITIES
At December 31, 2015 and 2014, accrued liabilities (in thousands) consisted of the following:

	At December 31,
	2015	2014
Accrued salaries and wages	$1,309	$3,144
Accrued vacation liability	2,593	2,616
Current portion of liability for pension and post-retirement benefits	1,505	1,530
Accrued healthcare liability	1,830	1,745
Accrued property taxes and sales taxes	1,940	2,737
Other accrued liabilities	2,531	6,139
Total accrued liabilities	$11,708	$17,911
Other accrued liabilities consist of accrued transportation and related costs, customer rebates, royalties payable, and other items.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I—DEBT
At December 31, 2015 and 2014, debt (in thousands) consisted of the following:

	December 31, 2015	December 31, 2014
Senior secured credit facility:
Revolver expiring July 23, 2018 (5% at December 31, 2015 and 4.75% December 31, 2014)	$—	$—
Term loan facility—final maturity July 23, 2020 (4% - 4.5% at December 31, 2015 and 4% - 5.25% at December 31, 2014)	499,275	504,375
Less: Unamortized original issue discount	(1,696)	(2,078)
Less: Unamortized debt issuance cost	(5,874)	(7,211)
Total debt	491,705	495,086
Less: current portion	(3,330)	(3,329)
Total long-term portion of debt	$488,375	$491,757
Revolving Line-of-Credit
We have a $50 million revolving line-of-credit (the "Revolver"), with zero drawn and $3.3 million allocated for letters of credit as of December 31, 2015, leaving $46.7 million available under the Revolver.
Debt Maturities
At December 31, 2015, contractual maturities of long-term debt (in thousands) are as follows:

2016	$5,100
2017	5,100
2018	5,100
2019	5,100
2020	478,875
Thereafter	—
$499,275
On July 23, 2013, we refinanced our then existing senior secured debt by amending our senior secured term loan facility (the “Term Loan”) and replacing our then existing revolving line-of-credit. The Term Loan amendment refinanced our then existing senior debt by entering into a new $425 million senior secured credit facility, consisting of a $375 million Term Loan and the $50 million Revolver that may also be used for swingline loans (up to $5 million) or letters of credit (up to $20 million). The Term Loan amendment also, among other things, removed and amended certain financial and other covenants to provide additional operating flexibility, and lowered interest rates on borrowed amounts. The existing revolving line-of-credit was terminated. The Term Loan will expire on July 23, 2020 and the Revolver will expire on July 23, 2018. As a result of refinancing our Term Loan and replacing our revolving line-of-credit, we expensed $1.8 million of costs, consisting of $1.3 million related to third party fees in selling, general, and administrative expenses and $0.5 million related to early extinguishment of debt.
 On December 5, 2014, we further increased our Term Loan by an additional $135 million to a total of approximately $502 million in accordance with the incremental borrowing feature in our senior secured credit facility.
Our senior secured credit facility is secured by substantially all of our assets and a pledge of the equity interests in certain of our subsidiaries. The facility contains covenants that, among other things, govern our ability to create, incur or assume indebtedness and liens, to make acquisitions or investments, to pay dividends and to sell assets. The facility also requires us to maintain a consolidated total net leverage ratio of no more than 3.75:1.00 as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 25% of the Revolver commitment. As of December 31, 2015 and December 31, 2014, we are in compliance with all covenants in accordance with our senior secured credit facility.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J—DEFERRED REVENUE
On July 3, 2014, we received an advance of $100.0 million from a customer under a supply agreement which gives the customer the right to purchase certain products for a fixed price at certain volumes. The customer has an unsecured promissory note related to this deposit, which has been recorded as deferred revenue in the Balance Sheets. The unused portion of the deposit has a stated interest rate of 4.9% compounded quarterly. The deposit obligation and related interest are reduced as shipments occur with a portion of the sales price being received in cash and a smaller non-cash portion reducing first any accrued interest and then, to the extent available, any outstanding deposit. We can, through December 31, 2019, repay the unused deposit obligation at any time without penalty.
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
Cash Equivalents
Due to the short-term maturity, we believe our cash equivalent instruments at December 31, 2015 and 2014 approximate their reported carrying values.
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
Although we have determined that the majority of the inputs used to value our derivatives fall with Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default of ourselves and our counterparties. However, as of December 31, 2015, we have assessed that the impact of the credit valuation adjustments on the overall valuation of our derivative positions is not significant. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with the fair value hierarchy, the following table presents the fair value as of December 31, 2015 and 2014, respectively, of those assets (in thousands) that we measure at fair value on a recurring basis:

	December 31, 2015			December 31, 2014
	Level 1	Level 2	Total	Level 1	Level 2	Total
Short-term investments	$1	$21,848	$21,849	$666	$74,477	$75,143
Interest rate derivatives	—	—	—	—	5	5
Net asset	$1	$21,848	$21,849	$666	$74,482	$75,148
NOTE L—SHORT-TERM INVESTMENTS
We have segregated funds into designated accounts with investment brokers who manage our short-term investment portfolio. Those funds are held on an available-for-sale basis and are therefore reported at fair value on the balance sheet. The following table summarizes our available-for-sale short-term investments (in thousands):

	Aggregate Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Money market mutual funds	$666	$—	$—	$666
Fixed income securities:
Certificates of deposit	29,233	—	(23)	29,210
Commercial paper	10,187	7	(2)	10,192
Corporate notes and bonds	12,076	—	(29)	12,047
Government agencies	16,681	4	(17)	16,668
U.S. Treasuries	2,151	—	(4)	2,147
Variable rate demand obligations	4,213	—	—	4,213
Total available-for-sale investments	$75,207	$11	$(75)	$75,143

December 31, 2015
Money market mutual funds	$1	$—	$—	$1
Fixed income securities:
Certificates of deposit	10,535	—	(3)	10,532
Commercial paper	5,689	19	—	5,708
Corporate notes and bonds	2,006	—	—	2,006
Government agencies	3,598	4	—	3,602
Total available-for-sale investments	$21,829	$23	$(3)	$21,849

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M—DERIVATIVE INSTRUMENTS
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
The following table summarizes the fair value of our derivative instruments (in thousands). See Note K - Fair Value Accounting for additional disclosures regarding the estimated fair values of our derivative instruments at December 31, 2015, and 2014.

		December 31, 2015				December 31, 2014
	Maturity Date	Contract/Notional Amount		Carrying Amount	Fair Value	Contract/Notional Amount		Carrying Amount	Fair Value
Interest rate cap agreement(1)	2016	$252	million	$—	$—	$188	million	$5	$5

(1) Agreements limit the LIBOR floating interest rate base to 4%.
We have designated these contracts as qualified cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings. During the year ended December 31, 2015 and 2014, we had no ineffectiveness for such contracts.
The following table summarizes the effect of derivatives instruments (in thousands) on our income statements and our consolidated statements of comprehensive income for the years ended December 31, 2015, 2014 and 2013.

	2015	2014	2013
Deferred losses from derivatives in OCI, beginning of period	$(134)	$(79)	$(182)
Loss recognized in OCI from derivative instruments	—	(65)	(82)
Loss reclassified from Accumulated OCI	53	10	185
Deferred losses from derivatives in OCI, end of period	$(81)	$(134)	$(79)
NOTE N—EQUITY-BASED COMPENSATION
In July 2011, we adopted the U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan (the “2011 Plan”), which was amended and restated in May 2015. The 2011 Plan provides for grants of stock options, stock appreciation rights, restricted stock and other incentive-based awards. We believe our 2011 Plan aligns the interests of our employees and directors with those of our common stockholders. At December 31, 2015, we have 5,990,943 shares of common stock which may be issued under the 2011 Plan.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options
The following table summarizes the status of and changes in our stock option grants during the year ended December 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2014	983,054	$22.42
Granted	401,873	30.14
Exercised	(27,893)	16.91
Forfeited	(49,967)	30.06
Outstanding at December 31, 2015	1,307,067	24.61	7.54 years
Exercisable at December 31, 2015	587,798	$17.71	6.34 years
The total intrinsic value of stock options exercised was $0.4 million, $10.9 million and $5.9 million for the years ended December 31, 2015, 2014 and 2013 respectively. Cash received from options exercised in 2015 was $0.5 million. The actual tax benefit realized for the tax deductions from option exercises totaled $0.0 million, $4.2 million, and $2.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
We recognized $3.4 million, $1.9 million, and $2.0 million of equity-based compensation expense related to these options during the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, there was $7.0 million of total unrecognized compensation expense related to these options, which is expected to be recognized over a weighted-average period of approximately 2.4 years.
Restricted Awards
Restricted awards include restricted stock, restricted stock units and performance share units. The following table summarizes the status of and changes in our unvested restricted stock awards during the year ended December 31, 2015:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2014	380,750	$26.55
Granted	507,131	27.46
Vested	(91,127)	27.14
Forfeited	(120,701)	23.86
Unvested, December 31, 2015	676,053	$27.63
We recognized $0.5 million, $5.5 million and $1.0 million of equity-based compensation expense related to these restricted stock awards during the years ended December 31, 2015, 2014 and 2013 respectively. As of December 31, 2015, there was $7.5 million of total unrecognized compensation expense related to these restricted stock awards, which is expected to be recognized over a period of 2.2 years.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O—COMMITMENTS AND CONTINGENCIES
Future Minimum Annual Commitments at December 31, 2015

Amounts in thousands Year ending December 31,	Operating Lease Minimum Rental Payments	Minimum Purchase Commitments
2016	$44,933	$30,660
2017	46,820	18,711
2018	57,382	16,072
2019	52,371	12,374
2020	48,631	4,258
Thereafter	156,040	14,850
Total future lease and purchase commitments	$406,177	$96,925
Operating Leases
We are obligated under certain operating leases for railroad cars, office space, mining property, mining/processing equipment and transportation and other equipment. Certain operating lease agreements include options to purchase the equipment for fair market value at the end of the original lease term. In general, the above leases include renewal options and provide that we pay for all utilities, insurance, taxes and maintenance. Expense related to operating leases and rental agreements for the years ended December 31, 2015, 2014 and 2013 totaled approximately $47.2 million, $32.6 million and $16.3 million, respectively. As of December 31, 2015, we have no obligations under a capital lease.
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
Other Commitments and Contingencies
Our operating subsidiary, U.S. Silica Company (“U.S. Silica”), has been named as a defendant in various product liability claims alleging silica exposure causing silicosis. U.S. Silica was not named as a defendant in any claims during the year ended December 31, 2015. U.S. Silica was named a defendant in one claim filed in 2014 and three claims filed in 2013. As of December 31, 2015, there were 75 active silica-related products liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, it is not reasonably possible that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations that exceeds the accrual amounts.
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
We have recorded estimated liabilities for these claims in other long-term obligations as well as estimated recoveries under the indemnity agreement and an estimate of future recoveries under insurance in other assets on our consolidated balance sheets. As of both December 31, 2015 and 2014, other non-current assets included $0.3 million for insurance for third-party products liability claims. As of December 31, 2015 and 2014, other long-term obligations included $1.5 million and $1.6 million, respectively, in third-party products claims liability.
Additionally, during 2015, we received an unfavorable ruling in an arbitration proceeding as a result of exiting a toll manufacturing contract. The matter was settled and the settlement amount of $6.5 million was paid on June 9, 2015, which was included in selling, general and administrative expense in our Income Statement for the year ended December 31, 2015.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P—PENSION AND POST-RETIREMENT BENEFITS
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
We maintain a Voluntary Employees’ Beneficiary Association trust that will be used to partially fund health care benefits for future retirees. Benefits are funded to the extent contributions are tax deductible, which under current legislation is limited. In general, retiree health benefits are paid as covered expenses are incurred.
Net pension benefit cost (in thousands) consisted of the following for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
Service cost—benefits earned during the period	$1,295	$1,080	$1,280
Interest cost	4,813	4,811	4,198
Expected return on plan assets	(5,498)	(5,146)	(5,061)
Net amortization and deferral	2,665	1,037	1,904
Net pension benefit costs	$3,275	$1,782	$2,321
Net post-retirement cost (in thousands) consisted of the following for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
Service cost—benefits earned during the period	$176	$151	$193
Interest cost	1,074	1,030	947
Expected return on plan assets	(1)	(4)	(4)
Net amortization and deferral	281	—	87
Net post-retirement costs	$1,530	$1,177	$1,223

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in benefit obligations and plan assets (in thousands), as well as the funded status (in thousands) of our pension and post-retirement plans at December 31, 2015 and 2014 are as follows:

	Pension Benefits		Post-retirement Benefits
	2015	2014	2015	2014
Benefit obligation at January 1,	$122,336	$99,828	$28,289	$22,261
Service cost	1,295	1,080	176	151
Interest cost	4,813	4,811	1,074	1,030
Actuarial (gain) loss	(7,492)	22,163	(3,631)	5,340
Benefits paid	(6,106)	(6,017)	(1,288)	(996)
Amendments	574	471	—	—
Other	—	—	471	503
Benefit obligation at December 31,	$115,420	$122,336	$25,091	$28,289
Fair value of plan assets at January 1,	$90,897	$85,367	$19	$51
Actual return on plan assets	(2,100)	6,937	(2)	3
Employer contributions	2,025	4,610	864	492
Benefits paid	(6,106)	(6,017)	(1,288)	(996)
Other	—	—	424	469
Fair value of plan assets at December 31,	$84,716	$90,897	$17	$19
Plan assets less than benefit obligations at December 31 recognized as liability for pension and other post-retirement benefits	$(30,704)	$(31,439)	$(25,074)	$(28,270)
The accumulated benefit obligation for the defined benefit pension plans, which excludes the assumption of future salary increases, totaled $115.3 million and $122.0 million at December 31, 2015 and 2014, respectively.
The amendments in 2015 and 2014 reflect plan changes including increases in the benefit multiplier for certain participants and allowing eligible salaried and non-union hourly participants to have the option to receive a lump sum form of payment under certain conditions and specific benefit increases at several plant facilities, respectively.
We also sponsor unfunded, nonqualified pension plans. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for these plans were $1.6 million, $1.6 million and $0.0 million at December 31, 2015 and $1.7 million, $1.7 million and $0.0 million at December 31, 2014. Future estimated annual benefit payments (in thousands) for pension and post-retirement benefit obligations at December 31, 2015 are as follows:

	Benefits
		Post-retirement
	Pension	Before Medicare Subsidy	After Medicare Subsidy
2016	$6,580	$1,505	$1,382
2017	6,870	1,522	1,397
2018	7,079	1,495	1,369
2019	7,294	1,542	1,412
2020	7,391	1,628	1,495
2021-2025	38,190	8,926	8,226
Our best estimate of expected contributions to the pension and post-retirement medical benefit plans for the 2016 fiscal year are $0.0 million and $1.4 million, respectively.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost (in thousands) during the year ended December 31, 2016 are as follows:

	Benefits
	Pension	Post-retirement	Total
Net actuarial loss	$1,294	$—	$1,294
Prior service cost	333	—	333
	$1,627	$—	$1,627
The total amounts in accumulated other comprehensive income related to net actuarial loss, net of tax, for both plans was $14.1 million and $17.7 million as of December 31, 2015 and 2014, respectively. The total amounts in accumulated other comprehensive income related to prior service cost, net of tax, for both plans, was $1.8 million and $1.6 million as of December 31, 2015 and 2014, respectively.
The following weighted-average assumptions were used to determine our obligations under the plans:

	Pension Benefits		Post-retirement Benefits
	2015	2014	2015	2014
Discount rate	4.5%	4.1%	4.5%	4.1%
Long-term rate of compensation increase	3.5%	3.5%	N/A	N/A
Long-term rate of return on plan assets	7.0%	7.0%	7.0%	7.0%
Health care cost trend rate:
Pre-65 initial rate/ultimate rate	N/A	N/A	7.8%/5.0%	7.5%/5.0%
Pre-65 ultimate year	N/A	N/A	—	—
Post-65 initial rate/ultimate rate	N/A	N/A	9.0%/5.0%	7.0%/5.0%
Post-65 ultimate year	N/A	N/A	2024/2025	2022
The discount rate reflects the expected long-term rates of return with maturities comparable to payments for the plan obligations utilizing Aon Hewitt's AA Only Above Medium Curve, rounded down to the next 0.05%.
Beginning in 2016, we will change the method utilized to estimate the service cost and interest cost components of net periodic benefit costs for our defined benefit pension and other post-retirement benefit plans. Historically, we estimated the service cost and interest cost components using a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We will now elect to use a spot rate approach in the estimation of these components of benefit cost by applying the specific rates along the yield curve to the relevant projected cash flows, as we believe this provides a better estimate of service and interest costs. We consider this a change in estimate and, accordingly, will account for it prospectively starting in 2016. This change does not affect the measurement of our total benefit obligation.
Mortality table used for pension benefits and post-retirement benefits plans are the following:

	Pension Benefits and Post-retirement Benefits
	2015	2014
Healthy lives	RP-2014 mortality table, adjusted back to 2006 base rates, with generational mortality improvements using Scale MP-2015	RP-2014 employee and healthy annuitant mortality table with generational mortality improvements using Scale MP-2014
Disabled lives	RP-2014 disabled retiree mortality table, adjusted back to 2006 base rates, with generational mortality improvements using Scale MP-2015	RP-2014 disabled retiree mortality table with generational mortality improvements using Scale MP-2014

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	One-Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost	$173	$(143)
Effect on post-retirement benefit obligation	3,186	(2,674)
The major investment categories and their relative percentage of the fair value of total plan assets as invested at December 31, 2015, and 2014 are as follows:

	Pension Benefits		Post-retirement Benefits
	2015	2014	2015	2014
Equity securities	58.1%	57.4%	52.5%	45.3%
Debt securities	40.0%	40.5%	35.3%	30.1%
Cash	1.9%	2.1%	12.2%	24.6%
The fair values of the pension plan assets (in thousands) at December 31, 2015, by asset category, are as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$1,635	$—	$1,635
Mutual funds:
Diversified emerging markets	6,890	—	—	6,890
Foreign large blend	13,111	—	—	13,111
Large-cap blend	16,855	—	—	16,855
Mid-cap blend	7,769	—	—	7,769
Real estate	4,369	—	—	4,369
Fixed income securities:
Corporate notes and bonds	22,559	—	—	22,559
Government agencies	607	—	—	607
U.S. Treasuries	5,384	—	—	5,384
Mortgage-backed securities	—	3,111	—	3,111
Asset-backed securities	—	2,375	—	2,375
Insurance policies	—	—	51	51
Net asset	$77,544	$7,121	$51	$84,716
The fair values of the pension plan assets (in thousands) at December 31, 2014, by asset category, are as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,897	$—	$—	$1,897
Mutual funds:
Diversified emerging markets	8,136	—	—	8,136
Foreign large blend	13,216	—	—	13,216
Large-cap blend	19,662	—	—	19,662
Long-term bonds	36,782	—	—	36,782
Mid-cap blend	6,293	—	—	6,293
Real estate	4,844	—	—	4,844
Insurance policies	—	—	67	67
Net asset	$90,830	$—	$67	$90,897
We contribute to three multiemployer defined benefit pension plans under the terms of collective-bargaining agreements for union-represented employees. A multiemployer plan is subject to collective bargaining for employees of two or more unrelated

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
A summary of each multiemployer pension plan for which we participate is presented below:

Pension Fund	EIN/ Pension Plan No.	Pension Protection Act Zone Status(1)		FIP/RP Status Pending/ Implemented	Company Contributions (in thousands)			Surcharge Imposed	Expiration Date of CBA
		2015	2014		2015	2014	2013
LIUNA	52-6074345/001	Red	Red	Yes	$182	$149	$124	Yes	5/31/2017
IUOE	36-6052390/001	Green	Green	No	29	28	22	No	7/29/2018
CSSS(2)	36-6044243/001	Red	Red	Yes	51	51	51	NA	NA

(1)	The Pension Protection Act of 2006 defines the zone status as follows: green—healthy, yellow—endangered, orange—seriously endangered and red—critical.

(2)	In 2011, we withdrew from the Central States, Southeast and Southwest Areas Pension Plan. The withdrawal liability of $1.0 million will be paid in monthly installments of $4,000 until 2031.
Our contributions to individual multiemployer pension funds did not exceed 5% of the fund’s total contributions in any of the three years ended December 31, 2015. Additionally, our contributions to multiemployer post-retirement benefit plans were immaterial for all periods presented in the accompanying consolidated financial statements.
We also sponsor a defined contribution plan covering certain employees. We contribute to the plan in two ways. For certain employees not covered by the defined benefit plan, we make a contribution equal to 4% of their salary. We also contribute an employee match of 25 cents, based on financial performance, for each dollar contributed by an employee, up to 8% of their earnings. For certain employees, we make a profit sharing match up to 75 cents, based on financial performance, for each dollar contributed up to 8% of their earnings. Finally, for some employees, we make a catch-up match of 25 cents for each dollar of catch-up contributions. Contributions were $2.8 million, $2.1 million and $1.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expense or benefit for income taxes (in thousands) consisted of the following for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
Current:
Federal	$(170)	$(34,790)	$(20,819)
State	1,448	(4,835)	(1,831)
	$1,278	$(39,625)	$(22,650)
Deferred:
Federal	7,439	(308)	1,453
State	3,034	2,750	436
	$10,473	$2,442	$1,889
Income tax benefit (expense)	$11,751	$(37,183)	$(20,761)
Deferred tax assets and liabilities are recognized for the estimated future tax effects, based on enacted tax laws, of temporary differences between the values of assets and liabilities recorded for financial reporting and for tax purposes and of net operating loss and other carry forwards.
The tax effects of the types of temporary differences and carry forwards that gave rise to deferred tax assets and liabilities (in thousands) at December 31, 2015 and 2014 consisted of the following:

	At December 31,
	2015	2014
Gross deferred tax assets:
State tax credits and net operating loss carry forward	$39,280	$25,042
Pension and post-retirement benefit costs	22,577	24,788
Alternative minimum tax credit carry forward	19,049	18,819
Property, plant and equipment	6,657	6,580
Accrued expenses	3,765	8,237
Inventories	6,425	5,366
Third-party products liability	568	636
Stock-based compensation expense	3,365	3,019
Other	5,373	8,457
Total deferred tax assets	$107,059	$100,944
Gross deferred tax liabilities:
Land and mineral property basis difference	$(63,488)	$(65,217)
Fixed assets and depreciation	(54,913)	(53,383)
Intangible assets	(8,049)	(8,587)
Other	(122)	(1,211)
Total deferred tax liabilities	$(126,572)	$(128,398)
Net deferred tax liabilities	(19,513)	(27,454)
Less: Net current deferred tax assets	—	22,295
Net long-term deferred tax liabilities	$(19,513)	$(49,749)
We have federal net operating loss carry forwards of approximately $105.0 million at December 31, 2015. The losses will expire in years 2027 through 2035. Approximately $69.0 million of the losses are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be fully realized.
At December 31, 2015 and 2014, we have an alternative minimum tax credit carry forward of approximately $19.0 million and $18.8 million, respectively. The credit carry forward may be carried forward indefinitely to offset any excess of regular tax liability over alternative minimum tax liability subject to certain limitations.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At the end of each reporting period as presented, there were no material amounts of interest and penalties recognized in the statement of operations or balance sheets. We have no material unrecognized tax benefits or any known material tax contingencies at December 31, 2015 or December 31, 2014 and do not expect this to change significantly within the next twelve months. Tax returns filed with the IRS for the years 2012 through 2014 along with tax returns filed with numerous state entities remain subject to examination.
Excess tax benefits from equity-based compensation are credited to stockholders’ equity. The excess tax benefits credited to stockholders’ equity were $0.0 million, $3.8 million, and $1.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The income tax expense or benefit (in thousands) differed from the amount that would be provided by applying the U.S. federal statutory rate for the years ended December 31, 2015, 2014 and 2013 due to the following:

	Years Ended December 31,
	2015	2014	2013
Income tax benefit (expense) computed at U.S. federal statutory rate	$(41)	$(55,533)	$(33,606)
Decrease (increase) resulting from:
Statutory depletion	8,918	15,548	10,595
Prior year tax return reconciliation	393	1,018	1,786
State income taxes, net of federal benefit	1,370	(3,416)	(2,332)
Domestic production deduction	—	3,911	2,327
Other, net	1,111	1,309	469
Income tax benefit (expense)	$11,751	$(37,163)	$(20,761)
The largest permanent item in computing both our effective tax rate and taxable income is the deduction allowed for statutory depletion. The deduction for statutory depletion does not necessarily change proportionately to changes in income before income taxes.
NOTE R—OBLIGATIONS UNDER GUARANTEES
We have indemnified Travelers Casualty and Surety Company of America (“Travelers”) against any loss Travelers may incur in the event that holders of surety bonds, issued on behalf of us by Travelers, execute the bonds. As of December 31, 2015, Travelers had $10.2 million in bonds outstanding for us. The majority of these bonds ($9.9 million) relate to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to such indefinite purposes as licenses, permits, and tax collection.
NOTE S—SEGMENT REPORTING
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
An operating segment’s performance is primarily evaluated based on segment contribution margin, which excludes certain corporate costs not associated with the operations of the segment. These corporate costs are separately stated below and include costs that are related to functional areas such as operations management, corporate purchasing, accounting, treasury, information technology, legal and human resources. We believe that segment contribution margin, as defined above, is an appropriate measure for evaluating the operating performance of its segments. However, this measure should be considered in addition to, not a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles. The other accounting policies of each of the two reporting segments are the same as those in Note B - Summary of Significant Accounting Policies.
In the Oil & Gas Proppants segment, we serve the oil and gas recovery market providing fracturing sand, or “frac sand,” which is pumped down oil and natural gas wells to prop open rock fissures and increase the flow rate of natural gas and oil from the wells.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Industrial & Specialty Products segment consists of over 250 products and materials used in a variety of industries including, container glass, fiberglass, specialty glass, flat glass, building products, fillers and extenders, foundry products, chemicals, recreation products and filtration products.
The following table presents sales and segment contribution margin (in thousands) for the reporting segments and other operating results not allocated to the reported segments for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
Sales:
Oil & Gas Proppants	$430,435	$662,770	$347,439
Industrial & Specialty Products	212,554	213,971	198,546
Total sales	$642,989	$876,741	$545,985
Segment contribution margin:
Oil & Gas Proppants	$88,928	$256,137	$145,916
Industrial & Specialty Products	70,137	61,102	56,983
Total segment contribution margin	$159,065	$317,239	$202,899
Operating activities excluded from segment cost of goods sold	(11,142)	(7,082)	(5,481)
Selling, general and administrative	(62,777)	(88,971)	(49,759)
Depreciation, depletion and amortization	(58,474)	(45,019)	(36,418)
Interest expense	(27,283)	(18,202)	(15,341)
Early extinguishment of debt	—	—	(480)
Other income, net, including interest income	728	758	597
Income before income taxes	$117	$158,723	$96,017
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

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE T—UNAUDITED SUPPLEMENTARY DATA
The following table sets forth our unaudited quarterly consolidated statements of operations (in thousands, except per share data) for each of the four quarters in the years ended December 31, 2015 and 2014. This unaudited quarterly information has been prepared on the same basis as our annual audited financial statements and includes all adjustments, consisting only of normal recurring adjustments that are necessary to present fairly the financial information for the fiscal quarters presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015:	(Unaudited)
Sales	$203,958	$147,511	$155,408	$136,112
Cost of goods sold (excluding depreciation, depletion and amortization)	138,653	117,200	122,599	116,614
Operating expenses
Selling, general and administrative	26,961	6,575	13,559	15,682
Depreciation, depletion and amortization	13,243	13,695	15,158	16,378
	$40,204	$20,270	$28,717	$32,060
Operating income (loss)	25,101	10,041	4,092	(12,562)
Other income (expense)
Interest expense	(6,836)	(6,928)	(6,684)	(6,835)
Other income (expense), net, including interest income	11	498	309	(90)
	$(6,825)	$(6,430)	$(6,375)	$(6,925)
Income (loss) before income taxes	18,276	3,611	(2,283)	(19,487)
Income tax benefit (expense)	(3,453)	6,342	4,695	4,167
Net income (loss)	$14,823	$9,953	$2,412	$(15,320)
Earnings (loss) per share, basic	$0.28	$0.19	$0.05	$(0.29)
Earnings (loss) per share, diluted	$0.27	$0.18	$0.04	$(0.29)
Weighted average shares outstanding, basic	53,416	53,303	53,321	53,323
Weighted average shares outstanding, diluted	53,869	53,857	53,742	53,520
Dividends declared per share	$0.13	$0.13	$0.13	$0.06

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014:	(Unaudited)
Sales	$180,095	$205,801	$241,256	$249,589
Cost of goods sold (excluding depreciation, depletion and amortization)	126,770	132,417	149,697	157,700
Operating expenses
Selling, general and administrative	15,445	19,267	18,600	35,659
Depreciation, depletion and amortization	9,589	10,341	12,425	12,664
	$25,034	$29,608	$31,025	$48,323
Operating income	28,291	43,776	60,534	43,566
Other income (expense)
Interest expense	(3,808)	(4,013)	(4,950)	(5,431)
Other income, net, including interest income	38	221	120	379
	$(3,770)	$(3,792)	$(4,830)	$(5,052)
Income before income taxes	24,521	39,984	55,704	38,514
Income tax expense	(6,150)	(11,330)	(14,427)	(5,276)
Net income	$18,371	$28,654	$41,277	$33,238
Earnings per share, basic	$0.34	$0.53	$0.77	$0.62
Earnings per share, diluted	$0.34	$0.53	$0.76	$0.61
Weighted average shares outstanding, basic	53,505	53,733	53,801	53,838
Weighted average shares outstanding, diluted	54,054	54,262	54,393	54,340
Dividends declared per share	$0.13	$0.13	$0.13	$0.13

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE U—SUBSEQUENT EVENTS
On January 5, 2016, we paid a cash dividend of $0.0625 per share to common stockholders of record on December 15, 2015, as had been declared by our Board of Directors on November 9, 2015.
On February 18, 2016, our Board of Directors declared a quarterly cash dividend of $0.0625 per share to common stockholders of record at the close of business on March 16, 2016, payable on April 3, 2016.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As noted in the COSO framework, an internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance to management and the Board of Directors regarding achievement of an entity's financial reporting objectives. Based upon the evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2015.
Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2015, as stated in their report below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
U.S. Silica Holdings, Inc.
We have audited the internal control over financial reporting of U.S. Silica Holdings, Inc. a Delaware corporation and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated February 24, 2016 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Baltimore, Maryland
February 24, 2016

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to directors and corporate governance will be set forth under “Proposal No. 1: Election of Directors” in the 2016 Proxy Statement and incorporated herein by reference.
The information required by this item with respect to executive officers of U.S. Silica, pursuant to instruction 3 of paragraph (b) of Item 401 of Regulation S-K, is set forth following Part I, Item 1 of this Annual Report on Form 10-K under “Executive Officers of the Registrant”.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item will be set forth under “Executive and Director Compensation” and “Report of Compensation Committee” in the 2016 Proxy Statement and incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management will be set forth under “Stock Ownership” in the 2016 Proxy Statement and incorporated herein by reference.
The information required by Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is furnished as a separate item captioned “Securities Authorized for Issuance Under Equity Compensation Plans” included in Part II, Item 5 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth under “Transactions with Related Persons” and “Determination of Independence” in the 2016 Proxy Statement and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be set forth under “Ratification of Grant Thornton LLP as Independent Registered Public Accounting Firm for 2016” in the 2016 Proxy Statement and incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this report:

a)	Consolidated Financial Statements
The Consolidated Financial Statements, together with the report thereon of Grant Thornton LLP, dated February 24, 2016, are included as part of Item 8, “Financial Statements and Supplementary Data.”

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of February, 2016.

U.S. Silica Holdings, Inc.

/s/ BRYAN A. SHINN
Name: Bryan A. Shinn
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ BRYAN A. SHINN	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2016
Bryan A. Shinn

/S/ DONALD A. MERRIL	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2016
Donald A. Merril

/S/ CHARLES SHAVER	Chairman of the Board	February 24, 2016
Charles Shaver

/S/ DANIEL AVRAMOVICH	Director	February 24, 2016
Daniel Avramovich

/S/ PETER BERNARD	Director	February 24, 2016
Peter Bernard

/S/ WILLIAM J. KACAL	Director	February 24, 2016
William J. Kacal

/S/ J. MICHAEL STICE	Director	February 24, 2016
J. Michael Stice

S-1

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of U.S. Silica Holdings, Inc., effective January 31, 2012.	8-K	001-35416	3.1	February 6, 2012
3.2	Second Amended and Restated Bylaws of U.S. Silica Holdings, Inc., effective January 31, 2012.	8-K	001-35416	3.2	February 6, 2012
3.3	Certificate of Change of Registered Agent and/or Registered Office.	8-K	001-35416	3.1	May 11, 2015
4.1	Specimen Common Stock Certificate.	S-1/A	333-175636	4.1	December 7, 2011
10.1	Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of July 23, 2013, by and among USS Holdings, Inc. as Parent, U.S. Silica Company as Company, the Subsidiary Guarantors listed therein as Subsidiary Guarantors, the Lenders listed therein as Lenders and BNP Paribas as Administrative Agent.	8-K	001-35416	10.10	July 29, 2013
10.2+	Employment Agreement, dated as of March 22, 2012, by and between U.S. Silica Company and Bryan A. Shinn.	8-K	001-35416	10.11	March 22, 2012
10.3+	Amended and Restated 2011 Incentive Compensation Plan.	8-K	001-35416	10.1	May 11, 2015
10.4+	Form of Incentive Stock Option Agreement.	S-1/A	333-175636	10.15	August 29, 2011
10.5+	Form of Restricted Stock Agreement.	S-1/A	333-175636	10.16	August 29, 2011
10.6+	Form of Nonqualified Stock Option Agreement.	S-1/A	333-175636	10.17	August 29, 2011
10.7+	Form of Stock Appreciation Rights Agreement.	S-1/A	333-175636	10.18	August 29, 2011
10.8+	Form of Restricted Stock Unit Agreement.	S-1/A	333-175636	10.19	August 29, 2011
10.9+	Form of Performance Share Unit Agreement.	10-K	001-35416	10.12	February 26, 2014
10.10	Form of Indemnification Agreement.	S-1/A	333-175636	10.20	December 29, 2011
10.11+	Letter Agreement, dated as of December 27, 2011, by and between William J. Kacal and U.S. Silica Holdings, Inc.	S-1/A	333-175636	10.24	December 29, 2011
10.12+	Letter Agreement, dated April 27, 2012, by and between Peter Bernard and U.S. Silica Holdings, Inc.	8-K	001-35416	10.10	May 1, 2012
10.13+	Letter Agreement, dated October 8, 2013, by and between J. Michael Stice and U.S. Silica Holdings, Inc.	8-K	001-35416	10.10	October 11, 2013
10.14+	Letter Agreement, dated March 20, 2014, by and between Daniel Avramovich and U.S. Silica Holdings, Inc.	8-K	001-35416	10.10	March 21, 2014
10.15+	Amendment No. 1 dated July 25, 2014 to Restricted Stock Agreement dated November 6, 2012 with Bryan A. Shinn.	8-K	001-35416	10.10	July 30, 2014
10.16+	Omnibus Amendment dated July 25, 2014 to Award Agreements with Bryan A. Shinn.	8-K	001-35416	10.2	July 30, 2014
0.01	Joinder Agreement to Second Amended and Restated Credit Agreement, dated as of December 5, 2014.	8-K	001-35416	10.1	December 11, 2014
10.18+	Form of Nonqualified Stock Option Agreement.	10-K	001-35416	10.2	February 25, 2015
21.1*	List of subsidiaries of U.S. Silica Holdings, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification by Bryan A. Shinn, Chief Executive Officer.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification by Donald A. Merril, Chief Financial Officer.
32.1*	Section 1350 Certification by Bryan A. Shinn, Chief Executive Officer.
32.2*	Section 1350 Certification by Donald A. Merril, Chief Financial Officer.

E-1

95.1*	Mine Safety Disclosure
99.1*	Consent of PropTester, Inc.
101*	101.INS XBRL Instance
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