Form 10-Q
period 2016-03-31
U.S. SILICA HOLDINGS, INC.
filed 2016-04-27
CIK 1524741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 25, 2016, 63,501,408 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

U.S. Silica Holdings, Inc.
FORM 10-Q
For the Quarter Ended March 31, 2016

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$463,395	$277,077
Short-term investments	6,840	21,849
Accounts receivable, net	59,078	58,706
Inventories, net	67,091	65,004
Prepaid expenses and other current assets	10,375	9,921
Income tax deposits	939	6,583
Total current assets	607,718	439,140
Property, plant and mine development, net	553,005	561,196
Goodwill	68,647	68,647
Trade names	14,474	14,474
Customer relationships, net	6,329	6,453
Other assets	18,127	18,709
Total assets	$1,268,300	$1,108,619
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$45,394	$49,631
Dividends payable	3,339	3,453
Accrued liabilities	11,547	11,708
Accrued interest	57	58
Current portion of long-term debt	3,333	3,330
Current portion of deferred revenue	7,216	15,738
Total current liabilities	70,886	83,918
Long-term debt	487,540	488,375
Liability for pension and other post-retirement benefits	60,600	55,893
Deferred revenue	66,948	59,676
Deferred income taxes, net	9,770	19,513
Other long-term obligations	17,563	17,077
Total liabilities	713,307	724,452
Stockholders’ Equity:
Preferred stock	—	—
Common stock	639	539
Additional paid-in capital	379,336	194,670
Retained earnings	207,040	220,974
Treasury stock, at cost	(13,323)	(15,845)
Accumulated other comprehensive loss	(18,699)	(16,171)
Total stockholders’ equity	554,993	384,167
Total liabilities and stockholders’ equity	$1,268,300	$1,108,619
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Sales	$122,510	$203,958
Cost of goods sold (excluding depreciation, depletion and amortization)	106,751	138,653
Operating expenses
Selling, general and administrative	15,503	26,961
Depreciation, depletion and amortization	14,556	13,243
	30,059	40,204
Operating income (loss)	(14,300)	25,101
Other income (expense)
Interest expense	(6,643)	(6,836)
Other income, net, including interest income	1,790	11
	(4,853)	(6,825)
Income (loss) before income taxes	(19,153)	18,276
Income tax benefit (expense)	8,493	(3,453)
Net income (loss)	$(10,660)	$14,823
Earnings (loss) per share:
Basic	$(0.20)	$0.28
Diluted	$(0.20)	$0.28
Weighted average shares outstanding:
Basic	54,470	53,416
Diluted	54,470	53,869
Dividends declared per share	$0.06	$0.13
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$(10,660)	$14,823
Other comprehensive income (loss):
Unrealized gain on derivatives (net of tax of $21and $2 for the three months ended March 31, 2016 and 2015, respectively)	35	3
Unrealized gain (loss) on investments (net of tax of $(3) and $22 for the three months ended March 31, 2016 and 2015, respectively)	(5)	35
Pension and other post-retirement benefits liability adjustment (net of tax of $(1,541) and $(235) for the three months ended March 31, 2016 and 2015, respectively)	(2,558)	(379)
Comprehensive income (loss)	$(13,188)	$14,482
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited; dollars in thousands, except per share amounts)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2015	$539	$(15,845)	$194,670	$220,974	$(16,171)	$384,167
Net loss	—	—	—	(10,660)	—	(10,660)
Issuance of common stock (common stock offering at $20 per share, net of issuance costs of $13,798)	100	—	186,102	—	—	186,202
Unrealized gain on derivatives, net of tax	—	—	—	—	35	35
Unrealized loss on short-term investments, net of tax	—	—	—	—	(5)	(5)
Pension and post-retirement liability, net of tax	—	—	—	—	(2,558)	(2,558)
Cash dividend declared ($0.0625 per share)	—	—	—	(3,274)	—	(3,274)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	1,906	—	—	1,906
Net tax effect	—	—	(343)	—	—	(343)
Proceeds from options exercised	—	37	(15)	—	—	22
Shares withheld for employee taxes related to vested restricted stock and stock units	—	1,416	(1,915)	—	—	(499)
Issuance of restricted stock	—	1,069	(1,069)	—	—	—
Balance at March 31, 2016	$639	$(13,323)	$379,336	$207,040	$(18,699)	$554,993
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income (loss)	$(10,660)	$14,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	14,556	13,243
Debt issuance amortization	348	352
Original issue discount amortization	96	96
Deferred income taxes	(8,563)	(3,101)
Deferred revenue	(1,250)	(5,498)
Gain (loss) on disposal of property, plant and equipment	8	(32)
Equity-based compensation	1,906	2,090
Excess tax benefit from equity-based compensation	—	(6)
Bad debt provision	150	3,183
Other	653	(552)
Changes in operating assets and liabilities:
Accounts receivable	(522)	21,343
Inventories	(2,087)	1,677
Prepaid expenses and other current assets	(454)	(1,512)
Income taxes	5,644	5,742
Accounts payable and accrued liabilities	(4,398)	(33,071)
Accrued interest	(1)	—
Liability for pension and other post-retirement benefits	820	1,007
Net cash provided by (used in) operating activities	(3,754)	19,784
Investing activities:
Capital expenditures	(6,068)	(13,377)
Maturities of short-term investments	15,020	—
Proceeds from sale of property, plant and equipment	58	72
Net cash provided by (used in) investing activities	9,010	(13,305)
Financing activities:
Dividends paid	(3,388)	(6,758)
Repurchase of common stock	—	(15,255)
Issuance of common stock	200,000	—
Common stock issuance costs	(13,798)	—
Proceeds from options exercised	22	43
Excess tax benefit from equity-based compensation	—	6
Tax payments related to shares withheld for vested restricted stock	(499)	(443)
Repayment of long-term debt	(1,275)	(1,275)
Financing fees	—	(64)
Net cash provided by (used in) financing activities	181,062	(23,746)
Net increase (decrease) in cash and cash equivalents	186,318	(17,267)
Cash and cash equivalents, beginning of period	277,077	263,066
Cash and cash equivalents, end of period	$463,395	$245,799
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$5,298	$5,529
Taxes, net of refunds	$(5,574)	$805
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The accompanying Condensed Consolidated Financial Statements (the “Financial Statements”) of U.S. Silica Holdings, Inc. (“Holdings,” and together with its subsidiaries “we,” “us” or the “Company”) included in this Quarterly Report on Form 10-Q, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). They do not contain certain information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015; therefore, the interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of the Financial Statements have been included. Such adjustments are of a normal, recurring nature. We have reclassified certain immaterial amounts in the prior years’ operating activities section of the consolidated statement of cash flows to conform to the current year presentation. These reclassifications had no effect on previously reported net cash flows from operations.
In order to make this report easier to read, we refer throughout to (i) our Condensed Consolidated Balance Sheets as our “Balance Sheets,” (ii) our Condensed Consolidated Statements of Operations as our “Income Statements,” and (iii) our Condensed Consolidated Statements of Cash Flows as our “Cash Flows.”
Unaudited Interim Financial Statements
The accompanying Balance Sheet as of March 31, 2016; the Income Statements, Condensed Consolidated Statements of Comprehensive Income and Cash Flows for the three months ended March 31, 2016 and 2015; the Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2016; and other information disclosed in the related notes are unaudited. The Balance Sheet as of December 31, 2015 was derived from our audited consolidated financial statements as included in our 2015 Annual Report.
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
Recently Issued Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update, Improvements to Employee Share-Based Payment Accounting, which simplifies the income tax consequences, accounting for forfeitures and classification on the Statements of Cash Flows. This Update is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years; early application is permitted. We are currently evaluating the effect that the new guidance will have on our financial statements and related disclosures.
In February 2016, the FASB issued an Accounting Standards Update, Leases, which supersedes the existing lease guidance and requires all leases with a term greater than 12 months to be recognized on the balance sheet as assets and obligations.  This Update is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; early application is permitted. This standard mandates a modified retrospective transition method. We are currently evaluating the effect that the new guidance will have on our financial statements and related disclosures.
On July 22, 2015, the FASB issued Accounting Standards Update, Simplifying the Measurement of Inventory. The new standard requires an entity to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The new standard will not apply to inventories that are measured using either the last-in, first-out (LIFO) method or the retail inventory method. This Update is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years; early application is permitted. We have elected to adopt the standard early effective January 1, 2016 prospectively and have measured our inventory at the lower of cost and net realizable value on our Balance Sheet as of March 31, 2016.
NOTE B—CAPITAL STRUCTURE AND ACCUMULATED COMPREHENSIVE INCOME
Common Stock
Our Amended and Restated Certificate of Incorporation authorizes up to 500,000,000 shares of common stock, par value of $0.01. Subject to the rights of holders of any series of preferred stock, all of the voting power of the stockholders of Holdings shall be vested in the holders of the common stock.
In March 2016, we completed a public offering of 10,000,000 shares of our common stock for total cash proceeds of approximately $186.2 million net of underwriting discounts and offering costs. There were 63,481,699 shares of common stock issued and outstanding at March 31, 2016. As of March 31, 2015, there were 53,374,963 shares issued and outstanding.
During the three months ended March 31, 2016, our Board of Directors declared quarterly cash dividends as follows:

Dividends per Common Share	Declaration Date	Record Date	Payable Date
$0.06	February 22, 2016	March 15, 2016	April 5, 2016
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
There were no shares of preferred stock issued or outstanding at either March 31, 2016 or December 31, 2015. At present, we have no plans to issue any preferred stock.
Employee Stock Awards
We grant stock options, restricted stock, restricted stock units and performance share units to our employees and directors under the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan. The weighted-average stock awards (in thousands) that are antidilutive and are therefore excluded from the calculation of our diluted earnings per common share are:

	Three Months Ended March 31,
	2016	2015
Weighted-average outstanding stock options excluded	1,306	306
Weighted-average outstanding restricted stock awards excluded	367	27

Share Repurchase Program
We are authorized by our Board of Directors to repurchase shares of our outstanding common stock from time to time on the open market or in privately negotiated transactions. As of March 31, 2016, we are authorized to repurchase up to $50 million of our common stock through December 11, 2016. Stock repurchases, if any, will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. Under our share repurchase program, as of March 31, 2016, we have repurchased 706,093 shares of our common stock at an average price of $23.83 and are authorized to repurchase up to an additional $33.2 million of our common stock.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income (loss) consists of fair value adjustments associated with cash flow hedges and accumulated adjustments for net experience losses and prior service cost related to employee benefit plans. The following table presents the changes in accumulated other comprehensive income by component during the three months ended March 31, 2016:

	For the Three Months Ended March 31, 2016
	Unrealized gain/(loss) on cash flow hedges	Unrealized gain/(loss) on short-term investments	Pension and other post-retirement benefits liability	Total
Beginning Balance	$(81)	$6	$(16,096)	$(16,171)
Other comprehensive income (loss) before reclassifications	—	(5)	(2,947)	(2,952)
Amounts reclassed from accumulated other comprehensive income	35	—	389	424
Ending Balance	$(46)	$1	$(18,654)	$(18,699)
Amounts reclassified from accumulated other comprehensive income (loss) related to cash flow hedges category are included in interest expense in our Income Statements and amounts reclassified related to pension and other post-retirement benefits liability category are included in the computation of net periodic pension costs, respectively, at before tax amounts.
NOTE C—ACCOUNTS RECEIVABLE
At March 31, 2016 and December 31, 2015, accounts receivable (in thousands) consisted of the following:

	March 31, 2016	December 31, 2015
Trade receivables	$65,279	$64,821
Less: Allowance for doubtful accounts	(7,503)	(7,686)
Net trade receivables	57,776	57,135
Other receivables	1,302	1,571
Total accounts receivable	$59,078	$58,706
Changes in our allowance for doubtful accounts (in thousands) during the three months ended March 31, 2016 are as follows:

March 31, 2016
Beginning balance	$7,686
Bad debt provision net of recoveries	150
Write-offs	(333)
Ending balance	$7,503

NOTE D—INVENTORIES
At March 31, 2016 and December 31, 2015, inventories (in thousands) consisted of the following:

	March 31, 2016	December 31, 2015
Supplies	$18,114	$18,029
Raw materials and work in process	16,493	18,113
Finished goods	32,484	28,862
Total inventories	$67,091	$65,004
NOTE E—PROPERTY, PLANT AND MINE DEVELOPMENT
At March 31, 2016 and December 31, 2015, property, plant and mine development (in thousands) consisted of the following:

	March 31, 2016	December 31, 2015
Mining property and mine development	$222,427	$222,439
Asset retirement cost	9,887	9,889
Land	30,322	30,322
Land improvements	37,972	37,791
Buildings	51,280	51,280
Machinery and equipment	368,353	360,817
Furniture and fixtures	1,917	1,917
Construction-in-progress	53,867	56,130
	776,025	770,585
Accumulated depletion, depreciation and amortization	(223,020)	(209,389)
Total property, plant and mine development, net	$553,005	$561,196
The amount of interest costs capitalized in property, plant and equipment was $90 and $42 for the three months ended March 31, 2016 and 2015 respectively.
NOTE F—DEBT
At March 31, 2016 and December 31, 2015, debt (in thousands) consisted of the following:

	March 31, 2016	December 31, 2015
Senior secured credit facility:
Revolver expiring July 23, 2018 (5% at March 31, 2016 and December 31, 2015)	$—	$—
Term loan facility—final maturity July 23, 2020 (4 - 4.5% at March 31, 2016 and December 31, 2015)	498,000	499,275
Less: Unamortized original issue discount	(1,602)	(1,696)
Less: Unamortized debt issuance cost	(5,525)	(5,874)
Total debt	490,873	491,705
Less: current portion	(3,333)	(3,330)
Total long-term portion of debt	$487,540	$488,375
Revolving Line-of-Credit
We have a $50 million revolving line-of-credit (the “Revolver”), with zero drawn and $3.3 million allocated for letters of credit as of March 31, 2016, leaving $46.7 million available under the Revolver.

Debt Maturities
At March 31, 2016, contractual maturities of long-term debt (in thousands) are as follows:

2016	$3,825
2017	5,100
2018	5,100
2019	5,100
2020	478,875
Thereafter	—
$498,000
Our senior secured credit facility is secured by substantially all of our assets and a pledge of the equity interests in certain of our subsidiaries. The facility contains covenants that, among other things, govern our ability to create, incur or assume indebtedness and liens, to make acquisitions or investments, to pay dividends and to sell assets. The facility also requires us to maintain a consolidated total net leverage ratio of no more than 3.75:1.00 as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 25% of the Revolver commitment. As of March 31, 2016, we are in compliance with all covenants in accordance with our senior secured credit facility.
NOTE G—ASSET RETIREMENT OBLIGATIONS
Mine reclamation costs, or future remediation costs for inactive mines, are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates at inactive mines are reflected in earnings in the period an estimate is revised.
As of March 31, 2016, we had a liability of $12.5 million in other long-term obligations related to our asset retirement obligation. Changes in the asset retirement obligation (in thousands) during the three months ended March 31, 2016 are as follows:

March 31, 2016
Beginning balance	$12,254
Payments	—
Accretion	240
Additions and revisions of prior estimates	—
Ending balance	$12,494
NOTE H—FAIR VALUE ACCOUNTING
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
Cash Equivalents
Due to the short-term maturity, we believe our cash equivalent instruments at March 31, 2016 and December 31, 2015 approximate their reported carrying values.

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default of ourselves and our counterparties. However, as of March 31, 2016, we have assessed that the impact of the credit valuation adjustments on the overall valuation of our derivative positions is not significant. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
In accordance with the fair value hierarchy, the following table presents the fair value as of March 31, 2016 of those assets (in thousands) that we measure at fair value on a recurring basis:

	Level 1	Level 2	Total
Short-term investments	$982	$5,858	$6,840
Interest rate derivatives	—	—	—
Net asset	$982	$5,858	$6,840
NOTE I—SHORT-TERM INVESTMENTS
We have segregated funds into designated accounts with investment brokers who manage our short-term investment portfolio. Those funds are held on an available-for-sale basis and are therefore reported at fair value on the balance sheet. The following table summarizes our available-for-sale short-term investments (in thousands) as of March 31, 2016:

	Aggregate Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$982	$—	$—	$982
Fixed income securities:
Certificates of deposit	4,655	—	—	4,655
Government agencies	1,200	3	—	1,203
Total available-for-sale investments	$6,837	$3	$—	$6,840
As of March 31, 2016, we considered any declines in market value of our short-term investment portfolio to be temporary in nature and did not consider any of our investments other-than-temporarily impaired. We typically invest in highly-rated securities, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and our intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. As of March 31, 2016, we did not recognize any impairment charges.

NOTE J—COMMITMENTS AND CONTINGENCIES
Future Minimum Annual Commitments at March 31, 2016:

(amounts in thousands)	Operating Lease Minimum Rental Payments	Minimum Purchase Commitments
2016	$33,721	$22,109
2017	46,960	19,861
2018	57,211	17,222
2019	52,363	12,967
2020	48,687	4,258
Thereafter	157,427	14,850
Total future lease and purchase commitments	$396,369	$91,267
Operating Leases
We are obligated under certain operating leases for railroad cars, office space, mining property, mining/processing equipment and transportation and other equipment. Certain operating lease agreements include options to purchase the equipment for fair market value at the end of the original lease term. In general, the above leases include renewal options and provide that we pay for all utilities, insurance, taxes and maintenance. Expense related to operating leases and rental agreements totaled approximately $12.9 million and $10.0 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we have no obligations under a capital lease.
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
Other Commitments and Contingencies
Our operating subsidiary, U.S. Silica Company (“U.S. Silica”), has been named as a defendant in various product liability claims alleging silica exposure causing silicosis. During the three months ended March 31, 2016, no new claims were brought against U.S. Silica. As of March 31, 2016, there were 75 active silica-related products liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, it is not reasonably possible that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations that exceeds the accrual amounts.
We have recorded estimated liabilities for these claims in other long-term obligations as well as estimated recoveries under the indemnity agreement and an estimate of future recoveries under insurance in other assets on our consolidated balance sheets. As of both March 31, 2016 and December 31, 2015 other non-current assets included $0.3 million for insurance for third-party products liability claims and other long-term obligations included $1.5 million in third-party products claims liability.
Additionally, during the three months ended March 31, 2015, we received an unfavorable ruling in an arbitration proceeding as a result of exiting a toll manufacturing contract. The amount of the ruling was approximately $7.6 million. The matter was settled and the settlement amount of $6.5 million was paid on June 9, 2015. The expense was included in selling, general and administrative expense in our Income Statement for the three months ended March 31, 2015.
NOTE K—INCOME TAXES
For interim period reporting, we record income taxes using an estimated annual effective tax rate based upon projected annual income, forecasted permanent tax differences, discrete items and statutory rates in states in which we operate. At the end of each interim period, we update the estimated annual effective tax rate, and if the estimated tax rate changes based on new information, we make a cumulative adjustment in the period. We record the tax effect of an unusual or infrequently occurring item in the interim period in which it occurs as a discrete item of tax. The effective tax rate was 44% and 19% for the three months ended March 31, 2016 and 2015, respectively.

Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes.
NOTE L—PENSION AND POST-RETIREMENT BENEFITS
We maintain a single-employer noncontributory defined benefit pension plan covering certain employees. Net pension benefit cost (in thousands) recognized for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
	2016	2015
Service cost	$288	$324
Interest cost	1,235	1,203
Expected return on plan assets	(1,392)	(1,375)
Net amortization and deferral	481	666
Net pension benefit costs	$612	$818
In addition, we provide defined benefit post-retirement health care and life insurance benefits to some employees. Net periodic post-retirement benefit cost (in thousands) recognized for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
	2016	2015
Service cost	$44	$44
Interest cost	306	277
Expected return on plan assets	—	(1)
Net amortization and deferral	135	96
Net post-retirement costs	$485	$416
The weighted average discount rate used to determine the projected pension and post-retirement obligations was updated during the three months ended March 31, 2016, and was decreased from 4.5% at December 31, 2015 to 4.1% at March 31, 2016. We made no contributions to the qualified pension plan for the three months ended March 31, 2016 and 2015. Total expected employer funding contributions during the fiscal year ending December 31, 2016 are $0 for the pension plan and $1.4 million for the post-retirement medical and life plan.
NOTE M—OBLIGATIONS UNDER GUARANTEES
We have indemnified Travelers Casualty and Surety Company of America (“Travelers”) against any loss Travelers may incur in the event that holders of surety bonds, issued on behalf of us by Travelers, execute the bonds. As of March 31, 2016, Travelers had $10.2 million in bonds outstanding for us. The majority of these bonds, $9.9 million, relate to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to such indefinite purposes as licenses, permits, and tax collection.
NOTE N—SEGMENT REPORTING
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
The following table presents sales and segment contribution margin (in thousands) for the reporting segments and other operating results not allocated to the reported segments for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Sales:
Oil & Gas Proppants	$73,865	$148,753
Industrial & Specialty Products	48,645	55,205
Total Sales	122,510	203,958
Segment contribution margin:
Oil & Gas Proppants	851	52,195
Industrial & Specialty Products	16,893	15,456
Total segment contribution margin	17,744	67,651
Operating activities excluded from segment cost of goods sold	(1,985)	(2,346)
Selling, general and administrative	(15,503)	(26,961)
Depreciation, depletion and amortization	(14,556)	(13,243)
Interest expense	(6,643)	(6,836)
Other income, net, including interest income	1,790	11
Income (loss) before income taxes	$(19,153)	$18,276
Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. Goodwill of $68.6 million has been allocated to these segments with $47.9 million assigned to Oil & Gas Proppants and $20.7 million to Industrial & Specialty Products.
NOTE O—SUBSEQUENT EVENTS
On April 5, 2016 we paid a cash dividend of $0.0625 per share to common stockholders of record on March 15, 2016, which had been declared by our Board of Directors on February 22, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the Condensed Consolidated Financial Statements and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as the Consolidated Financial Statements, the accompanying notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the "2015 Annual Report").
Overview
We are one of the largest domestic producers of commercial silica, a specialized mineral that is a critical input into a variety of attractive end markets. During our 116 year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 260 products to customers across these markets. As of March 31, 2016, we operate 17 production facilities across the United States and control 397 million tons of reserves of commercial silica. We own one of the largest frac sand processing plants in the United States and control approximately 221 million tons of reserves that can be processed to meet American Petroleum Institute (API) frac sand size specifications. Our operations are organized into two segments based on end markets served: (1) Oil & Gas Proppants and (2) Industrial & Specialty Products. Our segments are complementary because our ability to sell to a wide range of customers across end markets allows us to maximize recovery rates in our mining operations, optimize our asset utilization and reduce the cyclicality of our earnings.
Recent Trends and Outlook
Oil and gas proppants end market trends
Increased demand for frac sand between 2008 and 2014 was driven by the growth in the use of hydraulic fracturing as a means to extract hydrocarbons from shale formations. According to the 2014 Proppant Market Report, PropTester Inc., published February 2015, global frac sand consumption grew at a 51.2% compound annual growth rate from 2009 to 2014. This included 53.7% growth in frac sand demand from 2013 to 2014. We significantly expanded our sales efforts to the frac sand market in 2008 and experienced rapid growth in our sales associated with our oil and gas activities from 2008 until 2014.
However, during 2015, declines in oil prices reduced oil and gas drilling and completion activity in North America. As of March 31, 2016, the U.S. land rig count had fallen over 70% from its peak in 2014. Demand for frac sand fell in conjunction with the rig count and activity levels, partially offset by higher proppant per well to optimize recovery and production rates. Frac sand pricing remained under pressure during the three months ended March 31, 2016, and we expect these trends to continue for the remainder of 2016.
The table below summarizes some revenue metrics of our Oil & Gas Proppants segment for the three months ended March 31, 2016 compared to December 31, 2015. During the three months ended March 31, 2016, both tons sold and average selling price decreased compared to the three months ended December 31, 2015 driven by the reduced demand from our customers.

(amounts in thousands except per ton data)	Three Months Ended		Amount Change	Percent Change
	March 31,	December 31,	'16 vs. '15	'16 vs. '15
Oil & Gas Proppants	2016	2015
Sales	$73,865	$88,841	$(14,976)	(17)%
Tons Sold	1,411	1,553	(142)	(9)%
Average Selling Price per Ton	$52.35	$57.21	$(4.86)	(8)%
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
Additionally, due to impacts of reduced demand for our frac sand, we are engaged in ongoing discussions with our take-or-pay supply agreement customers regarding pricing and volume requirements under existing contracts. While these discussions continue, in certain circumstances we have provided contract customers with temporary reductions to contract pricing in exchange for additional term and/or volume in order to preserve the value of these agreements. We may deliver sand at prices or at volumes below the requirements in our existing take-or-pay supply agreements. We expect these circumstances may continue for the remainder of 2016. For a discussion of customer credit risk, see the Credit Risk section in Part I, Item 3 of this Quarterly Report on Form 10-Q.
We believe fluctuations in demand and price may occur as the market adjusts to changing supply and demand due to energy pricing fluctuations. However, we continue to expect long-term growth in oil and gas drilling in the North American shale basins.
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
Industrial and specialty products end market trends
Demand in the industrial and specialty products end markets is relatively stable and is primarily influenced by key macroeconomic drivers such as housing starts, light vehicle sales, repair and remodel activity and industrial production. The primary end markets served by our production used in Industrial & Specialty Products are foundry, building products, sports and recreation, glassmaking and filtration. We have been increasing our value-added product offerings in the industrial and specialty products end markets. These new higher margin product sales have increased our Industrial & Specialty Products segment's profitability.
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

•
Increase our presence and product offering in industrial and specialty products end markets. Our research and business development teams work in tandem with our customers to develop new products, which we expect will either increase our presence and market share in certain industrial and specialty products end markets or allow us to enter new markets. We manage a robust pipeline of new products in various stages of development. Some of these products have already come to market, resulting in a positive impact on our financial results. We continue to work toward offering more value-added industrial and specialty products that will enhance the profitability of the business.

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

•
Expand our supply chain network and leverage our logistics capabilities to meet our customers’ needs in each strategic oil and gas basin. We continue to expand our transload network to ensure product is available to meet the in-basin needs of our customers. This approach allows us to provide strong customer service and puts us in a position to take advantage of opportunistic spot market sales. Our plant sites are strategically located to provide access to key Class I railroads, which enables us to cost effectively send product to each of the strategic basins in North America. We can ship product by truck, barge and rail with an ability to connect to short-line railroads as necessary to meet our customers’ evolving in-basin product needs. We believe that our supply chain network and logistics capabilities are a competitive advantage that enables us to provide superior service for our customers. For example, in 2015, we opened our Odessa, Texas unit train receiving transload facility, which was built in partnership with Union Pacific Railroad to support mainly the Permian market. We expect to continue to make strategic investments and develop partnerships with transload operators and transportation providers that will enhance our portfolio of supply chain services that we can provide to customers. As of March 31, 2016, we have storage capacity at 50 transloads located near all of the major shale basins in the United States.

•
Evaluate both Greenfield and Brownfield expansion opportunities and other acquisitions. We expect to continue leveraging our reputation, processing capabilities and infrastructure to increase production, as well as explore other opportunities to expand our reserve base. We may accomplish this by developing Greenfield projects, where we can capitalize on our technical knowledge of geology, mining and processing and our strong reputation within local communities. We are continuing to consider pursuing acquisitions to grow by taking advantage of our asset footprint, our management’s experience with high-growth businesses, and our strong customer relationships. Our primary objective is to acquire assets with differing levels of frac sand qualities that are complementary to our Oil & Gas Proppants segment, with a focus on mining, processing and logistics to further enhance our market presence. We prioritize acquisitions that provide opportunities to realize synergies (and, in some cases, the acquisition may be accretive assuming synergies), including entering new geographic and frac sand product markets, acquiring attractive customer contracts and improving operations. We are in active discussions to acquire assets fitting this strategy, which, if completed, would be “significant” under Regulation S-X and could require additional sources of financing. There can be no assurance that we will reach a definitive agreement and complete any of these potential transactions. See the risk factors disclosed in Item 1A of Part I of our 2015 Annual Report, including the risk factor entitled, “If we cannot successfully complete acquisitions or integrate acquired businesses, our growth may be limited and our financial condition may be adversely affected.”

•
Maintain financial strength and flexibility. We intend to maintain financial strength and flexibility to enable us to better manage through the oil and gas proppant industry downturn and pursue acquisitions and new growth opportunities as they arise. In March 2016, we completed a public offering of 10,000,000 shares of our common stock for total cash proceeds of approximately $186.2 million net of underwriting discounts and offering costs. As of March 31, 2016, we had $463.4 million of cash on hand, $6.8 million in short-term investments and $46.7 million of availability under our Revolver.

How We Generate Our Sales
We derive our sales by mining and processing minerals that our customers purchase for various uses. Our sales are primarily a function of the price per ton and the number of tons sold. The price invoiced reflects product, transportation and additional services as applicable, such as storage and transloading the product from railcars to trucks for delivery to the customer site. We invoice the majority of our customers on a per shipment basis, although for some larger customers, we consolidate invoices weekly or monthly. Our five largest customers accounted for approximately 39% of total sales during the three months ended March 31, 2016. Sales to our largest customer, Halliburton Company accounted for 14% of our total revenues during the three months ended March 31, 2016. No other customer accounted for 10% or more of our total revenues.
We primarily sell our products under short-term price agreements or at prevailing market rates. For a number of customers, we sell under long-term, competitively-bid contracts. As of March 31, 2016, we have seven take-or-pay supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2016 and 2019. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge and that our customers will pay for each product. Prices under these agreements are generally fixed and subject to upward adjustment in response to certain cost increases. Additionally, at the time the take-or-pay supply agreements were signed, some customers provided advance payments for future shipments. A percentage of these advance payments is recognized as revenue with each ton of applicable product shipped to the customer. Collectively, sales to customers with take-or-pay supply agreements accounted for 23% and 36% of our total company revenue during the three months ended March 31, 2016 and 2015, respectively. Although sales under take-or-pay supply agreements may result in us realizing lower margins than we otherwise might during periods of high market prices, we believe such lower margins are offset by the benefits derived from the product mix and sales volume stability afforded by such supply agreements, which helps us lower market risk arising from adverse changes in spot prices and market conditions. Additionally, selling more tons under supply contracts also enables us to be more efficient from a production, supply chain and logistics standpoint. As discussed in Part I, Item 1A., "Risk Factors", of our 2015 Annual Report—"A large portion of our sales is generated by our top customers, and the loss of, or significant reduction in, purchases by our largest customers could adversely affect our operations,” these customers may not continue to purchase the same levels of product in the future due to a variety of reasons, contract requirements notwithstanding.

Historically we have not entered into long term take-or-pay contracts with our customers in the industrial and specialty products end markets because of the high cost to our customers of switching providers. With these customers, we often enter into price agreements which are typically negotiated annually.
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
Segment contribution margin is not a measure of our financial performance under GAAP and should not be considered an alternative to measures derived in accordance with GAAP. For more details on the reconciliation of segment contribution margin to its most directly comparable GAAP financial measure, income (loss) before income taxes, see Note N - Segment Reporting to our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA.

	Three Months Ended March 31,
	2016	2015
	(amounts in thousands)
Net income (loss)	$(10,660)	$14,823
Total interest expense, net of interest income	6,370	6,940
Provision for taxes	(8,493)	3,453
Total depreciation, depletion and amortization expenses	14,556	13,243
EBITDA	1,773	38,459
Non-cash incentive compensation (1)	1,906	2,090
Post-employment expenses (excluding service costs) (2)	765	868
Business development related expenses (3)	107	8,328
Other adjustments allowable under our existing credit agreement (4)	701	1,538
Adjusted EBITDA	$5,252	$51,283

(1)	Reflects equity-based compensation expense.
(2)
Includes net pension cost and net post-retirement cost relating to pension and other post-retirement benefit obligations during the applicable period, but in each case excluding the service cost relating to benefits earned during such period. See Note L - Pension and Post-retirement Benefits to our Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

(3)	Reflects expenses related to business development activities in connection with our growth and expansion initiatives.
(4)
Reflects miscellaneous adjustments permitted under our existing credit agreement, including such items as restructuring costs. The 2016 amount includes a gain on insurance settlement of $1.5 million and restructuring costs of $2.2 million for actions that will provide future cost savings.

Results of Operations for the Three Months Ended March 31, 2016 and 2015
Sales

(amounts in thousands except per ton data)	Three Months Ended March 31,		Amount Change	Percent Change
	2016	2015	'16 vs. '15	'16 vs. '15
Sales:
Oil & Gas Proppants	$73,865	$148,753	$(74,888)	(50)%
Industrial & Specialty Products	48,645	55,205	(6,560)	(12)%
Total Sales	$122,510	$203,958	$(81,448)	(40)%
Tons:
Oil & Gas Proppants	1,411	1,688	(277)	(16)%
Industrial & Specialty Products	862	983	(121)	(12)%
Total Tons	2,273	2,671	(398)	(15)%
Average Selling Price per Ton:
Oil & Gas Proppants	$52.35	$88.12	$(35.77)	(41)%
Industrial & Specialty Products	56.43	56.16	0.27	—%
Overall Average Selling Price per Ton:	$53.90	$76.36	$(22.46)	(29)%
Total sales decreased 40% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, driven by a 15% decrease in total tons sold and a 29% decrease in overall average selling price. Tons sold in-basin represented 49% and 63% of total company tons sold for the three months ended March 31, 2016 and 2015, respectively.
The decrease in total sales was primarily driven by Oil & Gas Proppants sales, which decreased 50%. Oil & Gas Proppants tons sold for the three months ended March 31, 2016 decreased 16% and average selling price decreased 41%. These decreases were driven by a year over year decrease in demand for our frac sand from customers due to reduced drilling and completion activity.
Industrial & Specialty Products sales decreased by 12% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Tons sold decreased 12% driven by our strategic shift among customers and products. The increase in average selling price was primarily a result of new higher-margin product sales and price increases.
Cost of Goods Sold
Cost of goods sold decreased by $31.9 million, or 23%, to $106.8 million for the three months ended March 31, 2016 compared to $138.7 million for the three months ended March 31, 2015. The decrease is mainly a result of fewer tons sold. As a percentage of sales, costs of goods sold increased to 87% for the three months ended March 31, 2016 compared to 68% for the same period in 2015. These changes result from the main components of cost of goods sold as discussed below.
We incurred $52.1 million and $73.0 million of transportation and related costs for the three months ended March 31, 2016 and 2015, respectively. This decrease was due to fewer tons sold through transloads caused by lower demand for our frac sand at our transload sites. As a percentage of sales, transportation and related costs increased to 43% for the three months ended March 31, 2016 compared to 36% for the same period in 2015 mainly due to a lower average selling price.
We incurred $19.7 million and $21.3 million of operating labor costs for the three months ended March 31, 2016 and 2015, respectively. The $1.6 million decrease in labor costs incurred was primarily due to fewer tons sold and lower employee headcount. As a percentage of sales, operating labor costs represented 16% for the three months ended March 31, 2016 compared to 10% for the same period in 2015.
We incurred $6.7 million and $8.2 million of electricity and drying fuel (principally natural gas) costs for the three months ended March 31, 2016 and 2015, respectively. The $1.5 million decrease in electricity and drying fuel costs incurred was mainly driven by fewer tons sold and lower natural gas prices. As a percentage of sales, electricity and drying fuel costs increased to 5% for the three months ended March 31, 2016 compared to 4% for the same period in 2015.
We incurred $8.1 million and $10.2 million of maintenance and repair costs for the three months ended March 31, 2016 and 2015, respectively. The decrease in maintenance and repair costs incurred was due to fewer tons sold. As a percentage of sales, maintenance and repair costs increased to 7% for the three months ended March 31, 2016 compared to 5% for the same period in 2015.
Segment Contribution Margin
Oil & Gas Proppants contribution margin decreased by $51.3 million, or 98%, to $0.9 million for the three months ended March 31, 2016 compared to $52.2 million for the three months ended March 31, 2015, driven by a $74.9 million decrease in segment revenue, partially offset by lower segment cost of goods sold mainly due to fewer tons sold.
Industrial & Specialty Products contribution margin increased by $1.4 million, or 9%, to $16.9 million for the three months ended March 31, 2016 compared to $15.5 million for the three months ended March 31, 2015, driven by increased higher-margin products sales as a percentage of total sales and higher prices.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $11.5 million, or 42%, to $15.5 million for the three months ended March 31, 2016 compared to $27.0 million for the three months ended March 31, 2015. The decrease was due to the following factors:

•
Business development-related expense decreased by $8.2 million to $0.1 million for the three months ended March 31, 2016 compared to $8.3 million for the three months ended March 31, 2015, primarily due to expenses related to an unfavorable arbitration ruling during the three months ended March 31, 2015. See Note J - Commitments and Contingencies of our Financial Statements for more information about this arbitration ruling.

•	Compensation-related expense decreased by $2.8 million for the three months ended March 31, 2016 compared to 2015, driven by lower employee headcount.

•	Bad debt expense stayed consistent at $0.2 million for both the three months ended March 31, 2016 and the three months ended March 31, 2015.
In total, our selling, general and administrative costs represented approximately 13% and 13% of our sales for the three months ended March 31, 2016 and 2015, respectively.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense increased by $1.3 million, or 10%, to $14.6 million for the three months ended March 31, 2016 compared to $13.2 million for the three months ended March 31, 2015. The year over year increase was driven by the addition of our Utica, Illinois plant, Odessa, Texas transload facility and other capital spending. Depreciation, depletion and amortization costs represented approximately 12% and 6% of our sales for the three months ended March 31, 2016 and 2015, respectively.
Operating Income (Loss)
Operating income decreased by $39.4 million, or 157%, to $(14.3) million for the three months ended March 31, 2016 compared to $25.1 million for the three months ended March 31, 2015. The decrease was due to a 40% decrease in sales and a 10% increase in depreciation, depletion and amortization expense, partially offset by a 23% decrease in cost of goods sold and a 42% decrease in selling, general and administrative expense.
Interest Expense
Interest expense decreased by $0.2 million, or 3%, to $6.6 million for the three months ended March 31, 2016 compared to $6.8 million for the three months ended March 31, 2015, driven by decreases in debt principal and customer prepayment recorded as deferred revenue.
Provision for Income Taxes
The provision for income taxes decreased $11.9 million to an $8.5 million tax benefit for the three months ended March 31, 2016 compared to a $3.5 million tax expense for the three months ended March 31, 2015. The decrease was driven primarily by decreased income before income taxes. The effective tax rate was 44% and 19% for the three months ended

March 31, 2016 and 2015, respectively. See accompanying Note K - Income Taxes of our Financial Statements for more information.
Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes.
Other income, net, including interest income
Other income was $1.8 million and $11 thousand for the three months ended March 31, 2016 and 2015, respectively. The increase was mainly due to a gain of $1.5 million on insurance settlements that we received during the three months ended March 31, 2016.
Net Income (Loss)
Net loss was $10.7 million for the three months ended March 31, 2016 compared to a net income of $14.8 million for the three months ended March 31, 2015. The year over year decrease was due to the factors noted above.
Liquidity and Capital Resources
Overview
Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to return cash to our stockholders, and to finance acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through cash on hand or borrowings under our credit facilities and equity investments. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. In March 2016, we completed a public offering of 10,000,000 shares of our common stock for total cash proceeds of approximately $186.2 million net of underwriting discounts and offering costs. As of March 31, 2016, our working capital was $536.8 million, and we had $46.7 million of availability under the Revolver.
We believe that cash generated through operations and our financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, scheduled debt payments and any dividends declared for at least the next 12 months.
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
Cash Flow Analysis
A summary of operating, investing and financing activities (in thousands) is shown in the following table:

	Three Months Ended March 31,		Percent Change
	2016	2015	’16 vs. ‘15
Net cash provided by (used in):
Operating activities	$(3,754)	$19,784	(119)%
Investing activities	9,010	(13,305)	(168)%
Financing activities	181,062	(23,746)	(862)%
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
Net cash used in operating activities was $3.8 million for the three months ended March 31, 2016 compared to net cash provided by operating activities of $19.8 million for the three months ended March 31, 2015. This $23.5 million decrease in cash provided by operations was the result of a $25.5 million decrease in net income and the impact of the other components of operating activities.
Net Cash Provided by (Used in) Investing Activities
Investing activities consist primarily of capital expenditures for growth and maintenance and proceeds from the sale and maturity of short-term investments.
Net cash provided by investing activities was $9.0 million for the three months ended March 31, 2016. This was due to $15.0 million in proceeds from sales and maturities of short-term investments being partially offset by capital expenditures. Capital expenditures for the three months ended March 31, 2016, which totaled $6.1 million, were primarily for the engineering, procurement and construction of our growth projects and other maintenance and cost improvement capital projects.
Net cash used in investing activities was $13.3 million for the three months ended March 31, 2015. Capital expenditures for the three months ended March 31, 2015, which totaled $13.4 million, were primarily for the engineering, procurement and construction of our Greenfield raw sand plant near Fairchild, Wisconsin, our new transload facility in Odessa, Texas, an expansion project at our Pacific, Missouri facility and other maintenance capital projects.
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
Net Cash Provided by (Used in) Financing Activities
Financing activities consist primarily of equity issuances, capital contributions, dividend payments, borrowings and repayments related to the Revolver and Term Loan, as well as fees and expenses paid in connection with our credit facilities, and advance payments from our customers.
Net cash provided by financing activities was $181.1 million for the three months ended March 31, 2016, driven by $200.0 million of common stock issuances, partially offset by $13.8 million of common stock issuance costs, $3.4 million of dividends paid and $1.3 million of long-term debt payments.
Net cash used in financing activities was $23.7 million for the three months ended March 31, 2015, driven by $15.3 million of common stock repurchases, $6.8 million of dividends paid and $1.3 million of long-term debt payments.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
There have been no significant changes outside the ordinary course of business to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2015 Annual Report. For more details on future minimum annual commitments under such operating leases, please see accompanying Note J - Commitments and Contingencies to our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Environmental Matters
We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. As of March 31, 2016, we had $12.5 million accrued for future reclamation costs, as compared to $12.3 million as of December 31, 2015.
We discuss certain environmental matters relating to our various production and other facilities, certain regulatory requirements relating to human exposure to crystalline silica and our mining activity and how such matters may affect our business in the future under Item 1, “Business,” Item 1A, “Risk Factors” Item 3, “Legal Proceedings”, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” in our 2015 Annual Report.
Critical Accounting Estimates
Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our 2015 Annual Report.
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
Interest Rate Risk
We are exposed to interest rate risk arising from adverse changes in interest rates. As of March 31, 2016, we have $498.0 million of debt outstanding under our senior credit facility. Assuming no change in the amount outstanding, and LIBOR is greater than the 1.0% minimum base rate on the Term Loan, a hypothetical increase or decrease in interest rates by 1.0% would have changed our interest expense by $3.1 million per year.
We use interest rate derivatives in the normal course of our business to manage both our interest cost and the risks associated with changing interest rates. We do not use derivatives for trading or speculative purposes. The following table summarizes the fair value of our derivative instruments (in thousands) at March 31, 2016 and December 31, 2015.

		March 31, 2016			December 31, 2015
	Maturity Date	Contract/Notional Amount	Carrying Amount	Fair Value	Contract/Notional Amount	Carrying Amount	Fair Value
Interest rate cap agreement(1)	2016	$252 million	$—	$—	$252 million	$—	$—

(1)	Agreements limit the LIBOR floating interest rate base to 4%.
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
Despite enhancing our examination of our customers' credit worthiness, we may still experience delays or failures in customer payments. Some of our customers have reported experiencing financial difficulties. With respect to customers that may file for bankruptcy protection, we may not be able to collect sums owed to us by these customers and we also may be required to refund pre-petition amounts paid to us during the preference period (typically 90 days) prior to the bankruptcy filing.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As a result of the above developments, the filing rate of new claims against us over the past three years has decreased to below pre-2001 levels, and we were named as a defendant in two, three and one new silicosis cases filed in 2012, 2013 and 2014, respectively. During the three months ended March 31, 2016, no additional claims were brought against us. As of March 31, 2016, there are a total of approximately 75 active silica-related products liability claims pending in which we were a defendant and approximately 166 inactive claims. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media, and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for both our predecessors that covered certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to certain insurance). As a result of a settlement with a former owner of ours and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us, and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf.
The silica-related litigation brought against us to date has not resulted in material liability to us. However, we continue to have silica-related products liability claims filed against us, including claims that allege silica exposure for periods for which we do not have insurance coverage. Any such pending or future claims or inadequacies of our insurance coverage could have a material adverse effect on our business, reputation or results of operations. For more information regarding silica-related litigation, see Part I, Item 1A of our 2015 Annual Report “Risk Factors—Risks Related to Our Business—Silica-related health issues and litigation could have a material adverse effect on our business, reputation or results of operations.”

ITEM 1A.	RISK FACTORS
As of March 31, 2016, there have been no material changes to the risk factors disclosed in Item 1A of Part I in our 2015 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchase Program
The following table presents the total number of shares of our common stock that we purchased during the first quarter of 2016, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period pursuant to our June 2012 share repurchase program:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
February 2016	12,707	(2)	$15.84	—
March 2016	13,554	(2)	$20.97	—
Total	26,261		$18.41	—	$33,173,725

(1)
A program covering the repurchase of up to $25.0 million of our common stock was initially announced in June 2012 and was increased to $50.0 million in December 2014. This program expires on December 11, 2016.

(2)	Represents shares withheld by U.S. Silica to pay taxes due upon the vesting of employee restricted stock and restricted stock units.
Subsequent to March 31, 2016, we have not repurchased any shares of our common stock.
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

•	our ability to succeed in competitive markets;

•	loss of, or reduction in, business from our largest customers;

•	increasing costs or a lack of dependability or availability of transportation services and transload network access infrastructure;

•	increases in the prices of, or interruptions in the supply of, natural gas and electricity, or any other energy sources;

•	increases in the price of diesel fuel;

•	diminished access to water;

•	our ability to successfully complete acquisitions or integrate acquired businesses;

•	our ability to make capital expenditures to maintain, develop and increase our asset base and our ability to obtain needed capital or financing on satisfactory terms;

•	our substantial indebtedness and pension obligations;

•	restrictions imposed by our indebtedness on our current and future operations;

•	contractual obligations that require us to deliver minimum amounts of frac sand or purchase minimum amounts of services;

•	the accuracy of our estimates of mineral reserves and resource deposits;

•	a shortage of skilled labor and rising costs in the mining industry;

•	our ability to attract and retain key personnel;

•	our ability to maintain satisfactory labor relations;

•	our reliance on trade secrets and contractual restrictions, rather than patents, to protect our proprietary rights;

•	our significant unfunded pension obligations and post-retirement health care liabilities;

•	our ability to maintain effective quality control systems at our mining, processing and production facilities;

•	seasonal and severe weather conditions;

•	fluctuations in our sales and results of operations due to seasonality and other factors;

•	interruptions or failures in our information technology systems;

•	the impact of a terrorist attack or armed conflict;

•	extensive and evolving environmental, mining, health and safety, licensing, reclamation and other regulation (and changes in their enforcement or interpretation);

•	silica-related health issues and corresponding litigation;

•	our ability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property; and

•	other factors included and disclosed in Part I, Item 1A, “Risk Factors” of our 2015 Annual Report.
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Annual Report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the SEC, including this Quarterly Report on Form 10-Q, and public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of April, 2016.

U.S. Silica Holdings, Inc.

/s/ DONALD A. MERRIL
Name:	Donald A. Merril
Title:	Chief Financial Officer

S-1

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of U.S. Silica Holdings, Inc., effective January 31, 2012.	8-K	001-35416	3.1	February 6, 2012
3.2	Certificate of Change of Registered Agent and/or Registered Office	8-K	001-35416	3.1	May 11, 2015
3.3	Second Amended and Restated Bylaws of U.S. Silica Holdings, Inc., effective January 31, 2012.	8-K	001-35416	3.2	February 6, 2012
4.1	Specimen Common Stock Certificate.	S-1/A	333-175636	4.1	December 7, 2011
10.1	Change in Control Severance Plan of U.S. Silica Holdings, Inc.	8-K	001-35416	10.1	February 23, 2016
10.2	Amendment to Employment Agreement by and between U.S. Silica Holdings, Inc. and Bryan Shinn.	8-K	001-35416	10.2	February 23, 2016
10.3	Omnibus Amendment to Award Agreements.	8-K	001-35416	10.3	February 23, 2016
10.4*	Form of Performance Share Unit Agreement (TSR metric).
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification by Bryan A. Shinn, Chief Executive Officer.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification by Donald A. Merril, Chief Financial Officer.
32.1*	Section 1350 Certification by Bryan A. Shinn, Chief Executive Officer.
32.2*	Section 1350 Certification by Donald A. Merril, Chief Financial Officer.
95.1*	Mine Safety Disclosure
99.1*	Consent of PropTester, Inc.
101*	101.INS XBRL Instance
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