Form 10-Q
period 2016-06-30
U.S. SILICA HOLDINGS, INC.
filed 2016-08-03
CIK 1524741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2016, 63,583,321 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

U.S. Silica Holdings, Inc.
FORM 10-Q
For the Quarter Ended June 30, 2016

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$454,208	$277,077
Short-term investments	—	21,849
Accounts receivable, net	54,293	58,706
Inventories, net	67,158	65,004
Prepaid expenses and other current assets	8,899	9,921
Income tax deposits	1,145	6,583
Total current assets	585,703	439,140
Property, plant and mine development, net	555,487	561,196
Goodwill	68,647	68,647
Trade names	14,474	14,474
Customer relationships, net	6,205	6,453
Deferred income taxes, net	1,314	—
Other assets	17,323	18,709
Total assets	$1,249,153	$1,108,619
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$48,217	$49,631
Dividends payable	4,080	3,453
Accrued liabilities	11,538	11,708
Accrued interest	57	58
Current portion of long-term debt	3,336	3,330
Deferred revenue	4,622	15,738
Total current liabilities	71,850	83,918
Long-term debt	486,705	488,375
Deferred revenue	67,537	59,676
Liability for pension and other post-retirement benefits	63,887	55,893
Deferred income taxes, net	—	19,513
Other long-term obligations	17,828	17,077
Total liabilities	707,807	724,452
Stockholders’ Equity:
Preferred stock	—	—
Common stock	639	539
Additional paid-in capital	381,349	194,670
Retained earnings	190,964	220,974
Treasury stock, at cost	(10,850)	(15,845)
Accumulated other comprehensive loss	(20,756)	(16,171)
Total stockholders’ equity	541,346	384,167
Total liabilities and stockholders’ equity	$1,249,153	$1,108,619
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales	$116,994	$147,511	$239,504	$351,469
Cost of goods sold (excluding depreciation, depletion and amortization)	102,707	117,200	209,458	255,853
Operating expenses
Selling, general and administrative	14,585	6,575	30,088	33,536
Depreciation, depletion and amortization	15,209	13,695	29,765	26,938
	29,794	20,270	59,853	60,474
Operating income (loss)	(15,507)	10,041	(29,807)	35,142
Other income (expense)
Interest expense	(6,647)	(6,928)	(13,290)	(13,764)
Other income, net, including interest income	608	498	2,398	509
	(6,039)	(6,430)	(10,892)	(13,255)
Income (loss) before income taxes	(21,546)	3,611	(40,699)	21,887
Income tax benefit	9,555	6,342	18,048	2,889
Net income (loss)	$(11,991)	$9,953	$(22,651)	$24,776
Earnings (loss) per share:
Basic	$(0.19)	$0.19	$(0.38)	$0.46
Diluted	$(0.19)	$0.18	$(0.38)	$0.46
Weighted average shares outstanding:
Basic	63,417	53,303	58,900	53,361
Diluted	63,417	53,857	58,900	53,864
Dividends declared per share	$0.06	$0.13	$0.13	$0.25
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(11,991)	$9,953	$(22,651)	$24,776
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives (net of tax of $34 and $6 for the three months ended June 30, 2016 and 2015, respectively, and $55 and $8 for the six months ended June 30, 2016 and 2015, respectively)	(20)	9	15	12
Unrealized gain (loss) on investments (net of tax of ($1) and $8 for the three months ended June 30, 2016 and 2015, respectively, and ($4) and $30 for the six months ended June 30, 2016 and 2015, respectively)	(1)	14	(6)	49
Pension and other post-retirement benefits liability adjustment (net of tax of ($1,227) and $2,823 for the three months ended June 30, 2016 and 2015, respectively, and ($2,768) and $2,588 for the six months ended June 30, 2016 and 2015, respectively)	(2,036)	4,557	(4,594)	4,178
Comprehensive income (loss)	$(14,048)	$14,533	$(27,236)	$29,015
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited; dollars in thousands, except per share amounts)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2015	$539	$(15,845)	$194,670	$220,974	$(16,171)	$384,167
Net income (loss)	—	—	—	(22,651)	—	(22,651)
Issuance of common stock (secondary offering at $20 per share, net of issuance costs of $13,798)	100	—	186,102	—	—	186,202
Unrealized gain on derivatives	—	—	—	—	15	15
Unrealized loss on short-term investments	—	—	—	—	(6)	(6)
Pension and post-retirement liability	—	—	—	—	(4,594)	(4,594)
Cash dividend declared ($0.125 per share)	—	—	—	(7,359)	—	(7,359)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	5,355	—	—	5,355
Net tax effect	—	—	(123)	—	—	(123)
Proceeds from options exercised	—	1,950	(651)	—	—	1,299
Issuance of restricted stock	—	1,335	(1,335)	—	—	—
Shares withheld for employee taxes related to vested restricted stock and stock units	—	1,710	(2,669)	—	—	(959)
Balance at June 30, 2016	$639	$(10,850)	$381,349	$190,964	$(20,756)	$541,346
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; dollars in thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net income (loss)	$(22,651)	$24,776
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	29,765	26,938
Debt issuance amortization	696	703
Original issue discount amortization	192	192
Deferred income taxes	(18,199)	(6,903)
Deferred revenue	(3,255)	(9,216)
Loss on disposal of property, plant and equipment	29	811
Equity-based compensation	5,355	(89)
Excess tax benefit from equity-based compensation	—	(264)
Bad debt provision	101	(1,231)
Other	1,211	(5,927)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	4,312	44,335
Inventories	(2,154)	2,529
Prepaid expenses and other current assets	1,022	(445)
Income taxes	5,438	(3,233)
Accounts payable and accrued liabilities	(1,584)	(35,446)
Accrued interest	(1)	—
Liability for pension and other post-retirement benefits	1,044	927
Net cash provided by operating activities	1,321	38,457
Investing activities:
Capital expenditures	(23,388)	(27,128)
Maturities of short-term investments	21,872	4,593
Proceeds from sale of property, plant and equipment	66	77
Net cash used in investing activities	(1,450)	(22,458)
Financing activities:
Dividends paid	(6,732)	(13,444)
Repurchase of common stock	—	(15,255)
Issuance of common stock	200,000	—
Common stock issuance costs	(13,798)
Proceeds from options exercised	1,299	363
Excess tax benefit from equity-based compensation	—	264
Tax payments related to shares withheld for vested restricted stock	(959)	(722)
Repayment of long-term debt	(2,550)	(2,550)
Financing fees	—	(64)
Net cash provided by/(used in) financing activities	177,260	(31,408)
Net increase/(decrease) in cash and cash equivalents	177,131	(15,409)
Cash and cash equivalents, beginning of period	277,077	263,066
Cash and cash equivalents, end of period	$454,208	$247,657
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$10,571	$10,977
Taxes	$(5,299)	$6,984
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
Unaudited Interim Financial Statements
The accompanying Balance Sheet as of June 30, 2016; the Income Statements and Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015; the Condensed Consolidated Statements of Stockholders' Equity and Cash Flows for the six months ended June 30, 2016; and other information disclosed in the related notes are unaudited. The Balance Sheet as of December 31, 2015 was derived from our audited consolidated financial statements as included in our 2015 Annual Report.
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
On July 22, 2015, the FASB issued Accounting Standards Update, Simplifying the Measurement of Inventory. The new standard requires an entity to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The new standard will not apply to inventories that are measured using either the last-in, first-out (LIFO) method or the retail inventory method. This Update is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years; early application is permitted. We have elected to adopt the standard early effective January 1, 2016 prospectively and have measured our inventory at the lower of cost and net realizable value on our Balance Sheet as of June 30, 2016.
NOTE B—CAPITAL STRUCTURE AND ACCUMULATED COMPREHENSIVE INCOME
Common Stock
Our Amended and Restated Certificate of Incorporation authorizes up to 500,000,000 shares of common stock, par value of $0.01. Subject to the rights of holders of any series of preferred stock, all of the voting power of the stockholders of Holdings shall be vested in the holders of the common stock.
In March 2016, we completed a public offering of 10,000,000 shares of our common stock for total cash proceeds of approximately $186.2 million net of underwriting discounts and offering costs. There were 63,581,010 shares of common stock issued and outstanding at June 30, 2016. As of June 30, 2015, there were 53,383,613 shares issued and outstanding.
During the six months ended June 30, 2016, our Board of Directors declared quarterly cash dividends as follows:

Dividends per Common Share	Declaration Date	Record Date	Payable Date
$0.0625	February 22, 2016	March 15, 2016	April 5, 2016
$0.0625	May 5, 2016	June 15, 2016	July 6, 2016
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
There were no shares of preferred stock issued or outstanding at either June 30, 2016 or December 31, 2015. At present, we have no plans to issue any preferred stock.
Employee Stock Awards
We grant stock options, restricted stock, restricted stock units and performance share units to our employees and directors under the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan. The weighted-average stock awards (in thousands) that are antidilutive and are therefore excluded from the calculation of our diluted earnings per common share are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted-average outstanding stock options excluded	1,252	450	1,279	371
Weighted-average outstanding restricted stock awards excluded	1,318	897	844	798

Share Repurchase Program
We are authorized by our Board of Directors to repurchase shares of our outstanding common stock from time to time on the open market or in privately negotiated transactions. As of June 30, 2016, we are authorized to repurchase up to $50 million of our common stock through December 11, 2016. Stock repurchases, if any, will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. Under our share repurchase program, as of June 30, 2016, we have repurchased 706,093 shares of our common stock at an average price of $23.83 and are authorized to repurchase up to an additional $33.2 million of our common stock.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income (loss) consists of fair value adjustments associated with cash flow hedges and accumulated adjustments for net experience losses and prior service cost related to employee benefit plans. The following table presents the changes in accumulated other comprehensive income (in thousands) by component during the six months ended June 30, 2016:

	For the Six Months Ended June 30, 2016
	Unrealized gain/(loss) on cash flow hedges	Unrealized gain/(loss) on short-term investments	Pension and other post-retirement benefits liability	Total
Beginning Balance	$(81)	$6	$(16,096)	$(16,171)
Other comprehensive income (loss) before reclassifications	(66)	(6)	(4,878)	(4,950)
Amounts reclassed from accumulated other comprehensive income	81	—	284	365
Ending Balance	$(66)	$—	$(20,690)	$(20,756)
Amounts reclassified from accumulated other comprehensive income (loss) related to cash flow hedges category are included in interest expense in our Income Statements and amounts reclassified related to pension and other post-retirement benefits liability category are included in the computation of net periodic pension costs, respectively, at before tax amounts.
NOTE C—ACCOUNTS RECEIVABLE
At June 30, 2016 and December 31, 2015, accounts receivable (in thousands) consisted of the following:

	June 30, 2016	December 31, 2015
Trade receivables	$60,675	$64,821
Less: Allowance for doubtful accounts	(7,543)	(7,686)
Net trade receivables	53,132	57,135
Other receivables	1,161	1,571
Total accounts receivable	$54,293	$58,706
Changes in our allowance for doubtful accounts (in thousands) during the six months ended June 30, 2016 are as follows:

June 30, 2016
Beginning balance	$7,686
Bad debt provision	101
Write-offs	(244)
Ending balance	$7,543

NOTE D—INVENTORIES
At June 30, 2016 and December 31, 2015, inventories (in thousands) consisted of the following:

	June 30, 2016	December 31, 2015
Supplies	$17,617	$18,029
Raw materials and work in process	19,655	18,113
Finished goods	29,886	28,862
Total inventories	$67,158	$65,004
NOTE E—PROPERTY, PLANT AND MINE DEVELOPMENT
At June 30, 2016 and December 31, 2015, property, plant and mine development (in thousands) consisted of the following:

	June 30, 2016	December 31, 2015
Mining property and mine development	$235,910	$222,439
Asset retirement cost	9,887	9,889
Land	30,322	30,322
Land improvements	37,977	37,791
Buildings	51,779	51,280
Machinery and equipment	369,316	360,817
Furniture and fixtures	1,917	1,917
Construction-in-progress	56,062	56,130
	793,170	770,585
Accumulated depletion, depreciation and amortization	(237,683)	(209,389)
Total property, plant and mine development, net	$555,487	$561,196
The amount of interest costs capitalized in property, plant and mine development was $151 and $281 for the six months ended June 30, 2016 and 2015, respectively.
NOTE F—DEBT
At June 30, 2016 and December 31, 2015, debt (in thousands) consisted of the following:

	June 30, 2016	December 31, 2015
Senior secured credit facility:
Revolver expiring July 23, 2018 (5% at June 30, 2016 and December 31, 2015)	$—	$—
Term loan facility—final maturity July 23, 2020 (4% - 4.5% at June 30, 2016 and December 31, 2015)	496,725	499,275
Less: Unamortized original issue discount	(1,507)	(1,696)
Less: Unamortized debt issuance cost	(5,177)	(5,874)
Total debt	490,041	491,705
Less: current portion	(3,336)	(3,330)
Total long-term portion of debt	$486,705	$488,375
Revolving Line-of-Credit
We have a $50 million revolving line-of-credit (the “Revolver”), with zero drawn and $3.3 million allocated for letters of credit as of June 30, 2016, leaving $46.7 million available under the Revolver.

Debt Maturities
At June 30, 2016, contractual maturities of long-term debt (in thousands) are as follows:

2016	$2,550
2017	5,100
2018	5,100
2019	5,100
2020	478,875
$496,725
Our senior secured credit facility is secured by substantially all of our assets and a pledge of the equity interests in certain of our subsidiaries. The facility contains covenants that, among other things, govern our ability to create, incur or assume indebtedness and liens, to make acquisitions or investments, to pay dividends and to sell assets. The facility also requires us to maintain a consolidated total net leverage ratio of no more than 3.75:1.00 as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 25% of the Revolver commitment. As of June 30, 2016, we are in compliance with all covenants in accordance with our senior secured credit facility.
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
As of June 30, 2016, we had a liability of $12.7 million in other long-term obligations related to our asset retirement obligation. Changes in the asset retirement obligation (in thousands) during the six months ended June 30, 2016 are as follows:

June 30, 2016
Beginning balance	$12,254
Payments	—
Accretion	480
Additions and revisions of prior estimates	—
Ending balance	$12,734
NOTE H - FAIR VALUE ACCOUNTING
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
Cash Equivalents
Due to the short-term maturity, we believe our cash equivalent instruments at June 30, 2016 and December 31, 2015 approximate their reported carrying values.

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default of ourselves and our counterparties. However, as of June 30, 2016, we have assessed that the impact of the credit valuation adjustments on the overall valuation of our derivative positions is not significant. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
In accordance with the fair value hierarchy, the following table presents the fair value as of June 30, 2016 of those assets that we measure at fair value on a recurring basis:

	Level 1	Level 2	Total
Interest rate derivatives	$—	$18	$18
NOTE I - COMMITMENTS AND CONTINGENCIES
Future Minimum Annual Commitments at June 30, 2016:

	Operating Leases	Minimum Purchase Commitments
2016	$23,232	$14,398
2017	48,687	18,205
2018	58,549	15,596
2019	52,466	12,363
2020	48,687	4,258
Thereafter	157,427	14,850
Total future lease and purchase commitments	$389,048	$79,670
Operating Leases
We are obligated under certain operating leases for railroad cars, office space, mining property, mining/processing equipment and transportation and other equipment. Certain operating lease agreements include options to purchase the equipment for fair market value at the end of the original lease term. In general, the above leases include renewal options and provide that we pay for all utilities, insurance, taxes and maintenance. Expense related to operating leases and rental agreements totaled approximately $12.2 million and $11.7 million for the three months ended June 30, 2016 and 2015, respectively, and $25.0 million and $21.7 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we have no obligations under a capital lease.

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
Other Commitments and Contingencies
Our operating subsidiary, U.S. Silica Company (“U.S. Silica”), has been named as a defendant in various product liability claims alleging silica exposure causing silicosis. During the six months ended June 30, 2016, no new claims were brought against U.S. Silica. As of June 30, 2016, there were 74 active silica-related products liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, it is not reasonably possible that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations that exceeds the accrual amounts.
We have recorded estimated liabilities for these claims in other long-term obligations as well as estimated recoveries under the indemnity agreement and an estimate of future recoveries under insurance in other assets on our consolidated balance sheets. As of both June 30, 2016, and December 31, 2015 other non-current assets included $0.3 million for insurance for third-party products liability claims and other long-term obligations included $1.5 million in third-party products claims liability.
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
NOTE J - INCOME TAXES
For interim period reporting, we record income taxes using an estimated annual effective tax rate based upon projected annual income, forecasted permanent tax differences, discrete items and statutory rates in states in which we operate. At the end of each interim period, we update the estimated annual effective tax rate, and if the estimated tax rate changes based on new information, we make a cumulative adjustment in the period. We record the tax effect of an unusual or infrequently occurring item in the interim period in which it occurs as a discrete item of tax. The effective tax rate was 44% and (13)% for the six months ended June 30, 2016 and 2015, respectively.
Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes.
NOTE K - PENSION AND POST-RETIREMENT BENEFITS
We maintain a single-employer noncontributory defined benefit pension plan covering certain employees. Net pension benefit cost (in thousands) recognized for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost	$3	$324	$291	$647
Interest cost	13	1,203	1,248	2,406
Expected return on plan assets	(15)	(1,375)	(1,407)	(2,749)
Net amortization and deferral	7	666	489	1,333
Net pension benefit costs	$8	$818	$621	$1,637

In addition, we provide defined benefit post-retirement health care and life insurance benefits to some employees. Net periodic post-retirement benefit cost recognized for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost	$44	$44	$89	$88
Interest cost	306	277	613	554
Expected return on plan assets	—	(1)	(1)	(2)
Special termination benefit	21	—	21	—
Net amortization and deferral	135	96	269	192
Net post-retirement costs	$506	$416	$991	$832
The weighted average discount rate used to determine the projected pension and post-retirement obligations was updated during the six months ended June 30, 2016, and was decreased from 4.5% at December 31, 2015 to 3.8% at June 30, 2016. We made no contributions to the qualified pension plan for the three and six months ended June 30, 2016. We contributed $1.0 million to the qualified pension plan for both the three and six months ended June 30, 2015. Total expected employer funding contributions during the fiscal year ending December 31, 2016 are $0 for the pension plan and $1.9 million for the post-retirement medical and life plan.
NOTE L - OBLIGATIONS UNDER GUARANTEES
We have indemnified Travelers Casualty and Surety Company of America (“Travelers”) against any loss Travelers may incur in the event that holders of surety bonds, issued on behalf of us by Travelers, execute the bonds. As of June 30, 2016, Travelers had $10.2 million in bonds outstanding for us. The majority of these bonds, $9.9 million, relate to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to such indefinite purposes as licenses, permits, and tax collection.
NOTE M - SEGMENT REPORTING
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
An operating segment’s performance is primarily evaluated based on segment contribution margin, which excludes certain corporate costs not associated with the operations of the segment. These corporate costs are separately stated below and include costs that are related to functional areas such as operations management, corporate purchasing, accounting, treasury, information technology, legal and human resources. We believe that segment contribution margin, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, this measure should be considered in addition to, not a substitute for, or superior to, net income (loss) or other measures of financial performance prepared in accordance with generally accepted accounting principles. The other accounting policies of each of the two reporting segments are the same as those in Note A - Summary of Significant Accounting Policies of our Financial Statements.

The following table presents sales and segment contribution margin (in thousands) for the reporting segments and other operating results not allocated to the reported segments for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales:
Oil & Gas Proppants	$64,926	$90,855	$138,791	$239,607
Industrial & Specialty Products	52,068	56,656	100,713	111,862
Total Sales	116,994	147,511	239,504	351,469
Segment contribution margin:
Oil & Gas Proppants	(5,995)	13,257	(5,144)	65,451
Industrial & Specialty Products	21,486	19,531	38,380	34,987
Total segment contribution margin	15,491	32,788	33,236	100,438
Operating activities excluded from segment cost of goods sold	(1,204)	(2,477)	(3,190)	(4,822)
Selling, general and administrative	(14,585)	(6,575)	(30,088)	(33,536)
Depreciation, depletion and amortization	(15,209)	(13,695)	(29,765)	(26,938)
Interest expense	(6,647)	(6,928)	(13,290)	(13,764)
Other income, net, including interest income	608	498	2,398	509
Income tax benefit	9,555	6,342	18,048	2,889
Net income (loss)	$(11,991)	$9,953	$(22,651)	$24,776
Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. Goodwill of $68.6 million has been allocated to these segments with $47.9 million assigned to Oil & Gas Proppants and $20.7 million to Industrial & Specialty Products.
NOTE N - SUBSEQUENT EVENTS
On July 6, 2016, we paid a cash dividend of $0.0625 per share to common stockholders of record on June 15, 2016, which had been declared by our Board of Directors on May 5, 2016.
On July 15, 2016, we entered into an agreement and plan of merger pursuant to which we will acquire all of the outstanding capital stock of New Birmingham, Inc., a regional sand producer located near Tyler, Texas. The consideration includes 2.6 million shares of our common stock and approximately $111.1 million in cash and liabilities assumed, subject to customary adjustments at closing. The transaction is expected to close in August 2016, subject to receiving regulatory approvals.
On July 21, 2016, our Board of Directors declared a quarterly cash dividend of $0.0625 per share to common stockholders of record at the close of business on September 15, 2016, payable on October 4, 2016.
On August 1, 2016, we entered into a purchase agreement pursuant to which we will acquire all of the outstanding membership units of Sandbox Enterprises LLC, a provider of logistics solutions and technology for the transportation of proppant used in hydraulic fracturing in the oil and gas industry. The consideration includes 4.2 million shares of our common stock and approximately $75 million in cash and liabilities assumed, subject to customary adjustments at closing. The transaction is expected to close in August 2016, subject to receiving regulatory approvals.

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
Overview
We are one of the largest domestic producers of commercial silica, a specialized mineral that is a critical input into a variety of attractive end markets. During our 116-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 260 products to customers across these markets. As of June 30, 2016, we operate 17 production facilities across the United States and own one of the largest frac sand processing plants in the United States. Including the purchase of reserves adjacent to our Ottawa, Illinois, facility in May 2016, we now control 436 million tons of reserves of commercial silica, 240 million tons of which can be processed to meet American Petroleum Institute (API) frac sand size specifications. Our operations are organized into two segments based on end markets served: (1) Oil & Gas Proppants and (2) Industrial & Specialty Products. Our segments are complementary because our ability to sell to a wide range of customers across end markets allows us to maximize recovery rates in our mining operations, optimize our asset utilization and reduce the cyclicality of our earnings.
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
However, declines in oil prices in 2015 have reduced oil and gas drilling and completion activity in North America. As of June 30, 2016, the U.S. land rig count had fallen over 70% from its peak in 2014. Demand for frac sand fell in conjunction with the rig count and activity levels, partially offset by higher proppant per well to optimize recovery and production rates. Frac sand pricing remained under pressure during the six months ended June 30, 2016. The table below summarizes some revenue metrics of our Oil & Gas Proppants segment for the three months ended June 30, 2016, March 31, 2016, and December 31, 2015. During the three months ended June 30, 2016 and three months ended March 31, 2016 both tons sold and average selling price decreased sequentially due to reduced demand from our customers.

Dollars in thousands except per ton data	Three Months Ended			Percentage Change for Three Months Ended
	June 30,	March 31,	December 31,	June 30, 2016 vs. March 31, 2016	March 31, 2016 vs. December 31, 2015
Oil & Gas Proppants	2016	2016	2015
Sales	$64,926	$73,865	$88,841	(12)%	(17)%
Tons Sold	1,333	1,411	1,553	(6)%	(9)%
Average Selling Price per Ton	$48.71	$52.35	$57.21	(7)%	(8)%

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
Additionally, due to impacts of reduced demand for our frac sand, we are engaged in ongoing discussions with our take-or-pay supply agreement customers regarding pricing and volume requirements under our existing contracts. While these discussions continue, in certain circumstances, we have provided contract customers with temporary reductions to contract pricing in exchange for additional term and/or volume in order to preserve the value of these agreements. We may deliver sand at prices or at volumes below the requirements in our existing take-or-pay supply agreements. We expect these circumstances may continue for the remainder of 2016. For a discussion of customer credit risk, see the Credit Risk section in Part I, Item 3 of this Quarterly Report on Form 10-Q.
During the three months ended June 30, 2016 leading indicators suggested a possibility of stabilization or even an increase in North American oil and gas drilling and completion activity in the near future. We believe fluctuations in frac sand demand and price may occur as the market adjusts to changing supply and demand due to energy pricing fluctuations. We continue to expect long-term growth in oil and gas drilling in North American shale basins.
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

•
Expand our supply chain network and leverage our logistics capabilities to meet our customers’ needs in each strategic oil and gas basin. We continue to expand our transload network to ensure product is available to meet the in-basin needs of our customers. This approach allows us to provide strong customer service and puts us in a position to take advantage of opportunistic spot market sales. Our plant sites are strategically located to provide access to key Class I railroads, which enables us to cost effectively send product to each of the strategic basins in North America. We can ship product by truck, barge and rail with an ability to connect to short-line railroads as necessary to meet our customers’ evolving in-basin product needs. We believe that our supply chain network and logistics capabilities are a competitive advantage that enables us to provide superior service for our customers. For example, in 2015, we opened our Odessa, Texas unit train receiving transload facility, which was built in partnership with Union Pacific Railroad to support mainly the Permian market. We expect to continue to make strategic investments and develop partnerships with transload operators and transportation providers that will enhance our portfolio of supply chain services that we can provide to customers. As of June 30, 2016, we have storage capacity at 51 transloads located near all of the major shale basins in the United States.

•
Evaluate both Greenfield and Brownfield expansion opportunities and other acquisitions. We expect to continue to leverage our reputation, processing capabilities and infrastructure to increase production, as well as explore other opportunities to expand our reserve base. We may accomplish this by developing Greenfield projects, where we can capitalize on our technical knowledge of geology, mining and processing and our strong reputation within local communities. We are continuing to actively pursue acquisitions to grow by taking advantage of our asset footprint, our management’s experience with high-growth businesses, and our strong customer relationships. Our primary objective is to acquire assets with differing levels of frac sand quality that are complementary to our Oil & Gas Proppants segment, with a focus on mining, processing and logistics to further enhance our market presence. We prioritize acquisitions that provide opportunities to realize synergies (and, in some cases, the acquisition may be accretive assuming synergies), including entering new geographic and frac sand product markets, acquiring attractive customer contracts and improving operations. For instance, on July 15, 2016, we entered into an agreement and plan of merger pursuant to which we will acquire all of the outstanding capital stock of New Birmingham, Inc., a regional sand producer located near Tyler, Texas. The consideration includes 2.6 million shares of our common stock and approximately $111.1 million in cash and liabilities assumed, subject to customary adjustments at closing. The transaction is expected to close in August 2016, subject to receiving regulatory approvals. Additionally, on August 1, 2016, we entered into a purchase agreement pursuant to which we will acquire all of the outstanding membership units of Sandbox Enterprises LLC, a provider of logistics solutions and technology for the transportation of proppant used in hydraulic fracturing in the oil and gas industry. The consideration includes 4.2 million shares of our common stock and approximately $75 million in cash and liabilities assumed, subject to customary adjustments at closing. The transaction is expected to close in August 2016, subject to receiving regulatory approvals. We are in active discussions to acquire additional assets fitting this strategy, which, if completed, would be “significant” under Regulation S-X and could require additional sources of financing. There can be no assurance that we will reach a definitive agreement and complete any of these potential transactions. See the risk factors disclosed in Item 1A of Part I of our 2015 Annual Report, including the risk factor entitled, “If we cannot successfully complete acquisitions or integrate acquired businesses, our growth may be limited and our financial condition may be adversely affected.”

•
Maintain financial strength and flexibility. We intend to maintain financial strength and flexibility to enable us to better manage through the oil and gas proppant industry downturn and pursue acquisitions and new growth opportunities as they arise. In March 2016, we completed a public offering of 10,000,000 shares of our common stock for total cash proceeds of approximately $186.2 million net of underwriting discounts and offering costs. As of June 30, 2016, we had $454.2 million of cash on hand and $46.7 million of availability under our Revolver. We intend to use a portion of this cash to complete our planned acquisition of New Birmingham, Inc and Sandbox Enterprises LLC.

How We Generate Our Sales
We derive our sales by mining and processing minerals that our customers purchase for various uses. Our sales are primarily a function of the price per ton and the number of tons sold. The price invoiced reflects product, transportation and additional services as applicable, such as storage and transloading the product from railcars to trucks for delivery to the customer site. We invoice the majority of our customers on a per shipment basis, although for some larger customers, we consolidate invoices weekly or monthly. Our five largest customers accounted for approximately 38% of total sales during the six months ended June 30, 2016. Sales to our largest customer, Halliburton Company, accounted for 13% of our total revenues during the six months ended June 30, 2016. No other customer accounted for 10% or more of our total revenues.
We primarily sell our products under short-term price agreements or at prevailing market rates. For a number of customers, we sell under long-term, competitively-bid contracts. As of June 30, 2016, we have five take-or-pay supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2017 and 2019. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge and that our customers will pay for each product. Prices under these agreements are generally fixed and subject to upward adjustment in response to certain cost increases. Additionally, at the time the take-or-pay supply agreements were signed, some customers provided advance payments for future shipments. A percentage of these advance payments is recognized as revenue with each ton of applicable product shipped to the customer. Collectively, sales to customers with take-or-pay supply agreements accounted for 20% and 32% of our total company revenue during the six months ended June 30, 2016 and 2015, respectively. Although sales under take-or-pay supply agreements may result in us realizing lower margins than we otherwise might during periods of high market prices, we believe such lower margins are offset by the benefits derived from the product mix and sales volume stability afforded by such supply agreements, which helps us lower market risk arising from adverse changes in spot prices and market conditions. Additionally, selling more tons under supply contracts also enables us to be more efficient from a production, supply chain and logistics standpoint. As discussed in Part I, Item 1A., "Risk Factors", of our 2015 Annual Report—"A large portion of our sales is generated by our top customers, and the loss of, or significant reduction in, purchases by our largest customers could adversely affect our operations,” these customers may not continue to purchase the same levels of product in the future due to a variety of reasons, contract requirements notwithstanding.
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
Segment contribution margin is not a measure of our financial performance under GAAP and should not be considered an alternative to measures derived in accordance with GAAP. For more details on the reconciliation of segment contribution margin to its most directly comparable GAAP financial measure, net income (loss), see Note M - Segment Reporting to our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(11,991)	$9,953	$(22,651)	$24,776
Total interest expense, net of interest income	6,150	6,537	12,520	13,477
Provision for taxes	(9,555)	(6,342)	(18,048)	(2,889)
Total depreciation, depletion and amortization expenses	15,209	13,695	29,765	26,938
EBITDA	(187)	23,843	1,586	62,302
Non-cash incentive compensation (1)	3,449	(2,179)	5,355	(89)
Post-employment expenses (excluding service costs) (2)	199	868	964	1,735
Business development related expenses (3)	861	(375)	968	7,953
Other adjustments allowable under our existing credit agreement (4)	1,051	1,286	1,752	2,826
Adjusted EBITDA	$5,373	$23,443	$10,625	$74,727

(1)	Reflects equity-based compensation expense.
(2)
Includes net pension cost and net post-retirement cost relating to pension and other post-retirement benefit obligations during the applicable period, but in each case excluding the service cost relating to benefits earned during such period. See Note K - Pension and Post-retirement Benefits to our Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

(3)	Reflects expenses related to business development activities in connection with our growth and expansion initiatives.
(4)
Reflects miscellaneous adjustments permitted under our existing credit agreement, including such items as restructuring costs for actions that will provide future cost savings. Restructuring costs were $1.1 million and $0.8 million, respectively, for the three months ended June 30, 2016 and 2015 and $3.2 million and $2.2 million, respectively, for the six months ended June 30, 2016 and 2015. The six months ended June 30, 2016 amount includes a gain on insurance settlement of $1.5 million received during the three months ended March 31, 2016.

Results of Operations for the Three Months Ended June 30, 2016 and 2015
Sales

All numbers in thousands except per ton data	Three Months Ended June 30,		Amount Change	Percent Change
	2016	2015	'16 vs. '15	'16 vs. '15
Sales:
Oil & Gas Proppants	$64,926	$90,855	$(25,929)	(29)%
Industrial & Specialty Products	52,068	56,656	(4,588)	(8)%
Total Sales	$116,994	$147,511	$(30,517)	(21)%
Tons:
Oil & Gas Proppants	1,333	1,224	109	9%
Industrial & Specialty Products	904	1,034	(130)	(13)%
Total Tons	2,237	2,258	(21)	(1)%
Average Selling Price per Ton:
Oil & Gas Proppants	$48.71	$74.23	$(25.52)	(34)%
Industrial & Specialty Products	57.60	54.79	2.81	5%
Overall Average Selling Price per Ton:	$52.30	$65.33	$(13.03)	(20)%
Total sales decreased 21% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, driven by a 1% decrease in total tons sold and a 20% decrease in overall average selling price. Tons sold in-basin represented 33% of total company tons sold for both the three months ended June 30, 2016 and the same period in 2015.
The decrease in total sales was primarily driven by Oil & Gas Proppants sales, which decreased 29%. Oil & Gas Proppants average selling price decreased 34% driven by a year over year decrease in demand for our frac sand from customers due to reduced drilling and completion activity. Tons sold for the three months ended June 30, 2016 increased 9% due to our market share gain efforts.
Industrial & Specialty Products sales decreased by 8% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Tons sold decreased 13% driven by our strategic shift among customers and products. Average selling price increased 5%, which was primarily a result of new higher-margin product sales and price increases.
Cost of Goods Sold
Cost of goods sold decreased by $14.5 million, or 12%, to $102.7 million for the three months ended June 30, 2016 compared to $117.2 million for the three months ended June 30, 2015. As a percentage of sales, cost of goods sold increased to 88% for the three months ended June 30, 2016 compared to 79% for the same period in 2015. These changes result from the main components of cost of goods sold as discussed below.
We incurred $52.2 million and $58.1 million of transportation and related costs for the three months ended June 30, 2016 and 2015, respectively. This decrease was due to fewer tons sold through transloads caused by lower demand for our frac sand at our transload sites. As a percentage of sales, transportation and related costs increased to 45% for the three months ended June 30, 2016 compared to 39% for the same period in 2015 mainly due to a lower average selling price.
We incurred $16.8 million and $20.1 million of operating labor costs for the three months ended June 30, 2016 and 2015, respectively. The $3.3 million decrease in labor costs incurred was primarily due to lower employee headcount and fewer tons sold. As a percentage of sales, operating labor costs represented 14% for both the three months ended June 30, 2016 and the same period in 2015.
We incurred $5.9 million and $6.5 million of electricity and drying fuel (principally natural gas) costs for the three months ended June 30, 2016 and 2015, respectively. The $0.6 million decrease in electricity and drying fuel costs incurred was mainly driven by lower natural gas prices and fewer tons sold. As a percentage of sales, electricity and drying fuel costs increased to 5% for the three months ended June 30, 2016 compared to 4% for the same period in 2015.
We incurred $7.9 million and $9.1 million of maintenance and repair costs for the three months ended June 30, 2016 and 2015, respectively. The decrease in maintenance and repair costs incurred was mainly due to scheduled maintenance and fewer tons sold. As a percentage of sales, maintenance and repair costs increased to 7% for the three months ended June 30, 2016 compared to 6% for the same period in 2015.
Segment Contribution Margin
Oil & Gas Proppants contribution margin decreased by $19.3 million, or 145%, to $(6.0) million for the three months ended June 30, 2016 compared to $13.3 million for the three months ended June 30, 2015, driven by a $25.9 million decrease in segment revenue, partially offset by lower segment cost of goods sold mainly due to lower transportation and related costs.
Industrial & Specialty Products contribution margin increased by $2.0 million, or 10%, to $21.5 million for the three months ended June 30, 2016 compared to $19.5 million for the three months ended June 30, 2015, driven by increased higher-margin products sales as a percentage of total sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $8.0 million, or 122%, to $14.6 million for the three months ended June 30, 2016 compared to $6.6 million for the three months ended June 30, 2015. The increase was due to the following factors:

•
Business development related expense increased by $1.2 million to $0.8 million for the three months ended June 30, 2016 compared to $(0.4) million for the three months ended June 30, 2015. The increase was primarily due to the settlement of an arbitration proceeding during the three months ended June 30, 2015, which caused a $1.1 million credit to our expense. See Note I - Commitments and Contingencies of our Financial Statements for more information about this arbitration ruling.

•
Compensation-related expense increased by $6.0 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, driven by reduced 2015 incentive compensation and the valuation adjustments of equity-based compensation expense during three months ended June 30, 2015, partially offset by lower employee headcount in 2016.

•
Bad debt expense increased by $1.4 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, mainly due to a recovery of a previously reserved receivable that occurred during the three months ended June 30, 2015.

In total, our selling, general and administrative costs represented approximately 12% and 4% of our sales for the three months ended June 30, 2016 and 2015, respectively.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense increased by $1.5 million, or 11%, to $15.2 million for the three months ended June 30, 2016 compared to $13.7 million for the three months ended June 30, 2015. The year over year increase was mainly driven by our continued capital spending. Depreciation, depletion and amortization costs represented approximately 13% and 9% of our sales for the three months ended June 30, 2016 and 2015, respectively.
Operating Income (Loss)
Operating income decreased by $25.5 million, or 254%, to $(15.5) million for the three months ended June 30, 2016 compared to $10.0 million for the three months ended June 30, 2015. The decrease was due to a 21% decrease in sales, a 122% increase in selling, general and administrative expense and an 11% increase in depreciation, depletion and amortization expense, partially offset by a 12% decrease in cost of goods sold.
Interest Expense
Interest expense decreased by $0.3 million, or 4%, to $6.6 million for the three months ended June 30, 2016 compared to $6.9 million for the three months ended June 30, 2015, mainly driven by decreases in debt principal and customer prepayment recorded as deferred revenue.
Provision for Income Taxes
The income tax benefit increased $3.2 million to $9.5 million for the three months ended June 30, 2016 compared to $6.3 million for the three months ended June 30, 2015. The increase was driven primarily by increased loss before income taxes. The effective tax rate was 44% and (176)% for the three months ended June 30, 2016 and 2015, respectively. See accompanying Note J - Income Taxes of our Financial Statements for more information.
Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes.
Other income, net, including interest income
Other income was relatively flat at $0.6 million and $0.5 million for the three months ended June 30, 2016 and 2015, respectively.
Net Income/Loss
Net loss was $12.0 million for the three months ended June 30, 2016 compared to a net income of $10.0 million for the three months ended June 30, 2015. The year over year decrease was due to the factors noted above.
Results of Operations for the Six Months Ended June 30, 2016 and 2015
Sales

All numbers in thousands except per ton data	Six Months Ended June 30,		Amount Change	Percent Change
	2016	2015	'16 vs. '15	'16 vs. '15
Sales:
Oil & Gas Proppants	$138,791	$239,607	$(100,816)	(42)%
Industrial & Specialty Products	100,713	111,862	(11,149)	(10)%
Total Sales	$239,504	$351,469	$(111,965)	(32)%
Tons:
Oil & Gas Proppants	2,744	2,912	(168)	(6)%
Industrial & Specialty Products	1,766	2,017	(251)	(12)%
Total Tons	4,510	4,929	(419)	(9)%
Average Selling Price per Ton:
Oil & Gas Proppants	$50.58	$82.28	$(31.70)	(39)%
Industrial & Specialty Products	57.03	55.46	1.57	3%
Overall Average Selling Price per Ton:	$53.11	$71.31	$(18.20)	(26)%
Total sales decreased 32% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, driven by a 26% decrease in overall average selling price and a 9% decrease in total tons sold. Tons sold in-basin represented 32% and 37% of total company tons sold for the six months ended June 30, 2016 and 2015, respectively.
The decrease in total sales was driven by Oil & Gas Proppants sales, which decreased 42%. Oil & Gas Proppants tons sold for the six months ended June 30, 2016 decreased 6% and average selling price decreased 39%. These decreases were driven by the year over year decrease in demand for our frac sand from customers due to reduced drilling and completion activity.
Industrial & Specialty Products sales decreased 10% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Tons sold decreased 12%, driven by our strategic shift among customers and products. Average selling price increased 3%, driven new higher-margin product sales and price increases.
Cost of Goods Sold
Cost of goods sold decreased by $46.4 million, or 18%, to $209.5 million for the six months ended June 30, 2016 compared to $255.9 million for the six months ended June 30, 2015. As a percentage of sales, cost of goods sold increased to 87% for the six months ended June 30, 2016 compared to 73% for the same period in 2015. These changes result from the main components of cost of goods sold as discussed below.
We incurred $104.3 million and $131.1 million of transportation and related costs for the six months ended June 30, 2016 and 2015, respectively. The $26.8 million decrease was mainly due to fewer tons sold through transloads caused by lower demand for our frac sand at our transload sites. As a percentage of sales, transportation and related costs increased to 44% for the six months ended June 30, 2016 compared to 37% for the same period in 2015 mainly due to a decrease in average selling price.
We incurred $36.5 million and $41.4 million of operating labor costs for the six months ended June 30, 2016 and 2015, respectively. The $4.9 million decrease in labor costs incurred was primarily due to lower employee headcount and fewer tons sold. As a percentage of sales, operating labor costs represented 15% for the six months ended June 30, 2016 compared to 12% for the same period in 2015.
We incurred $12.6 million and $14.7 million of electricity and drying fuel (principally natural gas) costs for the six months ended June 30, 2016 and 2015, respectively. The decrease in electricity and drying fuel costs incurred was due to fewer tons sold and lower natural gas prices. As a percentage of sales, electricity and drying fuel costs represented 5% for the six months ended June 30, 2016 compared to 4% for the same period in 2015.
We incurred $16.0 million and $19.3 million of maintenance and repair costs for the six months ended June 30, 2016 and 2015, respectively. The decrease in maintenance and repair costs incurred was due to scheduled maintenance and fewer tons sold. As a percentage of sales, maintenance and repair costs increased to 7% for the six months ended June 30, 2016 compared to 5% for the same period in 2015.
Segment Contribution Margin
Oil & Gas Proppants contribution margin decreased by $70.6 million, or 108%, to $(5.1) million for the six months ended June 30, 2016 compared to $65.5 million for the six months ended June 30, 2015, driven by a 42% decrease in revenue partially offset by a 17% decrease in segment cost of goods sold.
Industrial & Specialty Products contribution margin increased by $3.4 million, or 10%, to $38.4 million for the six months ended June 30, 2016 compared to $35.0 million for the six months ended June 30, 2015, driven by increased higher margin products sales as a percentage of total sales and price increases.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $3.4 million, or 10%, to $30.1 million for the six months ended June 30, 2016 compared to $33.5 million for the six months ended June 30, 2015. The decrease was primarily due to the following factors:

•
Business development related expense decreased by $7.0 million to $1.0 million for the six months ended June 30, 2016 compared to $8.0 million for the six months ended June 30, 2015. This decrease is mainly due to a $6.5 million settlement of an unfavorable arbitration ruling during the six months ended June 30, 2015. See Note I - Commitments and Contingencies of our Financial Statements for more information about this arbitration ruling.

•
Compensation related expense increased by $3.2 million for the six months ended June 30, 2016 compared to 2015, primarily due to reduced 2015 incentive compensation and the valuation adjustments of equity-based compensation expense happened during three months ended June 30, 2015, partially offset by lower employee headcount in 2016.

•
Bad debt expense increased by $1.3 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, mainly due to a recovery of a previously reserved receivable occurred during the three months ended June 30, 2015.

In total, our selling, general and administrative costs represented approximately 13% and 10% of our sales for the six months ended June 30, 2016 and 2015, respectively.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense increased by $2.8 million, or 10%, to $29.8 million for the six months ended June 30, 2016 compared to $26.9 million for the six months ended June 30, 2015. The year over year increase was driven by the addition of our Utica, Illinois plant, Odessa, Texas transload facility and other capital spending. Depreciation, depletion and amortization costs represented approximately 12% and 8% of our sales for the six months ended June 30, 2016 and 2015, respectively.

Operating Income (Loss)
Operating income decreased by $64.9 million, or 185%, to a $29.8 million operating loss for the six months ended June 30, 2016 compared to $35.1 million for the six months ended June 30, 2015. The decrease was due to a 32% decrease in sales and a 10% increase in depreciation, depletion and amortization expense, partially offset by a 18% decrease in cost of goods sold and a 10% decrease in selling, general and administrative expense.
Interest Expense
Interest expense decreased by $0.5 million, or 3%, to $13.3 million for the six months ended June 30, 2016 compared to $13.8 million for the six months ended June 30, 2015, mainly driven by decreases in debt principal and customer prepayment recorded as deferred revenue.
Provision for Income Taxes
The income tax benefit increased $15.2 million to $18.0 million for the six months ended June 30, 2016 compared to $2.9 million for the six months ended June 30, 2015. The increase was driven primarily by increased loss before income taxes. The effective tax rate was 44% and (13)% for the six months ended June 30, 2016 and 2015, respectively. See accompanying Note J - Income Taxes of our Financial Statements for more information.
Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes.
Other income, net, including interest income
Other income was $2.4 million and $0.5 million for the six months ended June 30, 2016 and 2015, respectively. The increase was mainly due to a gain of $1.5 million on insurance settlements that we received during the six months ended June 30, 2016.
Net Income (Loss)
Net loss was $22.7 million for the six months ended June 30, 2016 compared to a net income of $24.8 million for the six months ended June 30, 2015. The year over year decrease was due to the factors noted above.

Liquidity and Capital Resources
Overview
Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to return cash to our stockholders, and to finance acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through cash on hand or borrowings under our credit facilities and equity issuances. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. In March 2016, we completed a public offering of 10,000,000 shares of our common stock for total cash proceeds of approximately $186.2 million net of underwriting discounts and offering costs. As of June 30, 2016, our working capital was $513.9 million and we had $46.7 million of availability under the Revolver.
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
Cash Flow Analysis
A summary of operating, investing and financing activities (in thousands) is shown in the following table:

	Six Months Ended June 30,		Percent Change
	2016	2015	’16 vs. ‘15
Net cash provided by (used in):
Operating activities	$1,321	$38,457	(97)%
Investing activities	(1,450)	(22,458)	(94)%
Financing activities	177,260	(31,408)	(664)%
Net Cash Provided by Operating Activities
Operating activities consist primarily of net income adjusted for certain non-cash and working capital items. Adjustments to net income for non-cash items include depreciation, depletion and amortization, deferred revenue, deferred income taxes, equity-based compensation and bad debt provision. In addition, operating cash flows include the effect of changes in operating assets and liabilities, principally accounts receivable, inventories, prepaid expenses and other current assets, income taxes payable and receivable, accounts payable and accrued expenses.
Net cash provided by operating activities was $1.3 million for the six months ended June 30, 2016 compared to $38.5 million for the six months ended June 30, 2015. This $37.1 million decrease in cash provided by operations was the result of a $47.4 million decrease in net income and the impact of the other components of operating activities.
Net Cash Provided Used in Investing Activities
Investing activities consist primarily of capital expenditures for growth and maintenance and proceeds from the sale and maturity of short-term investments.
Net cash used in investing activities was $1.5 million for the six months ended June 30, 2016. This was due to capital expenditures of $23.4 million being partially offset by $21.9 million in proceeds from sales and maturities of short-term investments. Capital expenditures for the six months ended June 30, 2016 were primarily for a purchase of reserves adjacent to our Ottawa, Illinois, facility, engineering, procurement and construction of our growth projects and other maintenance and cost improvement capital projects.

Net cash used in investing activities was $22.5 million for the six months ended June 30, 2015. Capital expenditures for the six months ended June 30, 2015, which totaled $27.1 million, were primarily for the engineering, procurement and construction of our Greenfield raw sand plant near Fairchild, Wisconsin, an expansion project at our Pacific, Missouri facility and other maintenance capital projects.
Subject to our continuing evaluation of market conditions, we anticipate that our capital expenditures in 2016, including the purchase of reserves adjacent to our Ottawa, Illinois, facility, will be in a range of $28 million to $33 million, which is primarily associated with growth, maintenance and cost improvement capital projects. We expect to fund our capital expenditures through cash on our balance sheet, cash generated from our operations and cash generated from financing activities.
Net Cash Provided by (Used in) Financing Activities
Financing activities consist primarily of equity issuances, capital contributions, dividend payments, borrowings and repayments related to the Revolver and Term Loan, as well as fees and expenses paid in connection with our credit facilities, and advance payments from our customers.
Net cash provided by financing activities was $177.3 million for the six months ended June 30, 2016, driven by $200.0 million of common stock issuances and $1.3 million of proceeds from options exercised, both of which were partially offset by $13.8 million of common stock issuance costs, $6.7 million of dividends paid, $2.6 million of long-term debt payments, and $1.0 million of tax payments related to shares withheld for vested restricted stock.
Net cash used in financing activities was $31.4 million in the six months ended June 30, 2015, driven by $15.3 million of common stock repurchases, $13.4 million of dividends paid, and $2.6 million of long-term debt payments.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
There have been no significant changes outside the ordinary course of business to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2015 Annual Report. For more details on future minimum annual commitments under such operating leases, please see accompanying Note I - Commitments and Contingencies to our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Environmental Matters
We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. As of June 30, 2016, we had $12.7 million accrued for future reclamation costs, as compared to $12.3 million as of December 31, 2015.
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
Availability of Reports; Website Access; Other Information
Our internet address is http://www.ussilica.com. Through “Investor Relations”—“SEC Filings” on our home page, we make available free of charge our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our proxy statements, our Current Reports on Form 8-K, SEC Forms 3, 4 and 5 and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our reports filed with the SEC are also made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information about the Public Reference Room may be obtained by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available on its website at www.sec.gov.
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
Interest Rate Risk
We are exposed to interest rate risk arising from adverse changes in interest rates. As of June 30, 2016, we have $496.7 million of debt outstanding under our senior credit facility. Assuming no change in the amount outstanding, and LIBOR is greater than the 1.0% minimum base rate on the Term Loan, a hypothetical increase or decrease in interest rates by 1.0% would have changed our interest expense by $3.2 million per year.
We use interest rate derivatives in the normal course of our business to manage both our interest cost and the risks associated with changing interest rates. We do not use derivatives for trading or speculative purposes. The following table summarizes the fair value of our derivative instruments (in thousands) at June 30, 2016 and December 31, 2015.

	June 30, 2016				December 31, 2015
	Maturity Date	Contract/Notional Amount	Carrying Amount	Fair Value	Maturity Date	Contract/Notional Amount	Carrying Amount	Fair Value
Interest rate cap agreement(1)	2019	$249 million	$18	$18	2016	$252 million	$—	$—

(1)	Agreements limit the LIBOR floating interest rate base to 4%.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As a result of the above developments, the filing rate of new claims against us over the past three years has decreased to below pre-2001 levels, and we were named as a defendant in three, one and zero new silicosis cases filed in 2013, 2014 and 2015, respectively. During the six months ended June 30, 2016, no additional claims were brought against us. As of June 30, 2016, there are a total of approximately 74 active silica-related products liability claims pending in which we were a defendant and approximately 165 inactive claims. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media, and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for both our predecessors that covered certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to certain insurance). As a result of a settlement with a former owner of ours and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us, and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf.
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
As of June 30, 2016, there have been no material changes to the risk factors disclosed in Item 1A of Part I in our 2015 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchase Program
The following table presents the total number of shares of our common stock that we purchased during the second quarter of 2016, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period pursuant to our June 2012 share repurchase program:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
April 2016	—		$—	—
May 2016	5,326	(2)	$24.56	—
June 2016	11,250	(2)	$29.36	—
Total	16,576		$26.96	—	$33,173,725

(1)
A program covering the repurchase of up to $25.0 million of our common stock was initially announced in June 2012 and was increased to $50.0 million in December 2014. This program expires on December 11, 2016.

(2)	Represents shares withheld by U.S. Silica to pay taxes due upon the vesting of employee restricted stock and restricted stock units.
Subsequent to June 30, 2016, we have not repurchased any shares of our common stock.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 3rd day of August, 2016.

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