Form 10-Q
period 2016-09-30
U.S. SILICA HOLDINGS, INC.
filed 2016-11-04
CIK 1524741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2016, 70,636,892 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

U.S. Silica Holdings, Inc.
FORM 10-Q
For the Quarter Ended September 30, 2016

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$264,060	$277,077
Short-term investments	—	21,849
Accounts receivable, net	70,725	58,706
Inventories, net	77,429	65,004
Prepaid expenses and other current assets	14,092	9,921
Income tax deposits	8,017	6,583
Total current assets	434,323	439,140
Property, plant and mine development, net	790,565	561,196
Goodwill	233,196	68,647
Trade names	32,318	14,474
Intellectual property	57,700	—
Customer relationships, net	56,700	6,453
Other assets	16,031	18,709
Total assets	$1,620,833	$1,108,619
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$68,692	$49,631
Dividends payable	4,546	3,453
Accrued liabilities	12,821	11,708
Accrued interest	57	58
Current portion of capital leases	1,136	—
Current portion of long-term debt	6,745	3,330
Deferred revenue	9,131	15,738
Total current liabilities	103,128	83,918
Long-term debt	499,886	488,375
Deferred revenue	66,030	59,676
Obligations under capital lease	1,281	—
Liability for pension and other post-retirement benefits	63,715	55,893
Deferred income taxes, net	57,330	19,513
Other long-term obligations	18,668	17,077
Total liabilities	810,038	724,452
Stockholders’ Equity:
Preferred stock	—	—
Common stock	708	539
Additional paid-in capital	660,448	194,670
Retained earnings	175,210	220,974
Treasury stock, at cost	(5,105)	(15,845)
Accumulated other comprehensive loss	(20,466)	(16,171)
Total stockholders’ equity	810,795	384,167
Total liabilities and stockholders’ equity	$1,620,833	$1,108,619
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sales	$137,748	$155,408	$377,252	$506,877
Cost of goods sold (excluding depreciation, depletion and amortization)	119,426	122,599	328,884	378,452
Operating expenses
Selling, general and administrative	18,472	13,559	48,560	47,095
Depreciation, depletion and amortization	17,175	15,158	46,940	42,096
	35,647	28,717	95,500	89,191
Operating income (loss)	(17,325)	4,092	(47,132)	39,234
Other income (expense)
Interest expense	(6,684)	(6,684)	(19,974)	(20,448)
Other income, net, including interest income	493	309	2,891	818
	(6,191)	(6,375)	(17,083)	(19,630)
Income (loss) before income taxes	(23,516)	(2,283)	(64,215)	19,604
Income tax benefit	12,177	4,695	30,102	7,584
Net income (loss)	$(11,339)	$2,412	$(34,113)	$27,188
Earnings (loss) per share:
Basic	$(0.17)	$0.05	$(0.55)	$0.51
Diluted	$(0.17)	$0.04	$(0.55)	$0.51
Weighted average shares outstanding:
Basic	66,676	53,321	61,512	53,386
Diluted	66,676	53,742	61,512	53,831
Dividends declared per share	$0.06	$0.13	$0.19	$0.38
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(11,339)	$2,412	$(34,113)	$27,188
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives (net of tax of ($2) and $10 for the three months ended September 30, 2016 and 2015, respectively, and $7 and $18 for the nine months ended September 30, 2016 and 2015, respectively)	(3)	17	12	29
Unrealized gain (loss) on investments (net of tax of $0 and $3 for the three months ended September 30, 2016 and 2015, respectively, and ($4) and $33 for the nine months ended September 30, 2016 and 2015, respectively)	—	4	(6)	53
Pension and other post-retirement benefits liability adjustment (net of tax of $176 and ($2,431) for the three months ended September 30, 2016 and 2015, respectively, and ($2,592) and $157 for the nine months ended September 30, 2016 and 2015, respectively)	293	(3,924)	(4,301)	254
Comprehensive income (loss)	$(11,049)	$(1,491)	$(38,408)	$27,524
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited; dollars in thousands, except per share amounts)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2015	$539	$(15,845)	$194,670	$220,974	$(16,171)	$384,167
Net income (loss)	—	—	—	(34,113)	—	(34,113)
Issuance of common stock (secondary offering at $20 per share, net of issuance costs of $13,798)	100	—	186,102	—	—	186,202
Issuance of common stock for acquisitions (net of issuance costs of $170)	69	—	277,990	—	—	278,059
Unrealized gain on derivatives	—	—	—	—	12	12
Unrealized loss on short-term investments	—	—	—	—	(6)	(6)
Pension and post-retirement liability	—	—	—	—	(4,301)	(4,301)
Cash dividend declared ($0.1875 per share)	—	—	—	(11,799)	—	(11,799)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	9,075	—	—	9,075
Net tax effect	—	—	—	148	—	148
Proceeds from options exercised	—	7,665	(3,332)	—	—	4,333
Issuance of restricted stock	—	1,388	(1,388)	—	—	—
Shares withheld for employee taxes related to vested restricted stock and stock units	—	1,687	(2,669)	—	—	(982)
Balance at September 30, 2016	$708	$(5,105)	$660,448	$175,210	$(20,466)	$810,795
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net income (loss)	$(34,113)	$27,188
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	46,940	42,096
Debt issuance amortization	1,045	1,054
Original issue discount amortization	283	288
Deferred income taxes	(29,858)	(8,463)
Deferred revenue	(5,644)	(12,712)
Loss on disposal of property, plant and equipment	240	1,007
Equity-based compensation	9,075	1,824
Excess tax benefit from equity-based compensation	—	(225)
Bad debt provision	(86)	(426)
Other	2,560	(7,462)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,979	35,702
Inventories	(8,931)	(3,959)
Prepaid expenses and other current assets	(2,259)	(3,303)
Income taxes	5,223	(5,514)
Accounts payable and accrued liabilities	11,679	(31,655)
Accrued interest	(1)	(2)
Liability for pension and other post-retirement benefits	938	978
Net cash provided by operating activities	70	36,416
Investing activities:
Capital expenditures	(32,756)	(38,167)
Capitalized intellectual property costs	(259)	—
Maturities of short-term investments	21,872	29,388
Acquisition of business, net of cash acquired	(176,447)	—
Proceeds from sale of property, plant and equipment	84	77
Net cash used in investing activities	(187,506)	(8,702)
Financing activities:
Dividends paid	(10,706)	(20,117)
Repurchase of common stock	—	(15,255)
Issuance of common stock	200,000	—
Common stock issuance costs	(13,968)	—
Proceeds from options exercised	4,333	364
Excess tax benefit from equity-based compensation	—	225
Tax payments related to shares withheld for vested restricted stock	(982)	(747)
Repayment of long-term debt	(4,035)	(3,826)
Principal payments on capital lease obligations	(223)	—
Financing fees	—	(64)
Net cash provided by/(used in) financing activities	174,419	(39,420)
Net (decrease) in cash and cash equivalents	(13,017)	(11,706)
Cash and cash equivalents, beginning of period	277,077	263,066
Cash and cash equivalents, end of period	$264,060	$251,360
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$15,953	$16,359
Taxes	$(5,445)	$6,176
Non-cash Items:
Capital lease obligations incurred to acquire assets	$165	$—
Common stock issued in connection with acquisitions	$278,229	$—
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
Unaudited Interim Financial Statements
The accompanying Balance Sheet as of September 30, 2016; the Income Statements and Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; the Condensed Consolidated Statements of Stockholders' Equity and Cash Flows for the nine months ended September 30, 2016; and other information disclosed in the related notes are unaudited. The Balance Sheet as of December 31, 2015 was derived from our audited consolidated financial statements as included in our 2015 Annual Report.
Use of Estimates and Assumptions
The preparation of the Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to purchase price allocation for businesses acquired; mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production amortization calculations; environmental, reclamation and closure obligations; estimates of recoverable minerals; estimates of allowance for doubtful accounts; estimates of fair value for certain reporting units and asset impairments (including impairments of goodwill and other long-lived assets); write-downs of inventory to net realizable value; equity-based compensation expense; post-employment, post-retirement and other employee benefit liabilities; valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments including derivative instruments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update 2016-02, "Leases", which supersedes the existing lease guidance and requires all leases with a term greater than 12 months to be recognized on the balance sheet as assets and obligations.  This Update is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; early application is permitted. This standard mandates a modified retrospective transition method. We are currently evaluating the effect that the new guidance will have on our financial statements and related disclosures.
On July 22, 2015, the FASB issued Accounting Standards Update 2015-11, "Simplifying the Measurement of Inventory". The new standard requires an entity to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The new standard will not apply to inventories that are measured using either the last-in, first-out (LIFO) method or the retail inventory method. This Update is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years; early application is permitted. We have elected to adopt the standard early effective January 1, 2016 prospectively and have measured our inventory at the lower of cost and net realizable value on our Balance Sheet as of September 30, 2016. The impacts of the early adoption of this Update on our Financial Statements are not significant.
In March 2016, the FASB issued Accounting Standards Update 2016-09, "Compensation-Stock Compensation." The update requires that excess tax benefits and deficiencies be recorded in the income statement when the awards vest or are settled. It also eliminates the requirement that excess tax benefits be realized (reduce cash taxes payable) before being recognized. Previously, an entity could not recognize excess tax benefits if the tax deduction increased a net operating loss ("NOL") or tax credit carryforward. The updated standard no longer requires cash flows related to excess tax benefits to be presented as a financing activity separate from other income tax cash flows. The update also allows the employer to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments to taxing authorities made on an employee's behalf for withheld shares should be presented as a financing activity on the statement of cash flows, and provides for an accounting policy election to account for forfeitures as they occur. The update is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted.
We elected to early adopt this update during the three months ended September 30, 2016, which requires any adjustments to be reflected as of January 1, 2016. This resulted in the recognition of excess tax benefits on our Balance Sheet that were previously not recognized, as the benefits would have increased our NOL or tax credit carryforwards. The recognition decreased net deferred tax liability by $0.1 million and $1.7 million as of January 1, 2016 and September 30, 2016, respectively. Retained earnings on January 1, 2016 was increased accordingly by $0.1 million. In addition, we will recognize excess tax benefits in the provision for income taxes rather than paid-in capital for 2016 and future periods. Adoption of the update resulted in the recognition of excess tax benefits in the provision for income taxes of $1.8 million and $1.7 million for the three and nine months ended September 30, 2016, respectively.
The effect of the adoption of this update on our previously reported income tax provision on our Income Statement was a decrease in tax benefit of $0.3 million for the three months ended March 31, 2016 and an increase in tax benefit of $0.2 million for the three months ended June 30, 2016, respectively.
We elected to include excess tax benefits as operating activities in the Cash Flow on a prospective basis. Prior periods are not adjusted. We also made the accounting policy election to account for forfeitures as they occur.
NOTE B—CAPITAL STRUCTURE AND ACCUMULATED COMPREHENSIVE INCOME
Common Stock
Our Amended and Restated Certificate of Incorporation authorizes up to 500,000,000 shares of common stock, par value of $0.01. Subject to the rights of holders of any series of preferred stock, all of the voting power of the stockholders of Holdings shall be vested in the holders of the common stock.
In March 2016, we completed a public offering of 10,000,000 shares of our common stock for total cash proceeds of approximately $186.2 million net of underwriting discounts and offering costs. In August 2016, we issued an additional 6,825,693 shares of our common stock to complete two acquisitions discussed in Note C - Business Combinations. There were 70,615,466 shares of common stock issued and outstanding at September 30, 2016. As of September 30, 2015, there were 53,386,174 shares issued and outstanding.
During the nine months ended September 30, 2016, our Board of Directors declared quarterly cash dividends as follows:

Dividends per Common Share	Declaration Date	Record Date	Payable Date
$0.0625	February 22, 2016	March 15, 2016	April 5, 2016
$0.0625	May 5, 2016	June 15, 2016	July 6, 2016
$0.0625	July 21, 2016	September 15, 2016	October 4, 2016
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
There were no shares of preferred stock issued or outstanding at either September 30, 2016 or December 31, 2015. At present, we have no plans to issue any preferred stock.
Employee Stock Awards
We grant stock options, restricted stock, restricted stock units and performance share units to our employees and directors under the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan. The weighted-average stock awards (in thousands) that are antidilutive and are therefore excluded from the calculation of our diluted earnings per common share are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted-average outstanding stock options excluded	1,095	726	1,217	464
Weighted-average outstanding restricted stock awards excluded	1,493	729	1,062	598
Share Repurchase Program
We are authorized by our Board of Directors to repurchase shares of our outstanding common stock from time to time on the open market or in privately negotiated transactions. As of September 30, 2016, we are authorized to repurchase up to $50 million of our common stock through December 11, 2016. Stock repurchases, if any, will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. Under our share repurchase program, as of September 30, 2016, we have repurchased 706,093 shares of our common stock at an average price of $23.83 and are authorized to repurchase up to an additional $33.2 million of our common stock.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income (loss) consists of fair value adjustments associated with cash flow hedges and accumulated adjustments for net experience losses and prior service cost related to employee benefit plans. The following table presents the changes in accumulated other comprehensive income (in thousands) by component during the nine months ended September 30, 2016:

	For the Nine Months Ended September 30, 2016
	Unrealized gain/(loss) on cash flow hedges	Unrealized gain/(loss) on short-term investments	Pension and other post-retirement benefits liability	Total
Beginning Balance	$(81)	$6	$(16,096)	$(16,171)
Other comprehensive (loss) before reclassifications	(69)	(6)	(4,387)	(4,462)
Amounts reclassed from accumulated other comprehensive income	81	—	86	167
Ending Balance	$(69)	$—	$(20,397)	$(20,466)
Amounts reclassified from accumulated other comprehensive income (loss) related to cash flow hedges category are included in interest expense in our Income Statements and amounts reclassified related to pension and other post-retirement benefits liability category are included in the computation of net periodic pension costs, respectively, at before tax amounts.

NOTE C—BUSINESS COMBINATIONS

NBI Acquisition:

On August 16, 2016, we completed the acquisition of New Birmingham, Inc. (“NBI”), the ultimate parent company of NBR Sand, LLC (“NBR”), by acquiring all of the outstanding capital stock of NBI through the merger of New Birmingham Merger Corp., a Nevada corporation and wholly owned subsidiary of the Company, with and into NBI, followed immediately by the merger of NBI with and into NBI Merger Subsidiary II, Inc., a Delaware corporation and wholly owned subsidiary of the Company, which subsequently changed its name to Tyler Silica Company (the “NBI Acquisition”). NBR is a regional sand producer located near Tyler, Texas. The acquisition of NBI increased our regional frac sand product offering in our Oil & Gas Proppants operating segment.

The preliminary consideration paid to the stockholders of NBI at the closing of the NBI Acquisition consisted of $106.6 million of cash (net of $9.0 million cash acquired), subject to customary post-closing adjustments and 2,630,513 shares of common stock. The calculation of the preliminary purchase price (in thousands, except shares) is as follows:

Cash consideration paid		$115,555
Number of U.S. Silica common shares delivered	2,630,513
Multiplied by closing market price per share of U.S. Silica common stock on August 16, 2016	$40.51
Total value of U.S. Silica common shares delivered		$106,562
Less, cash acquired		$(9,002)
Total purchase price		$213,115

The following table sets forth a preliminary allocation of the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed (in thousands):

Preliminary allocation of purchase price:
Accounts receivable	$2,680
Inventories	3,494
Other current assets	439
Income tax deposits	6,657
Property, plant and mine development	209,378
Identifiable intangible assets	1,600
Goodwill	82,080
Total assets acquired	306,328
Accounts payable, accrued expenses and other current liabilities	1,484
Deferred revenue	500
Notes payable	17,633
Capital lease liabilities	2,475
Asset retirement obligations	710
Deferred tax liabilities	70,411
Total liabilities assumed	93,213
Net assets acquired	$213,115
The acquired intangible assets and the related estimated useful lives consist of the following:

	Approximate Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Customer relationships	$1,600	15

Goodwill represents the excess of the purchase price over the fair value of the underlying net assets acquired. Goodwill in this transaction is attributable to planned growth in regional frac sand markets and synergies expected to be achieved from integrating the operations of U.S. Silica and NBI. The goodwill amount is included in our Oil & Gas Proppants segment. Both customer relationships and goodwill are not expected to be deductible for tax purposes.

We incurred $1.0 million and $1.4 million of acquisition-related charges which are included in selling, general and administrative expenses during the three and nine months ended September 30, 2016, respectively. Additionally, we incurred $0.5 million related to the inventory write-up values in cost of goods sold during the three months ended September 30, 2016. Revenue and earnings for NBI after the acquisition date are not presented as the business was integrated into our operations subsequent to the acquisition and therefore impracticable to quantify.

Sandbox Acquisition:

On August 22, 2016, we completed the purchase of all of the outstanding units of membership interest of Sandbox Enterprises, LLC, a Texas limited liability company ("Sandbox" or the “Sandbox Acquisition”). Sandbox earns revenues from providing “last mile” transportation services to companies in the oil and gas industry. Sandbox has operations in Houston, Midland/Odessa, Texas, Morgantown, West Virginia, western North Dakota, northeast of Denver, Colorado, Oklahoma City, OK and Cambridge, Ohio, where its major customers are located. By acquiring Sandbox, we are able to expand our frac sand offering directly to customers' wellhead locations.

    The preliminary consideration paid includes $69.9 million of cash (net of $1.3 million cash acquired), subject to customary post-closing adjustments and 4,195,180 shares of our common stock. The calculation of preliminary purchase price (in thousands, except shares) is as follows:

Cash consideration paid		$71,200
Number of U.S. Silica common shares delivered	4,195,180
Multiplied by closing market price per share of U.S. Silica common stock on August 22, 2016	$40.92
Total value of U.S. Silica common shares delivered		$171,667
Less, cash acquired		$(1,306)
Total purchase price		$241,561

The following table sets forth a preliminary allocation of the purchase price to Sandbox’s identifiable tangible and intangible assets acquired and liabilities assumed (in thousands):

Preliminary allocation of purchase price:
Accounts receivable	$12,232
Prepaid expenses and other	1,482
Property, plant and mine development	32,336
Identifiable intangible assets	124,944
Goodwill	82,469
Total assets acquired	253,463
Accounts payable	4,112
Deferred revenue	4,891
Accrued expenses and other current liabilities	2,899
Total liabilities assumed	11,902
Net assets acquired	$241,561

The acquired intangible assets and the related estimated useful lives consist of the following:

	Approximate Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Indefinite lived intangible assets - Trade names	$17,844	Indefinite
Definite lived intangible assets - Technology and intellectual property	57,700	15
Definite lived intangible asset - Customer relationships	49,400	14
Total fair value of identifiable intangible assets	$124,944

Goodwill represents the excess of the purchase price over the fair value of the underlying net assets acquired. Goodwill in this transaction is attributable to expected growth in frac sand demand at the well head and synergies expected to be achieved from integrating the operations of U.S. Silica and Sandbox. The goodwill amount is included in our Oil & Gas Proppants segment. Goodwill and all intangible assets identified above are expected to be deductible for tax purposes.

Our 2016 Income Statement included revenue of $7.5 million associated with Sandbox following the date of acquisition during the three months ended September 30, 2016. Sandbox's impact on our net loss was not significant for the three months ended September 30, 2016. We incurred $2.7 million and $2.8 million of acquisition-related charges which are included in selling, general and administrative expenses on the Income Statement for the three and nine months ended September 30, 2016, respectively.

The cost related to the issuance of the 6,825,693 shares of common stock to complete the two acquisitions totaled $0.2 million, which is included in additional paid-in capital on our Condensed Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 2016.

With the two above mentioned acquisitions, as of September 30, 2016, the gross carrying amount of the customer relationships intangible asset was $60.5 million with accumulated amortization of $3.8 million. As of September 30, 2016, the weighted average remaining useful life of our customer relationships was 13.7 years. The estimated annual amortization in each of the next five years is $4.1 million.

Both acquisitions were accounted for using the acquisition method of accounting. The purchase price and purchase price allocations for both acquisitions are preliminary and subject to customary post-closing adjustments and changes in the fair value of assets and liabilities. As a result, our final purchase price allocations may be significantly different than those reflected in the tables above.
Combined Pro Forma Results
The results of NBI's and Sandbox’s operations have been included in the consolidated financial statements subsequent to the acquisition dates. The following unaudited pro forma consolidated financial information reflects the results of operations as if the NBI Acquisition and Sandbox Acquisition had occurred on January 1, 2015, after giving effect to certain purchase accounting adjustments. This information does not purport to be indicative of the actual results that would have occurred if the acquisition had actually been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Sales	$153,358	$189,425	$433,179	$589,203
Net income	$(18,111)	$8,703	$(38,207)	$45,429
Basic earnings per share	$(0.27)	$0.16	$(0.62)	$0.85
Diluted earnings per share	$(0.27)	$0.16	$(0.62)	$0.84

NOTE D—ACCOUNTS RECEIVABLE
At September 30, 2016 and December 31, 2015, accounts receivable (in thousands) consisted of the following:

	September 30, 2016	December 31, 2015
Trade receivables	$77,262	$64,821
Less: Allowance for doubtful accounts	(7,358)	(7,686)
Net trade receivables	69,904	57,135
Other receivables	821	1,571
Total accounts receivable	$70,725	$58,706
Changes in our allowance for doubtful accounts (in thousands) during the nine months ended September 30, 2016 are as follows:

September 30, 2016
Beginning balance	$7,686
Bad debt provision	(86)
Write-offs	(242)
Ending balance	$7,358
NOTE E—INVENTORIES
At September 30, 2016 and December 31, 2015, inventories (in thousands) consisted of the following:

	September 30, 2016	December 31, 2015
Supplies	$18,279	$18,029
Raw materials and work in process	24,750	18,113
Finished goods	34,400	28,862
Total inventories	$77,429	$65,004
NOTE F—PROPERTY, PLANT AND MINE DEVELOPMENT
At September 30, 2016 and December 31, 2015, property, plant and mine development (in thousands) consisted of the following:

	September 30, 2016	December 31, 2015
Mining property and mine development	$417,065	$222,439
Asset retirement cost	10,597	9,889
Land	35,842	30,322
Land improvements	39,959	37,791
Buildings	52,301	51,280
Machinery and equipment	444,017	360,817
Furniture and fixtures	2,554	1,917
Construction-in-progress	41,814	56,130
	1,044,149	770,585
Accumulated depletion, depreciation and amortization	(253,584)	(209,389)
Total property, plant and mine development, net	$790,565	$561,196
At September 30, 2016, the aggregate cost of the machinery and equipment acquired under capital leases was $4.3 million, reduced by accumulated depreciation of $1.7 million. The amount of interest costs capitalized in property, plant and mine development was $209 and $465 for the nine months ended September 30, 2016 and 2015, respectively.

NOTE G—DEBT AND CAPITAL LEASES
At September 30, 2016 and December 31, 2015, debt (in thousands) consisted of the following:

	September 30, 2016	December 31, 2015
Senior secured credit facility:
Revolver expiring July 23, 2018 (5% at September 30, 2016 and December 31, 2015)	$—	$—
Term loan facility—final maturity July 23, 2020 (4% - 4.5% at September 30, 2016 and December 31, 2015)	495,450	499,275
Less: Unamortized original issue discount	(1,413)	(1,696)
Less: Unamortized debt issuance cost	(4,829)	(5,874)
Note payable secured by royalty interest (includes $3,053 unamortized fair value premium)	15,571	—
Customer note payable	1,852	—
Total debt	506,631	491,705
Less: current portion	(6,745)	(3,330)
Total long-term portion of debt	$499,886	$488,375
Revolving Line-of-Credit
We have a $50 million revolving line-of-credit (the “Revolver”), with zero drawn and $4.0 million allocated for letters of credit as of September 30, 2016, leaving $46.0 million available under the Revolver.
Senior Secured Credit Facility
At September 30, 2016, contractual maturities of long-term debt (in thousands) are as follows:

2016	$1,275
2017	5,100
2018	5,100
2019	5,100
2020	478,875
$495,450
Our senior secured credit facility is secured by substantially all of our assets and a pledge of the equity interests in certain of our subsidiaries. The facility contains covenants that, among other things, govern our ability to create, incur or assume indebtedness and liens, to make acquisitions or investments, to pay dividends and to sell assets. The facility also requires us to maintain a consolidated total net leverage ratio of no more than 3.75:1.00 as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 25% of the Revolver commitment. As of September 30, 2016, we are in compliance with all covenants in accordance with our senior secured credit facility.
Note Payable Secured by Royalty Interest
In conjunction with our NBI Acquisition, we assumed a note payable secured by a royalty interest. The monthly royalty payment is calculated based on future tonnages and sales related to the sand shipped from our Tyler, Texas facility. The note payable is due by June 30, 2032. The note does not provide a stated interest rate. The minimum payments (in thousands) for the next five years required by the note are as follows:

2016	$247
2017	1,750
2018	1,750
2019	1,750
2020	1,750

Under this agreement once a certain number of tons have been shipped from the Tyler facility, the minimum payments will decrease to $0.5 million per year, subject to proration in the period this threshold is met.

The royalty note payable fair value was estimated to be $15.7 million on the acquisition date. The estimate was made using a probabilistic model which calculated the present value assuming alternative possible future cash payment scenarios. As a result, a premium of $3.1 million was added to the existing $12.6 million principal on that date. The premium is being amortized over the life of the agreement using the effective interest method and a weighted average discount rate of 2.10%.
Customer Note Payable
In connection with our NBI Acquisition, we assumed a customer note payable that was entered into by NBI. Effective January 1, 2016, NBI entered into an amendment to a supply agreement whereby the outstanding principal balance due under the initial supply agreement was reduced to $3.0 million. Terms of the amended agreement call for repayment of $2.5 million at 0% interest, in equal monthly payments beginning January 1, 2016 for 60 months. We discounted the required future cash payments using an interest rate of 3.5% and recorded the note balance at $1.9 million as of September 30, 2016. Contractual maturities of this note payable (in thousands) are as follows:

2016	$108
2017	440
2018	456
2019	472
2020	376
Total	$1,852
    The remaining $0.5 million will be repaid in the form of product load credits. In the event the load credits do not result in full repayment of the $0.5 million by December 31, 2020, any remaining balance will be canceled. This $0.5 million is recorded on our Balance Sheet as deferred revenue as of September 30, 2016.
Capital Leases
In conjunction with our NBI Acquisition, we assumed multiple capital lease obligations that were entered into by NBI. NBI enters into these financing arrangements from time to time to purchase machinery and equipment utilized in operations. At September 30, 2016, scheduled future minimum lease payments under capital lease obligations (in thousands) are as follows:

2016	$332
2017	1,433
2018	712
Total minimum lease payments	2,477
Less: amount representing interest	(60)
Present value of minimum lease payments	2,417
Less: current portion of capital lease obligations	(1,136)
Non-current portion of capital lease obligations	$1,281
NOTE H—ASSET RETIREMENT OBLIGATION
Mine reclamation costs, or future remediation costs for inactive mines, are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates at inactive mines are reflected in earnings in the period an estimate is revised.

As of September 30, 2016, we had a liability of $13.7 million in other long-term obligations related to our asset retirement obligation. Changes in the asset retirement obligation (in thousands) during the nine months ended September 30, 2016 are as follows:

September 30, 2016
Beginning balance	$12,254
Payments	—
Accretion	720
Additions due to NBI Acquisition	710
Ending balance	$13,684
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
Cash Equivalents
Due to the short-term maturity, we believe our cash equivalent instruments at September 30, 2016 and December 31, 2015 approximate their reported carrying values.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default of ourselves and our counterparties. However, as of September 30, 2016, we have assessed that the impact of the credit valuation adjustments on the overall valuation of our derivative positions is not significant. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

In accordance with the fair value hierarchy, the following table presents the fair value as of September 30, 2016 of those assets that we measure at fair value on a recurring basis:

	Level 1	Level 2	Total
Interest rate derivatives	$—	$12	$12
Net asset	$—	$12	$12
NOTE J—COMMITMENTS AND CONTINGENCIES
Future Minimum Annual Commitments at September 30, 2016:

	Operating Leases	Minimum Purchase Commitments
2016	$12,451	$7,413
2017	51,524	17,944
2018	59,791	14,693
2019	53,218	11,790
2020	48,612	6,369
Thereafter	157,414	17,136
Total future lease and purchase commitments	$383,010	$75,345
Operating Leases
We are obligated under certain operating leases for railroad cars, office space, mining property, mining/processing equipment and transportation and other equipment. Certain operating lease agreements include options to purchase the equipment for fair market value at the end of the original lease term. In general, the above leases include renewal options and provide that we pay for all utilities, insurance, taxes and maintenance. Expense related to operating leases and rental agreements totaled approximately $12.6 million and $13.2 million for the three months ended September 30, 2016 and 2015, respectively, and $37.7 million and $34.9 million for the nine months ended September 30, 2016 and 2015, respectively.
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
Other Commitments and Contingencies
Our operating subsidiary, U.S. Silica Company (“U.S. Silica”), has been named as a defendant in various product liability claims alleging silica exposure causing silicosis. During the nine months ended September 30, 2016, one new claim was brought against U.S. Silica. As of September 30, 2016, there were 74 active silica-related products liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, it is not reasonably possible that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations that exceeds the accrual amounts.
We have recorded estimated liabilities for these claims in other long-term obligations as well as estimated recoveries under the indemnity agreement and an estimate of future recoveries under insurance in other assets on our consolidated balance sheets. As of both September 30, 2016, and December 31, 2015 other non-current assets included $0.3 million for insurance for third-party products liability claims and other long-term obligations included $1.3 million in third-party products claims liability.
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
In the nine months ended September 30, 2016, we recorded a discrete tax benefit of $2.1 million, which primarily relates to the early adoption of ASU 2016-09, as discussed in Note A - Summary of Significant Accounting Policies.
The effective tax rate was 47% and (39)% for the nine months ended September 30, 2016 and 2015, respectively. The tax rate for the nine months ended September 30, 2016 would have been 44% without the discrete tax benefit.
Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes.
NOTE L—PENSION AND POST-RETIREMENT BENEFITS
We maintain a single-employer noncontributory defined benefit pension plan covering certain employees. Net pension benefit cost (in thousands) recognized for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$267	$324	$559	$971
Interest cost	1,009	1,203	2,257	3,610
Expected return on plan assets	(1,361)	(1,375)	(2,768)	(4,124)
Net amortization and deferral	395	666	884	1,999
Net pension benefit costs	$310	$818	$932	$2,456
In addition, we provide defined benefit post-retirement health care and life insurance benefits to some employees. Net periodic post-retirement benefit cost recognized for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$(28)	$36	$60	$124
Interest cost	(187)	221	425	776
Expected return on plan assets	—	—	—	(2)
Special termination benefit	—	47	21	47
Net amortization and deferral	—	58	270	250
Net post-retirement costs	$(215)	$362	$776	$1,195
The weighted average discount rate used to determine the projected pension and post-retirement obligations was updated during the six months ended September 30, 2016, and was decreased from 4.5% at December 31, 2015 to 3.8% at September 30, 2016. We made no contributions to the qualified pension plan for the three and nine months ended September 30, 2016. We contributed $1.8 million and $2.0 million to the qualified pension plan for the three and nine months ended September 30, 2015, respectively. Total expected employer funding contributions during the fiscal year ending December 31, 2016 are $0 for the pension plan and $1.0 million for the post-retirement medical and life plan.
NOTE M— OBLIGATIONS UNDER GUARANTEES
We have indemnified Travelers Casualty and Surety Company of America (“Travelers”) against any loss Travelers may incur in the event that holders of surety bonds, issued on behalf of us by Travelers, execute the bonds. As of September 30, 2016, Travelers had $10.5 million in bonds outstanding for us. The majority of these bonds, $10.1 million, relate to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to such indefinite purposes as licenses, permits, and tax collection.
NOTE N— SEGMENT REPORTING
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
In the Oil & Gas Proppants segment, we serve the oil and gas recovery market primarily by providing fracturing sand, or “frac sand,” which is pumped down oil and natural gas wells to prop open rock fissures and increase the flow rate of oil and natural gas from the wells.
The Industrial & Specialty Products segment consists of over 210 products and materials used in a variety of industries, including container glass, fiberglass, specialty glass, flat glass, building products, fillers and extenders, foundry products, chemicals, recreation products and filtration products.
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
The following table presents sales and segment contribution margin (in thousands) for the reporting segments and other operating results not allocated to the reported segments for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sales:
Oil & Gas Proppants	$86,782	$101,987	$225,573	$341,593
Industrial & Specialty Products	50,966	53,421	151,679	165,284
Total Sales	137,748	155,408	377,252	506,877
Segment contribution margin:
Oil & Gas Proppants	(1,897)	16,521	(7,041)	81,972
Industrial & Specialty Products	21,587	19,967	59,967	54,953
Total segment contribution margin	19,690	36,488	52,926	136,925
Operating activities excluded from segment cost of goods sold	(1,368)	(3,679)	(4,558)	(8,500)
Selling, general and administrative	(18,472)	(13,559)	(48,560)	(47,095)
Depreciation, depletion and amortization	(17,175)	(15,158)	(46,940)	(42,096)
Interest expense	(6,684)	(6,684)	(19,974)	(20,448)
Other income, net, including interest income	493	309	2,891	818
Income tax benefit	12,177	4,695	30,102	7,584
Net income (loss)	$(11,339)	$2,412	$(34,113)	$27,188
Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. Goodwill of $233.2 million has been allocated to these segments with $212.5 million assigned to Oil & Gas Proppants and $20.7 million to Industrial & Specialty Products as of September 30, 2016. Goodwill assigned to Oil & Gas Proppants segment increased by $164.5 million compared to $68.6 million as of December 31, 2015 due to the acquisitions discussed in Note C - Business Combinations.

NOTE O— SUBSEQUENT EVENTS
On October 4, 2016, we paid a cash dividend of $0.0625 per share to common stockholders of record on September 15, 2016, which had been declared by our Board of Directors on July 21, 2016.
On November 3, 2016, our Board of Directors declared a quarterly cash dividend of $0.0625 per share to common stockholders of record at the close of business on December 15, 2016, payable on January 5, 2017.
Also on November 3, 2016, our Board of Directors extended our $50 million stock repurchase program through December 11, 2017. This program had been scheduled to expire on December 11, 2016.

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
Overview
We are one of the largest domestic producers of commercial silica, a specialized mineral that is a critical input into a variety of attractive end markets. During our 116-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver 235 products to customers across these markets. After our acquisition of New Birmingham, Inc. ("NBI" or the "NBI Acquisition") on August 16, 2016, as of September 30, 2016, we operate 18 production facilities across the United States and own one of the largest frac sand processing plants in the United States. Including the purchase of reserves adjacent to our Ottawa, Illinois, facility in May 2016, we now control 471 million tons of reserves of commercial silica, 278 million tons of which can be processed to meet American Petroleum Institute (API) frac sand size specifications. Additionally, on August 22, 2016, we completed the acquisition of Sandbox Enterprises, LLC ("Sandbox" or the “Sandbox Acquisition”) as a “last mile” logistics solution for frac sand in the oil and gas industry. See more information regarding NBI Acquisition and Sandbox Acquisition at Note C - Business Combinations to our Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
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
However, declines in oil prices in 2015 have reduced oil and gas drilling and completion activity in North America. As of September 30, 2016, the U.S. land rig count had fallen over 70% from its peak in 2014. Demand for frac sand fell in conjunction with the rig count and activity levels, partially offset by higher proppant per well to optimize recovery and production rates. Frac sand pricing remained under pressure during the nine months ended September 30, 2016. The table below summarizes some revenue metrics of our Oil & Gas Proppants segment for the three months ended September 30, 2016, June 30, 2016, March 31, 2016, and December 31, 2015. During the three months ended June 30, 2016 and March 31, 2016 both tons sold and average selling price decreased sequentially due to reduced demand from our customers. During the three months ended September 30, 2016, both tons sold and average selling price per ton increased. Leading indicators suggested a possibility of stabilization or even an increase in North American oil and gas drilling and completion activity in the near future.

Dollars in thousands except per ton data		Three Months Ended			Percentage Change for Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30, 2016 vs. June 30, 2016	June 30, 2016 vs. March 31, 2016	March 31, 2016 vs. December 31, 2015
Oil & Gas Proppants	2016	2016	2016	2015
Sales	$86,782	$64,926	$73,865	$88,841	34%	(12)%	(17)%
Tons Sold	1,617	1,333	1,411	1,553	21%	(6)%	(9)%
Average Selling Price per Ton	$53.67	$48.71	$52.35	$57.21	10%	(7)%	(8)%

However, if reduction in oil and gas drilling and completion activity continues, it may reduce frac sand demand further, which could result in us selling fewer tons, selling tons at lower prices, or both. If we sell less frac sand, or sell frac sand at lower prices, our revenue, net income, cash generated from operating activities, and liquidity would be adversely affected. We could evaluate further actions to reduce cost and improve liquidity. For instance, depending on market conditions, we may implement additional cost improvement projects or further reduce our capital spending for 2016 and beyond and may delay or cancel capital projects.
Additionally, due to impacts of change in demand for our frac sand, we are engaged in ongoing discussions with our take-or-pay supply agreement customers regarding pricing and volume requirements under our existing contracts. While these discussions continue, in certain circumstances, we have provided contract customers with temporary reductions to contract pricing in exchange for additional term and/or volume in order to preserve the value of these agreements. We may deliver sand at prices or at volumes below the requirements in our existing take-or-pay supply agreements. We expect these circumstances may continue for the remainder of 2016 and potentially into 2017. For a discussion of customer credit risk, see the Credit Risk section in Part I, Item 3 of this Quarterly Report on Form 10-Q.
We believe fluctuations in frac sand demand and price may occur as the market adjusts to changing supply and demand due to energy pricing fluctuations. We continue to expect long-term growth in oil and gas drilling in North American shale basins.
Oil and natural gas exploration and production companies' and oilfield service providers’ preferences and expectations have been evolving in recent years. A proppant vendor’s logistics capabilities have become an important differentiating factor when competing for business on both a spot and contract basis. Many of our customers increasingly seek convenient in-basin and wellhead proppant delivery capability from their proppant supplier. We believe that, over time, proppant customers will prefer to consolidate their purchases across a smaller group of suppliers with robust logistics capabilities and a broad offering of high performance proppants.
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

•
Expand our supply chain network and leverage our logistics capabilities to meet our customers’ needs in each strategic oil and gas basin. We continue to expand our transload network to ensure product is available to meet the in-basin needs of our customers. This approach allows us to provide strong customer service and puts us in a position to take advantage of opportunistic spot market sales. Our plant sites are strategically located to provide access to key Class I railroads, which enables us to cost effectively send product to each of the strategic basins in North America. We can ship product by truck, barge and rail with an ability to connect to short-line railroads as necessary to meet our customers’ evolving in-basin product needs. We believe that our supply chain network and logistics capabilities are a competitive advantage that enables us to provide superior service for our customers. For example, in 2015, we opened our Odessa, Texas unit train receiving transload facility, which was built in partnership with Union Pacific Railroad to support mainly the Permian market. We expect to continue to make strategic investments and develop partnerships with transload operators and transportation providers that will enhance our portfolio of supply chain services that we can provide to customers. As of September 30, 2016, we have storage capacity at 53 transloads located near all of the major shale basins in the United States. Our recent acquisition of Sandbox extends our delivery capability directly to our customers' wellhead locations, which increases efficiency and provides a lower cost logistics solution for our customers. Sandbox has operations in Houston, Midland/Odessa, Texas, Morgantown, West Virginia, western North Dakota, northeast of Denver, Colorado, Oklahoma City, OK and Cambridge, Ohio, where its major customers are located.

•
Evaluate both Greenfield and Brownfield expansion opportunities and other acquisitions. We expect to continue to leverage our reputation, processing capabilities and infrastructure to increase production, as well as explore other opportunities to expand our reserve base. We may accomplish this by developing Greenfield projects, where we can capitalize on our technical knowledge of geology, mining and processing and our strong reputation within local communities. We are continuing to actively pursue acquisitions to grow by taking advantage of our asset footprint, our management’s experience with high-growth businesses, and our strong customer relationships. Our primary objective is to acquire assets with differing levels of frac sand quality that are complementary to our Oil & Gas Proppants segment, with a focus on mining, processing and logistics to further enhance our market presence. We prioritize acquisitions that provide opportunities to realize synergies (and, in some cases, the acquisition may be immediately accretive assuming synergies), including entering new geographic and frac sand product markets, acquiring attractive customer contracts and improving operations. For instance, on August 16, 2016, we completed our acquisition of NBI, the ultimate parent company of, NBR Sand, LLC, a regional sand producer located near Tyler, Texas. Additionally, on August 22, 2016, we completed the acquisition of Sandbox, a provider of logistics solutions and technology for the transportation of proppant used in hydraulic fracturing in the oil and gas industry. We are in active discussions to acquire additional assets fitting this strategy, which, if completed, would be “significant” under Regulation S-X and could require additional sources of financing. There can be no assurance that we will reach a definitive agreement and complete any of these potential transactions. See the risk factors disclosed in Item 1A of Part I of our 2015 Annual Report, including the risk factor entitled, “If we cannot successfully complete acquisitions or integrate acquired businesses, our growth may be limited and our financial condition may be adversely affected.”

•
Maintain financial strength and flexibility. We intend to maintain financial strength and flexibility to enable us to better manage through the oil and gas proppant industry downturn and pursue acquisitions and new growth opportunities as they arise. In March 2016, we completed a public offering of 10,000,000 shares of our common stock for total cash proceeds of approximately $186.2 million net of underwriting discounts and offering costs. As of September 30, 2016, we had $264.1 million of cash on hand and $46.0 million of availability under our Revolver.

How We Generate Our Sales
We derive our sales primarily by mining and processing minerals that our customers purchase for various uses. Our sales are primarily a function of the price per ton and the number of tons sold. The price invoiced reflects product, transportation and additional services as applicable, such as storage and transloading the product from railcars to trucks for delivery to the customer site. We invoice the majority of our customers on a per shipment basis, although for some larger customers, we consolidate invoices weekly or monthly. Our five largest customers accounted for approximately 38% of total sales during the nine months ended September 30, 2016. Sales to our largest customer, Halliburton Company, accounted for 13% of our total revenues during the nine months ended September 30, 2016. No other customer accounted for 10% or more of our total revenues.

We primarily sell our products under short-term price agreements or at prevailing market rates. For a number of customers, we sell under long-term, competitively-bid contracts. As of September 30, 2016, we have seven take-or-pay supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2017 and 2019. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge and that our customers will pay for each product. Prices under these agreements are generally fixed and subject to upward adjustment in response to certain cost increases. Additionally, at the time the take-or-pay supply agreements were signed, some customers provided advance payments for future shipments. A percentage of these advance payments is recognized as revenue with each ton of applicable product shipped to the customer. Collectively, sales to customers with take-or-pay supply agreements accounted for 21% and 32% of our total company revenue during the nine months ended September 30, 2016 and 2015, respectively. Although sales under take-or-pay supply agreements may result in us realizing lower margins than we otherwise might during periods of high market prices, we believe such lower margins are offset by the benefits derived from the product mix and sales volume stability afforded by such supply agreements, which helps us lower market risk arising from adverse changes in spot prices and market conditions. Additionally, selling more tons under supply contracts also enables us to be more efficient from a production, supply chain and logistics standpoint. As discussed in Part I, Item 1A., "Risk Factors", of our 2015 Annual Report—"A large portion of our sales is generated by our top customers, and the loss of, or significant reduction in, purchases by our largest customers could adversely affect our operations,” these customers may not continue to purchase the same levels of product in the future due to a variety of reasons, contract requirements notwithstanding.
Historically we have not entered into long term take-or-pay contracts with our customers in the industrial and specialty products end markets because of the high cost to our customers of switching providers. With these customers, we often enter into price agreements which are typically negotiated annually.
The Costs of Conducting Our Business
The principal expenses involved in conducting our business are labor costs, electricity and drying fuel costs, maintenance and repair costs for our mining and processing equipment and facilities and transportation costs. Transportation and related costs include freight charges, fuel surcharges, transloading fees, switching fees, railcar lease costs, demurrage costs, storage fees and labor costs. We believe the majority of our operating costs are relatively stable in price, but can vary significantly based on the volume of product produced. We benefit from owning the majority of the mineral deposits that we mine and having long-term mineral rights leases or supply agreements for our other primary sources of raw material, which limit royalty payments.
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
Segment contribution margin is not a measure of our financial performance under GAAP and should not be considered an alternative to measures derived in accordance with GAAP. For more details on the reconciliation of segment contribution margin to its most directly comparable GAAP financial measure, net income (loss), see Note N - Segment Reporting to our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Adjusted EBITDA
Adjusted EBITDA, a non-GAAP measure, is included in this report because it is a key metric used by management to assess our operating performance and by our lenders to evaluate our covenant compliance. Adjusted EBITDA excludes certain income and/or costs, the removal of which improves comparability of operating results across reporting periods. Our target performance goals under our incentive compensation plan are tied, in part, to our Adjusted EBITDA. In addition, our Revolver contains a consolidated total net leverage ratio that we must meet as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 25% of the Revolver commitment, which is calculated based on our Adjusted EBITDA. Noncompliance with the financial ratio covenant contained in the Revolver could result in the acceleration of our obligations to repay all amounts outstanding under the Revolver and the Term Loan. Moreover, the Revolver and the Term Loan contain covenants that restrict, subject to certain exceptions, our ability to make permitted acquisitions, incur additional indebtedness, make restricted payments (including dividends) and retain excess cash flow based, in some cases, on our ability to meet leverage ratios calculated based on our Adjusted EBITDA.
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
The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(11,339)	$2,412	$(34,113)	$27,188
Total interest expense, net of interest income	6,211	6,485	18,731	19,961
Provision for taxes	(12,177)	(4,695)	(30,102)	(7,584)
Total depreciation, depletion and amortization expenses	17,175	15,158	46,940	42,096
EBITDA	(130)	19,360	1,456	81,661
Non-cash incentive compensation (1)	3,720	1,913	9,075	1,824
Post-employment expenses (excluding service costs) (2)	(184)	765	780	2,501
Business development related expenses (3)	4,667	390	5,635	8,343
Other adjustments allowable under our existing credit agreement (4)	185	1,577	1,937	4,402
Adjusted EBITDA	$8,258	$24,005	$18,883	$98,731

(1)	Reflects equity-based compensation expense.
(2)
Includes net pension cost and net post-retirement cost relating to pension and other post-retirement benefit obligations during the applicable period, but in each case excluding the service cost relating to benefits earned during such period. See Note L - Pension and Post-retirement Benefits to our Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

(3)
Reflects expenses related to business development activities in connection with our growth and expansion initiatives, including acquisition-related costs for our NBI Acquisition and Sandbox Acquisition completed in August 2016.

(4)
Reflects miscellaneous adjustments permitted under our existing credit agreement, including such items as restructuring costs for actions that will provide future cost savings. Restructuring costs were $0.0 million and $0.5 million, respectively, for the three months ended September 30, 2016 and 2015 and $3.3 million and $2.7 million, respectively, for the nine months ended September 30, 2016 and 2015. The nine months ended September 30, 2016 amount includes a gain on insurance settlement of $1.5 million received during the three months ended March 31, 2016.

Results of Operations for the Three Months Ended September 30, 2016 and 2015
Sales

All numbers in thousands except per ton data	Three Months Ended September 30,		Amount Change	Percent Change
	2016	2015	'16 vs. '15	'16 vs. '15
Sales:
Oil & Gas Proppants	$86,782	$101,987	$(15,205)	(15)%
Industrial & Specialty Products	50,966	53,421	(2,455)	(5)%
Total Sales	$137,748	$155,408	$(17,660)	(11)%
Tons:
Oil & Gas Proppants	1,617	1,616	1	—%
Industrial & Specialty Products	876	1,007	(131)	(13)%
Total Tons	2,493	2,623	(130)	(5)%
Average Selling Price per Ton:
Oil & Gas Proppants	$53.67	$63.11	$(9.44)	(15)%
Industrial & Specialty Products	58.18	53.05	5.13	10%
Overall Average Selling Price per Ton:	$55.25	$59.25	$(4.00)	(7)%
Total sales decreased 11% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, driven by a 5% decrease in total tons sold and a 7% decrease in overall average selling price. Tons sold in-basin represented 42% and 37% of total company tons sold for the three months ended September 30, 2016 and 2015, respectively.
The decrease in total sales was primarily driven by Oil & Gas Proppants sales, which decreased 15%. Oil & Gas Proppants average selling price decreased 15% driven by a year over year decrease in demand for our frac sand from customers due to reduced drilling and completion activity partially offset by increased tons sold through transload sites as a percentage of total tons sold. Tons sold for the three months ended September 30, 2016 remained flat due to decrease in demand offset by our market share gain efforts and impacts from our newly acquired businesses.
Industrial & Specialty Products sales decreased by 5% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Tons sold decreased 13% driven by our strategic shift among customers and products. Average selling price increased 10%, which was primarily a result of new higher-margin product sales and price increases.
Cost of Goods Sold
Cost of goods sold decreased by $3.2 million, or 3%, to $119.4 million for the three months ended September 30, 2016 compared to $122.6 million for the three months ended September 30, 2015. As a percentage of sales, cost of goods sold increased to 87% for the three months ended September 30, 2016 compared to 79% for the same period in 2015. These changes result from the main components of cost of goods sold as discussed below.
We incurred $64.7 million and $68.0 million of transportation and related costs for the three months ended September 30, 2016 and 2015, respectively. This decrease was due to our transportation and logistics cost improvement efforts. As a percentage of sales, transportation and related costs increased to 47% for the three months ended September 30, 2016 compared to 44% for the same period in 2015 mainly due to a lower average selling price.
We incurred $20.8 million and $19.5 million of operating labor costs for the three months ended September 30, 2016 and 2015, respectively. The $1.3 million increase in labor costs incurred was primarily due to incremental costs related to NBI and Sandbox operations. As a percentage of sales, operating labor costs represented 15% for the three months ended September 30, 2016 compared to 13% for the same period in 2015.
We incurred $6.3 million and $7.1 million of electricity and drying fuel (principally natural gas) costs for the three months ended September 30, 2016 and 2015, respectively. The $0.8 million decrease in electricity and drying fuel costs incurred was mainly driven by fewer tons dried and our cost improvement efforts. As a percentage of sales, electricity and drying fuel costs represented 5% for both the three months ended September 30, 2016 and the same period in 2015.

We incurred $8.5 million and $9.5 million of maintenance and repair costs for the three months ended September 30, 2016 and 2015, respectively. The decrease in maintenance and repair costs incurred was mainly due to cost improvement efforts. As a percentage of sales, maintenance and repair costs represented 6% for the three months ended September 30, 2016 and the same period in 2015.
Segment Contribution Margin
Oil & Gas Proppants contribution margin decreased by $18.4 million, or 111%, to $(1.9) million for the three months ended September 30, 2016 compared to $16.5 million for the three months ended September 30, 2015, driven by a $15.2 million decrease in segment revenue, partially offset by lower segment cost of goods sold mainly due to lower transportation and related costs.
Industrial & Specialty Products contribution margin increased by $1.6 million, or 8%, to $21.6 million for the three months ended September 30, 2016 compared to $20.0 million for the three months ended September 30, 2015, driven by increased higher-margin products sales as a percentage of total sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $4.9 million, or 36%, to $18.5 million for the three months ended September 30, 2016 compared to $13.6 million for the three months ended September 30, 2015. The increase was due to the following factors:

•
Business development related expense increased by $4.3 million to $4.7 million for the three months ended September 30, 2016 compared to $0.4 million for the three months ended September 30, 2015. The increase was primarily due to acquisition-related costs for NBI and Sandbox acquisitions completed in August 2016.

•
Compensation-related expense increased by $1.5 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, mainly driven by increased equity-based compensation and our NBI and Sandbox acquisitions, partially offset by the impacts of prior reductions in workforce.

•
Bad debt expense decreased by $1.0 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, mainly due to our credit collection efforts and improved market outlook.

In total, our selling, general and administrative costs represented approximately 13% and 9% of our sales for the three months ended September 30, 2016 and 2015, respectively.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense increased by $2.0 million, or 13%, to $17.2 million for the three months ended September 30, 2016 compared to $15.2 million for the three months ended September 30, 2015. The year over year increase was mainly driven by additional costs related to assets acquired in conjunction with our NBI and Sandbox acquisitions as well as other continued capital spending. Depreciation, depletion and amortization costs represented approximately 12% and 10% of our sales for the three months ended September 30, 2016 and 2015, respectively.
Operating Income (Loss)
Operating income decreased by $21.4 million, or 523%, to $(17.3) million for the three months ended September 30, 2016 compared to $4.1 million for the three months ended September 30, 2015. The decrease was due to an 11% decrease in sales, a 36% increase in selling, general and administrative expense and an 13% increase in depreciation, depletion and amortization expense, partially offset by a 3% decrease in cost of goods sold.
Interest Expense
Interest expense remained flat at $6.7 million for both the three months ended September 30, 2016 and the three months ended September 30, 2015, mainly due to decreases in our senior debt principal and deferred revenue offset by additional long term liabilities assumed in conjunction with our NBI and Sandbox acquisitions.

Provision for Income Taxes
The income tax benefit increased $7.5 million to $12.2 million for the three months ended September 30, 2016 compared to $4.7 million for the three months ended September 30, 2015. The increase was driven primarily by a greater loss before income taxes and the discrete tax benefit due to the early adoption of ASU 2016-09 discussed in Note A - Summary of Significant Accounting Policies of our Financial Statements. The effective tax rate was 52% and 206% for the three months ended September 30, 2016 and 2015, respectively. See accompanying Note K - Income Taxes of our Financial Statements for more information.
Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes.
Other income, net, including interest income
Other income was relatively flat at $0.5 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively.
Net Income/Loss
Net loss was $11.3 million for the three months ended September 30, 2016 compared to a net income of $2.4 million for the three months ended September 30, 2015. The year over year decrease was due to the factors noted above.
Results of Operations for the Nine Months Ended September 30, 2016 and 2015
Sales

All numbers in thousands except per ton data	Nine Months Ended September 30,		Amount Change	Percent Change
	2016	2015	'16 vs. '15	'16 vs. '15
Sales:
Oil & Gas Proppants	$225,573	$341,593	$(116,020)	(34)%
Industrial & Specialty Products	151,679	165,284	(13,605)	(8)%
Total Sales	$377,252	$506,877	$(129,625)	(26)%
Tons:
Oil & Gas Proppants	4,361	4,529	(168)	(4)%
Industrial & Specialty Products	2,642	3,024	(382)	(13)%
Total Tons	7,003	7,553	(550)	(7)%
Average Selling Price per Ton:
Oil & Gas Proppants	$51.73	$75.42	$(23.69)	(31)%
Industrial & Specialty Products	57.41	54.66	2.75	5%
Overall Average Selling Price per Ton:	$53.87	$67.11	$(13.24)	(20)%
Total sales decreased 26% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, driven by a 20% decrease in overall average selling price and a 7% decrease in total tons sold. Tons sold in-basin represented 36% and 37% of total company tons sold for the nine months ended September 30, 2016 and 2015, respectively.
The decrease in total sales was driven by Oil & Gas Proppants sales, which decreased 34%. Oil & Gas Proppants tons sold for the nine months ended September 30, 2016 decreased 4% and average selling price decreased 31%. These decreases were driven by the year over year decrease in demand for our frac sand from customers due to reduced drilling and completion activity.
Industrial & Specialty Products sales decreased 8% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Tons sold decreased 13%, driven by our strategic shift among customers and products. Average selling price increased 5%, driven by new higher-margin product sales and price increases.

Cost of Goods Sold
Cost of goods sold decreased by $49.6 million, or 13%, to $328.9 million for the nine months ended September 30, 2016 compared to $378.5 million for the nine months ended September 30, 2015. As a percentage of sales, cost of goods sold increased to 87% for the nine months ended September 30, 2016 compared to 75% for the same period in 2015. These changes result from the main components of cost of goods sold as discussed below.
We incurred $169.0 million and $199.1 million of transportation and related costs for the nine months ended September 30, 2016 and 2015, respectively. The $30.1 million decrease was mainly due to fewer tons sold through transloads caused by lower demand for our frac sand at our transload sites and our transportation and logistics cost improvement efforts. As a percentage of sales, transportation and related costs increased to 45% for the nine months ended September 30, 2016 compared to 39% for the same period in 2015 mainly due to a decrease in average selling price.
We incurred $57.3 million and $60.9 million of operating labor costs for the nine months ended September 30, 2016 and 2015, respectively. The $3.6 million decrease in labor costs incurred was primarily due to fewer tons sold, partially offset by incremental costs related to NBI and Sandbox operations in 2016. As a percentage of sales, operating labor costs represented 15% for the nine months ended September 30, 2016 compared to 12% for the same period in 2015.
We incurred $18.9 million and $21.8 million of electricity and drying fuel (principally natural gas) costs for the nine months ended September 30, 2016 and 2015, respectively. The decrease in electricity and drying fuel costs incurred was due to fewer tons sold. As a percentage of sales, electricity and drying fuel costs represented 5% for the nine months ended September 30, 2016 compared to 4% for the same period in 2015.
We incurred $24.5 million and $28.8 million of maintenance and repair costs for the nine months ended September 30, 2016 and 2015, respectively. The decrease in maintenance and repair costs incurred was due to our cost improvement efforts and fewer tons sold. As a percentage of sales, maintenance and repair costs increased to 7% for the nine months ended September 30, 2016 compared to 6% for the same period in 2015.
Segment Contribution Margin
Oil & Gas Proppants contribution margin decreased by $89.0 million, or 109%, to $(7.0) million for the nine months ended September 30, 2016 compared to $82.0 million for the nine months ended September 30, 2015, driven by a 34% decrease in revenue partially offset by a 10% decrease in segment cost of goods sold.
Industrial & Specialty Products contribution margin increased by $5.0 million, or 9%, to $60.0 million for the nine months ended September 30, 2016 compared to $55.0 million for the nine months ended September 30, 2015, driven by increased higher margin products sales as a percentage of total sales and price increases.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $1.5 million, or 3%, to $48.6 million for the nine months ended September 30, 2016 compared to $47.1 million for the nine months ended September 30, 2015. The increase was primarily due to the following factors:

•
Business development related expense decreased by $2.7 million to $5.6 million for the nine months ended September 30, 2016 compared to $8.3 million for the nine months ended September 30, 2015. This decrease is mainly due to a $6.5 million settlement of an unfavorable arbitration ruling during the nine months ended September 30, 2015 partially offset by our NBI and Sandbox acquisition-related costs. See Note J - Commitments and Contingencies of our Financial Statements for more information about this arbitration ruling.

•
Compensation related expense increased by $4.6 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to increased incentive compensation and incremental expense related to NBI and Sandbox employees.

•
Bad debt expense increased by $0.3 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, mainly due to a recovery of a previously reserved receivable that occurred during the three months ended September 30, 2015.

In total, our selling, general and administrative costs represented approximately 13% and 9% of our sales for the nine months ended September 30, 2016 and 2015, respectively.

Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense increased by $4.8 million, or 12%, to $46.9 million for the nine months ended September 30, 2016 compared to $42.1 million for the nine months ended September 30, 2015. The year over year increase was driven by our NBI and Sandbox acquisitions as well as other capital spending. Depreciation, depletion and amortization costs represented approximately 12% and 8% of our sales for the nine months ended September 30, 2016 and 2015, respectively.
Operating Income (Loss)
Operating income decreased by $84.8 million, or 220%, to a $47.1 million operating loss for the nine months ended September 30, 2016 compared to $39.2 million of operating income for the nine months ended September 30, 2015. The decrease was due to a 26% decrease in sales and a 12% increase in depreciation, depletion and amortization expense, partially offset by a 13% decrease in cost of goods sold.
Interest Expense
Interest expense decreased by $0.4 million, or 2%, to $20.0 million for the nine months ended September 30, 2016 compared to $20.4 million for the nine months ended September 30, 2015, mainly due to decreases in our senior debt principal and deferred revenue partially offset by additional long term liabilities assumed in conjunction with our NBI and Sandbox acquisitions.
Provision for Income Taxes
The income tax benefit increased $22.5 million to $30.1 million for the nine months ended September 30, 2016 compared to $7.6 million for the nine months ended September 30, 2015. The increase was driven primarily by increased loss before income taxes and the discrete tax benefit due to the early adoption of ASU 2016-09 discussed in Note A - Summary of Significant Accounting Policies of our Financial Statements. The effective tax rate was 47% and (39)% for the nine months ended September 30, 2016 and 2015, respectively. See accompanying Note K - Income Taxes of our Financial Statements for more information.
Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes.
Other income, net, including interest income
Other income was $2.9 million and $0.8 million for the nine months ended September 30, 2016 and 2015, respectively. The increase was mainly due to a gain of $1.5 million on insurance settlements that we received during the nine months ended September 30, 2016.
Net Income (Loss)
Net loss was $34.1 million for the nine months ended September 30, 2016 compared to a net income of $27.2 million for the nine months ended September 30, 2015. The year over year decrease was due to the factors noted above.

Liquidity and Capital Resources
Overview
Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to return cash to our stockholders, and to finance acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through cash on hand or borrowings under our credit facilities and equity issuances. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. In March 2016, we completed a public offering of 10,000,000 shares of our common stock for total cash proceeds of approximately $186.2 million net of underwriting discounts and offering costs. As of September 30, 2016, our working capital was $331.2 million and we had $46.0 million of availability under the Revolver.
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
Cash Flow Analysis
A summary of operating, investing and financing activities (in thousands) is shown in the following table:

	Nine Months Ended September 30,		Percent Change
	2016	2015	’16 vs. ‘15
Net cash provided by (used in):
Operating activities	$70	$36,416	(100)%
Investing activities	(187,506)	(8,702)	2,055%
Financing activities	174,419	(39,420)	(542)%
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
Net cash provided by operating activities was $0.1 million for the nine months ended September 30, 2016 compared to $36.4 million for the nine months ended September 30, 2015. This $36.3 million decrease in cash provided by operations was the result of a $61.3 million decrease in net income and the impact of the other components of operating activities.
Net Cash Provided Used in Investing Activities
Investing activities consist primarily of cash consideration paid to acquire businesses, capital expenditures for growth and maintenance and proceeds from the sale and maturity of short-term investments.
Net cash used in investing activities was $187.5 million for the nine months ended September 30, 2016. This was due to $176.4 million of cash consideration that was paid for our NBI and Sandbox acquisitions and capital expenditures of $32.8 million, offset by $21.9 million in proceeds from sales and maturities of short-term investments. Capital expenditures for the nine months ended September 30, 2016 were primarily for a purchase of reserves adjacent to our Ottawa, Illinois, facility, engineering, procurement and construction of our growth projects and other maintenance and cost improvement capital projects.

Net cash used in investing activities was $8.7 million for the nine months ended September 30, 2015. Capital expenditures for the nine months ended September 30, 2015, which totaled $38.2 million, were primarily for the engineering, procurement and construction of our growth projects including the Greenfield raw sand plant near Fairchild, Wisconsin and other maintenance and cost improvement capital projects.
Subject to our continuing evaluation of market conditions, we anticipate that our capital expenditures in 2016, including the purchase of reserves adjacent to our Ottawa, Illinois, facility, will be in a range of $42 million to $47 million, which is primarily associated with growth, maintenance and cost improvement capital projects. We expect to fund our capital expenditures through cash on our balance sheet, cash generated from our operations and cash generated from financing activities.
Net Cash Provided by (Used in) Financing Activities
Financing activities consist primarily of equity issuances, capital contributions, dividend payments, borrowings and repayments related to the Revolver, Term Loan, as well as fees and expenses paid in connection with our credit facilities, advance payments from our customers and capital leases.
Net cash provided by financing activities was $174.4 million for the nine months ended September 30, 2016, driven by $200.0 million of common stock issuances and $4.3 million of proceeds from options exercised, both of which were partially offset by $14.0 million of common stock issuance costs, $10.7 million of dividends paid, $4.0 million of long-term debt payments, $0.2 million of capital lease repayments and $1.0 million of tax payments related to shares withheld for vested restricted stock.
Net cash used in financing activities was $39.4 million in the nine months ended September 30, 2015, driven by $15.3 million of common stock repurchases, $20.1 million of dividends paid and $3.8 million of long-term debt payments.
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
Environmental Matters
We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. As of September 30, 2016, we had $13.7 million accrued for future reclamation costs, as compared to $12.3 million as of December 31, 2015.
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
Interest Rate Risk
We are exposed to interest rate risk arising from adverse changes in interest rates. As of September 30, 2016, we have $495.5 million of debt outstanding under our senior credit facility. Assuming no change in the amount outstanding, and LIBOR is greater than the 1.0% minimum base rate on the Term Loan, a hypothetical increase or decrease in interest rates by 1.0% would have changed our interest expense by $4.2 million per year.
We use interest rate derivatives in the normal course of our business to manage both our interest cost and the risks associated with changing interest rates. We do not use derivatives for trading or speculative purposes. The following table summarizes the fair value of our derivative instruments (in thousands) at September 30, 2016 and December 31, 2015.

	September 30, 2016				December 31, 2015
	Maturity Date	Contract/Notional Amount	Carrying Amount	Fair Value	Maturity Date	Contract/Notional Amount	Carrying Amount	Fair Value
Interest rate cap agreement(1)	2019	$249 million	$12	$12	2016	$252 million	$—	$—

(1)	Agreements limit the LIBOR floating interest rate base to 4%.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.
We acquired NBI and Sandbox in August 2016. We anticipate excluding the internal control over financial reporting of NBI and Sandbox from the evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016. This decision is based upon the significance of NBI and Sandbox and the timing of integration efforts underway to transition NBI's and Sandbox's processes, information technology systems and other components of internal control over financial reporting to our internal control structure. We have expanded our consolidation and disclosure controls and procedures to include NBI and Sandbox, and we continue to assess the current internal control over financial reporting.

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
As a result of the above developments, the filing rate of new claims against us over the past three years has decreased to below pre-2001 levels, and we were named as a defendant in three, one and zero new silicosis cases filed in 2013, 2014 and 2015, respectively. During the nine months ended September 30, 2016, one additional claim was brought against us. As of September 30, 2016, there are a total of approximately 74 active silica-related products liability claims pending in which we were a defendant and approximately 87 inactive claims. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media, and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for both our predecessors that covered certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to certain insurance). As a result of a settlement with a former owner of ours and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us, and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf.
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
As of September 30, 2016, there are no material changes from the risk factors disclosed in Item 1A of Part I in our 2015 Annual Report other than as set forth below.

Our trucking services are highly regulated, and increased direct and indirect costs of compliance with, or liability for violation of, existing or future regulations could have a material adverse effect on our business.

The Department of Transportation (DOT) and various state agencies exercise broad powers over our trucking services, generally governing matters including authorization to engage in motor carrier service, equipment operation, safety, and financial reporting. In the future, we may become subject to new or more restrictive regulations, such as regulations relating to engine exhaust emissions, hours of service that our drivers may provide in any one time period, security and other matters, which could substantially impair equipment productivity and increase our costs. We may be audited periodically by the DOT to ensure that we are in compliance with various safety, hours-of-service, and other rules and regulations. If we were found to be out of compliance, the DOT could restrict or otherwise impact our trucking services, which would adversely affect our profitability and results of operations.

Difficulty in truckload driver and independent contractor recruitment and retention may have a materially adverse effect on our business.

With respect to our trucking services, difficulty in attracting or retaining qualified drivers and independent contractors could have a materially adverse effect on our growth and profitability. The truckload transportation industry periodically experiences a shortage of qualified drivers, particularly during periods of economic expansion, in which alternative employment opportunities are more plentiful and freight demand increases, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment or for students who seek financial aid for driving school. Our independent contractors are responsible for paying for their own equipment, fuel, and other operating costs, and significant increases in these costs could cause them to seek higher compensation from us or seek other opportunities within or outside the trucking industry. The trucking industry suffers from a high driver turnover rate, which requires us to continually recruit a substantial number of drivers to operate our equipment. If we were unable to attract and contract with independent contractors, we could be forced to, among other things, limit our growth, decrease the number of our tractors in service, adjust our driver compensation package or independent contractor compensation, or pay higher rates to third-party truckload carriers, which could adversely affect our profitability and results of operations if not offset by a corresponding increase in customer rates.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchase Program
The following table presents the total number of shares of our common stock that we purchased during the third quarter of 2016, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period pursuant to our June 2012 share repurchase program:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
July 2016	—		$—	—
August 2016	490	(2)	$40.21	—
September 2016	59	(2)	$42.63	—
Total	549		$41.42	—	$33,173,725

(1)
A program covering the repurchase of up to $25.0 million of our common stock was initially announced in June 2012 and was increased to $50.0 million in December 2014. This program expires on December 11, 2017.

(2)	Represents shares withheld by U.S. Silica to pay taxes due upon the vesting of employee restricted stock and restricted stock units.
Subsequent to September 30, 2016, we have not repurchased any shares of our common stock.

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

•	our ability to succeed in competitive markets;

•	loss of, or reduction in, business from our largest customers;

•	increasing costs or a lack of dependability or availability of transportation services and transload network access infrastructure;

•	extensive regulation of trucking services;

•	our ability to recruit and retain truckload drivers;

•	increases in the prices of, or interruptions in the supply of, natural gas and electricity, or any other energy sources;

•	increases in the price of diesel fuel;

•	diminished access to water;

•	our ability to successfully complete acquisitions or integrate acquired businesses;

•	our ability to make capital expenditures to maintain, develop and increase our asset base and our ability to obtain needed capital or financing on satisfactory terms;

•	our substantial indebtedness and pension obligations;

•	restrictions imposed by our indebtedness on our current and future operations;

•	contractual obligations that require us to deliver minimum amounts of frac sand or purchase minimum amounts of services;

•	the accuracy of our estimates of mineral reserves and resource deposits;

•	a shortage of skilled labor and rising costs in the mining industry;

•	our ability to attract and retain key personnel;

•	our ability to maintain satisfactory labor relations;

•	our reliance on trade secrets and contractual restrictions, rather than patents, to protect our proprietary rights;

•	our significant unfunded pension obligations and post-retirement health care liabilities;

•	our ability to maintain effective quality control systems at our mining, processing and production facilities;

•	seasonal and severe weather conditions;

•	fluctuations in our sales and results of operations due to seasonality and other factors;

•	interruptions or failures in our information technology systems;

•	the impact of a terrorist attack or armed conflict;

•	extensive and evolving environmental, mining, health and safety, licensing, reclamation and other regulation (and changes in their enforcement or interpretation);

•	silica-related health issues and corresponding litigation;

•	our ability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property; and

•	other factors included and disclosed in Part I, Item 1A, “Risk Factors” of our 2015 Annual Report.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 4th day of November, 2016.

U.S. Silica Holdings, Inc.

/s/ DONALD A. MERRIL
Name:	Donald A. Merril
Title:	Chief Financial Officer

S-1

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1*#
Agreement and Plan of Merger, dated as of July 15, 2016, by and among U.S. Silica Holdings, Inc., New Birmingham Merger Corp., NBI Merger Subsidiary II, Inc., New Birmingham, Inc. and each of David Durrett and Erik Dall, as representatives of the sellers and optionholders.

2.2*#
Membership Unit Purchase Agreement, dated as of August 1, 2016, by and among U.S. Silica Company, U.S. Silica Holdings, Inc., Sandbox Enterprises, LLC, the members of Sandbox Enterprises, LLC and Sandy Creek Capital, LLC, as representative of the sellers.

3.1	Second Amended and Restated Certificate of Incorporation of U.S. Silica Holdings, Inc., effective January 31, 2012.	8-K	001-35416	3.1	February 6, 2012
3.2	Certificate of Change of Registered Agent and/or Registered Office	8-K	001-35416	3.1	May 11, 2015
3.3	Second Amended and Restated Bylaws of U.S. Silica Holdings, Inc., effective January 31, 2012.	8-K	001-35416	3.2	February 6, 2012
4.1	Specimen Common Stock Certificate.	S-1/A	333-175636	4.1	December 7, 2011
4.2	Registration Rights Agreement, dated as of August 16, 2016, by and among U.S. Silica Holdings, Inc. and each person identified on the signature pages thereto.	S-3ASR	333-213870	4.1	September 29, 2016
4.3	Registration Rights Agreement, dated as of August 22, 2016, by and among U.S. Silica Holdings, Inc. and each person identified on the signature pages thereto.	S-3ASR	333-213870	4.2	September 29, 2016
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification by Bryan A. Shinn, Chief Executive Officer.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification by Donald A. Merril, Chief Financial Officer.
32.1*	Section 1350 Certification by Bryan A. Shinn, Chief Executive Officer.
32.2*	Section 1350 Certification by Donald A. Merril, Chief Financial Officer.
95.1*	Mine Safety Disclosure
99.1*	Consent of PropTester, Inc.
101*	101.INS XBRL Instance
	101.SCH XBRL Taxonomy Extension Schema
	101.CAL XBRL Taxonomy Extension Calculation
	101.LAB XBRL Taxonomy Extension Labels
	101.PRE XBRL Taxonomy Extension Presentation
	101.DEF XBRL Taxonomy Extension Definition

*	Filed herewith
#	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish the omitted schedules to the Securities and Exchange Commission upon request by the Commission.
We will furnish any of our shareowners a copy of any of the above Exhibits not included herein upon the written request of such shareowner and the payment to U.S. Silica Holdings, Inc. of the reasonable expenses incurred in furnishing such copy or copies.

E-1