Form 10-K
period 2016-12-31
U.S. SILICA HOLDINGS, INC.
filed 2017-02-23
CIK 1524741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the outstanding common stock held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,562,047,655 based on the closing price of $29.36 per share, as reported on the New York Stock Exchange.
As of February 21, 2017, 81,061,840 shares of the common stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-K             Certain sections of the Proxy Statement for the 2017 Annual Meeting of Shareholders for U.S. Silica Holdings, Inc.

U.S. Silica Holdings, Inc.
FORM 10-K
For the Fiscal Year Ended December 31, 2016

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

•	our ability to succeed in competitive markets;

•	loss of, or reduction in, business from our largest customers;

•	increasing costs or a lack of dependability or availability of transportation services and transload network access or infrastructure;

•	extensive regulation of trucking services;

•	our ability to recruit and retain truckload drivers;

•	increases in the prices of, or interruptions in the supply of, natural gas and electricity, or any other energy sources;

•	increases in the price of diesel fuel;

•	diminished access to water;

•	our ability to successfully complete acquisitions or integrate acquired businesses;

•	our ability to make capital expenditures to maintain, develop and increase our asset base and our ability to obtain needed capital or financing on satisfactory terms;

•	our substantial indebtedness and pension obligations;

•	restrictions imposed by our indebtedness on our current and future operations;

•	contractual obligations that require us to deliver minimum amounts of frac sand or purchase minimum amounts of services;

•	the accuracy of our estimates of mineral reserves and resource deposits;

•	a shortage of skilled labor and rising costs in the mining industry;

•	our ability to attract and retain key personnel;

•	our ability to maintain satisfactory labor relations;

•	our reliance on patents, trade secrets and contractual restrictions to protect our proprietary rights;

•	our significant unfunded pension obligations and post-retirement health care liabilities;

•	our ability to maintain effective quality control systems at our mining, processing and production facilities;

•	seasonal and severe weather conditions;

•	fluctuations in our sales and results of operations due to seasonality and other factors;

•	interruptions or failures in our information technology systems;

•	the impact of a terrorist attack or armed conflict;

•	extensive and evolving environmental, mining, health and safety, licensing, reclamation and other regulation (and changes in their enforcement or interpretation);

•	silica-related health issues and corresponding litigation;

•	our ability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property; and

•	other factors included and disclosed in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
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
Our Company
Business Overview
We are one of the largest domestic producers of commercial silica, a specialized mineral that is a critical input into a variety of attractive end markets. During our 116 year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 240 products to customers across these markets. After our acquisition of New Birmingham, Inc. ("NBI" or the "NBI Acquisition") on August 16, 2016, as of December 31, 2016, we operate 18 production facilities across the United States. Including the purchase of reserves adjacent to our Ottawa, Illinois, facility in May 2016, we now control 467 million tons of reserves of commercial silica, which can be processed to make 226 million tons of finished products that meet American Petroleum Institute ("API") frac sand specifications. Additionally, on August 22, 2016, we completed the acquisition of Sandbox Enterprises, LLC ("Sandbox" or the “Sandbox Acquisition”) as a “last mile” logistics solution for frac sand in the oil and gas industry. For more information regarding the NBI and Sandbox Acquisitions, see Note D - Business Combinations to our Financial Statements in Part II, Item 8 to this Annual Report on Form 10-K.
Our operations are organized into two segments based on end markets served: (1) Oil & Gas Proppants and (2) Industrial & Specialty Products. In our largest end market, oil and gas proppants, our frac sand is used to stimulate and maintain the flow of hydrocarbons in oil and natural gas wells. We produce a wide range of frac sand sizes and are capable of efficient delivery of large quantities of API grade frac sand to most of the major U.S. shale basins via our logistics network. Our silica is also used as an economically irreplaceable raw material in a wide range of industrial applications, including glassmaking and chemical manufacturing. Additionally, in recent years a number of attractive new end markets have developed for our high-margin, performance silica products, including high-performance glass, specialty coatings, polymer additives and geothermal energy systems. Our segments are complementary because our ability to sell to a wide range of customers across end markets allows us to maximize recovery rates in our mining operations, optimize our asset utilization and reduce the cyclicality of our earnings.
Corporate History
U.S. Silica Holdings, Inc. was incorporated under the laws of the State of Delaware on November 14, 2008. U.S. Silica Company, which has been a domestic producer of commercial silica for 116 years, became a wholly-owned subsidiary of the Company on November 25, 2008. On January 31, 2012, we completed our initial public offering of our common stock.
Our Strengths
We attribute our success to the following strengths:

•
Large-scale producer with a diverse and high-quality reserve base. Our 18 geographically dispersed production facilities control 467 million tons of reserves, including API size frac sand and large quantities of silica with distinct characteristics, giving us the ability to sell over 240 products to customers in both our Oil & Gas Proppants segment and Industrial & Specialty Products segment. Our large-scale production, logistics capabilities and long reserve life make us a preferred commercial silica supplier to our customers. Our consistent, reliable supply of large quantities of silica gives our customers the security to customize their production processes around our commercial silica. Furthermore, our large scale provides us earnings diversification and a larger addressable market.

•
Geographically advantaged footprint with intrinsic transportation advantages. The strategic location of our facilities and our logistics capabilities enable us to enjoy high customer retention and a larger addressable market. In 2016, we acquired NBI, the ultimate parent company of NBR Sand, LLC, a regional sand producer located near Tyler, Texas. This facility allows customers to ship regional sand directly to the wellheads in the Texas and Louisiana basins by truck, which provides us with a delivered cost advantage. In our Oil & Gas Proppants segment, our network of frac sand production facilities with access to Class I rail either onsite or by truck and the strategic locations of our transloads serve to create an addressable market that includes every major U.S. shale basin. We believe we are one of the few frac sand producers capable of cost-effectively delivering API grade frac sand to most of the major U.S. shale basins by on-site rail. Additionally, on August 22, 2016, we completed the acquisition of Sandbox, a provider of logistics solutions and technology for the transportation of proppant used in hydraulic fracturing in the oil and gas industry. Sandbox provides “last mile” logistics to oil and gas companies. Sandbox has operations in Midland/Odessa, Texas, Morgantown, West Virginia, western North Dakota, northeast of Denver, Colorado, Oklahoma City, OK and Cambridge, Ohio, where its major customers are located, which allowed us to expand our frac sand offering directly to customers' wellhead locations.
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

•
Low-cost operating structure. We focus on building and operating facilities with low delivered cost that will allow us to be successful through the cycle. We believe the combination of the following factors contributes to our low-cost structure and our high margins:

•	our ownership of the vast majority of our reserves, resulting in mineral royalty expense that was less than 0.3% of our sales in 2016;

•	the close proximity of our mines to their respective processing plants, which allows for a cost-efficient and highly automated production process;

•	our processing expertise, which enables us to create over 240 products with unique characteristics while minimizing waste;

•
our integrated logistics management expertise and geographically advantaged facility network, which enables us to reliably ship products by the most cost-effective method available, whether by truck, rail or barge, to meet the needs of our customers, whether at in-basin transload locations or directly at wellhead locations via our Sandbox operations;

•	our large customer base across numerous end markets, which allows us to maximize our mining recovery rate and asset utilization; and

•	our large overall and plant-level operating scale.

•
Strong reputation with our customers and the communities in which we operate. We believe that we have built a strong reputation during our 116 year operating history. Our customers know us for our dependability and our high-quality, innovative products, as we have a long track record of timely delivery of our products according to customer specifications. We also have an extensive network of technical resources, including materials science and petroleum engineering expertise, which enables us to collaborate with our customers to develop new products and improve the performance of their existing applications. We are also well known in the communities in which we operate as a preferred employer and a responsible corporate citizen, which generally serves us well in hiring new employees and securing difficult to obtain permits for expansions and new facilities.

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

•
While we continue to work on maximizing existing production facility efficiencies, due to the recent improvements in the oil and gas market, we are also evaluating production capacity expansion opportunities at existing facilities as well as Greenfield opportunities.

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

•
Expand our supply chain network and leverage our logistics capabilities to meet our customers’ needs in each strategic oil and gas basin. We continue to expand our logistics network to ensure product is available to meet the in-basin needs of our customers. This approach allows us to provide strong customer service and puts us in a position to take advantage of opportunistic spot market sales. Our plant sites are strategically located to provide access to key Class I railroads, which enables us to cost effectively send product to each of the strategic basins in North America. We can ship product by truck, barge and rail with an ability to connect to short-line railroads as necessary to meet our customers’ evolving in-basin product needs. We believe that our supply chain network and logistics capabilities are a competitive advantage that enables us to provide superior service for our customers. We expect to continue to make strategic investments and develop partnerships with transload operators and transportation providers that will enhance our portfolio of supply chain services that we can provide to customers. As of December 31, 2016, we have storage capacity at 50 transloads located near all of the major shale basins in the United States. Our recent acquisition of Sandbox extends our delivery capability directly to our customers' wellhead locations, which increases efficiency and provides a lower cost logistics solution for our customers. Sandbox has operations in Midland/Odessa, Texas; Morgantown, West Virginia; western North Dakota; northeast of Denver, Colorado; Oklahoma City, OK; and Cambridge, Ohio, where its major customers are located.

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

•
Maintain financial strength and flexibility. We intend to maintain financial strength and flexibility to enable us to better manage through industry downturns and pursue acquisitions and new growth opportunities as they arise. In March 2016, we completed a public offering of 10,000,000 shares of our common stock for total cash net proceeds of $186.2 million. In November 2016, we executed another offering of 10,350,000 shares of common stock raising net cash proceeds of $467.0 million. As of December 31, 2016, we had $711.2 million of cash on hand and $46.0 million of availability under our revolving credit facility (the "Revolver").

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
We also sell whole grain silica products in a range of size distributions, grain shapes and chemical purity levels to our customers involved in the manufacturing of glass products, including a low-iron whole grain product sold to manufacturers of architectural and solar glass applications. In addition, we sell several grades of whole grain round silica to the foundry industry and provide whole grain commercial silica to the building products industry. Sales of whole grain commercial silica products and coated proppants accounted for approximately 86%, 88%, and 87% of our total sales revenue for 2016, 2015 and 2014, respectively.
Ground Silica Products—Our ground commercial silica products are inherently inert, white and bright, with high purity. We market our ground silica in sizes ranging from 40 to 250 microns for use in plastics, rubber, polishes, cleansers, paints, glazes, textile fiberglass and precision castings. We also produce and market fine ground silica in sizes ranging from 5 to 40 microns for use in premium paints, specialty coatings, sealants, silicone rubber and epoxies. We believe we are currently the only commercial silica producer in the United States that manufactures a 5-micron product. Sales of ground silica products accounted for approximately 12%, 9%, and 8% of our total sales revenue for 2016, 2015 and 2014 respectively.
Industrial Mineral Products—We also produce and sell certain other industrial mineral products, such as aplite and magnesium silicate. Aplite is a mineral used to produce container glass and insulation fiberglass and is a source of alumina that has a low melting point and a low tendency to form defects in glass. We also produce and sell a highly selective adsorbent made from a mixture of silica and magnesium, used extensively in preparative and analytical chromatography. Sales of our other industrial mineral products accounted for approximately 2%, 3%, and 5% of our total sales revenue for 2016, 2015 and 2014, respectively.
Our Industry
The commercial silica industry consists of businesses that are involved in the mining, processing and distribution of commercial silica. Commercial silica, also referred to as “silica,” “industrial sand and gravel,” “sand,” “silica sand” and “quartz sand,” is a term applied to sands and gravels containing a high percentage of silica (silicon dioxide, SiO2) in the form of quartz. Commercial silica deposits occur throughout the United States, but mines and processing facilities are typically located near end markets and in areas with access to transportation infrastructure. Other factors affecting the feasibility of commercial silica production include deposit composition, product quality specifications, land-use and environmental regulation, including permitting requirements, access to electricity, natural gas and water and a producer’s expertise and know-how. New entrants face serious hurdles to establish their operations, including:

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
We conduct only surface mining operations and do not operate any underground mines. Mining methods at our facilities include conventional hard rock mining, hydraulic mining, surface or open-pit mining of loosely consolidated silica deposits and dredge mining. Hard rock mining involves drilling and blasting in order to break up sandstone into sizes suitable for transport to the processing facility by truck, slurry or conveyer. Hydraulic mining involves spraying high-pressure water to break up loosely consolidated sandstone at the mine face. Surface or open-pit mining involves using earthmoving equipment, such as bucket loaders, to gather silica deposits for processing. Lastly, dredging involves gathering silica deposits from mining ponds and transporting them by slurry pipelines for processing. We may also use slurry pipelines in our hydraulic and open-pit mining efforts to expedite processing. Silica mining and processing typically has less of an environmental impact than the mining and processing of other minerals, in part because it uses fewer chemicals. Our processing plants are equipped to receive the mined sand, wash away impurities, eliminate oversized or undersized particles and remove moisture through a multi-stage drying process. Our 18 production facilities are located primarily in the eastern half of the United States, with operations in Alabama, Illinois, Louisiana, Michigan, Missouri, New Jersey, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wisconsin. Each of our facilities operates year-round, typically in shift schedules designed to optimize facility utilization in accordance with market demand. Our facilities receive regular preventative maintenance, and we make additional capital investments in our facilities as required to support customer volumes and internal performance goals. For more information related to our production facilities, see Item 2, “Properties”.
We believe we have a broad and high quality mineral reserves base due to our strategically located mines and facilities. At December 31, 2016, we estimate that we had approximately 467 million tons of proven and probable recoverable mineral reserves. The quantity and nature of the mineral reserves at each of our properties are estimated by our mining engineers. Our mining engineers update our reserve estimates annually, making necessary adjustments for operations at each location during the year and additions or reductions due to property acquisitions and dispositions, quality adjustments and mine plan updates. Before acquiring new reserves, we perform surveying, drill core analysis and other tests to confirm the quantity and quality of the acquired reserves. In some instances, we acquire the mineral rights to reserves without actually taking ownership of the properties. For more information related to our production facilities, deposits and reserves, see Item 2, “Properties”.
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
Distribution
We ship our commercial silica products direct to our customers by truck, rail or barge and through our network of in-basin transloads. Recent trends in the oil and gas market and the expansion of our logistics footprint have resulted in more of our product volumes being transported by high-efficiency unit trains over the past two years. During 2016, we shipped 235 unit trains to both our transload sites and our customers. Our recent acquisition of Sandbox extends our delivery capability directly to our customers' wellhead locations. Sandbox provides “last mile” logistics to companies in the oil and gas industry, which increases efficiency and provides a lower cost logistics solution for our customers. Sandbox has operations in Midland/Odessa, Texas; Morgantown, West Virginia; western North Dakota; northeast of Denver, Colorado; Oklahoma City, OK; and Cambridge, Ohio, where its major customers are located.
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
We are continuously looking to increase the number of available transload points to which we have access. This approach allows us to provide strong customer service and puts us in a position to take advantage of opportunistic spot market sales. As of December 31, 2016, we have 50 transload facilities strategically located in or near all major shale basins in the United States. For more information related to our transload facilities, see Item 2, “Properties”.
Both we and our customers lease a significant number of railcars for shipping purposes, as well as to facilitate the short-term storage of our products, particularly our frac sand products. As of December 31, 2016, we leased a fleet of 6,414 railcars, of which 1,682 were in storage. We anticipate our rail car fleet utilization to continue to improve as cars' leases end, the frac sand market recovers and we increase rail operations from the Tyler, Texas facility.
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
Oil and Gas Proppants
Commercial silica is used as a proppant for oil and natural gas recovery in conventional and unconventional resource plays. Unconventional oil and natural gas production requires hydraulic fracturing and other well stimulation techniques to recover oil or natural gas that is trapped in the source rock and typically involves horizontal drilling. Frac sand is pumped down oil and natural gas wells at high pressures to prop open rock fissures in order to increase the flow rate of hydrocarbons from the wells. Proppants are also used in the "refracturing" process where older wells are restimulated using newer technologies and additional frac sand as a viable and lower-cost alternative to drilling new wells. The frac sand market experienced substantial growth from 2008 until 2014, driven by the growth in the use of hydraulic fracturing. However, since 2015, the frac sand market has been negatively impacted due to reduced oil and gas drilling and completion activity in North America. During 2016, leading indicators suggested a stabilization or even an increase in North American oil and gas drilling and completion activity in the near future.
Glass
Commercial silica is a critical input into and accounts for 55% to 75% of the raw materials in glass production. The glassmaking markets served by commercial silica producers include containers, flat glass, specialty glass and fiberglass. Demand typically varies within each of these end markets.
The container glass, flat glass and fiberglass end markets are generally mature end markets. Demand for container glass has historically grown in line with population growth, and we expect similar growth in the future. Flat glass and fiberglass tend to be correlated with construction and automotive production activity, both of which have been improving during the past few years. To the extent construction and domestic automotive production activity continues its growth in the coming years, we expect that demand in these end markets will continue to increase. Specific markets such as those for solar glass have been negatively impacted by generally weak demand. Some of the anticipated growth in the glass markets may be offset through the use of recycled glass.
Building Products
Commercial silica is used in the manufacturing of building products for commercial and residential construction. Whole grain commercial silica products are used in flooring compounds, mortars and grouts, specialty cements, stucco and roofing shingles. Ground commercial silica products are used by building products manufacturers in the manufacturing of certain fiberglass products and additionally as functional extenders and to add durability and weathering properties to cementious compounds. In addition, geothermal wells are an alternative energy source that requires specialized ground silica products in their well casings for effectiveness. The market for commercial silica used to manufacture building products is driven primarily by the demand in the construction markets. The historical trend for this market has been one of growth, especially in demand for cementious compounds for new construction, renovation and repair. We have seen an increase in permits and housing starts since 2012, gains that continued during 2016. To the extent the housing market growth continues in the coming years, we expect that demand in this end market will increase.
Foundry
Commercial silica products are used in the production of molds for metal castings and in metal casting products. In addition, commercial whole grain silica is sold to coaters of foundry silica, or coated internally, who then sell their product to foundries for cores and shell casting processes. The demand for foundry silica primarily depends on the rate of automobile and light truck production, construction and production of heavy equipment like rail cars. Over the past decade, there has been some movement of foundry supply chains to Mexico and other offshore production areas. We have experienced increases in foundry demand since 2011. During 2016, this growth in the foundry markets continued. To the extent production levels continue to strengthen in the coming years, we expect that demand in this end market will increase.
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

Fillers and Extenders
Commercial silica products are sold to producers of paints and coating products for use as fillers and extenders in architectural, industrial and traffic paints and are sold to producers of rubber and plastic for use in the production of epoxy molding compounds and silicone rubber. The commercial silica products used in this end market are most often ground silica, including finer ground classifications. The market for fillers and extenders is driven by demand in the construction and automotive production industries as well as by demand for materials in the housing remodeling industry. We have experienced increases in demand in these sectors since 2011. During 2016, the growth in these sectors has continued. To the extent these industries continue to recover in the coming years, we expect demand to improve.
Our Customers
We sell our products to a variety of end markets. Our customers in the oil and gas proppants end market include major oilfield services companies and exploration and production companies that are engaged in hydraulic fracturing. Sales to the oil and gas proppants end market comprised approximately 65%, 67%, and 76% of our total sales revenue in 2016, 2015 and 2014, respectively.
Our primary markets have historically been core industrial end markets with customers engaged in the production of glass, building products, foundry products, chemicals and fillers and extenders. Our diverse customer base drives high recovery rates across our production. We also benefit from strong and long-standing relationships with our customers in each of the industrial and specialty products end markets we serve. Sales to our industrial and specialty products end markets comprised approximately 35%, 33%, and 24% of our total sales revenue in 2016, 2015 and 2014, respectively.
Sales to our largest customer, Halliburton Company, which is an Oil & Gas Proppants customer, accounted for 13% of our total revenues during the year ended December 31, 2016. No other customer accounted for 10% or more of our total revenues.
Competition
Both of our reporting segments operate in highly competitive markets that are characterized by a small number of large, national producers and a larger number of small, regional or local producers. According to a January 2017 publication by the United States Geological Survey (“USGS”), in 2016, there were 254 producers of commercial silica with a combined 347 active operations in 35 states within the United States. Competition in the industry across both of our reporting segments is based on price, consistency and quality of product, site location, distribution capability, customer service, reliability of supply, breadth of product offering and technical support. As transportation costs are a significant portion of the total cost to customers of commercial silica, in many instances transportation costs can represent more than 50% of delivered cost, the commercial silica market is typically local, and competition from beyond the local area is limited. Notable exceptions to this are the frac sand and fillers and extenders markets, where certain product characteristics are not available in all deposits and not all plants have the requisite processing capabilities, necessitating that some products be shipped for extended distances. Because the markets for our products are typically local, we also compete with smaller, regional or local producers. For more information regarding competition, see “Risk Factors—Risks Related to Our Business—Our future performance will depend on our ability to succeed in competitive markets, and on our ability to appropriately react to potential fluctuations in demand for and supply of our products.”
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
Intellectual Property
Other than operating licenses for our mining and processing facilities, there are no third-party patents, licenses or franchises material to our business. Our intellectual property primarily consists of trade secrets, know-how and trademarks, including our name US SILICA® and products with trademarked names such as OTTAWA WHITE®, MIN-U-SIL®, MYSTIC WHITE II®, Q-ROK®, SIL-CO-SIL®, PREMIUM HICKORY®, US SILICA WHITE®, InnoProp® and SANDBOX® among others. We own patents and have patent applications pending related to Sandbox, our "last mile" logistics solution. All of the issued patents have an expiration date after August 20, 2027 with a majority of issued patents expiring after December 21, 2031. With respect to our other products, we principally rely on trade secrets, rather than patents, to protect our proprietary processes, methods, documentation and other technologies, as well as certain other business information. Although we do seek patents from time to time, patent protection requires a costly and uncertain federal registration process that would place our confidential information in the public domain. As a result, we typically utilize trade secrets to protect the formulations and processes we use to manufacture our products and to safeguard our proprietary formulations and methods. We believe we can effectively protect our trade secrets indefinitely through the use of confidentiality agreements and other security measures.
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
Commercial Team
Our commercial team consists of more than 63 individuals responsible for all aspects of our sales process, including pricing, marketing, transportation and logistics, product development and general customer service. This necessitates a highly organized staff and extensive coordination between departments. For example, product development requires the collaboration of our market development team, sales team, our production facilities and our corporate laboratories. Our sales team interacts directly with our customers in determining their needs, our production facilities fulfill the orders and our corporate laboratories are responsible for ensuring that our products meet those needs.
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

•
Transportation and Logistics—Our transportation and logistics team manages domestic and international shipments by directing inbound and outbound rail, barge and truck traffic, supervising equipment maintenance, coordinating with rail carriers to ensure equipment availability, ensuring compliance with shipping regulations and strategically planning for future growth. With our Sandbox acquisition we can deliver frac sand directly to wellheads.

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
Many other product analyses are performed locally at our 18 production facilities to support new product development, plant operations and customer quality requirements.
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

 Employees
As of December 31, 2016, we employed a workforce of 1,404 employees, the majority of whom are hourly wage plant workers living in the areas surrounding our mining facilities. The majority of our hourly employees are represented by labor unions that include the Teamsters Union; United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union; Laborers International Union of North America; Glass, Molders, Pottery, Plastics and Allied Workers International Union; and International Union of Operating Engineers A.F.L. - C.I.O. We believe that we maintain good relations with our workers and their respective unions and have not experienced any material strikes or work stoppages since 1987.
Our employees average approximately 10 years of tenure with us, and we have an annual employee turnover rate of 12%, excluding the impact of reductions in workforce as part of the restructuring actions. We believe our stable workforce has directly contributed to improved process efficiencies and safety, which in turn help drive cost reductions. We believe our labor rates compare favorably to other mining and manufacturing facilities in the same geographic areas. We maintain workers’ compensation coverage in amounts required by law and have no material claims pending. We also offer all full-time employees a competitive package of employee benefits, which includes medical, dental, life and disability coverage.
Regulation and Legislation
Mining and Workplace Safety
Federal Regulation
The U.S. Mine Safety and Health Administration (“MSHA”) is the primary regulatory organization governing the commercial silica industry. Accordingly, MSHA regulates quarries, surface mines, underground mines and the industrial mineral processing facilities associated with quarries and mines. The mission of MSHA is to administer the provisions of the Federal Mine Safety and Health Act of 1977 and to enforce compliance with mandatory safety and health standards. MSHA works closely with the Industrial Minerals Association, a trade association in which we have a significant leadership role, in pursuing this mission. As part of MSHA’s oversight, representatives perform at least two unannounced inspections annually for each above-ground facility. To date these inspections have not resulted in any citations for material violations of MSHA standards. For additional information regarding mining and workplace safety, including MSHA safety and health violations and assessments in 2016, see Item 4, “Mine Safety Disclosures”.
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

Motor Carrier Regulation
Our trucking services are regulated by the U.S. Department of Transportation ("DOT"), the Federal Motor Carrier Safety Administration ("FMCSA") and by various state agencies. These regulatory authorities have broad powers, generally governing matters such as authority to engage in motor carrier operations, as well as motor carrier registration, driver hours of service, safety and fitness of transportation equipment and drivers, transportation of hazardous materials and periodic financial reporting. In addition, each driver is required to have a commercial driver’s license and may be subject to mandatory drug and alcohol testing. We may be audited periodically by these regulatory authorities to ensure that we are in compliance with various safety, hours-of-service, and other rules and regulations.

The transportation industry is subject to possible other regulatory and legislative changes (such as the possibility of more stringent environmental, climate change, security and/or occupational safety and health regulations, limits on vehicle weight and size and a mandate to implement electronic logging devices) that may affect the economics of our trucking services by requiring changes in operating practices or by changing the demand for motor carrier services or the cost of providing truckload or other transportation or logistics services.
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
We have a long history of positive engagement with the communities that surround our existing mining operations. We have an annual employee turnover rate of 12%, excluding the impact of reductions in workforce as part of the restructuring actions, and have had no significant strikes in more than 29 years, evidence of the strong relationship we have with our employees. We believe this strong relationship helps foster good relations with the communities in which we operate. Although additional regulatory requirements could negatively impact our business, financial condition and results of operations, we believe our existing operations are less likely to be negatively impacted by virtue of our good community relations.
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
Availability of Reports; Website Access; Other Information
Our Internet address is http://www.ussilica.com. Through “Investors” — “SEC Filings” on our home page, we make available free of charge our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our proxy statements, our current reports on Form 8-K, SEC Forms 3, 4 and 5 and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our reports filed with the SEC are also made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available on its website at www.sec.gov.
Executive Officers of the Registrant

John P. Blanchard, age 43, has served as our Senior Vice President and President, Industrial & Specialty Products since July 2016, having served as Vice President and General Manager, Industrial & Specialty Products from September 2011 until July 2016. Mr. Blanchard possesses over 20 years’ experience in a variety of industries, including nonwovens, composites, building materials and pharmaceuticals. Prior to joining us, Mr. Blanchard held various positions of increasing responsibility with Johns Manville from 2005 to September 2011, including Global Business Director from December 2010 to September 2011 and Global Business Manager from February 2008 to December 2010. Mr. Blanchard earned a B.S. in Chemical Engineering from Michigan Technological University and an M.B.A. from the University of Michigan.

Bradford B. Casper, age 42, has served as an Executive Vice President since July 2016 and as our Chief Commercial Officer since May 2015. He served as our Vice President of Strategic Planning from May 2011 until his promotion to Chief Commercial Officer in May 2015. Before joining us, Mr. Casper was at Bain & Company, Inc., where he held various positions from 2002 to May 2011 in the United States, Australia and Hong Kong, most recently serving as a Principal from July 2010 to May 2011. Mr. Casper earned a B.S. in Accounting from the University of Illinois at Urbana-Champaign and an M.B.A. from the Wharton School at the University of Pennsylvania.

Christine C. Marshall, age 55, has served as our Senior Vice President, Chief Legal Officer and Corporate Secretary since July 2016. Ms. Marshall joined us as our General Counsel and Corporate Secretary in November 2012. Prior to joining us, Ms. Marshall served as Vice President and General Counsel of the Security Technologies Sector of Ingersoll Rand Company from September 2010 to January 2012. From 2005 to 2010, Ms. Marshall held various positions of increasing responsibility with Tyco International, including General Counsel of Tyco Flow Control Americas from January 2008 to May 2010. Ms. Marshall earned a B.A. degree from Harvard University and a J.D. degree from Georgetown University School of Law.

Donald A. Merril, age 52, has served as an Executive Vice President since July 2016 and as our Chief Financial Officer since January 2013. He had previously served as our Vice President of Finance from October 2012 until his appointment as Chief Financial Officer. Previously, Mr. Merril had served as Senior Vice President and Chief Financial Officer of Myers Industries Inc. from January 2006 through August 2012. Prior to serving at Myers Industries, Mr. Merril held the role of Vice President and Chief Financial Officer, Rubbermaid Home Products Division at Newell Rubbermaid Inc. from 2003 through 2005. Mr. Merril has a B.S. in Accounting from Miami University.

David D. Murry, age 55, has served as a Senior Vice President since July 2016 and as our Chief Human Resources Officer since October 2011. He served as our Vice President of Talent Management from October 2011 until July 2016. Prior to joining us, Mr. Murry was the Director of Human Resources and Talent Management for Arkema, a diversified chemicals company, from October 2005 to October 2011. He has held positions of increasing leadership with Armstrong, Dell, and Alcoa. Mr. Murry earned a B.S. in Mining Engineering from Texas A&M University and a Master’s of Science in Management from Antioch University.

Bryan A. Shinn, age 55, has served as our President since March 2011 and as our Chief Executive Officer and a member of the Board since January 2012. Prior to assuming this position, Mr. Shinn was our Senior Vice President of Sales and Marketing from October 2009 to February 2011. Before joining us, Mr. Shinn was employed by the E. I. du Pont de Nemours and Company from 1983 to September 2009, where he held a variety of key leadership roles in operations, sales, marketing and business management, including Global Business Director and Global Sales Director. Mr. Shinn earned a B.S. in Mechanical Engineering from the University of Delaware.

Don Weinheimer, age 58, has served as a Senior Vice President and President, Oil & Gas since July 2016, having served as our Vice President and General Manager, Oil & Gas from July 2012 until July 2016. Before joining us, Mr. Weinheimer had served in various executive positions with Key Energy Services since October 2006 including as Senior Vice President, Strategy, Markets and Technology; Senior Vice President of Business Development, Technology and Strategic Planning; Senior Vice President of Product Development, Strategic Planning and Quality; and Senior Vice President, Production Services. Prior to joining Key Energy Services, Mr. Weinheimer held various positions of increasing responsibility with Halliburton Company, a global energy services company, since 1981 including as Vice President of Technology Globalization within its Energy Services Group from July 2006 to October 2006 and as Vice President of Innovation and Marketing in its Production Optimization Division from July 2004 to June 2006. Mr. Weinheimer has over 34 years of industry experience, including international operational and business development experience in both the Middle East and Algeria. Mr. Weinheimer earned his B.S. in Agricultural Engineering from Texas A&M University.

Michael L. Winkler, age 52, has served as a Senior Vice President since July 2016 and as our Chief Operating Officer since December 2013. He served as a Vice President from June 2011 until July 2016 and as our Vice President of Operations from June 2011 until December 2013. Before joining us, Mr. Winkler was Vice President of Operations for Campbell Soup Company from August 2007 to June 2011 and held various positions with Mars Inc. from 1996 to August 2007, including Plant Manager-Columbus Plant and Director of Industrial Engineering. Mr. Winkler earned a B.S. in Industrial Engineering from the University of Wisconsin-Platteville and an M.B.A. from the University of North Texas.

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
Demand in many of the end markets for commercial silica is driven by the construction and automotive industries. For example, the flat glass market depends on the automotive and commercial and residential construction and remodeling markets. The market for commercial silica used to manufacture building products is driven primarily by demand in the construction markets. The demand for foundry silica depends on the rate of automobile, light truck and heavy equipment production as well as construction. The demand for frac sand is driven by demand for oil and natural gas. When oil and natural gas prices decrease, as they did throughout 2015 and into 2016, exploration and production companies may reduce their exploration, development, production and well completion activities. The reduced level of such activities could result in a corresponding decline in the demand for frac sand and an oversupply of frac sand. In periods where sources of supply of frac sand exceed market demand, market prices for frac sand may decline and our results of operations and cash flows may decline or be volatile or otherwise adversely affected. In addition, given that silica transportation represents one of our customers’ largest costs, if, in response to economic pressures, our customers choose to move their production offshore, the increased logistics costs could reduce demand for our products. Continued weakness in the industries we serve has had, and may in the future have, an adverse effect on sales of our products and our results of operations. A continued or renewed economic downturn in one or more of the industries or geographic regions that we serve, or in the worldwide economy, could cause actual results of operations to differ materially from historical and expected results.
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
A significant portion of our sales is generated at four of our plants. Any adverse developments at any of those plants or in the end markets those plants serve could have a material adverse effect on our financial condition and results of operations.
A significant portion of our sales are generated at our plants located in Ottawa, Illinois; Mill Creek, Oklahoma; Utica, Illinois; and Sparta, Wisconsin. These plants represented a combined 51%, 62%, and 69% of our total revenue in 2016, 2015 and 2014, respectively. Any adverse development at these plants or in the end markets these plants serve, including adverse developments due to catastrophic events or weather, decreased demand for commercial silica products, a decrease in the availability of transportation services or adverse developments affecting our customers, could have a material adverse effect on our financial condition and results of operations.
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
The federal Safe Drinking Water Act (the “SDWA”) regulates the underground injection of substances through the Underground Injection Control Program (the “UIC Program”). Hydraulic fracturing generally has been exempt from federal regulation under the UIC Program, and the hydraulic fracturing process has been typically regulated by state or local governmental authorities. The EPA, however, has taken the position that certain aspects of hydraulic fracturing with fluids containing diesel fuel may be subject to regulation under the UIC Program, specifically as “Class II” UIC wells. In February 2014, the EPA released an interpretive memorandum to clarify UIC Program requirements under the SDWA for underground injection of diesel fuels in hydraulic fracturing for oil and gas extraction and issued technical guidance containing recommendations for EPA permit writers to consider in implementing these UIC “Class II” requirements. Among other things, the memorandum and technical guidance clarified that any owner or operator who injects diesel fuels in hydraulic fracturing for oil or gas extraction must obtain a UIC “Class II” permit before injection. The EPA also issued final rules in 2012 that included the first federal air standards for natural gas and oil wells that are hydraulically fractured, along with other requirements for several other sources of pollution in the oil and gas industry that had not been regulated at the federal level. Building on the 2012 rules, the EPA announced in May 2016 additional regulations to reduce methane and smog-forming emissions from new, modified or reconstructed sources in the the oil and natural gas industry. In May 2016, the EPA also finalized rules regarding criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and natural gas industry. Since the methane and aggregation rules were published in the Federal Register after May 31, 2016, they are potentially subject to repeal by the new Congress. In addition, the EPA published in May 2014 an advance notice of proposed rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. In June 2016, the EPA finalized effluent limit guidelines that waste water from shale resource extraction operations must meet before discharging to publicly owned wastewater treatment plants; these guidelines are potentially subject to repeal by the new Congress. In March 2015, the federal Bureau of Land Management published a final rule that establishes new or more stringent standards for hydraulic fracturing on federal and Indian lands, including public disclosure of chemicals used in hydraulic fracturing, confirmation that wells used in fracturing operations meet appropriate construction standards, and development of appropriate plans for managing flowback water that returns to the surface. However, the U.S. District Court of Wyoming struck down this rule in June 2016; the ruling is currently on appeal before the U.S. Tenth Circuit Court of Appeals. The federal Bureau of Land Management also issued final rules to reduce methane emissions from venting, flaring, and leaks during oil and gas operations on public lands in November 2016; these rules are potentially subject to repeal by the new Congress.
In addition, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, a committee of the U.S. House of Representatives (the “House”) conducted an investigation of hydraulic fracturing practices and a subcommittee of the Secretary of Energy Advisory Board (the “SEAB”) of the U.S. Department of Energy was tasked with recommending steps to improve the safety and environmental performance of hydraulic fracturing. As part of these studies, the EPA, the House committee and the SEAB subcommittee requested that certain companies provide them with information concerning the chemicals used in the hydraulic fracturing process. These studies could potentially spur initiatives to further regulate hydraulic fracturing under the SDWA or otherwise. In December 2016, the EPA issued a final assessment of the potential environmental effects of hydraulic fracturing on drinking water and groundwater that found hydraulic fracturing may in some cases result in impacts to drinking water resources. Legislation has been introduced before the U.S. Congress to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. If this or similar legislation becomes law, the legislation could establish an additional level of federal regulation that may lead to additional permitting requirements or other operating restrictions, making it more difficult to complete natural gas and oil wells in shale formations. This could increase our customers’ costs of compliance and doing business or otherwise adversely affect the hydraulic fracturing services they perform, which may negatively impact demand for our frac sand products.

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
Because the markets for our products are typically local, we also compete with smaller, regional or local producers. For instance, prior to 2015, there had been an increasing number of small producers servicing the frac sand market due to increased demand for hydraulic fracturing services. If demand for hydraulic fracturing services decreases and the supply of frac sand available in the market increases, prices in the frac sand market could continue to materially decrease as less-efficient producers exit the market, selling frac sand at below market prices. Furthermore, our competitors may choose to consolidate, which could provide them with greater financial and other resources than us and negatively impact demand for our frac sand products. In addition, oil and natural gas exploration and production companies and other providers of hydraulic fracturing services could acquire their own frac sand reserves, expand their existing frac sand production capacity or otherwise fulfill their own proppant requirements and existing or new frac sand producers could add to or expand their frac sand production capacity, which would negatively impact demand for our frac sand products. We may not be able to compete successfully against either our larger or smaller competitors in the future, and competition could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.
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
Our top ten customers made up 52%, 56%, and 57% of our total sales revenue during the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, we had seven long-term, competitively-bid take-or-pay supply contracts with six customers in the oil and gas proppants end market, four of which were among our top ten overall customers. These agreements have initial terms expiring between 2017 and 2019. As of February 23, 2016, we maintained long-term take-

or-pay supply contracts with seven customers. While some of our largest customers have entered into supply contracts with us, these customers may not continue to purchase the same levels of our commercial silica products in the future due to a variety of reasons, contract requirements notwithstanding. For example, some of our top customers could go out of business or, alternatively, be acquired by other companies that purchase the same products and services provided by us from other third-party providers. Our customers could also seek to capture and develop their own sources of commercial silica. If any of our major customers substantially reduces or altogether ceases purchasing our commercial silica products, depending on market conditions, we could suffer a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.
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
Because of the relatively low cost of producing commercial silica, transportation and related costs including freight charges, fuel surcharges, transloading fees, switching fees, railcar lease costs, demurrage costs and storage fees, tend to be a significant component of the total delivered cost of sales. The high relative cost of transportation related expense tends to favor manufacturers located in close proximity to the customer. In addition, when we expand our commercial silica production, we need increased transportation services and transload network access. We contract with truck, rail and barge services to move commercial silica from our production facilities to transload sites and our customers, and increased costs under these contracts could adversely affect our results of operations. In addition, we bear the risk of non-delivery under our contracts. Labor disputes, derailments, adverse weather conditions or other environmental events, an increasingly tight railcar leasing market and changes to rail freight systems could interrupt or limit available transportation services. A significant increase in transportation service rates, a reduction in the dependability or availability of transportation or transload services, or relocation of our customers’ businesses to areas farther from our plants or transloads could impair our ability to deliver our products economically to our customers and to expand our markets. Further, reduced demand for commercial silica has resulted in railcar over-capacity, which has led to railcar storage fees while, at the same time, we have continued to incur lease costs for those railcars in storage, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.
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
Energy costs, primarily natural gas and electricity, represented approximately 5% of our total sales in 2016. Natural gas is the primary fuel source used for drying in the commercial silica production process and, as such, our profitability is impacted by the price and availability of natural gas we purchase from third parties. The price and supply of natural gas are unpredictable and can fluctuate significantly based on international, political and economic circumstances, as well as other events outside our control, such as changes in supply and demand due to weather conditions, actions by OPEC and other oil and natural gas producers, regional production patterns and environmental concerns. In addition, potential climate change regulations or carbon or emissions taxes could result in higher production costs for energy, which may be passed on to us in whole or in part. In the past, the price of natural gas has been extremely volatile, and we believe this volatility may continue. In order to manage this risk, we may hedge natural gas prices through the use of derivative financial instruments, such as forwards, swaps and futures. However, these measures carry risk (including nonperformance by counterparties) and do not in any event entirely eliminate the risk of decreased margins as a result of natural gas price increases. A significant increase in the price of energy that is not recovered through an increase in the price of our products or covered through our hedging arrangements or an extended interruption in the supply of natural gas or electricity to our production facilities could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

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
We have, and we will continue to have, a significant amount of indebtedness. As of December 31, 2016, we had $513.2 million of outstanding indebtedness. Under our senior secured credit facility, as of December 31, 2016, we had a $50.0 million line-of-credit, of which $4.0 million is being used for outstanding letters of credit, leaving $46.0 million of borrowing availability. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. We also have, and will continue to have, significant pension obligations. As of December 31, 2016, our unfunded pension obligations totaled $32.3 million. Our substantial indebtedness and pension obligations could have other important consequences to you and significant effects on our business. For example, they could:

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
As of December 31, 2016, various labor unions represented approximately 30% of our employees. If we are unable to renegotiate acceptable collective bargaining agreements with these labor unions in the future, we could experience, among other things, strikes, work stoppages or other slowdowns by our workers and increased operating costs as a result of higher wages, health care costs or benefits paid to our employees. An inability to maintain good relations with our workforce could cause a material adverse effect on our business and results of operations.
We rely upon patents, trade secrets and contractual restrictions to protect our proprietary rights. Failure to protect our intellectual property rights may undermine our competitive position, and protecting our rights or defending against third-party allegations of infringement may be costly.
Our commercial success depends on our proprietary information and technologies, know-how and other intellectual property. Because of the technical nature of our business, we rely primarily on patents, trade secrets, trademarks and contractual restrictions to protect our intellectual property rights. The measures we take to protect our patents, trade secrets and other intellectual property rights may be insufficient. Failure to protect, monitor and control the use of our existing intellectual property rights could cause us to lose our competitive advantage and incur significant expenses. It is possible that our competitors or others could independently develop the same or similar technologies or otherwise obtain access to our unpatented technologies. In such case, our patents and trade secrets would not prevent third parties from competing with us. As a result, our results of operations may be adversely affected. Furthermore, third parties or employees may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could also harm our business and results of operations. Policing unauthorized use of intellectual property rights can be difficult and expensive, and adequate remedies may not be available.
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
Many of our employees participate in our defined benefit pension plans. In 2016, we made no contribution payments toward reducing the unfunded liability of our defined benefit pension plans. Declines in interest rates or the market values of the securities held by the plans, or other adverse changes, could materially increase the underfunded status of our plans and affect the level and timing of required cash contributions. To the extent we use cash to reduce these unfunded liabilities, the amount of cash available for our working capital needs would be reduced. In addition, under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Pension Benefit Guaranty Corporation (“PBGC”) has the authority to institute proceedings to terminate a pension plan if (1) the plan has not met the minimum funding requirements, (2) the plan cannot pay current benefits when due, (3) a lump sum payment has been made to a participant who is a substantial owner of the sponsoring company (and certain other technical conditions exist) or (4) the loss to the PBGC is reasonably expected to increase unreasonably over time if the plan is not terminated. In the event our tax-qualified pension plans are terminated by the PBGC, we could be liable to the PBGC for the underfunded amount, which could trigger default provisions in our credit facilities. As of December 31, 2016, our pension obligation was $116.1 million (with plan assets of $83.9 million). The amount of cash ultimately required to fund these obligations will vary based on a number of factors including future return on assets, mortality rates and other such actuarial assumptions. Based on current assumptions, we expect to pay $2.1 million in the year 2017, a total of $5.6 million for the two-year period from 2018 through 2019, a total of $6.1 million for the two-year period from 2020 through 2021 and a total of $18.5 million thereafter.
We also have a post-retirement health and life insurance plan for many of our employees. The post-retirement benefit plan is unfunded. We derive post-retirement benefit expense from an actuarial calculation based on the provisions of the plan and a number of assumptions provided by us including information about employee demographics, retirement age, future health care costs, turnover, mortality, discount rate, amount and timing of claims and a health care inflation trend rate. Our post-retirement healthcare obligations were $24.4 million as of December 31, 2016. Based on current assumptions, we expect to pay $1.4 million in the year 2017, a total of $2.8 million for the two-year period from 2018 through 2019, a total of $3.0 million for the two-year period from 2020 through 2021 and a total of $17.2 million thereafter. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations.”
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
In addition to environmental regulation, we are subject to laws and regulations relating to human exposure to crystalline silica. Several federal and state regulatory authorities, including MSHA and OSHA, may continue to propose changes in their regulations regarding workplace exposure to crystalline silica, such as permissible exposure limits and required controls and personal protective equipment. For instance, in June 2016, OSHA issued final regulations that will reduce permissible exposure limits to 50 micrograms of respirable crystalline silica per cubic meter of air, averaged over an 8-hour day. Both the North American Industrial Mining Association and the National Industrial Sand Association, both of which we are a member, track silicosis-related issues and aim to work with government policymakers in crafting such regulations.
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
Since at least 1975, we and/or our predecessors have been named as a defendant, usually among many defendants, in numerous products liability lawsuits brought by or on behalf of current or former employees of our customers alleging damages caused by silica exposure. As of February 21, 2017, there were a total of 74 active silica-related products liability claims pending in which we were a defendant and 1 inactive claim. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media, involve various other defendants and have been filed in the states of Texas, Louisiana and Mississippi, although some cases have been brought in many other jurisdictions over the years.
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
As of December 31, 2016, we operate 18 production facilities located primarily in the eastern half of the United States, with operations in Alabama, Illinois (3), Louisiana, Michigan, Missouri, New Jersey, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas (3), Virginia, West Virginia and Wisconsin. We own two undeveloped sites, which are located in Wisconsin and Arkansas. We also own three transload sites and operate additional transload sites via service contracts with our transload operating partners.
Additionally, we operate corporate laboratories located at our Berkeley Springs, West Virginia and Houston, Texas facilities that provide critical technical expertise, analytical testing resources and application development to promote product value and cost savings.
We generally own our principal production properties, although some land is leased. Substantially all of our owned assets are pledged as security under our senior secured credit facility; for additional information regarding our indebtedness, see Note I - Debt and Capital Leases to our Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for information related to our credit facilities.
Corporate offices, including sales locations are leased. In general, we consider our facilities, taken as a whole, to be suitable and adequate for our current operations.
Our Production Facilities
The following is a detailed description of our 18 production facilities and our currently undeveloped sites in Fairchild, Wisconsin and Batesville, Arkansas.
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
We acquired the Voca facility upon the closing of our Cadre Services, Inc. ("Cadre") acquisition in July 2014. The fully automated, state-of-the-art facility became operational in 2011 and features one of the industry’s largest on-site storage capacities. The plant was recently expanded in 2014 and produces a range of API/ISO certified frac sand grades. The Voca plant’s location in central Texas allows it to economically serve oil & gas customers in the Permian basin.

Tyler, Texas
Our Tyler facility uses natural gas and electricity to produce whole grain silica through surface mining methods. The reserves at Tyler contain mostly unconsolidated sand of the Queen City Sand formation (Eocene Age). The facility is located approximately 9 miles north of Tyler, TX in Smith County and is located immediately adjacent to Interstate 20. Once product is processed, it is shipped by truck.
We acquired the Tyler facility in connection with the closing of the NBI Acquisition in August 2016. The fully automated, state-of-the-art facility became operational in 2011 and features one of the industry’s largest on-site storage capacities. The plant was recently expanded in 2014 and produces a range of API/ISO certified frac sand grades. The Tyler plant's location in Northeast Texas allows it to ship regional sand directly to the wellheads in the Texas and Louisiana basins by truck.
Mill Creek, Oklahoma
Our surface mines in Mill Creek use natural gas and electricity to produce whole grain, ground and fine ground silica through hydraulic mining. The reserves are part of the Oil Creek Formation in south central Oklahoma. The facility is located approximately 100 miles southeast of Oklahoma City and is accessible by major highways including U.S. Interstate 35. Once the product is appropriately processed, it is packaged in bulk and shipped either by rail by BNSF Railway Company or by truck.
We acquired the Mill Creek facility in 1987 by merger with the Pennsylvania Glass Sand Corporation, which had historically used the property to produce whole grain silica for customers in industrial and specialty products end markets. Since acquiring the facility we have renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including hydraulic sizing, fluid bed drying, grinding and air sizing. These production techniques allow the Mill Creek facility to meet a wide variety of focused specifications on product composition from customers. As such, the Mill Creek facility services multiple end markets, such as glass, foundry, fillers and extenders, building products and oil and gas proppants.
Sparta, Wisconsin
Our surface mines in the Sparta deposit contain over 36 million tons of proven ore reserves. The geology is comprised of high purity sands of the Wonewoc Formation. The Wonewoc Sandstone Formation is known for its round, coarse grains and superior crush strength properties, which makes it an ideal substrate for oil and gas proppants. The Sparta property was acquired on December 30, 2011, and site development began in April 2012. The property is located 25 miles northeast of La Crosse; approximately 120 miles northwest of Madison, WI; and is readily accessible by both Interstate 90 and the Canadian Pacific railroad.
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
Kosse, Texas
Our surface mine in Kosse uses mechanical mining to extract sand ore from the reserve. The plant uses natural gas and electricity to produce whole grain silica. The reserves are part of the Simsboro member of the Rockdale Formation in central Texas. The facility is located approximately 90 miles south of Dallas and is accessible by major highways including U.S. Interstates 45 and 35. Once the product is appropriately processed, it is shipped by truck.
We acquired the Kosse facility in 1987 by merger with the Ottawa Silica Company, which had historically used the property to produce whole grain silica for customers in industrial and specialty products end markets. Since acquiring the facility, we have renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including washing, hydraulic sizing, fluid bed drying, dry screening, and centrifuging. These production techniques allow the Kosse facility to meet a wide variety of focused specifications on product composition from customers. As such, the Kosse facility services multiple end markets, such as building products, recreation, and oil and gas proppants.
Berkeley Springs, West Virginia
Our surface mines at the Berkeley Springs facility use hard rock mining methods to produce high-purity sandstone. The plant uses propane, fuel oil and electricity to make whole grain, ground, and fine ground silica. Berkeley Springs also produces a synthetic magnesium-silica product called Florisil.

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
Dubberly, Louisiana
Our surface mines in Dubberly use natural gas and electricity to produce whole grain silica through dredge mining. The reserves are part of the Sparta Formation. The facility is located approximately 30 miles east of Shreveport and is accessible by major highways including U.S. Interstate 20 and state Highway 532. Once the product is appropriately processed, it is bagged or shipped in bulk by truck.
We acquired the Dubberly facility in 1987 by merger with the Ottawa Silica Company, which had historically used the property to produce whole grain silica for customers in industrial and specialty products end markets. Since acquiring the facility, we have renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including screening, washing, fluid bed drying and conditioning to remove heavy and iron bearing minerals. These production techniques allow the Dubberly facility to meet a wide variety of focused specifications on product composition from customers. As such, the Dubberly facility services multiple end markets, such as glass, foundry and building products.
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
Jackson, Tennessee
Our surface mines in Jackson use natural gas and electricity to produce whole grain and ground silica through dredge mining. The reserves are part of the Clairborne Formation, which is part of the Gulf Coastal Plain-Upper Mississippi Embayment. The facility is located approximately 75 miles east of Memphis and is accessible by major highways including U.S. Interstate 40. Once the product is appropriately processed, it is shipped in bulk by truck.
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
The Rochelle facility has two process lines, each with the capacity to coat 200 million pounds, or 100,000 tons, of substrate. The facility has the flexibility to coat numerous substrates using novolac or polyurethane coating technology. Sand can be received and shipped both by truck and rail to help meet customer requirements. One of the competitive strengths of the facility is the capability to ship by the BNSF and Union Pacific railroads to many key locations throughout United States.
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

We categorize our reserves as proven or probable in accordance with these SEC definitions. We estimate that we had a total of approximately 467 million tons of proven and probable mineable mineral reserves as of December 31, 2016. Compared to 400 million tons of proven and probable mineable mineral reserves we had as of December 31, 2015, the increase of 67 million tons was primarily due to our NBI Acquisition and a purchase of reserves adjacent to our Ottawa, Illinois facility during the year ended December 31, 2016. The quantity and nature of the mineral reserves at each of our properties are estimated by our internal Mine Planning department. Our mining engineer updates our reserve estimates annually, making necessary adjustments for operations at each location during the year and additions or reductions due to property acquisitions and dispositions, quality adjustments and mine plan updates. Before acquiring new reserves, we perform surveying, drill core analysis and other tests to confirm the quantity and quality of the acquired reserves. In some instances, we acquire the mineral rights to reserves without actually taking ownership of the properties.
Description of Deposits
The following is a description of the nature of our silica sand and aplite deposits for each of our reserve locations:
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
Tyler, Texas
The deposit has a minimum silica (SiO2) content of 98%. The controlling attributes are crush strength and size distribution of the sand grains. The Queen City Sand formation, an Eocene Age unconsolidated sand deposit, makes up the Tyler reserves. The Queen City Sand consists mainly of white, brown, and grayish-green sand found mostly as loose particles.

Mill Creek, Oklahoma
The deposit has a minimum silica (SiO2) content of 99%. The controlling attributes are iron (Fe2O3) content, calcium (CaO) content and grain size distribution. The sand/overburden contact is occasionally concentrated in calcium and any sand with greater than 0.03% CaO is removed during the overburden removal process. Sand with iron greater than 0.03% Fe2O3 is not mined.
Sparta, Wisconsin
The deposit has a minimum silica (SiO2) content of 99%. The controlling attributes are sand grain crush strength and size distribution. A thin layer of silt overlies the 50 to 100 foot thick sand deposit. The deposit is unconsolidated and well graded and can be used to manufacture four main API product grades, 100-Mesh, 40/70, 30/50, and 20/40.
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
Kosse, Texas
The deposit has a minimum silica (SiO2) content of 99%. The controlling attributes are iron content (Fe2O3) and size distribution. Up to three different pits may be mined at any one time to assure consistency of ore and to smooth out variability of attributes. Maximum sand irons are 0.045%.
Berkeley Springs, West Virginia
The deposit has a minimum silica (SiO2) content of 99%. The controlling attribute is iron (Fe2O3). Ore that is higher than 0.06% iron is not mined. Ore less than 0.06% iron is mined and blended for feed to plant.
Columbia, South Carolina
The deposit has a minimum silica (SiO2) content of 99%. The controlling attributes are iron content (Fe2O3) and percentage of clay/slimes. Clay content increases at depth and generally the pit bottom follows a marker bed at 250-foot elevation where clay content is in excess of 11%. Generally, sand having iron values greater than 0.03% is not mined.
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
Mineral Rights
The mineral rights and access to mineral reserves for the majority of our operations are secured through land that is owned in fee. There are no underlying agreements and/or royalties associated with Berkeley Springs, Dubberly, Jackson, Kosse, Mauricetown, Montpelier, Ottawa, Pacific, Rockwood, Sparta, Tyler, Utica, Voca and Batesville.
The mineral rights and access to mineral reserves at our Mill Creek operation are a combination of land owned in fee and one mineral lease. A non-participating royalty is paid to the original sellers of the fee property that covers 96% of the reserves. The lease agreements involve an annual minimum payment and a non-participating per-ton production royalty payment.
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

Summary of Reserves
The following table provides information on our production facilities that have reserves as well as our undeveloped sites in Fairchild, Wisconsin and Batesville, Arkansas, as of December 31, 2016. Included is the location and area of the facility; the type, amount and ownership status of its reserves; and the primary end markets that it serves. Our facility in Rochelle, Illinois has no reserves.

Mine/Plant Location	Acreage Owned/Leased	Proven Reserves	Probable Reserves	Combined Proven and Probable Reserves	2016 Tons Mined	Primary End Markets Served
	(in acres)	(tonnage data in thousands)
Ottawa	2,100 owned	132,238	—	132,238	(3,657)	Oil and gas proppants, glass, chemicals, foundry
Voca	1,061 owned	32,247	41,900	74,147	(2,199)	Oil and gas proppants
Tyler	1,356 owned	20,745	20,100	40,845	(555)	Oil and gas proppants
Mill Creek	2,174 owned 16 mineral lease	—	13,617	13,617	(1,504)	Oil and gas proppants, glass, foundry, building products
Sparta	660 owned	26,491	2,740	29,231	(1,367)	Oil and gas proppants
Utica	148 owned	9,291	—	9,291	(1,555)	Oil and gas proppants
Mapleton	1,761 owned 194 mineral lease 98 access lease	3,410	2,100	5,510	(545)	Glass, building products
Pacific	524 owned	16,848	7,994	24,842	(529)	Oil and gas proppants, glass, foundry, fillers and extenders
Kosse	1,053 owned 25 mineral lease	10,830	—	10,830	(68)	Oil and gas proppants, glass, recreational products
Berkeley	4,435 owned	2,261	6,000	8,261	(370)	Glass, building products, fillers and extenders
Columbia	648 lease 204 owned	5,181	—	5,181	(400)	Glass, building products, fillers and extenders
Dubberly	356 owned	4,803	—	4,803	(236)	Glass, foundry, building products
Montpelier(1)	824 owned	—	13,189	13,189	(292)	Glass, building products
Hurtsboro	117 owned 1,108 mineral lease	627	—	627	(109)	Foundry, building products
Jackson	132 owned	—	145	145	(146)	Fiberglass, building products
Mauricetown	1279 owned	12,084	—	12,084	(234)	Filtration, foundry, building products
Rockwood (2)	872 owned	8,363	—	8,363	—	Glass, building products
Fairchild	632 owned	38,975	—	38,975	—	—
Batesville	477 owned	—	34,732	34,732	—	—
Total		324,394	142,517	466,911	(13,766)

(1)	Montpelier’s reserves are comprised entirely of the mineral aplite.

(2)	Rockwood's products were produced from or sourced from a third party. It did not mine any of its reserves in 2016.

Our Logistics Network
In order to expand our supply chain network and leverage our logistics capabilities to meet our customers’ needs in oil and gas basins, we continue to expand our transload network to ensure product is available to meet the in-basin needs of our customers. This approach allows us to provide strong customer service and puts us in a position to take advantage of opportunistic spot market sales. As of December 31, 2016, we have 50 transload facilities strategically located in or near major shale basins in the United States. All transload facilities, three of which are owned by us, are generally operated by third-party transload service providers via service agreements, which include both longer term contracts (generally 2 to 5 years) and month-to-month arrangements.
We lease a significant number of railcars for shipping purposes and for short-term storage of our products, particularly our frac sand products. As of December 31, 2016, we leased a fleet of 6,414 railcars, of which 1,682 were in storage. We anticipate our rail car fleet utilization to continue to improve as cars' leases end, the frac sand market recovers and we increase rail operations from the Tyler, Texas facility.
Our recent acquisition of Sandbox extends our delivery capability directly to our customers' wellhead locations. Sandbox provides “last mile” logistics to companies in the oil and gas industry, which increases efficiency and provides a lower cost logistics solution for our customers. Sandbox has operations in Midland/Odessa, Texas; Morgantown, West Virginia; western North Dakota; northeast of Denver, Colorado; Oklahoma City, OK; and Cambridge, Ohio, where its major customers are located. We will continue to make strategic investments and develop partnerships with transload operators and transportation providers that will enhance our portfolio of supply chain services that we can provide to customers.

The map below shows the location of our our production facilities, transload facilities and Sandbox operation sites:

CANADA
Grande Prairie, AB
Red Deer, AB
Fairview - NST, MT
East Fairview - Wildcat, ND
Western, ND
Casper, WY
Douglas, WY
Cheyenne, WY
Wellington, UT
LaSalle, CO
Northeast of Denver, CO
Albuquerque, NM
Enid,OK
Shattuck, OK
Weatherford, OK
Trimac, OK
Oklahoma City, OK
Oklahoma City, OK
Mill Creek, OK
Lubbock, TX
Carlsbad, NM
Levelland, TX
Odessa, TX
Midland/Odessa, TX
Pecos, TX
Barnhart, TX
Ft Stockton, TX
Voca, TX
Ft Worth, TX
Hughes Springs, TX
Gonzales, TX
Henderson, TX
Dubberly, LA
San Augustine, TX
Kosse, TX
Tyler, TX
Rockdale, TX
RLI-San Antonio, TX
Titan-San Antonio, TX
Houston, TX
Cotulla, TX
Port of Houston, TX
Three Rivers, TX
Laredo, TX
Laredo - Twin Eagle, TX
Sparta, WI
Rockwood, MI
Rochelle, IL
Rochelle, IL
Chicago, IL
Ottawa, IL
Utica, IL
Ottawa ADM, IL
Streator, IL
Peru ADM, IL
St. Louis, MO
Pacific, MO
Jackson, TN
Columbia, SC
Hurtsboro, AL
Morgantown, WV
McKees Rocks, PA
Steubenville, OH
Cambridge, OH
Hannibal, OH
Horseheads, NY
Wyalusing, PA
Wysox, PA
Towanda, PA
Carbondate, PA
Mapleton Depot, PA
Mauricetown, NJ
Fairmont, WV
Berkeley Springs, WV
Frederick, MD
Montpelier, VA
U.S. Silica Locations
ISP Plants
Oil & Gas
Transloads
Offices
Sandbox
Shale Deposits
Shale Basins
Current Shale Plays
Prospective Shale Plays
Map Legend
N
E
S
W

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
As a result of the above developments, the filing rate of new claims against us over the past few years has decreased to below pre-2001 levels, and we were named as a defendant in one, zero and two new silicosis cases filed in 2014, 2015 and 2016, respectively. As of December 31, 2016, there were a total of 74 active silica-related products liability claims pending in which we were a defendant and 1 inactive claim. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media, and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for both our predecessors that cover certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to certain insurance). As a result of a settlement with a former owner and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf.
The silica-related litigation brought against us to date has not resulted in material liability to us. However, we continue to have silica-related products liability claims filed against us, including claims that allege silica exposure for periods for which we do not have insurance coverage. Any such pending or future claims or inadequacies of our insurance coverage could have a material adverse effect on our business, reputation or results of operations. For more information regarding silica-related litigation, see Part I, Item 1A “Risk Factors—Risks Related to Our Business—Silica-related health issues and litigation could have a material adverse effect on our business, reputation or results of operations.”

ITEM 4.	MINE SAFETY DISCLOSURES
Safety is one of our core values and we strive for excellence in the achievement of a workplace free of injuries and occupational illnesses. Our health and safety leadership team has developed comprehensive safety policies and standards, which include detailed standards and procedures for safe production, addressing topics such as employee training, risk management, workplace inspection, emergency response, accident investigation and program auditing. We place special emphasis on the importance of continuous improvement in occupational health, personal injury avoidance and prevention, emergency preparedness, and property damage elimination. In addition to strong leadership and involvement from all levels of the organization, these programs and procedures form the cornerstone of our safety initiatives, ensuring that employees are provided a safe and healthy environment and are intended as a means to reduce workplace accidents, incidents and losses, comply with all mining-related regulations and provide support for both regulators and the industry to improve mine safety. While we want to have productive operations in full regulatory compliance, we know it is equally essential that we motivate and train our people to think, practice and feel a personal responsibility for health and safety on and off the job.

All of our production facilities, with the exception of our resin-coated sand facility, are classified as mines and are subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Following passage of The Mine Improvement and New Emergency Response Act of 2006, MSHA significantly increased the numbers of citations and orders charged against mining operations. The dollar penalties assessed for citations issued has also increased in recent years. Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Annual Report filed on Form 10-K.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Shares of our common stock, traded under the symbol “SLCA,” have been publicly traded since February 1, 2012, when our common stock was listed and began trading on the NYSE.
The following table sets forth for the indicated periods, the high and low sales prices, per share, for our common stock on the NYSE:

	Sales Price
	High	Low
Fiscal 2016
First Quarter	$22.72	$14.96
Second Quarter	$35.60	$22.14
Third Quarter	$46.56	$32.73
Fourth Quarter	$58.24	$42.47
Fiscal 2015
First Quarter	$35.61	$23.71
Second Quarter	$39.07	$28.43
Third Quarter	$27.75	$13.59
Fourth Quarter	$21.99	$13.78
Holders of Record
On February 21, 2017, there were 81,061,840 shares of our common stock outstanding, which were held by approximately 78 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. For additional information related to ownership of our stock by certain beneficial owners and management, refer to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
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
In 2015 and 2016, we declared dividends as follows:

Declaration date	Dividends per common share
February 12, 2015	$0.125
May 8, 2015	$0.125
July 24, 2015	$0.125
November 9, 2015	$0.0625
February 22, 2016	$0.0625
May 5, 2016	$0.0625
July 21, 2016	$0.0625
November 3, 2016	$0.0625

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
From time to time, we repurchase our common stock in the open market pursuant to programs approved by the Board. We may repurchase our common stock for a variety of reasons, such as to offset dilution related to equity-based incentives and to optimize our capital structure.
In June 2012, the Board authorized us to repurchase up to $25 million of our common stock for a period of 18 months. In December 2014, the Board authorized an increase in the Company's share repurchase program from $25 million to up to $50 million. As of December 31, 2016, the board has extended this authorization through December 11, 2017. We are authorized to repurchase, from time to time, shares of our outstanding common stock on the open market or in privately negotiated transactions. Stock repurchases will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any additional amount of our common stock under the program. We intend to make all repurchases in compliance with applicable regulatory guidelines and to administer the plan in accordance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. As part of the program, as of December 31, 2016, we have repurchased 706,093 shares of our common stock at an average price of $23.83 and are authorized to repurchase up to an additional $33.2 million of our common stock.
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
The following table presents the total number of shares of our common stock that we purchased during the fourth quarter of 2016, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period pursuant to our June 2012 share repurchase program:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 2016	—	(2)	$—	—
November 2016	13,484	(2)	$44.95	—
December 2016	—	(2)	$—	—
Total	13,484		$44.95	—	$33,173,725

(1)
A program covering the repurchase of up to $25 million of our common stock was initially announced in June 2012 and was increased to $50 million in December 2014. This program expires on December 11, 2017.

(2)	Represents shares withheld by U.S. Silica to pay taxes due upon the vesting of employee restricted stock and restricted stock units.

Securities Authorized for Issuance under Equity Compensation Plans
The table below contains information about securities authorized for issuance under our Amended and Restated 2011 Incentive Compensation Plan (the “2011 Plan”) as of December 31, 2016. The features of the 2011 Plan are disclosed further in Note N - Equity-based Compensation to our consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) (C)
Equity compensation plans approved by security holders	952,693	$27.99	4,437,767
Equity compensation plans not approved by security holders	—	—	—
Total	952,693	27.99	4,437,767

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
The graph below compares the cumulative total shareholder return on our common stock to the cumulative total return on the Russell 3000 index, the Standard and Poor’s SmallCap 600 Energy Sector index and the Standard and Poor's SmallCap 600 GICS Oil & Gas Equipment & Services Sub-Industry index, assuming $100 was invested on January 31, 2012, the first day our stock traded on the NYSE, and the reinvestment of all dividends. We have elected to add the Standard and Poor’s SmallCap 600 Energy Sector index this year because this index is used in relative total shareholder return performance share units that we have granted to employees.

ITEM 6.	SELECTED FINANCIAL DATA
The following table and discussion sets forth our consolidated statement of operations data for the periods presented. The results of operations by segment are discussed in further detail following this combined overview.

	Year Ended December 31,
	2016(6)	2015	2014(3)	2013	2012(2)
	(amounts in thousands, excluding per share and per ton figures)
Statement of Operations Data:
Sales	$559,625	$642,989	$876,741	$545,985	$441,921
Operating income (loss)	(53,531)	26,672	176,167	111,241	118,988
Income (loss) before income taxes	(77,745)	117	158,723	96,017	109,805
Net income (loss)	(41,056)	11,868	121,540	75,256	79,154
Earnings (loss) per share - basic	$(0.63)	$0.22	$2.26	$1.42	$1.50
Earnings (loss) per share - diluted	$(0.63)	$0.22	$2.24	$1.41	$1.50
Cash dividends declared per common share	$0.25	$0.44	$0.50	$0.38	$0.50
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$381	$61,492	$171,411	$46,451	$100,950
Investing activities	(201,657)	49	(190,906)	(135,113)	(104,461)
Financing activities	$635,424	$(47,530)	$208,964	$105,896	$5,334
Other Financial Data:
Capital expenditures	$46,450	$53,646	$92,609	$60,470	$105,719
Operating Data:
Total tons sold	9,875	10,025	10,927	8,161	7,170
Average selling price (per ton)	$56.67	$64.14	$80.24	$66.90	$61.63
Segment cost of goods sold (per ton)(1)	47.51	48.27	51.20	42.04	34.62
Oil & Gas Proppants:
Sales	362,550	430,435	662,770	347,439	243,765
Segment contribution margin	11,445	88,928	256,137	145,916	140,070
Industrial & Specialty Products:
Sales	197,075	212,554	213,971	198,546	198,156
Segment contribution margin	$78,988	$70,137	$61,102	$56,983	$53,601
Balance Sheet Data:
Cash, cash equivalents and short-term investments (4)	$711,225	$298,926	$338,209	$148,577	$55,632
Total assets (4)(5)	2,073,220	1,108,619	1,226,727	853,547	679,309
Total long-term debt, including current portion (5)	494,175	491,705	495,086	366,196	253,314
Total liabilities (4)(5)	799,930	724,452	822,911	544,253	447,615
Total stockholders’ equity	$1,273,290	$384,167	$403,816	$309,294	$231,694

(1)	Segment cost of goods sold (per ton) equals segment cost of goods sold, divided by total tons sold.

(2)	2012 financial data above includes the impact of our initial public offering ("IPO"), including proceeds received and additional charges incurred.

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

(4)
In 2015, we changed the presentation of book overdraft from being classified as a liability to a reduction to our cash and cash equivalents. 2014, 2013 and 2012 cash and cash equivalents amounts presented are recasted to reflect this change. See Note B - Summary of Significant Accounting Policies to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more information.

(5)
2014, 2013, and 2012 amounts include the reclassification of deferred debt issuance costs related to the adoption of ASU 2015-03. See Note B - Summary of Significant Accounting Policies to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more information.

(6)
We acquired NBI and Sandbox on August 16, 2016 and August 22, 2016, respectively, and included NBI's and Sandbox's financial position and results of operations in our 2016 financial information above. As a result, our 2016 financial information may not be comparable to prior years. See Note D - Business Combinations to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more information related to this acquisition.

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
Overview
We are one of the largest domestic producers of commercial silica, a specialized mineral that is a critical input into a variety of attractive end markets. During our 116 year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 240 products to customers across these markets. As of December 31, 2016, we operate 18 production facilities across the United States and control 467 million tons of reserves of commercial silica, which can be processed to make 226 million tons of finished products that meet American Petroleum Institute (API) frac sand specifications. Our operations are organized into two segments based on end markets served: (1) Oil & Gas Proppants and (2) Industrial & Specialty Products. Our segments are complementary because our ability to sell to a wide range of customers across end markets allows us to maximize recovery rates in our mining operations, optimize our asset utilization and reduce the cyclicality of our earnings.
Acquisitions
On August 16, 2016, we completed the acquisition of New Birmingham, Inc. (“NBI”), the ultimate parent company of NBR Sand, LLC (“NBR”), a regional sand producer located near Tyler, Texas. The acquisition of NBI increased our regional frac sand product offering in our Oil & Gas Proppants segment.
On August 22, 2016, we completed our acquisition of Sandbox Enterprises, LLC ("Sandbox" or the “Sandbox Acquisition”) as a “last mile” logistics solution for frac sand in the oil and gas industry. See accompanying Note D - Business Combinations to our Consolidated Financial Statements in Part 2, Item 8 of this Annual Report on Form 10-K for pro forma results and other details regarding these acquisitions.

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
However, declines in oil prices beginning in 2015 have reduced oil and gas drilling and completion activity in North America. As of December 31, 2016, the U.S. land rig count had fallen over 66% from its peak in 2014. Demand for frac sand fell in conjunction with the rig count and activity levels, partially offset by higher proppant per well to optimize recovery and production rates. Frac sand pricing remained under pressure during the first nine months of 2016. The table below summarizes some revenue metrics of our Oil & Gas Proppants segment for the three months ended December 31, 2016, September 30, 2016, June 30, 2016, and March 31, 2016. During the three months ended June 30, 2016 and March 31, 2016 both tons sold and average selling price decreased sequentially due to reduced demand from our customers. During the three months ended December 31, 2016 and September 30, 2016, both tons sold and average selling price per ton increased. Leading indicators suggest a stabilization or even an increase in North American oil and gas drilling and completion activity in the near future.

Dollars in thousands except per ton data	Quarter ended				Percentage change for quarter ended
	December 31,	September 30,	June 30,	March 31,	December 31, 2016 vs. September 30, 2016	September 30, 2016 vs. June 30, 2016	June 30, 2016 vs. March 31, 2016
Oil & Gas Proppants	2016	2016	2016	2016
Sales	$136,977	$86,782	$64,926	$73,865	58%	34%	(12)%
Tons Sold	2,081	1,617	1,333	1,411	29%	21%	(6)%
Average Selling Price per Ton	$65.82	$53.67	$48.71	$52.35	23%	10%	(7)%

However, if the recovery in oil and gas drilling and completion activity does not continue, demand for frac sand may decline, which could result in us selling fewer tons, selling tons at lower prices, or both. If we sell less frac sand, or sell frac sand at lower prices, our revenue, net income, cash generated from operating activities, and liquidity would be adversely affected. We could evaluate further actions to reduce cost and improve liquidity. For instance, depending on market conditions, we may implement additional cost improvement projects or further reduce our capital spending for 2017 and beyond and may delay or cancel capital projects.
Additionally, due to impacts of reduced demand for our frac sand, we have engaged in ongoing discussions with our take-or-pay supply agreement customers regarding pricing and volume requirements under our existing contracts. In certain circumstances we have provided contract customers with temporary reductions to contract pricing in exchange for additional term and/or volume in order to preserve the value of these agreements. We may deliver sand at prices or at volumes below the requirements in our existing take-or-pay supply agreements. We expect these circumstances may continue into 2017. For a discussion of customer credit risk, see the Credit Risk section in Part II, Item 7A of this Annual Report on Form 10-K.
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
How We Generate Our Sales
We derive our sales primarily by mining and processing minerals that our customers purchase for various uses. Our sales are primarily a function of the price per ton and the number of tons sold. The price invoiced reflects product, transportation and additional services as applicable, such as storage and transloading the product from railcars to trucks for delivery to the customer site. We invoice the majority of our customers on a per shipment basis, although for some larger customers, we consolidate invoices weekly or monthly. Our ten largest customers accounted for approximately 52% of total sales during the year ended December 31, 2016. Sales to our largest customer, Halliburton Company, accounted for 13% of our total revenues during the year ended December 31, 2016. No other customer accounted for 10% or more of our total revenues.
We primarily sell our products under short-term price agreements or at prevailing market rates. For a number of customers, we sell under long-term, competitively-bid contracts. As of December 31, 2016, we have seven take-or-pay supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2017 and 2019. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge and that our customers will pay for each product. Prices under these agreements are generally fixed and subject to upward adjustment in response to certain cost increases. Additionally, at the time the take-or-pay supply agreements were signed, some customers provided advance payments for future shipments. A percentage of these advance payments is recognized as revenue with each ton of applicable product shipped to the customer. Collectively, sales to customers with take-or-pay supply agreements accounted for 22% and 31% of our total company revenue during the years ended December 31, 2016 and 2015, respectively. Although sales under take-or-pay supply agreements may result in us realizing lower margins than we otherwise might during periods of high market prices, we believe such lower margins are offset by the benefits derived from the product mix and sales volume stability afforded by such supply agreements, which helps us lower market risk arising from adverse changes in spot prices and market conditions. Additionally, selling more tons under supply contracts also enables us to be more efficient from a production, supply chain and logistics standpoint. As discussed in Part I, Item 1A, Risk Factors—"A large portion of our sales is generated by our top customers, and the loss of, or significant reduction in, purchases by our largest customers could adversely affect our operations,” these customers may not continue to purchase the same levels of product in the future due to a variety of reasons, contract requirements notwithstanding.
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
The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA.

	Year Ended December 31,
	2016	2015	2014
	(amount in thousands)
Net income (loss)	$(41,056)	$11,868	$121,540
Total interest expense, net of interest income	25,779	26,578	17,868
Provision for taxes	(36,689)	(11,751)	37,183
Total depreciation, depletion and amortization expenses	68,134	58,474	45,019
EBITDA	16,168	85,169	221,610
Loss on early extinguishment of debt	—	—	—
Non-cash incentive compensation (1)	12,107	3,857	7,487
Post-employment expenses (excluding service costs) (2)	1,040	3,335	1,730
Business development related expenses (3)	8,206	10,701	11,450
Other adjustments allowable under our existing credit agreements (4)	2,033	6,446	3,936
Adjusted EBITDA	$39,554	$109,508	$246,213

(1)	Reflects equity-based compensation expense.
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

(4)
Reflects miscellaneous adjustments permitted under our existing credit agreement, including such items as restructuring costs for actions that will provide future cost savings. Restructuring costs were $3.5 million and $4.8 million, respectively, for the years ended December 31, 2016 and 2015. The year ended December 31, 2016 amount includes a gain on insurance settlement of $1.5 million.

Results of Operations
Sales

	For the Years Ended December 31,			Percent Change
	2016	2015	2014	’16 vs. ‘15	’15 vs. ‘14
	(amounts in thousands, except per ton data)
Sales:
Oil & Gas Proppants	$362,550	$430,435	$662,770	(16)%	(35)%
Industrial & Specialty Products	197,075	212,554	213,971	(7)%	(1)%
Total Sales	$559,625	$642,989	$876,741	(13)%	(27)%
Tons:
Oil & Gas Proppants	6,442	6,082	6,736	6%	(10)%
Industrial & Specialty Products	3,433	3,943	4,192	(13)%	(6)%
Total Tons	$9,875	10,025	10,928	(1)%	(8)%
Average Selling Price per Ton:
Oil & Gas Proppants	$56.28	$70.77	$98.39	(20)%	(28)%
Industrial & Specialty Products	$57.41	$53.91	$51.04	6%	6%
Overall Average Selling Price per Ton	$56.67	$64.14	$80.24	(12)%	(20)%
2016 vs. 2015
Total sales decreased 13% for the year ended December 31, 2016 compared to 2015, driven by a 12% decrease in overall average selling price and an 1% decrease in total tons sold. Tons sold in-basin represented 41% and 36% of total tons sold for the year ended December 31, 2016 and 2015, respectively. The decrease in total sales was driven by decreases in sales for both segments.
The decrease in Oil & Gas Proppants sales was due to a 20% decrease in average selling price partially offset by a 6% increase in tons sold for the year ended December 31, 2016 compared to 2015. The increase in tons sold was driven by sales from our newly acquired businesses and our market share gain efforts, which were partially offset by decrease in market demand. Average selling price decreased as a result of the the decrease in frac sand demand.
Industrial & Specialty Products sales decreased by 7% for the year ended December 31, 2016 compared to 2015. Tons sold decreased 13%, driven by our strategic shift among customers and products. Average selling price increased 6%, which was primarily a result of new higher-margin product sales and price increases.
2015 vs. 2014
Total sales decreased 27% for the year ended December 31, 2015 compared to 2014, driven by an 8% decrease in total tons sold and a 20% decrease in overall average selling price. Tons sold in-basin represented 36% and 41% of total tons sold for the year ended December 31, 2015 and 2014, respectively.
The decrease in total sales was primarily driven by Oil & Gas Proppants sales, which decreased 35%. Oil & Gas Proppants tons sold for the year ended December 31, 2015 decreased 10% and average selling price decreased 28%. These decreases were mainly driven by a year over year decrease in demand for our frac sand from customers due to reduced drilling and completion activity.
Industrial & Specialty Products sales decreased by 1% for the year ended December 31, 2015 compared to 2014. Tons sold decreased 6% driven by our strategic shift amount customers and products. Average selling price increased 6%, which was primarily a result of new higher-margin product sales and price increases.

Cost of Goods Sold
2016 vs. 2015
Cost of goods sold decreased $17.8 million, or 4%, to $477.3 million for the year ended December 31, 2016 compared to $495.1 million for the year ended December 31, 2015. The decrease was mainly a result of fewer tons sold. As a percentage of sales, costs of goods sold increased to 85% for the year ended December 31, 2016 compared to 77% for the same period in 2015. These changes result from the main components of cost of goods sold as discussed below.
We incurred $249.7 million and $258.1 million of transportation and related costs for the year ended December 31, 2016 and 2015, respectively. These costs remained relatively flat due to our transportation and logistics cost improvement efforts, which were mostly offset by incremental costs related to NBI and Sandbox operations. As a percentage of sales, transportation and related costs increased to 45% for the year ended December 31, 2016 compared to 40% in 2015 primarily due to a decrease in average selling price.
We incurred $83.2 million and $80.1 million of operating labor costs for the year ended December 31, 2016 and 2015, respectively. The $3.1 million increase in labor costs incurred was primarily due to incremental costs related to NBI and Sandbox operations, partially offset by fewer tons sold and the impact of our restructuring efforts. As a percentage of sales, operating labor costs represented 15% for the year ended December 31, 2016 compared to 12% in 2015.
We incurred $26.7 million and $28.0 million of electricity and drying fuel (principally natural gas) costs for the year ended December 31, 2016 and 2015, respectively. The decrease in electricity and drying fuel costs incurred was mainly driven by fewer tons sold and strategic shift among products. As a percentage of sales, electricity and drying fuel costs represented 5% and 4% for the years ended December 31, 2016 and 2015, respectively.
We incurred $34.3 million and $37.6 million of maintenance and repair costs for the years ended December 31, 2016 and 2015, respectively. The decrease was a result of our cost improvement efforts and fewer tons sold. As a percentage of sales, maintenance and repair costs remained flat at 6% for the year ended December 31, 2016 compared to 2015.
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
We incurred $28.0 million and $32.8 million of electricity and drying fuel (principally natural gas) costs for the years ended December 31, 2015 and 2014, respectively. The decrease in electricity and drying fuel costs incurred was mainly driven by fewer tons sold and lower natural gas prices. As a percentage of sales, electricity and drying fuel costs remained flat at 4% for the year ended December 31, 2015 compared to 2014.
Maintenance and repair costs remained relatively flat at $37.6 million for the year ended December 31, 2015 compared to $37.4 million for the year ended December 31, 2014. This was a result of the addition of our Voca, Texas and Utica, Illinois facilities, mostly offset by the impact of lower production volume and scheduled maintenance. As a percentage of sales, maintenance and repair costs increased to 6% for the year ended December 31, 2015 compared to 4% for the same period in 2014.

Segment Contribution Margin
2016 vs. 2015
Oil & Gas Proppants contribution margin decreased by $77.5 million, or 87%, to $11.4 million for the year ended December 31, 2016 compared to $88.9 million for the year ended December 31, 2015, driven by a $67.9 million decrease in segment revenue driven by a decrease in pricing and $9.6 million increase in segment cost of goods sold due to more tons sold.
Industrial & Specialty Products contribution margin increased by $8.9 million, or 13%, to $79.0 million for the year ended December 31, 2016 compared to $70.1 million for the year ended December 31, 2015, primarily driven by increased higher-margin products sales as a percentage of total sales.
2015 vs. 2014
Oil & Gas Proppants contribution margin decreased by $167.2 million or 65%, to $88.9 million for the year ended December 31, 2015 compared to $256.1 million for the year ended December 31, 2014, driven by a $232.3 million decrease in segment revenue, partially offset by lower segment cost of goods sold mainly due to fewer tons sold.
Industrial & Specialty Products contribution margin increased by $9.0 million, or 15%, to $70.1 million for the year ended December 31, 2015 compared to $61.1 million for the year ended December 31, 2014, mainly driven by increased higher-margin products sales as a percentage of total sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $4.9 million, or 8%, to $67.7 million for the year ended December 31, 2016 compared to $62.8 million for the year ended December 31, 2015. The increase was due to the following factors:

•
Compensation related expense increased by $11.2 million for the year ended December 31, 2016 compared to 2015, primarily due to increased equity-based compensation and incremental compensation expense related to NBI and Sandbox employees.

•
Bad debt expense decreased by $0.9 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, mainly due to a 13% decrease in sales and a recovery of a previously reserved receivable.

•
Business development related expense decreased by $2.5 million to $8.2 million for the year ended December 31, 2016 compared to $10.7 million for the year ended December 31, 2015, primarily due to a $6.5 million settlement of an unfavorable arbitration ruling during the year ended December 31, 2015 partially offset by our NBI and Sandbox acquisition-related costs during the year ended December 31, 2016.

In total, our selling, general and administrative costs represented approximately 12% and 10% of our sales for the years ended December 31, 2016 and 2015, respectively.
Selling, general and administrative expenses decreased by $26.2 million, or 29%, to $62.8 million for the year ended December 31, 2015 compared to $89.0 million for the year ended December 31, 2014. The decrease was due to the following factors:

•	Compensation-related expense decreased by $13.0 million for the year ended December 31, 2015 compared to 2014, primarily due to reduced incentive compensation and lower employee headcount.

•
Bad debt expense decreased by $10.5 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, mainly due to a 27% decrease in sales and a recovery of a previously reserved receivable.

•
Business development-related expense decreased by $0.8 million to $10.7 million for the year ended December 31, 2015, compared to $11.5 million for the year ended December 31, 2014, primarily due to expense related to the Cadre acquisition in 2014.

In total, our selling, general and administrative costs represented approximately 10% of our sales for both years ended December 31, 2015 and 2014.

Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense increased by $9.6 million, or 17%, to $68.1 million for the year ended December 31, 2016 compared to $58.5 million for the year ended December 31, 2015. This increase was driven by incremental expense related to assets acquired in connection with the NBI and Sandbox acquisitions as well as other capital spending. Depreciation, depletion and amortization costs represented approximately 12% and 9% of our sales for the years ended December 31, 2016 and 2015, respectively.
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
Operating Income (loss)
Operating income decreased by $80.2 million, or 301%, to a $53.5 million operating loss for the year ended December 31, 2016 compared to $26.7 million for the year ended December 31, 2015. The decrease was due to a 13% decrease in sales, a 17% increase in depreciation, depletion and amortization expense and an 8% increase in selling, general and administrative expense partially offset by a 4% decrease in cost of goods sold.
Operating income decreased by $149.5 million, or 85% to $26.7 million for the year ended December 31, 2015 compared to $176.2 million for the year ended December 31, 2014. The decrease was due to a 27% decrease in sales and a 30% increase in depreciation, depletion and amortization expense, partially offset by a 13% decrease in cost of goods sold and a 29% decrease in selling, general, and administrative expense.
Interest Expense
Interest expense increased by $0.7 million, or 3%, to $28.0 million for the year ended December 31, 2016 compared to $27.3 million for the year ended December 31, 2015, primarily driven by additional long-term liabilities assumed in connection with our NBI and Sandbox acquisitions.
Interest expense increased by $9.1 million, or 50%, to $27.3 million for the year ended December 31, 2015 compared to $18.2 million for the year ended December 31, 2014, mainly driven by an increase in debt principal and interest expense on deferred revenue.
Provision for Income Taxes
The provision for income taxes decreased $24.9 million, or 212%, to a $36.7 million income tax benefit for the year ended December 31, 2016, compared to a $11.8 million income tax benefit for the year ended December 31, 2015. The decreases were driven by a decreased pre-tax book income and the impact of favorable permanent tax differences including the adoption of ASU 2016-09. For more information related to ASU 2016-09, see Note B - Summary of Significant Accounting Policies in Part II, Item 8 to this Annual Report on Form 10-K.
The provision for income taxes decreased $49.0 million, or 132%, to a $11.8 million income tax benefit for the year ended December 31, 2015, compared to a tax expense of $37.2 million for the year ended December 31, 2014. The decreases were driven by a decreased pre-tax book income and the impact of favorable permanent tax differences.
Historically, our actual effective tax rates have been lower than the statutory effective rate primarily due to the benefit received from statutory depletion allowances. The deduction for statutory depletion does not necessarily change proportionately to changes in income before income taxes.
Net Income (loss)
Net income (loss) was ($41.1 million), $11.9 million and $121.5 million for the years ended December 31, 2016, 2015 and 2014. The year over year fluctuations were due to the factors noted above.

Liquidity and Capital Resources
Overview
Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to return cash to our stockholders, and to finance acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through cash on hand or borrowings under our credit facilities and equity issuances. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. In March 2016, we completed a public offering of 10,000,000 shares of our common stock for total cash net proceeds of $186.2 million. In November 2016, we executed another offering of 10,350,000 shares of common stock raising net cash proceeds of $467.0 million. As of December 31, 2016, our working capital was $783.0 million and we had $46.0 million of availability under the Revolver.
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
Cash Flow Analysis
A summary of operating, investing and financing activities (in thousands) is shown in the following table:

	As of December 31,			Percent Change
	2016	2015	2014	’16 vs. ‘15	’15 vs. ‘14
Net cash provided by (used in):
Operating activities	$381	$61,492	$171,411	(99)%	(64)%
Investing activities	(201,657)	49	(190,906)	(411,645)%	(100)%
Financing activities	635,424	(47,530)	208,964	(1,437)%	(123)%
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
Net cash provided by operating activities was $0.4 million for the year ended December 31, 2016 compared to $61.5 million for the year ended December 31, 2015. This $61.1 million decrease in cash provided by operations was primarily the result of a $52.9 million decrease in net income and the impact of the other components of operating activities.
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
Net cash used by investing activities was $201.7 million in the year ended December 31, 2016. This was due to $176.7 million of cash consideration that was paid for our NBI and Sandbox acquisitions and capital expenditures of $46.5 million, offset by $21.9 million in proceeds from sales and maturities of short-term investments. Capital expenditures in 2016 were made primarily for a purchase of reserves adjacent to our Ottawa, Illinois facility, engineering, procurement and construction of our growth projects and other maintenance and cost improvement capital projects.
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
Net cash used in investing activities was $190.9 million in the year ended December 31, 2014. This use of cash was due to capital expenditures, which totaled $92.6 million, as well as $98.3 million used for the purchase of Cadre, and other Capital expenditures for the engineering, procurement and construction of our Greenfield raw sand plants near Utica, Illinois, and Fairchild, Wisconsin, our new transload facility in Odessa, Texas, our expansion project at our Pacific, Missouri facility and other maintenance capital projects.
Subject to our continuing evaluation of market conditions, we anticipate that our capital expenditures in 2017 will be in the range of $125 million to $150 million, which is primarily associated with growth, maintenance and cost improvement capital projects. We expect to fund our capital expenditures through cash on our balance sheet, cash generated from our operations and cash generated from financing activities.
Net Cash Used In/Provided by Financing Activities
Financing activities consist primarily of equity issuances, capital contributions, dividend payments, borrowings and repayments related to the Revolver, Term Loan, as well as fees and expenses paid in connection with our credit facilities and advance payments from our customers and capital leases.
Net cash provided by financing activities was $635.4 million for the year ended December 31, 2016, driven by $678.8 million of cash received from common stock issuances and $4.8 million of proceeds from options exercised, both of which were partially offset by $25.7 million of common stock issuances costs, $15.1 million of dividends paid, $5.2 million of long-term debt payments and $1.6 million of tax payments related to shares withheld for vested restricted stock.
Net cash used in financing activities was $47.5 million in the year ended December 31, 2015, driven by $26.8 million in dividend payments, $15.3 million in common stock repurchases and $5.1 million in debt payments.
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
Credit Facilities
See Note I - Debt and Capital Leases to our Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for information related to our credit facilities.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
As of December 31, 2016, the total of our future contractual cash commitments, including the repayment of our debt obligations under the Term Loan, is summarized as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(amounts in thousands)
Principal payments on long-term debt (1)	$494,175	$5,100	$10,200	$478,875	$—
Estimated interest payments on long-term debt	71,559	20,349	40,067	11,143	—
Minimum payments on customer note payable	2,500	500	1,000	1,000	—
Minimum payments on note payable secured by royalty interest	28,000	1,750	3,500	3,500	19,250
Retirement plans	58,290	3,664	8,641	9,291	36,694
Capital lease obligations	3,037	2,315	722	—	—
Operating leases	381,420	55,525	119,392	91,598	114,905
Minimum purchase obligations(2)	83,086	20,739	36,922	12,625	12,800
Other long-term liabilities(3)	1,401	208	400	271	522
Total Contractual Cash Obligations(4)	$1,123,468	$110,150	$220,844	$608,303	$184,171

(1)	Excludes the unamortized debt issuance costs and original issue discount.

(2)
Includes estimated future minimum purchase obligation related to transload service agreements and transportation service agreements. As of December 31, 2016, we accrued $2.1 million in shortfall fees under these service agreements.

(3)	Includes estimated future minimum royalty payments provided for under our mineral leases.

(4)
The above table excludes discounted asset retirement obligations in the amount of $11.2 million at December 31, 2016, the majority of which have a settlement date beyond 2025, as well as indemnification for surety bonds issued on our behalf discussed in Note R - Obligations Under Guarantees to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Environmental Matters
We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. As of December 31, 2016, we had $11.2 million accrued for future reclamation costs, as compared to $12.3 million as of December 31, 2015.
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
Impairment of Long-Lived Assets
We periodically evaluate whether current events or circumstances indicate that the carrying value of our long-lived assets, including property, plant and mine development, goodwill, trade names, intellectual property and customer relationships, to be held and used may not be recoverable. An estimate of future cash flows may be produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. A detailed determination of the fair value may be carried forward from one year to the next if certain criteria have been met. We report an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.
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
Equity-Based Compensation Expense
We recognize equity-based compensation expense in our consolidated statements of income using a fair value based method. Stock option fair value methods use a valuation model for shorter-term, market-traded financial instruments to theoretically value stock option grants even though they are not available for trading and are of longer duration. The Black-Scholes option-pricing model that we use includes the input of certain variables that are dependent on future expectations, including the expected lives of our options from grant date to exercise date, the volatility of our underlying common shares in the market over that time period, and the rate of dividends that we will pay during that time. Our estimates of these variables are made for the purpose of using the valuation model to determine an expense for each reporting period and are not subsequently adjusted. We recognize expense related to the estimated vesting of our performance share units granted. The estimated vesting of the performance share units is principally based on the probability of achieving certain financial performance levels during the vesting periods. For performance share units, the vesting of which is subject to market conditions, a binomial-lattice model (i.e., Monte Carlo simulation model) is used to fair value these awards at grant date. Unlike most of our expenses, the resulting equity-based compensation expense's impact on earnings is a non-cash charge that is never measured by, or adjusted based on, a cash outflow.

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
Recent Accounting Pronouncements
New accounting guidance that we have recently adopted, as well as accounting guidance that has been recently issued but not yet adopted by us, are included in Note B - Summary of Significant Accounting Policies to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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
Interest Rate Risk
We are exposed to interest rate risk arising from adverse changes in interest rates. As of December 31, 2016, we have $494.2 million of debt outstanding under our senior credit facility. Assuming no change in the amount outstanding, and LIBOR is greater than the 1.0% minimum base rate on the senior secured term loan facility, a hypothetical increase or decrease in interest rates by 1.0% would have changed our interest expense by $4.9 million, $3.0 million and $1.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.
We use interest rate derivatives in the normal course of our business to manage both our interest cost and the risks associated with changing interest rates. We do not use derivatives for trading or speculative purposes. The following table summarizes the fair value of our derivative instruments (in thousands, except contract/notional amount) at December 31, 2016 and 2015:

		December 31, 2016					December 31, 2015
	Maturity Date	Contract/Notional Amount		Carrying Amount	Fair Value	Maturity Date	Contract/Notional Amount		Carrying Amount	Fair Value
Interest rate cap agreement(1)	2019	$249	million	$72	$72	2016	$252	million	$—	$—

(1)	Agreements limit the LIBOR floating interest rate base to 4%.
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
The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:
U.S. SILICA HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
U.S. Silica Holdings, Inc.
We have audited the accompanying consolidated balance sheets of U.S. Silica Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Silica Holdings, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2017 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Baltimore, Maryland
February 23, 2017

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$711,225	$277,077
Short-term investments	—	21,849
Accounts receivable, net	89,006	58,706
Inventories, net	78,709	65,004
Prepaid expenses and other current assets	12,323	9,921
Income tax deposits	1,682	6,583
Total current assets	892,945	439,140
Property, plant and mine development, net	783,313	561,196
Goodwill	240,975	68,647
Trade names	32,318	14,474
Intellectual property	57,270	—
Customer relationships, net	50,890	6,453
Other assets	15,509	18,709
Total assets	$2,073,220	$1,108,619
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$70,778	$49,631
Dividends payable	5,221	3,453
Accrued liabilities	13,034	11,708
Accrued interest	169	58
Current portion of long-term debt	4,821	3,330
Current portion of capital leases	2,237	—
Current portion of deferred revenue	13,700	15,738
Total current liabilities	109,960	83,918
Long-term debt	508,417	488,375
Liability for pension and other post-retirement benefits	56,746	55,893
Deferred revenue	58,090	59,676
Deferred income taxes, net	50,075	19,513
Obligations under capital lease	717	—
Other long-term obligations	15,925	17,077
Total liabilities	799,930	724,452
Stockholders’ Equity:
Preferred stock	—	—
Common stock	811	539
Additional paid-in capital	1,129,051	194,670
Retained earnings	163,173	220,974
Treasury stock, at cost	(3,869)	(15,845)
Accumulated other comprehensive loss	(15,876)	(16,171)
Total stockholders’ equity	1,273,290	384,167
Total liabilities and stockholders’ equity	$2,073,220	$1,108,619
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share amounts)
Sales	$559,625	$642,989	$876,741
Cost of goods sold (excluding depreciation, depletion and amortization)	477,295	495,066	566,584
Operating expenses
Selling, general and administrative	67,727	62,777	88,971
Depreciation, depletion and amortization	68,134	58,474	45,019
	135,861	121,251	133,990
Operating income (loss)	(53,531)	26,672	176,167
Other income (expense)
Interest expense	(27,972)	(27,283)	(18,202)
Other income, net, including interest income	3,758	728	758
	(24,214)	(26,555)	(17,444)
Income (loss) before income taxes	(77,745)	117	158,723
Income tax benefit (expense)	36,689	11,751	(37,183)
Net income (loss)	$(41,056)	$11,868	$121,540
Earnings (loss) per share:
Basic	$(0.63)	$0.22	$2.26
Diluted	$(0.63)	$0.22	$2.24
Weighted average shares outstanding:
Basic	65,037	53,344	53,719
Diluted	65,037	53,601	54,296
Dividends declared per share	$0.25	$0.44	$0.50
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net income	$(41,056)	$11,868	$121,540
Other comprehensive income:
Unrealized gain (loss) on derivatives (net of tax of $29, $34 and ($32) for 2016, 2015, and 2014, respectively)	49	53	(55)
Unrealized gain (loss) on investments (net of tax of ($4), $29 and ($8) for 2016, 2015, and 2014, respectively)	(6)	47	(14)
Pension and other post-retirement benefits liability adjustment (net of tax of $152, $2,469 and ($9,678) for 2016, 2015, and 2014, respectively)	252	3,547	(15,732)
Comprehensive income	$(40,761)	$15,515	$105,739
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total
	Common	Treasury	Paid-In	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
	(in thousands)
Balance at January 1, 2014	$534	$—	$174,799	$137,978	$(4,017)	$309,294
Net income	—	—	—	121,540	—	121,540
Unrealized loss on derivatives	—	—	—	—	(55)	(55)
Unrealized loss on short-term investments	—	—	—	—	(14)	(14)
Pension and post-retirement liability	—	—	—	—	(15,732)	(15,732)
Cash dividend declared ($0.500 per share)	—	—	—	(26,967)	—	(26,967)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	7,487	—	—	7,487
Excess tax benefit from equity compensation	—	—	3,813	—	—	3,813
Proceeds from options exercised	4	572	4,987	—	—	5,563
Shares withheld for employee taxes related to
vested restricted stock and stock units	1	(615)	—	—	—	(614)
Repurchase of common stock	—	(499)	—	—	—	(499)
Balance at December 31, 2014	539	(542)	191,086	232,551	(19,818)	403,816
Net income	—	—	—	11,868	—	11,868
Unrealized gain on derivatives	—	—	—	—	53	53
Unrealized gain on short-term investments	—	—	—	—	47	47
Pension and post-retirement liability	—	—	—	—	3,547	3,547
Cash dividend declared ($0.438 per share)	—	—	—	(23,445)	—	(23,445)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	3,857	—	—	3,857
Proceeds from options exercised	—	744	(271)	—	—	473
Shares withheld for employee taxes related to
vested restricted stock and stock units	—	(792)	(2)	—	—	(794)
Repurchase of common stock	—	(15,255)	—	—	—	(15,255)
Balance at December 31, 2015	539	(15,845)	194,670	220,974	(16,171)	384,167
Net loss	—	—	—	(41,056)	—	(41,056)
Issuance of common stock (stock offerings net of issuance costs of $25,732)	272	—	931,016	—	—	931,288
Unrealized gain on derivatives	—	—	—	—	49	49
Unrealized loss on short-term investments	—	—	—	—	(6)	(6)
Pension and post-retirement liability	—	—	—	—	252	252
Cash dividend declared ($0.25 per share)	—	—	—	(16,893)	—	(16,893)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	12,107	—	—	12,107
Excess tax benefit from equity-based compensation	—	—	—	148	—	148
Proceeds from options exercised	—	8,465	(3,640)	—	—	4,825
Issuance of restricted stock	—	1,437	(1,437)	—	—	—
Shares withheld for employee taxes related to
vested restricted stock and stock units	—	2,074	(3,665)	—	—	(1,591)
Balance at December 31, 2016	$811	$(3,869)	$1,129,051	$163,173	$(15,876)	$1,273,290
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Operating activities:
Net income (loss)	$(41,056)	$11,868	$121,540
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	68,134	58,474	45,019
Debt issuance amortization	1,392	1,401	912
Original issue discount amortization	378	382	272
Deferred income taxes	(36,903)	(10,473)	(2,442)
Loss on disposal of property, plant and equipment	563	383	222
Deferred revenue	(9,026)	(16,079)	(8,508)
Equity-based compensation	12,107	3,857	7,487
Excess tax benefit from equity-based compensation	—	—	(3,813)
Bad debt provision	(1,232)	(290)	10,200
Other	3,643	(5,257)	367
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(12,996)	62,465	(48,976)
Inventories	(10,211)	1,708	34
Prepaid expenses and other current assets	(509)	(708)	(2,158)
Income taxes	11,558	(5,837)	2,063
Accounts payable and accrued liabilities	13,121	(42,353)	51,357
Accrued interest	111	(2)	15
Liability for pension and other post-retirement benefits	1,307	1,953	(2,180)
Net cash provided by (used in) operating activities	381	61,492	171,411
Investing activities:
Capital expenditures	(46,450)	(53,646)	(92,609)
Capitalized intellectual property costs	(959)	—	—
Proceeds from sales and maturities of short-term investments	21,872	53,568	—
Acquisition of business, net of cash acquired	(176,617)	—	(98,317)
Proceeds from sale of property, plant and equipment	497	127	20
Net cash provided by (used in) investing activities	(201,657)	49	(190,906)
Financing activities:
Issuance of common stock	678,791	—	—
Common stock issuance costs	(25,732)	—	—
Dividends paid	(15,125)	(26,797)	(26,871)
Repurchase of common stock	—	(15,255)	(499)
Proceeds from options exercised	4,825	473	5,563
Excess tax benefit from equity-based compensation	—	—	3,813
Tax payments related to shares withheld for vested restricted stock and stock units	(1,591)	(794)	(614)
Advances from customers	—	—	100,000
Issuance of long-term debt	—	—	134,325
Repayment of long-term debt	(5,202)	(5,093)	(3,750)
Principal payments on capital lease obligations	(542)	—	(132)
Financing fees	—	(64)	(2,871)
Net cash provided by (used in) financing activities	635,424	(47,530)	208,964
Net increase in cash and cash equivalents	434,148	14,011	189,469
Cash and cash equivalents, beginning of period	277,077	263,066	73,597
Cash and cash equivalents, end of period	$711,225	$277,077	$263,066
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$21,994	$21,729	$15,920
Taxes	$(11,322)	$4,568	$37,637
Non-cash items:
Common stock issued in connection with acquisitions	$278,229	$—	$—
Capital lease obligations incurred to acquire assets	$165	$—	$—
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
On August 16, 2016, we completed the acquisition of New Birmingham, Inc. (“NBI”), the ultimate parent company of NBR Sand, LLC (“NBR”), a regional sand producer located near Tyler, Texas. On August 22, 2016, we completed the purchase of all of the outstanding units of membership interest of Sandbox Enterprises, LLC (“Sandbox”), a “last mile” transportation service provider in the oil and gas industry. See Note D - Business Combinations for more details for these two acquisitions.
NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The accompanying Consolidated Financial Statements (the “Financial Statements”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, all adjustments necessary for a fair presentation of the Financial Statements have been included. Such adjustments are of a normal, recurring nature. We have reclassified certain immaterial amounts in the prior years’ operating activities section section of the consolidated statement of cash flows to conform to the current year presentation.
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
Use of Estimates and Assumptions
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to purchase price allocation for businesses acquired; mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production amortization calculations; environmental, reclamation and closure obligations; estimates of recoverable minerals; estimates of allowance for doubtful accounts; estimates of fair value for certain reporting units and asset impairments (including impairments of goodwill and other long-lived assets); write-downs of inventory to net realizable value; equity-based compensation expense; post-employment, post-retirement and other employee benefit liabilities; valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments including derivative instruments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition
We derive most of our sales by mining and processing minerals that our customers purchase for various uses. Our sales are primarily a function of the price per ton and the number of tons sold. The amount invoiced reflects product, transportation and additional services as applicable, such as storage, transloading the product from railcars to trucks and last mile logistics to the customer site.
Revenue is recognized from a sale when persuasive evidence of an arrangement exists, the price is fixed and determinable, the product has been delivered, legal title has been transferred to the customer or services are completed and collection of the sale is reasonably assured. Amounts received from customers in advance of revenue recognition are deferred as liabilities.
We primarily sell our products under short-term price agreements or at prevailing market rates. For a limited number of customers, we sell under long-term, competitively-bid take-or-pay supply agreements. As of December 31, 2016, we had seven take-or-pay supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2017 and 2019. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge that our customers will pay for each product. Prices under these agreements are generally fixed and subject to upward adjustment in response to certain cost increases. Some of these existing agreements are under active negotiations regarding pricing and volume requirements, which may often occur in volatile market conditions. While these negotiations continue, we may deliver sand at prices or at volumes below the requirements in our existing take-or-pay supply agreements.
We invoice the majority of our clients on a per shipment basis, although for some larger customers, we consolidate invoices weekly or monthly. Standard terms are net 30 days, although extended terms are offered in competitive situations. Sales and other transaction taxes imposed by government entities are reported on a net basis.
Cash and Cash Equivalents
Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Cash and cash equivalents are invested primarily in money market securities held by financial institutions with high credit ratings. Accounts at each institution are insured by Federal Deposit Insurance Corporation. Cash balances at times may exceed federally-insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.
Checks we issued but have not cleared our bank accounts frequently result in book overdraft balances. In 2015, we changed the presentation of book overdraft from being classified as a liability to a reduction to our cash and cash equivalents. As a result of this change, the amount of cash and cash equivalents was reduced by the book overdraft amounts as of December 31, 2016, 2015 and 2014 was $3.2 million, $6.7 million and $4.2 million, respectively.
Accounts Receivable
The majority of our accounts receivable are due from companies in the oil and natural gas drilling, glass, building products, filler and extenders, foundries and other major industries. Our ten largest customers accounted for approximately 52%, 56%, and 57% of sales in the years ended December 31, 2016, 2015 and 2014, respectively. Sales to our largest customer, Halliburton Company, which is an Oil & Gas Proppants customer, accounted for 13% of our total revenues during the year ended December 31, 2016. No other customer accounted for 10% or more of our total revenues. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. Ongoing credit evaluations are performed. We write-off accounts receivable when they are deemed uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.
Inventories
Inventories include raw stockpiles and silica and other industrial sand available for shipment, as well as spare parts and supplies for routine facility maintenance. We value inventory at the lower of cost or net realizable value. Cost is determined

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

using the first-in, first-out and average cost methods. Costs of our raw stockpiles and silica and other industrial sand inventories include production costs and transportation and additional service costs as applicable.
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
In connection with our annual review of our reclamation obligations, we have determined that some of our estimates required revision due primarily to the additions of new plant and transload facilities and other changes in cost estimates and

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

settlement dates at various sites. These additions and changes in estimates resulted in an additional $(2.1) million and $0.2 million of asset retirement obligations in 2016 and 2015, respectively.
Our asset retirement obligations are reported in other long-term obligations. The changes in these obligations (in thousands) during the year ending December 31, 2016 and 2015 are as follows:

	2016	2015
Beginning balance	$12,254	$11,283
Accretion	979	812
Additions and revisions of prior estimates	(2,074)	159
Ending balance	$11,159	$12,254
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
Goodwill and Other Intangible Assets and Related Impairment
Our intangible assets consist of goodwill, which is not being amortized, indefinite lived intangibles, which consist of certain trade names that are not subject to amortization, intellectual property and customer relationships.
Intellectual property was acquired in connection with our Sandbox acquisition and mainly consists of patents and technology. It is amortized on a straight-line basis over an average useful life of 15 years. As of December 31, 2016, the gross carrying amount of the intellectual property intangible asset was $58.7 million with accumulated amortization of $1.4 million. During the year ended December 31, 2016, we capitalized $0.9 million in legal costs and patent filing costs. As of December 31, 2016, the remaining useful life was 14.6 years. The estimated annual amortization in each of the next five years is $3.8 million. Amortization expense for intellectual property was $1.4 million for the year ended December 31, 2016.
Customer relationships are amortized on a straight-line basis over their useful life of 20, 15 or 13 years. We acquired additional customer relationships in connection with our NBI and Sandbox acquisitions during the year ended December 31, 2016. As of December 31, 2016, the gross carrying amount of the customer relationships intangible asset was $55.7 million with accumulated amortization of $4.8 million. As of December 31, 2016, the weighted average remaining useful life of our customer relationships was 13.0 years. The estimated annual amortization in each of the next five years is $4.0 million. Amortization expense was $1.8 million, $0.5 million and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Goodwill represents the excess of purchase price over the fair value of net assets from business acquisitions. Goodwill and trade names are reviewed for impairment annually as of October 31 or more frequently whenever events or circumstances change that would more likely than not reduce the fair value of those assets. Prior to conducting a formal impairment test, we have an option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If the qualitative assessment determines that an impairment is more likely than not, or if we choose to bypass the qualitative assessment, we perform a quantitative comparison of the fair value with the carrying amount, including goodwill. If this comparison reflects impairment, then the loss would be measured as the excess of recorded goodwill, or other intangible assets with indefinite lives, over its implied fair value. Implied

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fair value is the excess of our fair value over the fair value of all recognized and unrecognized assets and liabilities. As of December 31, 2016, our qualitative assessment did not indicate that it was more likely than not that an impairment had occurred.
Debt Issuance Costs
The Company defers costs directly associated with acquiring third-party financing, primarily loan origination costs and related professional expenses. Debt issuance costs are deferred and amortized using the effective interest rate method over the term of our senior secured term loan facility (the “Term Loan”) and the straight-line method for our revolving line-of-credit (the "Revolver"). Debt issuance costs related to long-term debt are reflected as direct deduction from the carrying amount of the debt. Amortization included in interest expense was $1.4 million, $1.4 million and $0.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Self-Insurance
We are self-insured for various levels of employee health insurance coverage, workers’ compensation and third party product liability claims alleging occupational disease. We purchase insurance coverage for claim amounts which exceed our self-insured retentions. Depending on the type of insurance, these self-insured retentions range from $0.1 million to $0.5 million per occurrence. Our insurance reserves are accrued based on estimates of the ultimate cost of claims expected to occur during the covered period. The current portion of our self-insurance reserves is included in accrued liabilities and the non-current portion is included in other long-term obligations in our Balance Sheets. For December 31, 2016 and 2015, our self-insurance reserves totaled $5.3 million and $5.7 million, respectively, and $1.3 million and $1.8 million was classified as current, respectively.
Equity-based Compensation
We recognize the cost of employee services rendered in exchange for awards of equity instruments, including stock options, restricted stock, restricted stock units and performance share units.
Vesting of restricted stock and restricted stock units is based on the individual continuing to render service over a three year vesting schedule. Cash dividend equivalents are accrued and paid to the holders of time based restricted stock units and restricted stock. The fair value of the restricted stock awards is equal to the market price of our stock at date of grant. The restricted award-related compensation expense is recognized, on a straight-line basis, over the vesting period.
We grant performance share units to certain employees in which the number of shares of common stock ultimately received is determined based on achievement of certain performance thresholds over a specified performance period (generally three years) in accordance with the stock award agreement. Cash dividend equivalents are not accrued or paid on performance share units. We recognize expense based on the estimated vesting of our performance share units granted and the grant date market price. The estimated vesting of the performance share units is principally based on the probability of achieving certain financial performance levels during the vesting periods. In the period it becomes probable that the minimum performance criteria specified in the award agreement will be achieved, we recognize expense for the proportionate share of the total fair value of the award related to the vesting period that has already lapsed. The remaining fair value of the award is expensed on a straight-line basis over the remaining vesting period.
During the year ended December 31, 2016, we granted certain employees performance share units, the vesting of which is based on the Company’s total shareholder return (“TSR”) ranking among a peer group over the three year period from January 1, 2016 through December 31, 2018. The number of units that will vest will depend on the percentage ranking of the Company's TSR compared to the TSRs for each of the companies in the peer group over the performance period. For these awards subject to market conditions, a binomial-lattice model (i.e., Monte Carlo simulation model) is used to fair value these awards at grant date. The related compensation expense is recognized, on a straight-line basis, over the vesting period.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The options vest on a vesting schedule and the related compensation expense is recognized over the vesting period, usually over 3 or 4 years. In calculating the compensation expense for options granted, we estimate the fair value of each grant using the Black-Scholes option-pricing model. The weighted-average fair value per share of options granted during the years ended December 31, 2015 and 2014 was $13.11 and $19.37, respectively. The fair value of stock options granted have been calculated based on the exercise price of the option and the following assumptions, which are evaluated and revised, as necessary, to reflect market conditions and experience. There were no options granted during the year ended December 31, 2016.

	Weighted-average
	Year ended December 31,
	2015	2014
Risk-free interest rate	1.68%	1.81%
Expected volatility	48%	45%
Expected term	6.25 years	6.25 years
Expected dividend yield	1%	1%
Expected forfeiture rate	0%	0%
Our expected forfeiture rate is the estimated percentage of options granted that are expected to be forfeited or canceled on an annual basis before becoming fully vested. We account for forfeitures as they occur.
Our expected term is the period of time over which the options are expected to remain outstanding. An increase in the expected term will increase compensation expense. The computation of the expected term is based on the simplified method, under which the expected term is presumed to be the mid-point between the average vesting date and the end of the contractual term.
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
We recognize a tax benefit associated with an uncertain tax position when, in management’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management.
The largest permanent item in computing both our effective tax rate and taxable income is the deduction allowed for statutory depletion. The deduction for statutory depletion does not necessarily change proportionately to changes in income before income taxes.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per Share
Basic and diluted earnings per share is presented for net income (loss). Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed similarly to basic earnings per common share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. In accordance with the applicable accounting guidance for calculating earnings per share, we did not include in our calculation of diluted earnings per share for the applicable periods stock options where the exercise prices were greater than the average market prices. The weighted-average stock options (in thousands) that are antidilutive and are therefore excluded from the calculation of diluted earnings per common share are:

	For the Year Ended December 31,
	2016	2015	2014
Weighted-average outstanding stock options excluded	573	528	33
Weighted-average outstanding restricted stock awards excluded	166	66	20
Comprehensive Income (loss)
In addition to net income (loss), comprehensive income (loss) includes all changes in equity during a period, such as adjustments to minimum pension liabilities, unrealized gain or loss on our short term investments and the effective portion of changes in fair value of derivative instruments that qualify as cash flow hedges.
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
We typically invest in highly-rated securities, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment’s cost basis. As of December 31, 2015, we considered any losses in our short-term investment portfolio to be temporary in nature and did not consider any of our investments other-than-temporarily impaired. All short-term investments have matured as of December 31, 2016.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting. Under this method, acquired assets, including separately identifiable intangible assets, and any assumed liabilities are recorded at their acquisition date estimated fair value. The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. Determining the fair value of assets acquired and liabilities assumed involves the use of significant estimates and assumptions.
Recently Adopted Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Interest-Imputation of Interest, which simplifies presentation of debt issuance costs. The new standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The new standard was effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued. We have elected to adopt the standard early and have presented debt issuance costs as a direct deduction from the carrying amount of debt on our Balance Sheets as of December 31, 2016 and December 31, 2015.
In November 2015, the FASB issued ASU 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes, which will require the presentation of deferred tax liabilities and assets be classified as non-current on balance sheets. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted for all entities as of the beginning of an interim or annual reporting period. We have elected to early adopt this guidance prospectively as of December 31, 2015. The adoption only impacted deferred tax presentation on our Balance Sheets and related disclosure. No prior periods were retrospectively adjusted.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The new standard requires an entity to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The new standard will not apply to inventories that are measured using either the last-in, first-out (LIFO) method or the retail inventory method. This Update is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years; early application is permitted. We elected to prospectively early adopt the standard effective January 1, 2016 and have measured our inventory at the lower of cost and net realizable value on our Balance Sheet. The impacts of the early adoption of this Update on our Financial Statements are not significant.
In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation." The update requires that excess tax benefits and deficiencies be recorded in the income statement when the awards vest or are settled. It also eliminates the requirement that excess tax benefits be realized (reduce cash taxes payable) before being recognized. Previously, an entity could not recognize excess tax benefits if the tax deduction increased a net operating loss ("NOL") or tax credit carryforward. The updated standard no longer requires cash flows related to excess tax benefits to be presented as a financing activity separate from other income tax cash flows. The update also allows the employer to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments to taxing authorities made on an employee's behalf for withheld shares should be presented as a financing activity on the statement of cash flows, and provides for an accounting policy election to account for forfeitures as they occur. The update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods and permits early adoption.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We elected to early adopt this update during the three months ended September 30, 2016, which requires any adjustments to be reflected as of January 1, 2016. This resulted in the recognition of excess tax benefits on our Balance Sheet that were previously not recognized, as the benefits would have increased our NOL or tax credit carryforwards. The recognition decreased net deferred tax liability by $0.1 million and $2.2 million as of January 1, 2016 and December 31, 2016, respectively. Retained earnings on January 1, 2016 was increased accordingly by $0.1 million. In addition, we will recognize excess tax benefits or deficiencies in the provision for income taxes rather than paid-in capital for 2016 and future periods. Adoption of the update resulted in the reduction in the provision for income taxes of $2.2 million for the year ended December 31, 2016.
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new guidance introduces a new principles-based framework for revenue recognition and disclosure. Since its issuance, the FASB has issued an additional six ASUs, including ASU 2016-20 in December 2016, amending the guidance and the effective dates of amendments, and the SEC has rescinded certain related SEC guidance; the most recent of which was issued in May 2016. The pronouncements are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We have not yet completed our final review of the impact of this guidance, although we currently do not anticipate a material impact on our revenue recognition practices. We continue to review our existing contracts with our customers, any variable consideration, potential disclosures, and our method of adoption to complete our evaluation of the impact on our consolidated financial statements. In addition, we continue to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact our current conclusions.
In February 2016, the FASB issued ASU 2016-02, Leases, which supersedes the existing lease guidance and requires all leases with a term greater than 12 months to be recognized on the balance sheet as assets and obligations. This Update is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; early application is permitted. This standard mandates a modified retrospective transition method. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The Update provides amendments that clarify guidance or correct references in the Accounting Standards Codification that addresses current diversity in practice and could potentially result in changes in current practice because of either misapplication or misunderstanding of current guidance. Early adoption is permitted for the amendments that require transition guidance. We are currently evaluating the effect that the transition guidance will have on our financial statements and related disclosures.
In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements. Most of the amendments are effective upon issuance. Six amendments clarify guidance or correct references in the Accounting Standards Codification that could potentially result in changes in current practice because of either misapplication or misunderstanding of current guidance. The transition guidance effective dates for these six amendments varies depending upon the amendment, relevant Subtopic and applicability to other ASUs. Early adoption is permitted for the amendments that require transition guidance. We are currently evaluating the effect that the transition guidance will have on our financial statements and related disclosures.
NOTE C—CAPITAL STRUCTURE AND ACCUMULATED COMPREHENSIVE INCOME
Common Stock
Our Amended and Restated Certificate of Incorporation, authorizes up to 500,000,000 shares of common stock, par value of $0.01. Subject to the rights of holders of any series of preferred stock, all of the voting power of the stockholders of Holdings shall be vested in the holders of the common stock.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2016, we completed a public offering of 10,000,000 shares of our common stock for total cash proceeds of approximately $186.2 million net of underwriting discounts and offering costs. In August 2016, we issued an additional 6,825,693 shares of our common stock to complete two acquisitions discussed in Note D - Business Combinations. In November 2016, we executed another offering of 10,350,000 shares of common stock raising net cash proceeds of $467.0 million. There were 81,028,898 shares of common stock issued and outstanding at December 31, 2016. As of December 31, 2015, there were 53,390,136 shares issued and outstanding.
In 2016, our Board of Directors declared quarterly cash dividends as follows:

Dividends per Common Share	Declaration Date	Record Date	Payable Date
$0.0625	February 22, 2016	March 15, 2016	April 5, 2016
$0.0625	May 5, 2016	June 15, 2016	July 6, 2016
$0.0625	July 21, 2016	September 15, 2016	October 4, 2016
$0.0625	November 3, 2016	December 15, 2016	January 5, 2017
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
There are no shares of preferred stock issued or outstanding at December 31, 2016 and 2015. At present, we have no plans to issue any preferred stock.
Share Repurchase Program
We are authorized by our Board of Directors to repurchase shares of our outstanding common stock on the open market or in privately negotiated transactions. As of December 31, 2016, we are authorized to repurchase up to $50 million of our common stock through December 11, 2017. Stock repurchases will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. Under our share repurchase program, as of December 31, 2016, we have repurchased 706,093 shares of our common stock at an average price of $23.83 and are authorized to repurchase up to an additional $33.2 million of our common stock.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists of fair value adjustments associated with cash flow hedges, short-term investments and accumulated adjustments for net experience losses and prior service cost related to employee benefit plans. The following table presents the changes in accumulated other comprehensive income by component (in thousands) during the year ended December 31, 2016:

	For the Year Ended December 31, 2016
	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on short-term investments	Pension and other post- retirement benefits liability	Total
Beginning Balance	$(81)	$6	$(16,096)	$(16,171)
Other comprehensive income before reclassifications	(32)	(6)	(760)	(798)
Amounts reclassed from accumulated other comprehensive income	81	—	1,012	1,093
Ending Balance	$(32)	$—	$(15,844)	$(15,876)
Amounts reclassed from accumulated other comprehensive income (loss) related to cash flow hedges are included in interest expense in our Income Statements and amounts reclassed related to the pension and other post-retirement benefits liability are included in the computation of net periodic pension costs, at their before tax amounts.

NOTE D—BUSINESS COMBINATIONS

NBI Acquisition:

On August 16, 2016, we completed the acquisition of New Birmingham, Inc. (“NBI”), the ultimate parent company of NBR Sand, LLC (“NBR”), by acquiring all of the outstanding capital stock of NBI through the merger of New Birmingham Merger Corp., a Nevada corporation and wholly owned subsidiary of the Company, with and into NBI, followed immediately by the merger of NBI with and into NBI Merger Subsidiary II, Inc., a Delaware corporation and wholly owned subsidiary of the Company, which subsequently changed its name to Tyler Silica Company (the “NBI Acquisition”). NBR is a regional sand producer located near Tyler, Texas. The acquisition of NBI increased our regional frac sand product offering in our Oil & Gas Proppants segment.

The preliminary consideration paid to the stockholders of NBI at the closing of the NBI Acquisition consisted of $107.2 million of cash (net of $9.0 million cash acquired) and 2,630,513 shares of common stock. The calculation of the preliminary purchase price (in thousands, except shares) is as follows:

Cash consideration paid		$116,165
Number of Holdings common shares delivered	2,630,513
Multiplied by closing market price per share of U.S. Silica common stock on August 16, 2016	$40.51
Total value of Holdings common shares delivered		$106,562
Less, cash acquired		$(9,002)
Total purchase price		$213,725

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the preliminary allocation of the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed (in thousands):

Allocation of Purchase price:
Accounts receivable	$2,680
Inventories	3,494
Other current assets	428
Income tax deposits	6,657
Property, plant and mine development	210,913
Identifiable intangible assets	1,600
Goodwill	86,228
Total assets acquired	312,000
Accounts payable, accrued expenses and other current liabilities	1,938
Deferred revenue	500
Notes payable	24,361
Capital lease liabilities	3,331
Asset retirement obligations	710
Deferred tax liabilities	67,435
Total liabilities assumed	98,275
Net assets acquired	$213,725
The acquired intangible assets and the related estimated useful lives consist of the following:

	Approximate Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Customer relationships	$1,600	15

Goodwill represents the excess of the purchase price over the fair value of the underlying net assets acquired. Goodwill in this transaction is attributable to planned growth in regional frac sand markets and synergies expected to be achieved from integrating the operations of our operating subsidiary, U.S. Silica Company (“U.S. Silica”), and NBI. The goodwill amount is included in our Oil & Gas Proppants segment. Both customer relationships and goodwill are not expected to be deductible for tax purposes.

We incurred $1.4 million of acquisition-related charges which are included in selling, general and administrative expenses during the year ended December 31, 2016. Additionally, we incurred $1.7 million related to the inventory write-up values in cost of goods sold during the year ended December 31, 2016. Revenue and earnings for NBR after the acquisition date are not presented as the business was integrated into our operations subsequent to the acquisition and therefore impracticable to quantify.

Sandbox Acquisition:

On August 22, 2016, we completed the purchase of all of the outstanding units of membership interest of Sandbox Enterprises, LLC, a Texas limited liability company ("Sandbox" or the “Sandbox Acquisition”). Sandbox earns revenues from providing “last mile” transportation services to companies in the oil and gas industry. Sandbox has operations in Midland/Odessa, Texas; Morgantown, West Virginia; western North Dakota; northeast of Denver, Colorado; Oklahoma City, OK; and Cambridge, Ohio, where its major customers are located.

The preliminary consideration paid includes $69.5 million of cash (net of $1.3 million cash acquired) and 4,195,180 shares of our common stock. The calculation of preliminary purchase price (in thousands, except shares) is as follows:

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash consideration paid		$70,760
Number of Holdings common shares delivered	4,195,180
Multiplied by closing market price per share of U.S. Silica common stock on August 22, 2016	$40.92
Total value of Holdings common shares delivered		$171,667
Less, cash acquired		$(1,306)
Total purchase price		$241,121

The following table sets forth a preliminary allocation of the purchase price to Sandbox’s identifiable tangible and intangible assets acquired and liabilities assumed (in thousands):

Allocation of Purchase price:	(in thousands)
Accounts receivable	$13,392
Prepaid expenses and other	1,465
Property, plant and mine development	32,336
Identifiable intangible assets	120,144
Goodwill	86,100
Total assets acquired	253,437
Accounts payable	4,122
Deferred revenue	4,902
Accrued expenses and other current liabilities	3,292
Total liabilities assumed	12,316
Net assets acquired	$241,121
The acquired intangible assets and the related estimated useful lives consist of the following:

	Approximate Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Indefinite lived intangible assets - Trade names	$17,844	Indefinite
Definite lived intangible assets - Technology and intellectual property	57,700	15
Definite lived intangible asset - Customer relationships	44,600	13
Total fair value of identifiable intangible assets	$120,144

Goodwill represents the excess of the purchase price over the fair value of the underlying net assets acquired. Goodwill in this transaction is attributable to expected growth in frac sand demand at the wellhead and synergies expected to be achieved from integrating the operations of U.S. Silica and Sandbox. The goodwill amount is included in our Oil & Gas Proppants segment. Goodwill and all intangible assets identified above are expected to be deductible for tax purposes.

Our 2016 Income Statement included revenue of $31.0 million associated with Sandbox following the date of acquisition. Sandbox's impact on our net loss was not significant for the year ended December 31, 2016. We incurred $3.0 million of acquisition-related charges which are included in selling, general and administrative expenses on the Income Statement for the year ended December 31, 2016.

The cost related to the issuance of the 6,825,693 shares of common stock to complete the two acquisitions totaled $0.3 million, which is included in additional paid-in capital on our Condensed Consolidated Statements of Stockholders' Equity for the year ended December 31, 2016.

Both acquisitions were accounted for using the acquisition method of accounting. The purchase price and purchase price allocations for both Sandbox and NBI acquisitions are preliminary and subject to customary post-closing adjustments and

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

changes in the fair value of assets and liabilities. The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the reporting date. We believe that the information provides a reasonable basis for estimating the fair values of the acquired assets and assumed liabilities, but the potential for measurement period adjustments exists based on our continuing review of matters related to the acquisitions. As a result, our final purchase price allocations may be significantly different than those reflected in the tables above. We expect to complete the purchase price allocations as soon as practicable, but no later than one year from the acquisition dates.
Combined Pro Forma Results

The results of NBI's and Sandbox’s operations have been included in the consolidated financial statements subsequent to the acquisition dates. The following unaudited pro forma consolidated financial information reflects the results of operations as if the NBI Acquisition and Sandbox Acquisition had occurred on January 1, 2015, after giving effect to certain purchase accounting adjustments. These adjustments mainly include incremental depreciation expense related to the fair value adjustment of property, plant, equipment and mine development, amortization expense related to identifiable intangible assets and tax expense related to the combined tax provisions. This information does not purport to be indicative of the actual results that would have occurred if the acquisition had actually been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company (in thousands, except per share amounts):

	For the year ended December 31,
	2016	2015
Sales	$615,552	$753,287
Net income (loss)	$(45,161)	$43,163
Basic earnings per share	$(0.69)	$0.81
Diluted earnings per share	$(0.69)	$0.81

NOTE E—ACCOUNTS RECEIVABLE
At December 31, 2016 and 2015, accounts receivable (in thousands) consisted of the following:

	At December 31,
	2016	2015
Trade receivables	$93,982	$64,821
Less: Allowance for doubtful accounts	(7,042)	(7,686)
Net trade receivables	86,940	57,135
Other receivables	2,066	1,571
Total accounts receivable	$89,006	$58,706
Changes in our allowance for doubtful accounts (in thousands) during the years ended December 31, 2016 and 2015 are as follows:

	Allowance for Doubtful Accounts
	2016	2015
Balance at January 1,	$7,686	$10,429
Bad debt provision	(1,232)	(290)
Write-offs and recoveries	588	(2,453)
Balance at December 31,	$7,042	$7,686

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F—INVENTORIES
At December 31, 2016 and 2015, inventories (in thousands) consisted of the following:

	At December 31,
	2016	2015
Supplies	$18,824	$18,029
Raw materials and work in process	25,161	18,113
Finished goods	34,724	28,862
Total inventories	$78,709	$65,004
NOTE G—PROPERTY, PLANT AND MINE DEVELOPMENT
At December 31, 2016 and 2015, property, plant and mine development (in thousands) consisted of the following:

	At December 31,
	2016	2015
Mining property and mine development	$414,434	$222,439
Asset retirement cost	8,062	9,889
Land	35,052	30,322
Land improvements	42,738	37,791
Buildings	52,178	51,280
Machinery and equipment	450,881	360,817
Furniture and fixtures	2,566	1,917
Construction-in-progress	43,790	56,130
	1,049,701	770,585
Accumulated depletion, depreciation and amortization	(266,388)	(209,389)
Total property, plant and mine development, net	$783,313	$561,196
At December 31, 2016, the aggregate cost of the machinery and equipment acquired under capital lease was $4.7 million, reduced by accumulated depreciation of $0.3 million. At December 31, 2015, we held no assets under a capital lease obligation.
During 2015, we wrote off $1.1 million of equipment due to discontinuation of certain industrial and specialty products. This amount is included in the depreciation, depletion and amortization expense on our Income Statements. The amount of interest costs capitalized in property, plant and equipment was $0.2 million, $0.5 million and $1.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.
NOTE H—ACCRUED LIABILITIES
At December 31, 2016 and 2015, accrued liabilities (in thousands) consisted of the following:

	At December 31,
	2016	2015
Accrued salaries and wages	$3,794	$1,309
Accrued vacation liability	2,471	2,593
Current portion of liability for pension and post-retirement benefits	1,553	1,505
Accrued healthcare liability	1,307	1,830
Accrued property taxes and sales taxes	1,815	1,940
Other accrued liabilities	2,094	2,531
Total accrued liabilities	$13,034	$11,708
Other accrued liabilities consist of accrued transportation and related costs, customer rebates, royalties payable, and other items.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I—DEBT AND CAPITAL LEASES
At December 31, 2016 and 2015, debt (in thousands) consisted of the following:

	December 31, 2016	December 31, 2015
Senior secured credit facility:
Revolver expiring July 23, 2018 (5.25% at December 31, 2016 and 5% at December 31, 2015)	$—	$—
Term loan facility—final maturity July 23, 2020 (4% - 4.5% at December 31, 2016 and December 31, 2015)	494,175	499,275
Less: Unamortized original issue discount	(1,318)	(1,696)
Less: Unamortized debt issuance cost	(4,482)	(5,874)
Note payable secured by royalty interest (includes $3,053 unamortized fair value premium)	23,076	—
Customer note payable	1,787	—
Total debt	513,238	491,705
Less: current portion	(4,821)	(3,330)
Total long-term portion of debt	$508,417	$488,375
Revolving Line-of-Credit
We have a $50 million the Revolver, with zero drawn and $4.0 million allocated for letters of credit as of December 31, 2016, leaving $46.0 million available under the Revolver.
Debt Maturities
At December 31, 2016, contractual maturities of senior secured credit facility (in thousands) are as follows:

2017	$5,100
2018	5,100
2019	5,100
2020	478,875
$494,175
On July 23, 2013, we refinanced our then existing senior secured debt by amending our Term Loan and replacing our then existing revolving line-of-credit. The Term Loan amendment refinanced our then existing senior debt by entering into a new $425 million senior secured credit facility, consisting of a $375 million Term Loan and the $50 million Revolver that may also be used for swingline loans (up to $5 million) or letters of credit (up to $20 million). The Term Loan amendment also, among other things, removed and amended certain financial and other covenants to provide additional operating flexibility, and lowered interest rates on borrowed amounts. The existing revolving line-of-credit was terminated. The Term Loan will expire on July 23, 2020 and the Revolver will expire on July 23, 2018. On December 5, 2014, we further increased our Term Loan by an additional $135 million to a total of approximately $502 million in accordance with the incremental borrowing feature in our senior secured credit facility.
Our senior secured credit facility is secured by a pledge of substantially all of our assets, including accounts receivable, inventory, property, plant and mine development, and a pledge of the equity interests in certain of our subsidiaries. The facility contains covenants that, among other things, govern our ability to create, incur or assume indebtedness and liens, to make acquisitions or investments, to sell assets and to pay dividends. This includes a restriction on the ability of our operating subsidiaries to make distributions to us to the extent that the incurrence ratio (as defined in the senior secured credit facility) after giving effect to the distribution is 3:1 or greater. The facility also requires us to maintain a consolidated total net leverage ratio of no more than 3.75:1.00 as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 25% of the Revolver commitment. As of December 31, 2016 and December 31, 2015, we are in compliance with all covenants in accordance with our senior secured credit facility.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note Payable Secured by Royalty Interest
In conjunction with the NBI Acquisition, we assumed a note payable secured by a royalty interest. The monthly royalty payment is calculated based on future tonnages and sales related to the sand shipped from our Tyler, Texas facility. The note payable is due by June 30, 2032. The note does not provide a stated interest rate. The minimum payments (in thousands) for the next five years required by the note are as follows:

2017	$1,750
2018	1,750
2019	1,750
2020	1,750
2021	1,750
Under this agreement, once a certain number of tons have been shipped from the Tyler facility, the minimum payments will decrease to $0.5 million per year, subject to proration in the period this threshold is met.
The note payable fair value was estimated to be $22.5 million on the acquisition date. The estimate was made using a discounted cash flow model which calculated the present value of projected future cash payments required under the agreement using a discount rate of 14%. As of December 31, 2016, the note payable has a balance of $23.1 million. The $0.6 million increase in this note payable amount is due to payment-in-kind interest.
Customer Note Payable
In connection with the NBI Acquisition, we assumed a customer note payable that was entered into by NBI. NBI entered into an amendment to a supply agreement effective January 1, 2016. Terms of the amended agreement call for repayment of $2.5 million at 0% interest, in equal monthly payments beginning January 1, 2016 for 60 months, or $0.5 million per year. Additionally, the principal of this note payable can be reduced via future product load credit. We discounted the required future cash payments and projected product load credit using an effective interest rate of 3.5% and recorded the note payable at $1.9 million on the acquisition date.
Capital Leases
We enter into financing arrangements from time to time to purchase machinery and equipment utilized in operations. At December 31, 2016, scheduled future minimum lease payments under capital lease obligations (in thousands) are as follows:

2017	$2,315
2018	722
Total minimum lease payments	3,037
Less: amount representing interest	(83)
Present value of minimum lease payments	2,954
Less: current portion of capital lease obligations	(2,237)
Non-current portion of capital lease obligations	$717
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
NOTE K—FAIR VALUE ACCOUNTING

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Cash Equivalents
Due to the short-term maturity, we believe our cash equivalent instruments at December 31, 2016 and 2015 approximate their reported carrying values.
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
Although we have determined that the majority of the inputs used to value our derivatives fall with Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default of ourselves and our counterparties. However, as of December 31, 2016, we have assessed that the impact of the credit valuation adjustments on the overall valuation of our derivative positions is not significant. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
In accordance with the fair value hierarchy, the following table presents the fair value as of December 31, 2016 and 2015, respectively, of those assets (in thousands) that we measure at fair value on a recurring basis:

	December 31, 2016			December 31, 2015
	Level 1	Level 2	Total	Level 1	Level 2	Total
Short-term investments	$—	$—	$—	$1	$21,848	$21,849
Interest rate derivatives	—	72	72	—	—	—
Net asset	$—	$72	$72	$1	$21,848	$21,849

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L—SHORT-TERM INVESTMENTS
At December 31, 2015, we segregated funds into designated accounts with investment brokers who managed our short-term investment portfolio. Those funds were held on an available-for-sale basis and are therefore reported at fair value on the balance sheet. In 2016, we liquidated our short-term investments and have no short-term investments as of December 31, 2016. The following table summarizes our available-for-sale short-term investments (in thousands) as of December 31, 2015:

	Aggregate Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
Money market mutual funds	$1	$—	$—	$1
Fixed income securities:
Certificates of deposit	10,535	—	(3)	10,532
Commercial paper	5,689	19	—	5,708
Corporate notes and bonds	2,006	—	—	2,006
Government agencies	3,598	4	—	3,602
U.S. Treasuries	—	—	—	—
Variable rate demand obligations	—	—	—	—
Total available-for-sale investments	$21,829	$23	$(3)	$21,849
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
The following table summarizes the fair value of our derivative instruments (in thousands, except contract/notional amount). See Note K - Fair Value Accounting for additional disclosures regarding the estimated fair values of our derivative instruments at December 31, 2016, and 2015.

		December 31, 2016					December 31, 2015
	Maturity Date	Contract/Notional Amount		Carrying Amount	Fair Value	Maturity Date	Contract/Notional Amount		Carrying Amount	Fair Value
Interest rate cap agreement(1)	2019	$249	million	$72	$72	2016	$252	million	$—	$—

(1) Agreements limit the LIBOR floating interest rate base to 4%.
We have designated these contracts as qualified cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings. During the year ended December 31, 2016 and 2015, we had no ineffectiveness for such contracts.
The following table summarizes the effect of derivatives instruments (in thousands) on our income statements and our consolidated statements of comprehensive income for the years ended December 31, 2016, 2015 and 2014.

	2016	2015	2014
Deferred losses from derivatives in OCI, beginning of period	$(81)	$(134)	$(79)
Loss recognized in OCI from derivative instruments	(32)	—	(65)
Loss reclassified from Accumulated OCI	81	53	10
Deferred losses from derivatives in OCI, end of period	$(32)	$(81)	$(134)

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N—EQUITY-BASED COMPENSATION
In July 2011, we adopted the U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan (the “2011 Plan”), which was amended and restated in May 2015. The 2011 Plan provides for grants of stock options, restricted stock, performance share units and other incentive-based awards. We believe our 2011 Plan aligns the interests of our employees and directors with those of our common stockholders. At December 31, 2016, we have 4,437,767 shares of common stock that may be issued under the 2011 Plan. We use a combination of treasury stock and new shares if necessary to satisfy option exercises or vesting of restricted awards and performance share units.
Stock Options
The following table summarizes the status of and changes in our stock option grants during the year ended December 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2015	1,307,067	24.61
Granted	—	—
Exercised	(326,884)	14.76
Forfeited	(27,490)	24.81
Outstanding at December 31, 2016	952,693	27.99	$27,332	7.00 years
Exercisable at December 31, 2016	597,799	23.71	$19,712	6.33 years
The total intrinsic value of stock options exercised was $7.6 million, $0.4 million, and $10.9 million for the years ended December 31, 2016, 2015 and 2014 respectively. Cash received from options exercised in 2016 was $4.8 million. The actual tax benefit realized for the tax deductions from option exercises totaled $2.9 million, $0.0 million, and $4.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
We recognized $3.0 million, $3.4 million, and $1.9 million of equity-based compensation expense related to these options during the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, there was $3.7 million of total unrecognized compensation expense related to these options, which is expected to be recognized over a weighted-average period of approximately 1.5 years.
Restricted Stock and Restricted Stock Unit Awards
The following table summarizes the status of and changes in our unvested restricted stock awards during the year ended December 31, 2016:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2015	398,987	$26.65
Granted	364,710	22.97
Vested	(180,419)	26.28
Forfeited	(25,562)	27.26
Unvested, December 31, 2016	557,716	$24.33
We recognized $5.7 million, $3.9 million, and $2.2 million of equity-based compensation expense related to these restricted stock awards during the years ended December 31, 2016, 2015 and 2014 respectively. As of December 31, 2016, there was $9.5 million of total unrecognized compensation expense related to these restricted stock awards, which is expected to be recognized over a period of 1.8 years.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Unit Awards
The following table summarizes the status of and changes in our performance share unit awards during the year ended December 31, 2016:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2015	277,066	$29.05
Granted	850,143	39.36
Vested	—	—
Forfeited	(163,596)	33.30
Unvested, December 31, 2016	963,613	$32.63
We recognized $3.3 million, ($3.4 million), and $3.4 million of compensation expense related to these performance share unit awards during the years ended December 31, 2016, 2015 and 2014 respectively. As of December 31, 2016, there was $17.6 million of estimated total unrecognized compensation expense related to these performance share unit awards, which is expected to be recognized over a period of 1.7 years.
NOTE O—COMMITMENTS AND CONTINGENCIES
Future Minimum Annual Commitments at December 31, 2016

Amounts in thousands Year ending December 31,	Operating Lease Minimum Rental Payments	Minimum Purchase Commitments
2017	$55,525	$20,739
2018	63,221	19,332
2019	56,171	17,590
2020	48,774	9,175
2021	42,824	3,450
Thereafter	114,905	12,800
Total future lease and purchase commitments	$381,420	$83,086
Operating Leases
We are obligated under certain operating leases for railroad cars, office space, mining property, mining/processing equipment and transportation and other equipment. Certain operating lease agreements include options to purchase the equipment for fair market value at the end of the original lease term. In general, the above leases include renewal options and provide that we pay for all utilities, insurance, taxes and maintenance. Expense related to operating leases and rental agreements for the years ended December 31, 2016, 2015 and 2014 totaled approximately $54.1 million, $48.2 million and $33.3 million, respectively.
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
Other Commitments and Contingencies
Our operating subsidiary, U.S. Silica, has been named as a defendant in various product liability claims alleging silica exposure causing silicosis. U.S. Silica was named as a defendant in two claims filed during the year ended December 31, 2016, no claims filed in 2015 and one claim filed in 2014. As of December 31, 2016, there were 74 active silica-related products liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

certainty, in the opinion of management, it is not reasonably possible that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations that exceeds the accrual amounts.
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
We have recorded estimated liabilities for these claims in other long-term obligations as well as estimated recoveries under the indemnity agreement and an estimate of future recoveries under insurance in other assets on our consolidated balance sheets. As of both December 31, 2016 and 2015, other non-current assets included $0.3 million for insurance for third-party products liability claims. As of December 31, 2016 and 2015, other long-term obligations included $1.3 million and $1.5 million, respectively, in third-party products claims liability.
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

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net pension benefit cost (in thousands) consisted of the following for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
Service cost—benefits earned during the period	$1,078	$1,295	$1,080
Interest cost	4,067	4,813	4,811
Expected return on plan assets	(5,495)	(5,498)	(5,146)
Net amortization and deferral	1,592	2,665	1,037
Net pension benefit costs	$1,242	$3,275	$1,782
Net post-retirement cost (in thousands) consisted of the following for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
Service cost—benefits earned during the period	$132	$176	$151
Interest cost	876	1,074	1,030
Expected return on plan assets	(1)	(1)	(4)
Net amortization and deferral	—	281	—
Special termination benefit	21	48	—
Net post-retirement costs	$1,028	$1,578	$1,177
The changes in benefit obligations and plan assets (in thousands), as well as the funded status (in thousands) of our pension and post-retirement plans at December 31, 2016 and 2015 are as follows:

	Pension Benefits		Post-retirement Benefits
	2016	2015	2016	2015
Benefit obligation at January 1,	$115,420	$122,336	$25,091	$28,289
Service cost	1,078	1,295	132	176
Interest cost	4,067	4,813	876	1,074
Actuarial (gain) loss	1,640	(7,492)	(802)	(3,631)
Benefits paid	(6,517)	(6,106)	(1,332)	(1,288)
Amendments	457	574	—	—
Special termination benefits	—	—	21	48
Other	—	—	407	423
Benefit obligation at December 31,	$116,145	$115,420	$24,393	$25,091
Fair value of plan assets at January 1,	$84,716	$90,897	$17	$19
Actual return on plan assets	5,651	(2,100)	(3)	(2)
Employer contributions	—	2,025	925	864
Benefits paid	(6,517)	(6,106)	(1,332)	(1,288)
Other	—	—	407	424
Fair value of plan assets at December 31,	$83,850	$84,716	$14	$17
Plan assets less than benefit obligations at December 31 recognized as liability for pension and other post-retirement benefits	$(32,295)	$(30,704)	$(24,379)	$(25,074)
The accumulated benefit obligation for the defined benefit pension plans, which excludes the assumption of future salary increases, totaled $116.0 million and $115.3 million at December 31, 2016 and 2015, respectively.
The amendments in 2015 and 2014 reflect plan changes including increases in the benefit multiplier for certain participants and allowing eligible salaried and non-union hourly participants to have the option to receive a lump sum form of payment under certain conditions and specific benefit increases at several plant facilities, respectively.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We also sponsor unfunded, nonqualified pension plans. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for these plans were $1.6 million, $1.6 million and $0.0 million at December 31, 2016 and $1.6 million, $1.6 million and $0.0 million at December 31, 2015. Future estimated annual benefit payments (in thousands) for pension and post-retirement benefit obligations at December 31, 2016 are as follows:

	Benefits
		Post-retirement
	Pension	Before Medicare Subsidy	After Medicare Subsidy
2017	$6,824	$1,570	$1,429
2018	7,050	1,544	1,402
2019	7,201	1,521	1,379
2020	7,343	1,598	1,452
2021	7,419	1,676	1,528
2022-2026	38,158	8,627	7,839
Our best estimate of expected contributions to the pension and post-retirement medical benefit plans for the 2017 fiscal year are $2.1 million and $1.4 million, respectively.
The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost (in thousands) during the year ended December 31, 2016 are as follows:

	Benefits
	Pension	Post-retirement	Total
Net actuarial loss	$1,372	$—	$1,372
Prior service cost	411	—	411
	$1,783	$—	$1,783
The total amounts in accumulated other comprehensive income related to net actuarial loss, net of tax, for both plans was $13.8 million and $14.1 million as of December 31, 2016 and 2015, respectively. The total amounts in accumulated other comprehensive income related to prior service cost, net of tax, for both plans, was $1.8 million as of December 31, 2016 and 2015.
The following weighted-average assumptions were used to determine our obligations under the plans:

	Pension Benefits		Post-retirement Benefits
	2016	2015	2016	2015
Discount rate	4.2%	4.5%	4.2%	4.5%
Long-term rate of compensation increase	3.5%	3.5%	N/A	N/A
Long-term rate of return on plan assets	7.0%	7.0%	7.0%	7.0%
Health care cost trend rate:
Pre-65 initial rate/ultimate rate	N/A	N/A	7.3%/5.0%	7.8%/5.0%
Pre-65 ultimate year	N/A	N/A	—	—
Post-65 initial rate/ultimate rate	N/A	N/A	8.5%/5.0%	9.0%/5.0%
Post-65 ultimate year	N/A	N/A	2024/2025	2024/2025
The discount rate reflects the expected long-term rates of return with maturities comparable to payments for the plan obligations utilizing Aon Hewitt's AA Only Above Medium Curve.
In 2016, we changed the method utilized to estimate the service cost and interest cost components of net periodic benefit costs for our defined benefit pension and other post-retirement benefit plans. Historically, we estimated the service cost and interest cost components using a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We have elected to use a spot rate approach in the estimation of these components of benefit cost by applying the specific rates along the yield curve to the relevant projected cash flows, as we believe this provides a better estimate

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of service and interest costs. We consider this a change in estimate and, accordingly, have accounted for it prospectively starting in 2016. This change does not affect the measurement of our total benefit obligation.
Mortality tables used for pension benefits and post-retirement benefits plans are the following:

	Pension Benefits and Post-retirement Benefits
	2016	2015
Healthy lives	RP-2014 mortality table, adjusted back to 2006 base rates, with generational mortality improvements using Scale MP-2016	RP-2014 mortality table, adjusted back to 2006 base rates, with generational mortality improvements using Scale MP-2015
Disabled lives	RP-2014 disabled retiree mortality table, adjusted back to 2006 base rates, with generational mortality improvements using Scale MP-2016	RP-2014 disabled retiree mortality table, adjusted back to 2006 base rates, with generational mortality improvements using Scale MP-2015
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	One-Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost	$144	$(120)
Effect on post-retirement benefit obligation	2,827	(2,406)
The major investment categories and their relative percentage of the fair value of total plan assets as invested at December 31, 2016, and 2015 are as follows:

	Pension Benefits		Post-retirement Benefits
	2016	2015	2016	2015
Equity securities	59.4%	58.1%	64.0%	52.5%
Debt securities	38.3%	40.0%	39.1%	35.3%
Cash	2.3%	1.9%	(3.1)%	12.2%

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the pension plan assets (in thousands) at December 31, 2016, by asset category, are as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$1,893	$—	$1,893
Mutual funds:
Diversified emerging markets	7,700	—	—	7,700
Foreign large blend	12,621	—	—	12,621
Large-cap blend	16,687	—	—	16,687
Mid-cap blend	8,674	—	—	8,674
Real estate	4,070	—	—	4,070
Fixed income securities:
Corporate notes and bonds	21,357	—	—	21,357
Government agencies	301	—	—	301
U.S. Treasuries	7,495	—	—	7,495
Mortgage-backed securities	—	2,022	—	2,022
Asset-backed securities	—	983	—	983
Insurance policies	—	—	47	47
Net asset	$78,905	$4,898	$47	$83,850
The fair values of the pension plan assets (in thousands) at December 31, 2015, by asset category, are as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$1,635	$—	$1,635
Mutual funds:
Diversified emerging markets	6,890	—	—	6,890
Foreign large blend	13,111	—	—	13,111
Large-cap blend	16,855	—	—	16,855
Mid-cap blend	7,769	—	—	7,769
Real estate	4,369	—	—	4,369
Fixed income securities:
Corporate notes and bonds	22,559	—	—	22,559
Government agencies	607	—	—	607
U.S. Treasuries	5,384	—	—	5,384
Mortgage-backed securities	—	3,111	—	3,111
Asset-backed securities	—	2,375	—	2,375
Insurance policies	—	—	51	51
Net asset	$77,544	$7,121	$51	$84,716
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

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of each multiemployer pension plan for which we participate is presented below:

Pension Fund	EIN/ Pension Plan No.	Pension Protection Act Zone Status(1)		FIP/RP Status Pending/ Implemented	Company Contributions (in thousands)			Surcharge Imposed	Expiration Date of CBA
		2016	2015		2016	2015	2014
LIUNA	52-6074345/001	Red	Red	Yes	$167	$182	$149	Yes	5/31/2017
IUOE	36-6052390/001	Green	Green	No	28	29	28	No	7/29/2018
CSSS(2)	36-6044243/001	Red	Red	Yes	51	51	51	NA	NA

(1)	The Pension Protection Act of 2006 defines the zone status as follows: green—healthy, yellow—endangered, orange—seriously endangered and red—critical.

(2)	In 2011, we withdrew from the Central States, Southeast and Southwest Areas Pension Plan. The withdrawal liability of $1.0 million will be paid in monthly installments of $4,000 until 2031.
Our contributions to individual multiemployer pension funds did not exceed 5% of the fund’s total contributions in any of the three years ended December 31, 2016. Additionally, our contributions to multiemployer post-retirement benefit plans were immaterial for all periods presented in the accompanying consolidated financial statements.
We also sponsor a defined contribution plan covering certain employees. We contribute to the plan in two ways. For certain employees not covered by the defined benefit plan, we make a contribution equal to 4% of their salary. We also contribute an employee match of 25 cents, for each dollar contributed by an employee, up to 8% of their earnings. For certain employees, we make a profit sharing match up to 25 cents, based on financial performance, for each dollar contributed up to 8% of their earnings. Finally, for some employees, we make a catch-up match of 25 cents for each dollar of catch-up contributions. Contributions were $2.4 million, $2.8 million and $2.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
The expense or benefit for income taxes (in thousands) consisted of the following for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$60	$(170)	$(34,790)
State	(274)	1,448	(4,835)
	$(214)	$1,278	$(39,625)
Deferred:
Federal	32,944	7,439	(308)
State	3,959	3,034	2,750
	$36,903	$10,473	$2,442
Income tax benefit (expense)	$36,689	$11,751	$(37,183)
Deferred tax assets and liabilities are recognized for the estimated future tax effects, based on enacted tax laws, of temporary differences between the values of assets and liabilities recorded for financial reporting and for tax purposes and of net operating loss and other carry forwards.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of the types of temporary differences and carry forwards that gave rise to deferred tax assets and liabilities (in thousands) at December 31, 2016 and 2015 consisted of the following:

	At December 31,
	2016	2015
Gross deferred tax assets:
Net operating loss carry forward and state tax credits	$65,022	$39,280
Pension and post-retirement benefit costs	22,920	22,577
Alternative minimum tax credit carry forward	19,431	19,049
Property, plant and equipment	6,112	6,657
Accrued expenses	6,752	3,765
Inventories	4,362	6,425
Third-party products liability	511	568
Stock-based compensation expense	5,576	3,365
Note payable	4,009	—
Other	5,458	5,373
Total deferred tax assets	$140,153	$107,059
Gross deferred tax liabilities:
Land and mineral property basis difference	$(126,315)	$(63,488)
Fixed assets and depreciation	(61,531)	(54,913)
Intangibles	(2,260)	(8,049)
Other	(122)	(122)
Total deferred tax liabilities	$(190,228)	$(126,572)
Net deferred tax liabilities	$(50,075)	$(19,513)
We have federal net operating loss carry forwards of approximately $170.4 million at December 31, 2016. The losses will expire in years 2027 through 2036. Approximately $69.0 million of the losses are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be fully realized.
At December 31, 2016 and 2015, we have an alternative minimum tax credit carry forward of approximately $19.4 million and $19.0 million, respectively. The credit carry forward may be carried forward indefinitely to offset any excess of regular tax liability over alternative minimum tax liability subject to certain limitations.
At the end of each reporting period as presented, there were no material amounts of interest and penalties recognized in the statement of operations or balance sheets. We have no material unrecognized tax benefits or any known material tax contingencies at December 31, 2016 or December 31, 2015 and do not expect this to change significantly within the next twelve months. Tax returns filed with the IRS for the years 2013 through 2015 along with tax returns filed with numerous state entities remain subject to examination.
The income tax expense or benefit (in thousands) differed from the amount that would be provided by applying the U.S. federal statutory rate for the years ended December 31, 2016, 2015 and 2014 due to the following:

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2016	2015	2014
Income tax benefit (expense) computed at U.S. federal statutory rate	$27,211	$(41)	$(55,553)
Decrease (increase) resulting from:
Statutory depletion	4,734	8,918	15,548
Prior year tax return reconciliation	435	393	1,018
State income taxes, net of federal benefit	2,369	1,370	(3,416)
Domestic production deduction	—	—	3,911
Equity compensation	2,003	—	—
Other, net	(63)	1,111	1,309
Income tax benefit (expense)	$36,689	$11,751	$(37,183)
The largest permanent item in computing both our effective tax rate and taxable income is the deduction allowed for statutory depletion. The deduction for statutory depletion does not necessarily change proportionately to changes in income before income taxes.
NOTE R—OBLIGATIONS UNDER GUARANTEES
We have indemnified Travelers Casualty and Surety Company of America (“Travelers”) against any loss Travelers may incur in the event that holders of surety bonds, issued on behalf of us by Travelers, execute the bonds. As of December 31, 2016, Travelers had $10.5 million in bonds outstanding for us. The majority of these bonds ($10.1 million) relate to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to such indefinite purposes as licenses, permits, and tax collection.
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
The Industrial & Specialty Products segment consists of over 215 products and materials used in a variety of industries including, container glass, fiberglass, specialty glass, flat glass, building products, fillers and extenders, foundry products, chemicals, recreation products and filtration products.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents sales and segment contribution margin (in thousands) for the reporting segments and other operating results not allocated to the reported segments for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
Sales:
Oil & Gas Proppants	$362,550	$430,435	$662,770
Industrial & Specialty Products	197,075	212,554	213,971
Total sales	$559,625	$642,989	$876,741
Segment contribution margin:
Oil & Gas Proppants	$11,445	$88,928	$256,137
Industrial & Specialty Products	78,988	70,137	61,102
Total segment contribution margin	$90,433	$159,065	$317,239
Operating activities excluded from segment cost of goods sold	(8,103)	(11,142)	(7,082)
Selling, general and administrative	(67,727)	(62,777)	(88,971)
Depreciation, depletion and amortization	(68,134)	(58,474)	(45,019)
Interest expense	(27,972)	(27,283)	(18,202)
Other income, net, including interest income	3,758	728	758
Income tax benefit (expense)	$36,689	11,751	(37,183)
Net income (loss)	$(41,056)	$11,868	$121,540
Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. Goodwill of $241.0 million has been allocated to these segments with $220.3 million assigned to Oil & Gas Proppants and $20.7 million to Industrial & Specialty Products.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE T—UNAUDITED SUPPLEMENTARY DATA
The following table sets forth our unaudited quarterly consolidated statements of operations (in thousands, except per share data) for each of the four quarters in the years ended December 31, 2016 and 2015. This unaudited quarterly information has been prepared on the same basis as our annual audited financial statements and includes all adjustments, consisting only of normal recurring adjustments that are necessary to present fairly the financial information for the fiscal quarters presented. The income tax benefit amounts for 2016 first quarter and second quarter include the impacts from the early adoption of ASU 2016-09 discussed in Note B - Summary of Significant Accounting Policies.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016:	(Unaudited)
Sales	$122,510	$116,994	$137,748	$182,373
Cost of goods sold (excluding depreciation, depletion and amortization)	106,751	102,707	119,426	148,411
Operating expenses
Selling, general and administrative	15,503	14,585	18,472	19,167
Depreciation, depletion and amortization	14,556	15,209	17,175	21,194
	$30,059	$29,794	$35,647	$40,361
Operating loss	(14,300)	(15,507)	(17,325)	(6,399)
Other income (expense)
Interest expense	(6,643)	(6,647)	(6,684)	(7,998)
Other income, net, including interest income	1,790	608	493	867
	$(4,853)	$(6,039)	$(6,191)	$(7,131)
Loss before income taxes	(19,153)	(21,546)	(23,516)	(13,530)
Income tax benefit	8,150	9,774	12,177	6,588
Net loss	$(11,003)	$(11,772)	$(11,339)	$(6,942)
Loss per share, basic	$(0.20)	$(0.19)	$(0.17)	$(0.09)
Loss per share, diluted	$(0.20)	$(0.19)	$(0.17)	$(0.09)
Weighted average shares outstanding, basic	54,470	63,417	66,676	75,539
Weighted average shares outstanding, diluted	54,470	63,417	66,676	75,539
Dividends declared per share	$0.06	$0.06	$0.06	$0.06

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015:	(Unaudited)
Sales	$203,958	$147,511	$155,408	$136,112
Cost of goods sold (excluding depreciation, depletion and amortization)	138,653	117,200	122,599	116,614
Operating expenses
Selling, general and administrative	26,961	6,575	13,559	15,682
Depreciation, depletion and amortization	13,243	13,695	15,158	16,378
	$40,204	$20,270	$28,717	$32,060
Operating income (loss)	25,101	10,041	4,092	(12,562)
Other income (expense)
Interest expense	(6,836)	(6,928)	(6,684)	(6,835)
Other income (loss), net, including interest income	11	498	309	(90)
	$(6,825)	$(6,430)	$(6,375)	$(6,925)
Income before income taxes	18,276	3,611	(2,283)	(19,487)
Income tax benefit (expense)	(3,453)	6,342	4,695	4,167
Net income (loss)	$14,823	$9,953	$2,412	$(15,320)
Earnings (loss) per share, basic	$0.28	$0.19	$0.05	$(0.29)
Earnings (loss) per share, diluted	$0.28	$0.18	$0.04	$(0.29)
Weighted average shares outstanding, basic	53,416	53,303	53,321	53,323
Weighted average shares outstanding, diluted	53,869	53,857	53,742	53,323
Dividends declared per share	$0.13	$0.13	$0.13	$0.06

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE U—PARENT COMPANY FINANCIALS

U.S. SILICA HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31,
	2016	2015
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$534,378	$58,579
Short-term investments	—	21,849
Total current assets	534,378	80,428
Investment in subsidiaries	854,860	417,462
Total assets	$1,389,238	$497,890
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses and other current liabilities	$461	$107
Dividends payable	5,222	3,453
Due to affiliates	110,265	110,159
Total current liabilities	115,948	113,719
Deferred income taxes, net	—	4
Total liabilities	115,948	113,723
Stockholders’ Equity:
Preferred stock	—	—
Common stock	811	539
Additional paid-in capital	1,129,051	194,670
Retained earnings	163,173	220,974
Treasury stock, at cost	(3,869)	(15,845)
Accumulated other comprehensive loss	(15,876)	(16,171)
Total stockholders’ equity	1,273,290	384,167
Total liabilities and stockholders’ equity	$1,389,238	$497,890

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. SILICA HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share amounts)
Revenue	$—	$—	$—
Cost of revenue	—	—	—
Operating expenses
Selling, general and administrative	184	185	184
Other	10	19	—
	194	204	184
Operating loss	(194)	(204)	(184)
Other income (expense)
Interest income	1,046	262	278
Early extinguishment of debt	—	—	—
Other income, net, including interest income	—	1	—
	1,046	263	278
Income before income taxes and equity in net earnings of subsidiaries	852	59	94
Income tax benefit (expense)	(344)	(24)	(38)
Income before equity in net earnings of subsidiaries	508	35	56
Equity in earnings of subsidiaries, net of tax	(41,564)	11,833	121,484
Net income (loss)	(41,056)	11,868	121,540
Other comprehensive income (loss), net of deferred income taxes:
Unrealized gain (loss) on investments (net of tax of ($4), $29, and ($8) for 2016, 2015, and 2014, respectively)	(6)	47	(14)
Unrealized loss on derivatives, (net of tax of $29, $34 and ($32) for 2016, 2015 and 2014, respectively)	49	53	(55)
Pension and post-retirement liability (net of tax of $152, $2,469, and ($9,678) for 2016, 2015 and 2014, respectively)	252	3,547	(15,732)
Other comprehensive income (loss), net of deferred income taxes	295	3,647	(15,801)
Comprehensive income (loss) attributable to U.S. Silica Holdings, Inc.	$(40,761)	$15,515	$105,739

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. SILICA HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

						Accumulated
			Additional		Retained	Other	Total
	Par	Treasury	Paid-In		Earnings-	Comprehensive	Stockholders'
	Value	Stock	Capital		Present	Income (Loss)	Equity
Balance at January 1, 2014	$534	$—	$174,799		$137,978	$(4,017)	$309,294
Net income	—	—	—		121,540	—	121,540
Unrealized loss on derivatives	—	—	—		—	(55)	(55)
Unrealized loss on short-term investments	—	—	—	—	—	(14)	(14)
Pension and post-retirement liability	—	—	—		—	(15,732)	(15,732)
Cash dividend declared ($0.500 per share)	—	—	—		(26,967)	—	(26,967)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	7,487		—	—	7,487
Excess tax benefit from equity compensation	—	—	3,813		—	—	3,813
Proceeds from options exercised	4	572	4,987		—	—	5,563
Shares withheld for employee taxes related to
vested restricted stock and stock units	1	(615)	—		—	—	(614)
Repurchase of common stock	—	(499)	—		—	—	(499)
Balance at December 31, 2014	539	(542)	191,086		232,551	(19,818)	403,816
Net income	—	—	—		11,868	—	11,868
Unrealized gain on derivatives	—	—	—		—	53	53
Unrealized gain on short-term investments	—	—	—		—	47	47
Pension and post-retirement liability	—	—	—		—	3,547	3,547
Cash dividend declared ($0.438 per share)	—	—	—		(23,445)	—	(23,445)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	3,857		—	—	3,857
Proceeds from options exercised	—	744	(271)		—	—	473
Shares withheld for employee taxes related to
vested restricted stock and stock units	—	(792)	(2)		—	—	(794)
Repurchase of common stock	—	(15,255)	—		—	—	(15,255)
Balance at December 31, 2015	539	(15,845)	194,670		220,974	(16,171)	384,167
Net loss	—	—	—		(41,056)	—	(41,056)
Issuance of common stock (stock offerings net of issuance costs of $25,732)	272	—	931,016		—	—	931,288
Unrealized gain on derivatives	—	—	—		—	49	49
Unrealized loss on short-term investments	—	—	—		—	(6)	(6)
Pension and post-retirement liability	—	—	—		—	252	252
Cash dividend declared ($0.25 per share)	—	—	—		(16,893)	—	(16,893)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	12,107		—	—	12,107
Excess tax benefit from equity-based compensation	—	—	—		148	—	148
Proceeds from options exercised	—	8,465	(3,640)		—	—	4,825
Issuance of restricted stock	—	1,437	(1,437)		—	—	—
Shares withheld for employee taxes related to
vested restricted stock and stock units	—	2,074	(3,665)		—	—	(1,591)
Balance at December 31, 2016	$811	$(3,869)	$1,129,051		$163,173	$(15,876)	$1,273,290

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. SILICA HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Operating activities:
Net income (loss)	$(41,056)	$11,868	$121,540
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Undistributed (Income) loss from equity method investment, net	41,564	(11,833)	(121,484)
Other	(30)	(195)	(213)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts payable and accrued liabilities	353	29	36
Net cash provided by (used in) operating activities	831	(131)	(121)
Investing activities:
Proceeds from sales and maturities of short-term investments	21,872	53,568	—
Investment in subsidiary	(188,177)	—	—
Net cash provided by (used in) investing activities	(166,305)	53,568	—
Financing activities:
Dividends paid	(15,125)	(26,797)	(26,871)
Repurchase of common stock	—	(15,255)	(499)
Proceeds from options exercised	4,603	473	5,563
Tax payments related to shares withheld for vested restricted stock and stock units	(1,590)	(794)	(614)
Issuance of common stock (secondary offering)	678,791	—	—
Issuance of treasury stock	221	—	—
Costs of common stock issuance	(25,733)	—	—
Net financing activities with subsidiaries	106	223	211
Net cash provided by (used in) financing activities	641,273	(42,150)	(22,210)
Net increase in cash and cash equivalents	475,799	11,287	(22,331)
Cash and cash equivalents, beginning of period	58,579	47,292	69,623
Cash and cash equivalents, end of period	$534,378	$58,579	$47,292
Non-cash financing activities:
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$(1,046)	$(263)	$(278)
Non-cash transactions
Common stock issued for business acquisitions	$278,229	$—	$—

Notes to Condensed Financial Statements of Registrant (Parent Company Only)

These condensed parent company only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, because the restricted net assets of the subsidiaries of U.S. Silica Holdings, Inc. (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the consolidated net assets of the Company. The ability of the Company's operating subsidiaries to pay dividends may be restricted due to the terms of the Company's senior credit facility, as discussed in Note I - Debt and Capital Leases to the audited consolidated financial statements.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These condensed parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements; the only exceptions are that (a) the parent company accounts for its subsidiaries using the equity method of accounting, (b) taxes are allocated to the parent from the subsidiary using the separate return method, and (c) intercompany loans are not eliminated. In the parent company financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. These condensed parent company financial statements should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere in this report.

No cash dividends were paid to the parent by its consolidated entities for the years presented in the condensed financial statements.
NOTE V—SUBSEQUENT EVENTS
On January 5, 2017, we paid a cash dividend of $0.0625 per share to common stockholders of record on December 15, 2016, as had been declared by our Board of Directors on November 7, 2016.
On February 16, 2017, our Board of Directors declared a quarterly cash dividend of $0.0625 per share to common stockholders of record at the close of business on March 15, 2017, payable on April 5, 2017.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As noted in the COSO framework, an internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance to management and the Board of Directors regarding achievement of an entity's financial reporting objectives. We have excluded the internal control over financial reporting of NBI and Sandbox from the evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016. Both entities were acquired in August 2016. This decision is based upon the significance of NBI and Sandbox and the timing of integration efforts underway to transition NBI's and Sandbox's processes, information technology systems and other components of internal control over financial reporting to our internal control structure. NBI's total assets represented 16% of the related consolidated total assets as of December 31, 2016. Sandbox's total assets and revenues represented 13% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016. We have expanded our consolidation and disclosure controls and procedures to include NBI and Sandbox, and we continue to assess the current internal control over financial reporting. Based upon the evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2016.
Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2016, as stated in their report below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
U.S. Silica Holdings, Inc.
We have audited the internal control over financial reporting of U.S. Silica Holdings, Inc. a Delaware corporation and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Tyler Silica Company (“NBI”), wholly-owned subsidiary, whose financial statements reflect total assets constituting 16 percent and of Sandbox Enterprises, LLC (“Sandbox”), wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 13 and 6 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016. As indicated in Management’s Report, NBI and Sandbox were acquired during 2016. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of NBI and Sandbox.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated February 23, 2017 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Baltimore, Maryland
February 23, 2017

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to directors and corporate governance will be set forth under “Proposal No. 1: Election of Directors” in the 2017 Proxy Statement and incorporated herein by reference.
The information required by this item with respect to executive officers of U.S. Silica, pursuant to instruction 3 of paragraph (b) of Item 401 of Regulation S-K, is set forth following Part I, Item 1 of this Annual Report on Form 10-K under “Executive Officers of the Registrant”.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item will be set forth under “Executive and Director Compensation” and “Report of Compensation Committee” in the 2017 Proxy Statement and incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management will be set forth under “Stock Ownership” in the 2017 Proxy Statement and incorporated herein by reference.
The information required by Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is furnished as a separate item captioned “Securities Authorized for Issuance Under Equity Compensation Plans” included in Part II, Item 5 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth under “Transactions with Related Persons” and “Determination of Independence” in the 2017 Proxy Statement and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be set forth under “Ratification of Grant Thornton LLP as Independent Registered Public Accounting Firm for 2017” in the 2017 Proxy Statement and incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this report:

a)	Consolidated Financial Statements
The Consolidated Financial Statements, together with the report thereon of Grant Thornton LLP, dated February 23, 2017, are included as part of Item 8, “Financial Statements and Supplementary Data.”

b)	Financial Statement Schedules
Schedule I - Condensed Financial Information of Parent (U.S. Silica Holdings, Inc.) at December 31, 2016 and 2015 and for the years ended December 31 2016, 2015 and 2014 is included in Note U to the Consolidated Financial Statements.

c)	Exhibits required to be filed by Item 601 of Regulation S-K
The information called for by this Item is incorporated herein by reference from the Exhibit Index included in this Annual Report.

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd day of February, 2017.

U.S. Silica Holdings, Inc.

/s/ BRYAN A. SHINN
Name: Bryan A. Shinn
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ BRYAN A. SHINN	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2017
Bryan A. Shinn

/S/ DONALD A. MERRIL	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2017
Donald A. Merril

/S/ CHARLES SHAVER	Chairman of the Board	February 23, 2017
Charles Shaver

/S/ PETER BERNARD	Director	February 23, 2017
Peter Bernard

/S/ WILLIAM J. KACAL	Director	February 23, 2017
William J. Kacal

/S/ J. MICHAEL STICE	Director	February 23, 2017
J. Michael Stice

S-1

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1#	Agreement and Plan of Merger, dated as of July 15, 2016, by and among U.S. Silica Holdings, Inc., New Birmingham Merger Corp., NBI Merger Subsidiary II, Inc., New Birmingham, Inc. and each of David Durrett and Erik Dall, as representatives of the sellers and optionholders.	10-Q	001-35416	2.1	November 4, 2016
2.2#	Membership Unit Purchase Agreement, dated as of August 1, 2016, by and among U.S. Silica Company, U.S. Silica Holdings, Inc., Sandbox Enterprises, LLC, the members of Sandbox Enterprises, LLC and Sandy Creek Capital, LLC, as representative of the sellers.	10-Q	001-35416	2.2	November 4, 2016
3.1	Second Amended and Restated Certificate of Incorporation of U.S. Silica Holdings, Inc., effective January 31, 2012.	8-K	001-35416	3.1	February 6, 2012
3.2	Second Amended and Restated Bylaws of U.S. Silica Holdings, Inc., effective January 31, 2012.	8-K	001-35416	3.2	February 6, 2012
3.3	Certificate of Change of Registered Agent and/or Registered Office.	8-K	001-35416	3.1	May 11, 2015
4.1	Specimen Common Stock Certificate.	S-1/A	333-175636	4.1	December 7, 2011
4.2	Registration Rights Agreement, dated as of August 16, 2016, by and among U.S. Silica Holdings, Inc. and each person identified on the signature pages thereto.	S-3ASR	333-213870	4.1	September 29, 2016
4.3	Registration Rights Agreement, dated as of August 22, 2016, by and among U.S. Silica Holdings, Inc. and each person identified on the signature pages thereto.	S-3ASR	333-213870	4.2	September 29, 2016
10.1	Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of July 23, 2013, by and among USS Holdings, Inc. as Parent, U.S. Silica Company as Company, the Subsidiary Guarantors listed therein as Subsidiary Guarantors, the Lenders listed therein as Lenders and BNP Paribas as Administrative Agent.	8-K	001-35416	10.10	July 29, 2013
10.2+	Employment Agreement, dated as of March 22, 2012, by and between U.S. Silica Company and Bryan A. Shinn.	8-K	001-35416	10.11	March 22, 2012
10.3+	Amended and Restated 2011 Incentive Compensation Plan.	8-K	001-35416	10.1	May 11, 2015
10.4+	Form of Incentive Stock Option Agreement.	S-1/A	333-175636	10.15	August 29, 2011
10.5+	Form of Restricted Stock Agreement.	S-1/A	333-175636	10.16	August 29, 2011
10.6+	Form of Nonqualified Stock Option Agreement.	S-1/A	333-175636	10.17	August 29, 2011
10.7+	Form of Stock Appreciation Rights Agreement.	S-1/A	333-175636	10.18	August 29, 2011
10.8+	Form of Restricted Stock Unit Agreement.	S-1/A	333-175636	10.19	August 29, 2011
10.9+	Form of Performance Share Unit Agreement.	10-K	001-35416	10.12	February 26, 2014
10.10	Form of Indemnification Agreement.	S-1/A	333-175636	10.20	December 29, 2011
10.11+	Letter Agreement, dated as of December 27, 2011, by and between William J. Kacal and U.S. Silica Holdings, Inc.	S-1/A	333-175636	10.24	December 29, 2011
10.12+	Letter Agreement, dated April 27, 2012, by and between Peter Bernard and U.S. Silica Holdings, Inc.	8-K	001-35416	10.10	May 1, 2012
10.13+	Letter Agreement, dated October 8, 2013, by and between J. Michael Stice and U.S. Silica Holdings, Inc.	8-K	001-35416	10.10	October 11, 2013
10.14+	Omnibus Amendment dated February 18, 2016 to Award Agreements.	8-K	001-35416	10.3	February 23, 2016

E-1

10.15+	Amendment No. 1 dated July 25, 2014 to Restricted Stock Agreement dated November 6, 2012 with Bryan A. Shinn.	8-K	001-35416	10.10	July 30, 2014
10.16+	Omnibus Amendment dated July 25, 2014 to Award Agreements with Bryan A. Shinn.	8-K	001-35416	10.2	July 30, 2014
10.17+	Joinder Agreement to Second Amended and Restated Credit Agreement, dated as of December 5, 2014.	8-K	001-35416	10.1	December 11, 2014
10.18+	Form of Nonqualified Stock Option Agreement.	10-K	001-35416	10.2	February 25, 2015
10.19+	Change in Control Severance Plan of U.S. Silica Holdings, Inc.	8-K	001-35416	10.1	February 23, 2016
10.20+	Amendment dated February 18, 2016 to Employment Agreement by and between U.S. Silica Holdings, Inc. and Bryan Shinn.	8-K	001-35416	10.2	February 23, 2016
10.21+	Form of Performance Share Unit Agreement (TSR metric).	10-K	001-35416	10.4	April 27, 2016
10.22*+	Omnibus Amendment dated November 3, 2016 to Award Agreements.
10.23*+	Amendment No. 1 dated November 3, 2016 to Amended and Restated 2011 Incentive Compensation Plan
21.1*	List of subsidiaries of U.S. Silica Holdings, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification by Bryan A. Shinn, Chief Executive Officer.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification by Donald A. Merril, Chief Financial Officer.
32.1*	Section 1350 Certification by Bryan A. Shinn, Chief Executive Officer.
32.2*	Section 1350 Certification by Donald A. Merril, Chief Financial Officer.
95.1*	Mine Safety Disclosure
99.1*	Consent of PropTester, Inc.
101*	101.INS XBRL Instance
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