Form 10-Q
period 2017-03-31
U.S. SILICA HOLDINGS, INC.
filed 2017-04-25
CIK 1524741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 14(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 21, 2017, 81,117,378 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

U.S. Silica Holdings, Inc.
FORM 10-Q
For the Quarter Ended March 31, 2017

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2017	December 31, 2016
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$660,903	$711,225
Accounts receivable, net	139,970	89,006
Inventories, net	69,458	78,709
Prepaid expenses and other current assets	12,401	12,323
Income tax deposits	1,397	1,682
Total current assets	884,129	892,945
Property, plant and mine development, net	806,288	783,313
Goodwill	242,301	240,975
Trade names	32,318	32,318
Intellectual property, net	57,524	57,270
Customer relationships, net	49,882	50,890
Other assets	14,798	15,509
Total assets	$2,087,240	$2,073,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$71,951	$70,778
Dividends payable	5,223	5,221
Accrued liabilities	13,202	13,034
Accrued interest	69	169
Current portion of long-term debt	5,034	4,821
Current portion of capital leases	2,190	2,237
Current portion of deferred revenue	18,926	13,700
Total current liabilities	116,595	109,960
Long-term debt	507,484	508,417
Deferred revenue	66,360	58,090
Obligations under capital lease	425	717
Liability for pension and other post-retirement benefits	56,363	56,746
Deferred income taxes, net	49,643	50,075
Other long-term obligations	16,474	15,925
Total liabilities	813,344	799,930
Stockholders’ Equity:
Preferred stock	—	—
Common stock	812	811
Additional paid-in capital	1,131,253	1,129,051
Retained earnings	160,600	163,173
Treasury stock, at cost	(3,422)	(3,869)
Accumulated other comprehensive loss	(15,347)	(15,876)
Total stockholders’ equity	1,273,896	1,273,290
Total liabilities and stockholders’ equity	$2,087,240	$2,073,220
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Sales:
Product	$209,321	$121,627
Service	35,476	883
Total sales	244,797	122,510
Cost of sales (excluding depreciation, depletion and amortization):
Product	162,637	106,629
Service	24,838	122
Total cost of sales (excluding depreciation, depletion and amortization)	187,475	106,751
Operating expenses:
Selling, general and administrative	22,341	15,503
Depreciation, depletion and amortization	21,599	14,556
Total operating expenses	43,940	30,059
Operating income (loss)	13,382	(14,300)
Other income (expense):
Interest expense	(7,646)	(6,643)
Other income (expense), net, including interest income	(4,928)	1,790
Total other expense	(12,574)	(4,853)
Income (loss) before income taxes	808	(19,153)
Income tax benefit	1,714	8,150
Net income (loss)	$2,522	$(11,003)
Earnings (loss) per share:
Basic	$0.03	$(0.20)
Diluted	$0.03	$(0.20)
Weighted average shares outstanding:
Basic	80,983	54,470
Diluted	82,244	54,470
Dividends declared per share	$0.06	$0.06
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$2,522	$(11,003)
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives (net of tax of ($22) and $21 for the three months ended March 31, 2017 and 2016, respectively)	(36)	35
Unrealized loss on investments (net of tax of $0 and ($3) for the three months ended March 31, 2017 and 2016, respectively)	—	(5)
Pension and other post-retirement benefits liability adjustment (net of tax of $340 and $(1,541) for the three months ended March 31, 2017 and 2016, respectively)	565	(2,558)
Comprehensive income (loss)	$3,051	$(13,531)
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited; dollars in thousands, except per share amounts)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2016	$811	$(3,869)	$1,129,051	$163,173	$(15,876)	$1,273,290
Net income	—	—	—	2,522	—	2,522
Unrealized loss on derivatives	—	—	—	—	(36)	(36)
Pension and post-retirement liability	—	—	—	—	565	565
Cash dividend declared ($0.0625 per share)	—	—	—	(5,095)	—	(5,095)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	5,510	—	—	5,510
Proceeds from options exercised	—	715	(198)	—	—	517
Shares withheld for employee taxes related to vested restricted stock and stock units	1	(268)	(3,110)	—	—	(3,377)
Balance at March 31, 2017	$812	$(3,422)	$1,131,253	$160,600	$(15,347)	$1,273,896
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income (loss)	$2,522	$(11,003)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	21,599	14,556
Debt issuance amortization	347	348
Original issue discount amortization	94	96
Deferred income taxes	(1,726)	(8,220)
Deferred revenue	(4,689)	(1,250)
Gain (loss) on disposal of property, plant and equipment	59	8
Equity-based compensation	5,510	1,906
Bad debt provision, net of recoveries	783	150
Other	1,012	653
Changes in operating assets and liabilities:
Accounts receivable	(51,747)	(522)
Inventories	9,251	(2,087)
Prepaid expenses and other current assets	(78)	(454)
Income taxes	68	5,644
Accounts payable and accrued liabilities	831	(4,398)
Accrued interest	(100)	(1)
Liability for pension and other post-retirement benefits	497	820
Net cash used in operating activities	(15,767)	(3,754)
Investing activities:
Capital expenditures	(23,647)	(6,068)
Capitalized intellectual property costs	(1,245)	—
Maturities of short-term investments	—	15,020
Proceeds from sale of property, plant and equipment	12	58
Net cash provided by (used in) investing activities	(24,880)	9,010
Financing activities:
Dividends paid	(5,092)	(3,388)
Issuance of common stock	—	200,000
Common stock issuance costs	—	(13,798)
Proceeds from options exercised	517	22
Tax payments related to shares withheld for vested restricted stock	(3,377)	(499)
Repayment of long-term debt	(1,405)	(1,275)
Principal payments on capital lease obligations	(318)	—
Net cash provided by (used in) financing activities	(9,675)	181,062
Net increase (decrease) in cash and cash equivalents	(50,322)	186,318
Cash and cash equivalents, beginning of period	711,225	277,077
Cash and cash equivalents, end of period	$660,903	$463,395
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$6,157	$5,298
Taxes, net of refunds	$(57)	$(5,574)
Non-cash Items:
Equipment received	$18,185	$—
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; dollars in thousands, except per share amounts)
NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The accompanying Condensed Consolidated Financial Statements (the “Financial Statements”) of U.S. Silica Holdings, Inc. (“Holdings,” and together with its subsidiaries “we,” “us” or the “Company”) included in this Quarterly Report on Form 10-Q, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). They do not contain certain information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016; therefore, the interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of the Financial Statements have been included. Such adjustments are of a normal, recurring nature. We have reclassified certain immaterial amounts in the prior years’ operating activities section of the consolidated statement of cash flows to conform to the current year presentation. These reclassifications had no effect on previously reported net cash flows from operations.
In order to make this report easier to read, we refer throughout to (i) our Condensed Consolidated Balance Sheets as our “Balance Sheets,” (ii) our Condensed Consolidated Statements of Operations as our “Income Statements,” and (iii) our Condensed Consolidated Statements of Cash Flows as our “Cash Flows.”
Unaudited Interim Financial Statements
The accompanying Balance Sheet as of March 31, 2017; the Income Statements and Condensed Consolidated Statements of Comprehensive Income and Cash Flows for the three months ended March 31, 2017 and 2016; the Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2017; and other information disclosed in the related notes are unaudited. The Balance Sheet as of December 31, 2016 was derived from our audited consolidated financial statements as included in our 2016 Annual Report.
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
Recently Issued Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2017-07 Compensation-Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit ("ASU2017-07"). ASU 2017-07 amends presentation requirements related to reporting the service cost component of net benefit costs to require that the service cost component be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period, disaggregating the component from other net benefit costs. ASU 2017-07 also limits the components of net benefit cost eligible to be capitalized to service cost. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, including interim periods within those annual periods for public business entities. We are currently evaluating the impact of this accounting standard on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 from the goodwill impairment test. It is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed with a measurement date after January 1, 2017. We are currently evaluating the impact of this accounting standard on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). The new guidance clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early application of the amendments in ASU 2017-01 is allowed for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance.
NOTE B—CAPITAL STRUCTURE AND ACCUMULATED COMPREHENSIVE INCOME
Common Stock
Our Amended and Restated Certificate of Incorporation authorizes up to 500,000,000 shares of common stock, par value of $0.01. Subject to the rights of holders of any series of preferred stock, all of the voting power of the stockholders of Holdings shall be vested in the holders of the common stock. There were 81,069,660 shares of common stock issued and outstanding at March 31, 2017. As of March 31, 2016, there were 63,481,699 shares issued and outstanding.
During the three months ended March 31, 2017, our Board of Directors declared quarterly cash dividends as follows:

Dividends per Common Share	Declaration Date	Record Date	Payable Date
$0.0625	February 16, 2017	March 15, 2017	April 5, 2017
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
There were no shares of preferred stock issued or outstanding at either March 31, 2017 or December 31, 2016. At present, we have no plans to issue any preferred stock.
Employee Stock Awards
We grant stock options, restricted stock, restricted stock units and performance share units to our employees and directors under the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan. The weighted-average stock awards (in thousands) that are anti-dilutive and are therefore excluded from the calculation of our diluted earnings per common share are:

	Three Months Ended March 31,
	2017	2016
Weighted-average outstanding stock options excluded	195	1,306
Weighted-average outstanding restricted stock awards excluded	—	367

Share Repurchase Program
We are authorized by our Board of Directors to repurchase shares of our outstanding common stock from time to time on the open market or in privately negotiated transactions. As of March 31, 2017, we are authorized to repurchase up to $50 million of our common stock through December 11, 2017. Stock repurchases, if any, will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. Under our share repurchase program, as of March 31, 2017, we have repurchased 706,093 shares of our common stock at an average price of $23.83 and are authorized to repurchase up to an additional $33.2 million of our common stock.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income (loss) consists of fair value adjustments associated with cash flow hedges and accumulated adjustments for net experience losses and prior service cost related to employee benefit plans. The following table presents the changes in accumulated other comprehensive income (in thousands) by component during the three months ended March 31, 2017:

	For the Three Months Ended March 31, 2017
	Unrealized gain/(loss) on cash flow hedges	Unrealized gain/(loss) on short-term investments	Pension and other post-retirement benefits liability	Total
Beginning Balance	$(32)	$—	$(15,844)	$(15,876)
Other comprehensive income (loss) before reclassifications	(36)	—	250	214
Amounts reclassed from accumulated other comprehensive income	—	—	315	315
Ending Balance	$(68)	$—	$(15,279)	$(15,347)
Amounts reclassified from accumulated other comprehensive income (loss) related to cash flow hedges category are included in interest expense in our Income Statements and amounts reclassified related to pension and other post-retirement benefits liability category are included in the computation of net periodic pension costs, respectively, at before tax amounts.
NOTE C—ACCOUNTS RECEIVABLE
At March 31, 2017 and December 31, 2016, accounts receivable (in thousands) consisted of the following:

	March 31, 2017	December 31, 2016
Trade receivables	$145,146	$93,982
Less: Allowance for doubtful accounts	(6,613)	(7,042)
Net trade receivables	138,533	86,940
Other receivables	1,437	2,066
Total accounts receivable	$139,970	$89,006
Changes in our allowance for doubtful accounts (in thousands) during the three months ended March 31, 2017 are as follows:

March 31, 2017
Beginning balance	$7,042
Bad debt provision	783
Write-offs	(1,212)
Ending balance	$6,613

NOTE D—INVENTORIES
At March 31, 2017 and December 31, 2016, inventories (in thousands) consisted of the following:

	March 31, 2017	December 31, 2016
Supplies	$19,410	$18,824
Raw materials and work in process	22,525	25,161
Finished goods	27,523	34,724
Total inventories	$69,458	$78,709
NOTE E—PROPERTY, PLANT AND MINE DEVELOPMENT
At March 31, 2017 and December 31, 2016, property, plant and mine development (in thousands) consisted of the following:

	March 31, 2017	December 31, 2016
Mining property and mine development	$415,334	$414,434
Asset retirement cost	8,062	8,062
Land	35,052	35,052
Land improvements	43,205	42,738
Buildings	52,208	52,178
Machinery and equipment	471,512	450,881
Furniture and fixtures	2,635	2,566
Construction-in-progress	64,022	43,790
	1,092,030	1,049,701
Accumulated depletion, depreciation and amortization	(285,742)	(266,388)
Total property, plant and mine development, net	$806,288	$783,313
At March 31, 2017, the aggregate cost of the machinery and equipment acquired under capital leases was $4.7 million, reduced by accumulated depreciation of $0.4 million.
NOTE F—DEBT AND CAPITAL LEASES
At March 31, 2017 and December 31, 2016, debt (in thousands) consisted of the following:

	March 31, 2017	December 31, 2016
Senior secured credit facility:
Revolver expiring July 23, 2018 (5.5% at March 31, 2017 and 5.25% at December 31, 2016)	$—	$—
Term loan facility—final maturity July 23, 2020 (4.2% - 4.7% at March 31, 2017 and 4%-4.5% at December 31, 2016)	492,900	494,175
Less: Unamortized original issue discount	(1,224)	(1,318)
Less: Unamortized debt issuance cost	(4,135)	(4,482)
Note payable secured by royalty interest	23,134	23,076
Customer note payable	1,843	1,787
Total debt	512,518	513,238
Less: current portion	(5,034)	(4,821)
Total long-term portion of debt	$507,484	$508,417
Revolving Line-of-Credit
We have a $50 million revolving line-of-credit (the “Revolver”), with zero drawn and $4.0 million allocated for letters of credit as of March 31, 2017, leaving $46.0 million available under the Revolver.

Senior Secured Credit Facility
At March 31, 2017, contractual maturities of long-term debt (in thousands) are as follows:

2017	$3,825
2018	5,100
2019	5,100
2020	478,875
$492,900
Our senior secured credit facility is secured by a pledge of substantially all of our assets, including accounts receivable, inventory, property, plant and mine development, and a pledge of the equity interests in certain of our subsidiaries. The facility contains covenants that, among other things, govern our ability to create, incur or assume indebtedness and liens, to make acquisitions or investments, to sell assets and to pay dividends. This includes a restriction on the ability of our operating subsidiaries to make distributions to us to the extent that the incurrence ratio (as defined in the senior secured credit facility) after giving effect to the distribution is 3:1 or greater. The facility also requires us to maintain a consolidated total net leverage ratio of no more than 3.75:1.00 as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 25% of the Revolver commitment. As of March 31, 2017, we are in compliance with all covenants in accordance with our senior secured credit facility.
Note Payable Secured by Royalty Interest
In conjunction with the acquisition of New Birmingham, Inc. ("NBI") in August 2016, we assumed a note payable secured by a royalty interest. The monthly royalty payment is calculated based on future tonnages and sales related to the sand shipped from our Tyler, Texas facility. The note payable is due by June 30, 2032. The note does not provide a stated interest rate. The minimum payments (in thousands) for the next five years required by the note are as follows:

2017	1,313
2018	1,750
2019	1,750
2020	1,750
2021	1,750

Under this agreement once a certain number of tons have been shipped from the Tyler facility, the minimum payments will decrease to $0.5 million per year, subject to proration in the period this threshold is met.

The royalty note payable fair value was estimated to be $22.5 million on the acquisition date. The estimate was made using a discounted cash flow model which calculated the present value of projected future cash payments required under the agreement using a discounted rate of 14%. As of March 31, 2017, the note payable has a balance of $23.1 million. The effective interest rate based on the updated projected future cash payments is 16% at March 31, 2017.
Customer Note Payable
In connection with the acquisition of NBI in August 2016, we assumed a customer note payable that was entered into by NBI. NBI entered into an amendment effective January 1, 2016. Terms of the amended agreement call for repayment of $2.5 million at 0% interest, in equal monthly payments beginning January 1, 2016 for 60 months or $0.5 million per year. Additionally, the principal of this note payable can be reduced via future product load credit. We discounted the required future cash payments and projected product load credit using an effective interest rate of 3.5%. As of March 31, 2017, the note has a balance of $1.8 million.

Capital Leases
W enter into financing arrangements from time to time to purchase machinery and equipment utilized in operations. At March 31, 2017, scheduled future minimum lease payments under capital lease obligations (in thousands) are as follows:

2017	$1,941
2018	722
Total minimum lease payments	2,663
Less: amount representing interest	(48)
Present value of minimum lease payments	2,615
Less: current portion of capital lease obligations	(2,190)
Non-current portion of capital lease obligations	$425
NOTE G—DEFERRED REVENUE
On January 25, 2017, we entered into a service agreement with a customer and received equipment with fair value of $18.2 million. This amount represents future purchases and is recorded as deferred revenue which is recognized as revenues over a term of five years.
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
As of March 31, 2017, we had a liability of $11.4 million in other long-term obligations related to our asset retirement obligation. Changes in the asset retirement obligation (in thousands) during the three months ended March 31, 2017 are as follows:

March 31, 2017
Beginning balance	$11,159
Accretion	217
Ending balance	$11,376
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
Cash Equivalents
Due to the short-term maturity, we believe our cash equivalent instruments at March 31, 2017 and December 31, 2016 approximate their reported carrying values.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default of ourselves and our counterparties. However, as of March 31, 2017, we have assessed that the impact of the credit valuation adjustments on the overall valuation of our derivative positions is not significant. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
In accordance with the fair value hierarchy, the following table presents the fair value as of March 31, 2017 of those assets that we measure at fair value on a recurring basis:

	Level 1	Level 2	Total
Interest rate derivatives	$—	$14	$14
Net asset	$—	$14	$14
NOTE J—COMMITMENTS AND CONTINGENCIES
Future Minimum Annual Commitments at March 31, 2017:

(Amounts in thousands)	Operating Leases	Minimum Purchase Commitments
2017	$38,533	$16,570
2018	52,178	19,658
2019	46,566	17,359
2020	38,200	7,971
2021	32,235	5,736
Thereafter	76,330	12,800
Total future lease and purchase commitments	$284,042	$80,094
Operating Leases
We are obligated under certain operating leases for railroad cars, office space, mining property, mining/processing equipment and transportation and other equipment. Certain operating lease agreements include options to purchase the equipment for fair market value at the end of the original lease term. In general, the above leases include renewal options and provide that we pay for all utilities, insurance, taxes and maintenance. Expense related to operating leases and rental agreements totaled approximately $15.4 million and $12.9 million for the three months ended March 31, 2017 and 2016, respectively.
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

Other Commitments and Contingencies
Our operating subsidiary, U.S. Silica Company (“U.S. Silica”), has been named as a defendant in various product liability claims alleging silica exposure causing silicosis. During the three months ended March 31, 2017, no new claims were brought against U.S. Silica. As of March 31, 2017, there were 73 active silica-related products liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, it is not reasonably possible that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations that exceeds the accrual amounts.
We have recorded estimated liabilities for these claims in other long-term obligations as well as estimated recoveries under the indemnity agreement and an estimate of future recoveries under insurance in other assets on our consolidated balance sheets. As of both March 31, 2017, and December 31, 2016 other non-current assets included $0.3 million for insurance for third-party products liability claims and other long-term obligations included $1.3 million in third-party products claims liability.
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
In the three months ended March 31, 2017, we recorded a tax benefit of $1.5 million related to excess tax benefits on equity compensation pursuant to ASU 2016-09.
The effective tax rate was (212)% and 43% for the three months ended March 31, 2017 and 2016, respectively. The tax rate for the three months ended March 31, 2017 would have been (26)% without the equity compensation tax benefit recorded discretely.
Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes.
NOTE L— PENSION AND POST-RETIREMENT BENEFITS
We maintain a single-employer noncontributory defined benefit pension plan covering certain employees. Net pension benefit cost (in thousands) recognized for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017	2016
Service cost	$295	$288
Interest cost	883	1,235
Expected return on plan assets	(1,331)	(1,392)
Net amortization and deferral	693	481
Net pension benefit costs	$540	$612
In addition, we provide defined benefit post-retirement health care and life insurance benefits to some employees. Net periodic post-retirement benefit cost recognized for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017	2016
Service cost	$32	$44
Interest cost	192	306
Net amortization and deferral	54	135
Net post-retirement costs	$278	$485

The weighted average discount rate used to determine the projected pension and post-retirement obligations was updated during the three months ended March 31, 2017, and was decreased from 4.2% at December 31, 2016 to 4.1% at March 31, 2017. We made no contributions to the qualified pension plan for the three months ended March 31, 2017 and 2016. Total expected employer funding contributions during the fiscal year ending December 31, 2017 are $2.1 million for the pension plan and $1.4 million for the post-retirement medical and life plan.
NOTE M— OBLIGATIONS UNDER GUARANTEES
We have indemnified Travelers Casualty and Surety Company of America (“Travelers”) against any loss Travelers may incur in the event that holders of surety bonds, issued on behalf of us by Travelers, execute the bonds. As of March 31, 2017, Travelers had $10.6 million in bonds outstanding for us. The majority of these bonds, $10.3 million, relate to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to such indefinite purposes as licenses, permits, and tax collection.
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
In the Oil & Gas Proppants segment, we serve the oil and gas recovery market primarily by providing and delivering fracturing sand, or “frac sand,” which is pumped down oil and natural gas wells to prop open rock fissures and increase the flow rate of oil and natural gas from the wells.
The Industrial & Specialty Products segment consists of over 215 products and materials used in a variety of industries, including container glass, fiberglass, specialty glass, flat glass, building products, fillers and extenders, foundry products, chemicals, recreation products and filtration products.
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

The following table presents sales and segment contribution margin (in thousands) for the reporting segments and other operating results not allocated to the reported segments for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Sales:
Oil & Gas Proppants	$192,959	$73,865
Industrial & Specialty Products	51,838	48,645
Total sales	244,797	122,510
Segment contribution margin:
Oil & Gas Proppants	38,841	851
Industrial & Specialty Products	20,216	16,893
Total segment contribution margin	59,057	17,744
Operating activities excluded from segment cost of sales	(1,735)	(1,985)
Selling, general and administrative	(22,341)	(15,503)
Depreciation, depletion and amortization	(21,599)	(14,556)
Interest expense	(7,646)	(6,643)
Other income (loss), net, including interest income	(4,928)	1,790
Income tax benefit	1,714	8,150
Net income (loss)	$2,522	$(11,003)
Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. Goodwill of $242.3 million has been allocated to these segments with $221.6 million assigned to Oil & Gas Proppants and $20.7 million to Industrial & Specialty Products as of March 31, 2017.
NOTE O— SUBSEQUENT EVENTS
On April 4, 2017, we acquired a division of National Coatings Corporation that manufactures and distributes cool roof granules used in industrial roofing systems for cash consideration of approximately $18.7 million, subject to customary post-closing adjustments.
On April 5, 2017, we paid a cash dividend of $0.0625 per share to common stockholders of record on March 15, 2017, which had been declared by our Board of Directors on February 16, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the Condensed Consolidated Financial Statements and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as the Consolidated Financial Statements, the accompanying notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the "2016 Annual Report").
Overview
We are one of the largest domestic producers of commercial silica, a specialized mineral that is a critical input into a variety of attractive end markets. During our 117-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver 243 products to customers across these markets. After our acquisition of New Birmingham, Inc. ("NBI" or the "NBI Acquisition") on August 16, 2016, as of March 31, 2017, we operate 18 production facilities across the United States and control 463 million tons of reserves of commercial silica, which can be processed to make 225 million tons of finished products that meet American Petroleum Institute (API) frac sand specifications. On August 22, 2016, we completed the acquisition of Sandbox Enterprises, LLC ("Sandbox" or the “Sandbox Acquisition”) as a “last mile” logistics solution for frac sand in the oil and gas industry.
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
Declines in oil prices starting in 2015 reduced oil and gas drilling and completion activity in North America during 2015 and most of 2016. As of September 30, 2016, the U.S. land rig count had fallen over 70% from its peak in 2014. Demand for frac sand fell in conjunction with the rig count and activity levels, partially offset by higher proppant per well to optimize recovery and production rates. Beginning in the last quarter of 2016, leading indicators have suggested the stabilization and increase in North American oil and gas drilling and completion activity. As of March 31, 2017, U.S. land rig count has increased 25% since December 31, 2016. Driven by the corresponding increase in frac sand demand, sales, tons sold and average selling price all increased sequentially during the three months ended March 31, 2017 compared to the three months ended December 31, 2016 as summarized below.

Amounts in thousands except per ton data	Three Months Ended		Amount Change	Percent Change
	March 31,	December 31,	'17 vs. '16	'17 vs. '16
Oil & Gas Proppants	2017	2016
Sales	$192,959	$136,977	$55,982	41%
Tons Sold	2,532	2,081	451	22%
Average Selling Price per Ton	$76.21	$65.82	$10.39	16%

However, if recovery in oil and gas drilling and completion activity does not continue, demand for frac sand may decline, which could result in us selling fewer tons, selling tons at lower prices, or both. If we sell less frac sand, or sell frac sand at lower prices, our revenue, net income, cash generated from operating activities, and liquidity would be adversely affected. We could evaluate further actions to reduce cost and improve liquidity. For instance, depending on market conditions, we may implement additional cost improvement projects or further reduce our capital spending for 2017 and beyond and may delay or cancel capital projects.

Additionally, due to impacts of change in demand for our frac sand, we are engaged in ongoing discussions with our take-or-pay supply agreement customers regarding pricing and volume requirements under our existing contracts. While these discussions continue, in certain circumstances, we have provided contract customers with temporary reductions to contract pricing in exchange for additional term and/or volume in order to preserve the value of these agreements. We may deliver sand at prices or at volumes below the requirements in our existing take-or-pay supply agreements. These circumstances may continue for the remainder of 2017. For a discussion of customer credit risk, see the Credit Risk section in Part I, Item 3 of this Quarterly Report on Form 10-Q.
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
Our Strategy
The key drivers of our growth strategy include:

•
Expand our Oil & Gas Proppants production capacity and product portfolio. We continue to consider and execute several initiatives to increase our frac sand production capacity and augment our proppant product portfolio. We are evaluating Greenfield opportunities and also are expanding production capacities and maximizing production efficiencies of our existing facilities.

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

•
Expand our supply chain network and leverage our logistics capabilities to meet our customers’ needs in each strategic oil and gas basin. We continue to expand our transload network to ensure product is available to meet the in-basin needs of our customers. This approach allows us to provide strong customer service and puts us in a position to take advantage of opportunistic spot market sales. Our plant sites are strategically located to provide access to key Class I railroads, which enables us to cost effectively send product to each of the strategic basins in North America. We can ship product by truck, barge and rail with an ability to connect to short-line railroads as necessary to meet our customers’ evolving in-basin product needs. We believe that our supply chain network and logistics capabilities are a competitive advantage that enables us to provide superior service for our customers. We expect to continue to make strategic investments and develop partnerships with transload operators and transportation providers that will enhance our portfolio of supply chain services that we can provide to customers. As of March 31, 2017, we have storage capacity at 46 transloads located near all of the major shale basins in the

United States. Our acquisition of Sandbox extends our delivery capability directly to our customers' wellhead locations, which increases efficiency and provides a lower cost logistics solution for our customers. Sandbox has operations in Midland/Odessa, Texas; Morgantown, West Virginia; western North Dakota; northeast of Denver, Colorado; Oklahoma City, OK; and Cambridge, Ohio, where its major customers are located.

•
Evaluate both Greenfield and Brownfield expansion opportunities and other acquisitions. We expect to continue leveraging our reputation, processing capabilities and infrastructure to increase production, as well as explore other opportunities to expand our reserve base. We may accomplish this by developing Greenfield projects, where we can capitalize on our technical knowledge of geology, mining and processing and our strong reputation within local communities. We are continuing to actively pursue acquisitions to grow by taking advantage of our asset footprint, our management’s experience with high-growth businesses, and our strong customer relationships. Our primary objective is to acquire assets with differing levels of frac sand qualities that are complementary to our Oil & Gas Proppants segment, with a focus on mining, processing and logistics to further enhance our market presence. We prioritize acquisitions that provide opportunities to realize synergies (and, in some cases, the acquisition may be immediately accretive assuming synergies), including entering new geographic and frac sand product markets, acquiring attractive customer contracts and improving operations. For instance, on August 16, 2016, we completed our acquisition of NBI, the ultimate parent company of NBR Sand, LLC, a regional sand producer located near Tyler, Texas. Additionally, on August 22, 2016, we completed the acquisition of Sandbox, a provider of logistics solutions and technology for the transportation of proppant used in hydraulic fracturing in the oil and gas industry. We are in active discussions to acquire additional assets fitting this strategy, which, if completed, could be “significant” under Regulation S-X and could require additional sources of financing. There can be no assurance that we will reach a definitive agreement and complete any of these potential transactions. See the risk factors disclosed in Item 1A of Part I of our 2016 Annual Report, including the risk factor entitled, “If we cannot successfully complete acquisitions or integrate acquired businesses, our growth may be limited and our financial condition may be adversely affected.”

•
Maintain financial strength and flexibility. We intend to maintain financial strength and flexibility to enable us to better pursue acquisitions and new growth opportunities as they arise and manage through any oil and gas proppant industry downturn. As of March 31, 2017, we had $660.9 million of cash on hand and $46.0 million of availability under our Revolver.

How We Generate Our Sales
We derive our sales primarily by mining, processing and delivering minerals that our customers purchase for various uses. Our product sales are primarily a function of the price per ton and the number of tons sold. The price invoiced reflects product, transportation and additional services as applicable, such as storage and transloading the product from railcars to trucks for delivery to the customer site. We invoice the majority of our customers on a per shipment basis, although for some larger customers, we consolidate invoices weekly or monthly. Service sales are billed periodically after services are completed. Depending on the types of services, the total amount billed includes labor, equipment costs, freight, handling and other costs. Our five largest customers accounted for approximately 42% of total sales during the three months ended March 31, 2017. Sales to our two largest customers, Halliburton Company and Schlumberger N.V. accounted for 14% and 11% of our total revenues during the three months ended March 31, 2017. No other customer accounted for 10% or more of our total sales.
We primarily sell our products under short-term price agreements or at prevailing market rates. For a number of customers, we sell under long-term competitively-bid contracts. As of March 31, 2017, we have seven take-or-pay supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2018 and 2019. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge and that our customers will pay for each product. Prices under these agreements are generally fixed and subject to upward adjustment in response to certain cost increases. Additionally, at the time the take-or-pay supply agreements were signed, some customers provided advance payments for future shipments. A percentage of these advance payments is recognized as revenue with each ton of applicable product shipped to the customer. Collectively, sales to customers with take-or-pay supply agreements accounted for 22% and 23% of our total company revenue during the three months ended March 31, 2017 and 2016, respectively. Although sales under take-or-pay supply agreements may result in us realizing lower margins than we otherwise might during periods of high market prices, we believe such lower margins are offset by the benefits derived from the product mix and sales volume stability afforded by such supply agreements, which helps us lower market risk arising from adverse changes in spot prices and market conditions. Additionally, selling more tons under supply contracts also enables us to be more efficient from a production, supply chain and logistics standpoint. As discussed in Part I, Item 1A., "Risk Factors", of our 2016 Annual Report—"A large portion of our sales is generated by our top ten customers, and the loss of, or significant reduction in, purchases by our largest customers could adversely affect our operations,” these customers may not continue to purchase the same levels of product in the future due to a variety of reasons, contract requirements notwithstanding.
Historically we have not entered into long-term take-or-pay contracts with our customers in the industrial and specialty products end markets because of the high cost to our customers of switching providers. With these customers, we often enter into price agreements which are typically negotiated annually.
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
The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA.

(All amounts in thousands)	Three Months Ended March 31,
	2017	2016
Net income (loss)	$2,522	$(11,003)
Total interest expense, net of interest income	6,311	6,370
Provision for taxes	(1,714)	(8,150)
Total depreciation, depletion and amortization expenses	21,599	14,556
EBITDA	28,718	1,773
Non-cash incentive compensation (1)	5,510	1,906
Post-employment expenses (excluding service costs) (2)	489	765
Business development related expenses (3)	1,486	107
Other adjustments allowable under our existing credit agreement (4)	6,509	701
Adjusted EBITDA	$42,712	$5,252

(1)	Reflects equity-based compensation expense.
(2)
Includes net pension cost and net post-retirement cost relating to pension and other post-retirement benefit obligations during the applicable period, but in each case excluding the service cost relating to benefits earned during such period. See Note L - Pension and Post-retirement Benefits to our Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

(3)	Reflects expenses related to business development activities in connection with our growth and expansion initiatives.
(4)	Reflects miscellaneous adjustments permitted under our existing credit agreement. The 2017 amount includes a contract restructuring cost of $6.3 million.

Results of Operations for the Three Months Ended March 31, 2017 and 2016
Sales

All numbers in thousands except per ton data	Three Months Ended March 31,		Amount Change	Percent Change
	2017	2016	'17 vs.'16	'17 vs.'16
Sales:
Oil & Gas Proppants	$192,959	$73,865	$119,094	161%
Industrial & Specialty Products	51,838	48,645	3,193	7%
Total Sales	$244,797	$122,510	$122,287	100%
Tons:
Oil & Gas Proppants	2,532	1,411	1,121	79%
Industrial & Specialty Products	861	862	(1)	—%
Total Tons	3,393	2,273	1,120	49%
Average Selling Price per Ton:
Oil & Gas Proppants	$76.21	$52.35	$23.86	46%
Industrial & Specialty Products	60.21	56.43	3.78	7%
Overall Average Selling Price per Ton:	$72.15	$53.90	$18.25	34%
Total sales increased 100% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, driven by a 49% increase in total tons sold and a 34% increase in overall average selling price. Tons sold in-basin represented 50% and 31% of total company tons sold for the three months ended March 31, 2017 and 2016, respectively.
The increase in total sales was primarily driven by Oil & Gas Proppants sales, which increased 161% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Oil & Gas Proppants tons sold increased 79% and average selling price increased 46% due to year over year increase in demand for our frac sands.
Industrial & Specialty Products sales increased by 7% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 driven by a 7% increase in average selling price. The increase in average selling price was primarily a result of new higher-margin product sales and price increases.
Cost of Sales
Cost of sales increased by $80.7 million, or 76%, to $187.5 million for the three months ended March 31, 2017 compared to $106.8 million for the three months ended March 31, 2016. As a percentage of sales, cost of sales decreased to 77% for the three months ended March 31, 2017 compared to 87% for the same period in 2016. These changes result from the main components of cost of goods sold as discussed below.
We incurred $104.2 million and $52.1 million of transportation and related costs for the three months ended March 31, 2017 and 2016, respectively. This increase was due to increased tons sold through our transloads. As a percentage of sales, transportation and related costs remained relatively flat at 43% for both the three months ended March 31, 2017 and 2016.
We incurred $30.4 million and $19.7 million of operating labor costs for the three months ended March 31, 2017 and 2016, respectively. The $10.7 million increase in labor costs incurred was primarily due to more tons sold and incremental costs related to Sandbox operations. As a percentage of sales, operating labor costs represented 12% for the three months ended March 31, 2017 compared to 16% for the same period in 2016.
We incurred $8.7 million and $6.7 million of electricity and drying fuel (principally natural gas) costs for the three months ended March 31, 2017 and 2016, respectively. The $2.0 million increase in electricity and drying fuel costs incurred was mainly due to more tons sold. As a percentage of sales, electricity and drying fuel costs represented 4% for the three months ended March 31, 2017 compared to 5% for the same period in 2016.
We incurred $12.8 million and $8.1 million of maintenance and repair costs for the three months ended March 31, 2017 and 2016, respectively. The increase in maintenance and repair costs incurred was mainly due to higher production volume and the addition of our Tyler, Texas facility. As a percentage of sales, maintenance and repair costs represented 5% for the three months ended March 31, 2017 compared to 7% for the same period in 2016.

Segment Contribution Margin
Oil & Gas Proppants contribution margin increased by $38.0 million, or 4,464%, to $38.8 million for the three months ended March 31, 2017 compared to $0.9 million for the three months ended March 31, 2016, driven by a $119.1 million increase in segment revenue, partially offset by higher segment cost of sales.
Industrial & Specialty Products contribution margin increased by $3.3 million, or 20%, to $20.2 million for the three months ended March 31, 2017 compared to $16.9 million for the three months ended March 31, 2016, driven by increased higher-margin products sales as a percentage of total sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $6.8 million, or 44%, to $22.3 million for the three months ended March 31, 2017 compared to $15.5 million for the three months ended March 31, 2016. The increase was due to the following factors:

•
Business development related expense increased by $1.4 million to $1.5 million for the three months ended March 31, 2017 compared to $0.1 million for the three months ended March 31, 2016. The increase was primarily due to costs related to acquiring the cool roof division of National Coatings Corporation and to evaluating other acquisition opportunities.

•
Compensation-related expense increased by $5.2 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, mainly driven by increased equity-based compensation and incremental personnel expense related to our NBI and Sandbox employees.

•	Bad debt expense increased by $0.6 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, mainly due to increased sales.
In total, our selling, general and administrative costs represented approximately 9% and 13% of our sales for the three months ended March 31, 2017 and 2016, respectively.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense increased by $7.0 million, or 48%, to $21.6 million for the three months ended March 31, 2017 compared to $14.6 million for the three months ended March 31, 2016. The year over year increase was mainly driven by additional costs related to assets acquired in conjunction with our NBI and Sandbox acquisitions as well as other continued capital spending. Depreciation, depletion and amortization costs represented approximately 9% and 12% of our sales for the three months ended March 31, 2017 and 2016, respectively.
Operating Income (Loss)
Operating income increased by $27.7 million, or 194%, to $13.4 million in operating income for the three months ended March 31, 2017 compared to operating loss of $(14.3) million for the three months ended March 31, 2016. The increase was due to a 100% increase in total sales partially offset by a 76% increase in cost of sales, a 44% increase in selling, general and administrative expense and a 48% increase in depreciation, depletion and amortization expense.
Interest Expense
Interest expense increased by $1.0 million, or 15%, to $7.6 million for the three months ended March 31, 2017 compared to $6.6 million for the three months ended March 31, 2016, driven by additional long-term liabilities assumed in conjunction with our NBI and Sandbox acquisitions.
Other Income (Expense), net, including interest income
Other income decreased by $6.7 million, or 375%, to $(4.9) million in other expense for the three months ended March 31, 2017 compared to other income of $1.8 million for the three months ended March 31, 2016. The decrease was primarily due to a contract restructuring cost incurred during the three months ended March 31, 2017.

Income Tax Benefit
The income tax benefit decreased by $6.4 million to $1.7 million for the three months ended March 31, 2017 compared to $8.2 million for the three months ended March 31, 2016. The decrease was due to increased profit before income tax partially offset by the equity compensation tax benefit recorded discretely during the three months ended March 31, 2017. The effective tax rate was (212)% and 43% for the three months ended March 31, 2017 and 2016, respectively. See accompanying Note K - Income Taxes of our Financial Statements for more information.
Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes.
Net Income (Loss)
Net income was $2.5 million for the three months ended March 31, 2017 compared to a net loss of $(11.0) million for the three months ended March 31, 2016. The year over year increase was due to the factors noted above.
Liquidity and Capital Resources
Overview
Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to return cash to our stockholders, and to finance acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through cash on hand or borrowings under our credit facilities and equity issuances. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of March 31, 2017, our working capital was $767.5 million and we had $46.0 million of availability under the Revolver.
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
Cash Flow Analysis
A summary of operating, investing and financing activities (in thousands) is shown in the following table:

	Three Months Ended March 31,		Percent Change
	2017	2016	'17 vs. '16
Net cash provided by (used in):
Operating activities	$(15,767)	$(3,754)	320%
Investing activities	(24,880)	9,010	(376)%
Financing activities	(9,675)	181,062	(105)%
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

Net cash used in operating activities was $15.8 million for the three months ended March 31, 2017 compared to $3.8 million for the three months ended March 31, 2016. This $12.0 million increase in cash used in operations was the result of a $40.0 million decrease in cash provided by working capital activities partially offset by $13.5 million increase in net income and $14.4 million increase due to other components of operating activities.
Net Cash Provided by (Used in) Investing Activities
Investing activities consist primarily of cash consideration paid to acquire businesses, capital expenditures for growth and maintenance and proceeds from the sale and maturity of short-term investments.
Net cash used in investing activities was $24.9 million for the three months ended March 31, 2017. This was due to capital expenditures of $23.6 million and capitalized intellectual property costs of $1.2 million. Capital expenditures for the three months ended March 31, 2017 were primarily for engineering, procurement and construction of our growth projects and other maintenance and cost improvement capital projects.
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
Subject to our continuing evaluation of market conditions, we anticipate that our capital expenditures in 2017 will be in a range of $125 million to $150 million, which is primarily associated with growth, maintenance and cost improvement capital projects. We expect to fund our capital expenditures through cash on our balance sheet, cash generated from our operations and cash generated from financing activities.
Net Cash Provided by (Used in) Financing Activities
Financing activities consist primarily of equity issuances, capital contributions, dividend payments, borrowings and repayments related to the Revolver, Term Loan, as well as fees and expenses paid in connection with our credit facilities, advance payments from our customers and capital leases.
Net cash used in financing activities was $9.7 million for the three months ended March 31, 2017, driven by $5.1 million in dividends paid, $3.4 million of tax payments related to shares withheld for vested restricted stock, $1.4 million of long-term debt payments, and $0.3 million of capital lease repayments partially offset by $0.5 million of proceeds from options exercised.
Net cash provided by financing activities was $181.1 million in the three months ended March 31, 2016, driven by $200.0 million of common stock issuances partially offset by $13.8 million common stock issuance costs, $3.4 million of dividends paid and $1.3 million of long-term debt payments.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
There have been no significant changes outside the ordinary course of business to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2016 Annual Report. For more details on future minimum annual commitments under such operating leases, please see accompanying Note I - Fair Value Accounting to our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Environmental Matters
We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. As of March 31, 2017, we had $11.4 million accrued for future reclamation costs, as compared to $11.2 million as of December 31, 2016.
We discuss certain environmental matters relating to our various production and other facilities, certain regulatory requirements relating to human exposure to crystalline silica and our mining activity and how such matters may affect our business in the future under Item 1, “Business,” Item 1A, “Risk Factors” Item 3, “Legal Proceedings”, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” in our 2016 Annual Report.
Critical Accounting Estimates
Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our 2016 Annual Report.
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
Market Risk
We are exposed to certain market risks, which exist as a part of our ongoing business operations. Such risks arise from adverse changes in market rates, prices and conditions. We address such market risks in "How We Generate Our Sales" in Item 2 of this Form 10-Q, Management's Discussion and Analysis of Financial Condition and Results of Operations.
Interest Rate Risk
We are exposed to interest rate risk arising from adverse changes in interest rates. As of March 31, 2017, we have $492.9 million of debt outstanding under our senior credit facility. Assuming no change in the amount outstanding, and LIBOR is greater than the 1.0% minimum base rate on the Term Loan, a hypothetical increase or decrease in interest rates by 1.0% would have changed our interest expense by $4.9 million per year.
We use interest rate derivatives in the normal course of our business to manage both our interest cost and the risks associated with changing interest rates. We do not use derivatives for trading or speculative purposes. The following table summarizes the fair value of our derivative instruments (in thousands) at March 31, 2017 and December 31, 2016.

	March 31, 2017				December 31, 2016
	Maturity Date	Contract/Notional Amount	Carrying Amount	Fair Value	Maturity Date	Contract/Notional Amount	Carrying Amount	Fair Value
Interest rate cap agreement(1)	2019	$249 million	$14	$14	2019	$249 million	$72	$72

(1)	Agreements limit the LIBOR floating interest rate base to 4%.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the quarter ended March 31, 2017, we continued to integrate NBI's and Sandbox's processes, information technology systems and other components of internal control over financial reporting into our internal control structure.

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
As a result of the above developments, the filing rate of new claims against us over the past three years has decreased to below pre-2001 levels, and we were named as a defendant in one, zero and two new silicosis cases filed in 2014, 2015 and 2016, respectively. During the three months ended March 31, 2017, no additional claims were brought against us. As of March 31, 2017, there were a total of approximately 73 active silica-related products liability claims pending in which we were a defendant and approximately 1 inactive claim. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media, and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for both our predecessors that covered certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to certain insurance). As a result of a settlement with a former owner and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us, and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and we will continue to make such payments on our behalf.
The silica-related litigation brought against us to date has not resulted in material liability to us. However, we continue to have silica-related products liability claims filed against us, including claims that allege silica exposure for periods for which we do not have insurance coverage. Any such pending or future claims or inadequacies of our insurance coverage could have a material adverse effect on our business, reputation or results of operations. For more information regarding silica-related litigation, see Part I, Item 1A of our 2016 Annual Report “Risk Factors—Risks Related to Environmental, Mining and Other Regulation—Silica-related health issues and litigation could have a material adverse effect on our business, reputation or results of operations.”

ITEM 1A.	RISK FACTORS
As of March 31, 2017, there have been no material changes to the risk factors disclosed in Item 1A of Part I in our 2016 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchase Program
The following table presents the total number of shares of our common stock that we purchased during the first quarter of 2017, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period pursuant to our June 2012 share repurchase program:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
January 2017	—		$—	—
February 2017	14,474	(2)	$57.65	—
March 2017	52,785	(2)	$48.79	—
Total	67,259		$50.70	—	$33,173,725

(1)
A program covering the repurchase of up to $25.0 million of our common stock was initially announced in June 2012 and was increased to $50.0 million in December 2014. This program expires on December 11, 2017.

(2)	Represents shares withheld by U.S. Silica to pay taxes due upon the vesting of employee restricted stock and restricted stock units.
From March 31, 2017 to the date of the filing of this quarterly report, we have not repurchased any shares of our common stock.
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

•	our dependence on four of our plants for a significant portion of our sales;

•	the level of activity in the natural gas and oil industries;

•	decreased demand for frac sand or the development of either effective alternative proppants or new processes to replace hydraulic fracturing;

•	federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing and the potential for related regulatory action or litigation affecting our customers’ operations;

•	our rights and ability to mine our properties and our renewal or receipt of the required permits and approvals from governmental authorities and other third parties;

•
our ability to implement our capacity expansion plans within our current timetable and budget and our ability to secure demand for our increased production capacity, and the actual operating costs once we have completed the capacity expansion;

•	our ability to succeed in competitive markets;

•	delay or failure by our customers to pay our outstanding receivables;

•	loss of, or reduction in, business from our largest customers;

•	increasing costs or a lack of dependability or availability of transportation services and transload network access infrastructure;

•	extensive regulation of trucking services;

•	our ability to recruit and retain truckload drivers;

•	increases in the prices of, or interruptions in the supply of, natural gas and electricity, or any other energy sources;

•	increases in the price of diesel fuel;

•	diminished access to water;

•	our ability to successfully complete acquisitions or integrate acquired businesses;

•	our ability to make capital expenditures to maintain, develop and increase our asset base and our ability to obtain needed capital or financing on satisfactory terms;

•	our substantial indebtedness and pension obligations;

•	restrictions imposed by our indebtedness on our current and future operations;

•	contractual obligations that require us to deliver minimum amounts of frac sand or purchase minimum amounts of services;

•	the accuracy of our estimates of mineral reserves and resource deposits;

•	a shortage of skilled labor and rising costs in the mining industry;

•	our ability to attract and retain key personnel;

•	our ability to maintain satisfactory labor relations;

•	our reliance on patents, trade secrets and contractual restrictions to protect our proprietary rights;

•	our significant unfunded pension obligations and post-retirement health care liabilities;

•	our ability to maintain effective quality control systems at our mining, processing and production facilities;

•	seasonal and severe weather conditions;

•	fluctuations in our sales and results of operations due to seasonality and other factors;

•	interruptions or failures in our information technology systems;

•	the impact of a terrorist attack or armed conflict;

•	extensive and evolving environmental, mining, health and safety, licensing, reclamation and other regulation (and changes in their enforcement or interpretation);

•	silica-related health issues and corresponding litigation;

•	our ability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property; and

•	other factors included and disclosed in Part I, Item 1A, “Risk Factors” of our 2016 Annual Report.
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the SEC, including this Quarterly Report on Form 10-Q, and public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of April, 2017.

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
We will furnish any of our stockholders a copy of any of the above Exhibits not included herein upon the written request of such stockholder and the payment to U.S. Silica Holdings, Inc. of the reasonable expenses incurred in furnishing such copy or copies.

E-1