Form 10-Q
period 2017-06-30
U.S. SILICA HOLDINGS, INC.
filed 2017-08-01
CIK 1524741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 14(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 27, 2017, 81,213,202 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

U.S. Silica Holdings, Inc.
FORM 10-Q
For the Quarter Ended June 30, 2017

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$598,535	$711,225
Accounts receivable, net	159,110	89,006
Inventories, net	74,278	78,709
Prepaid expenses and other current assets	10,254	12,323
Income tax deposits	—	1,682
Total current assets	842,177	892,945
Property, plant and mine development, net	919,840	783,313
Goodwill	246,181	240,975
Trade names	33,068	32,318
Intellectual property, net	65,384	57,270
Customer relationships, net	52,508	50,890
Other assets	15,013	15,509
Total assets	$2,174,171	$2,073,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$102,376	$70,778
Dividends payable	5,229	5,221
Accrued liabilities	14,698	13,034
Accrued interest	61	169
Current portion of long-term debt	4,832	4,821
Current portion of capital leases	1,961	2,237
Current portion of deferred revenue	25,402	13,700
Income tax payable	2,791	—
Total current liabilities	157,350	109,960
Long-term debt	506,295	508,417
Deferred revenue	79,808	58,090
Obligations under capital lease	138	717
Liability for pension and other post-retirement benefits	59,411	56,746
Deferred income taxes, net	52,328	50,075
Other long-term obligations	16,633	15,925
Total liabilities	871,963	799,930
Stockholders’ Equity:
Preferred stock	—	—
Common stock	812	811
Additional paid-in capital	1,134,245	1,129,051
Retained earnings	184,959	163,173
Treasury stock, at cost	(491)	(3,869)
Accumulated other comprehensive loss	(17,317)	(15,876)
Total stockholders’ equity	1,302,208	1,273,290
Total liabilities and stockholders’ equity	$2,174,171	$2,073,220
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales:
Product	$246,022	$116,039	$455,343	$237,666
Service	44,443	955	79,919	1,838
Total sales	290,465	116,994	535,262	239,504
Cost of sales (excluding depreciation, depletion and amortization):
Product	164,025	102,587	326,662	209,216
Service	33,386	120	58,224	242
Total cost of sales (excluding depreciation, depletion and amortization)	197,411	102,707	384,886	209,458
Operating expenses:
Selling, general and administrative	26,012	14,585	48,353	30,088
Depreciation, depletion and amortization	23,626	15,209	45,225	29,765
Total operating expenses	49,638	29,794	93,578	59,853
Operating income (loss)	43,416	(15,507)	56,798	(29,807)
Other income (expense):
Interest expense	(8,105)	(6,647)	(15,751)	(13,290)
Other income (expense), net, including interest income	1,258	608	(3,670)	2,398
Total other expense	(6,847)	(6,039)	(19,421)	(10,892)
Income (loss) before income taxes	36,569	(21,546)	37,377	(40,699)
Income tax benefit (expense)	(7,110)	9,774	(5,396)	17,924
Net income (loss)	$29,459	$(11,772)	$31,981	$(22,775)
Earnings (loss) per share:
Basic	$0.36	$(0.19)	$0.39	$(0.38)
Diluted	$0.36	$(0.19)	$0.39	$(0.38)
Weighted average shares outstanding:
Basic	81,087	63,417	81,032	58,900
Diluted	81,945	63,417	82,103	58,900
Dividends declared per share	$0.06	$0.06	$0.13	$0.13
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$29,459	$(11,772)	$31,981	$(22,775)
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives (net of tax of ($2) and ($12) for the three months ended June 30, 2017 and 2016, respectively, and ($23) and $9 for the six months ended June 30, 2017 and 2016, respectively)	(3)	(20)	(39)	15
Unrealized loss on investments (net of tax of $0 and ($1) for the three months ended June 30, 2017 and 2016, respectively, and $0 and $(4) for the six months ended June 30 2017 and 2016, respectively)	—	(1)	—	(6)
Pension and other post-retirement benefits liability adjustment (net of tax of ($1,185) and $(1,227) for the three months ended June 30, 2017 and 2016, respectively, and ($845) and $(2,768) for the six months ended June 30, 2017 and 2016, respectively)	(1,967)	(2,036)	(1,402)	(4,594)
Comprehensive income (loss)	$27,489	$(13,829)	$30,540	$(27,360)
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited; dollars in thousands, except per share amounts)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2016	$811	$(3,869)	$1,129,051	$163,173	$(15,876)	$1,273,290
Net income	—	—	—	31,981	—	31,981
Unrealized loss on derivatives	—	—	—	—	(39)	(39)
Pension and post-retirement liability	—	—	—	—	(1,402)	(1,402)
Cash dividend declared ($0.125 per share)	—	—	—	(10,195)	—	(10,195)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	11,952	—	—	11,952
Proceeds from options exercised	—	815	(268)	—	—	547
Issuance of restricted stock	—	1,724	(1,724)	—	—	—
Shares withheld for employee taxes related to vested restricted stock and stock units	1	839	(4,766)	—	—	(3,926)
Balance at June 30, 2017	$812	$(491)	$1,134,245	$184,959	$(17,317)	$1,302,208
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; dollars in thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net income (loss)	$31,981	$(22,775)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	45,225	29,765
Debt issuance amortization	692	696
Original issue discount amortization	188	192
Deferred income taxes	2,149	(18,075)
Deferred revenue	15,235	(3,255)
Loss on disposal of property, plant and equipment	394	29
Equity-based compensation	11,952	5,355
Bad debt provision	848	101
Other	767	1,211
Changes in operating assets and liabilities, net effects of acquisitions:
Accounts receivable	(69,400)	4,312
Inventories	5,207	(2,154)
Prepaid expenses and other current assets	2,069	1,022
Income taxes	4,257	5,438
Accounts payable and accrued liabilities	32,331	(1,584)
Accrued interest	(108)	(1)
Liability for pension and other post-retirement benefits	454	1,044
Net cash provided by operating activities	84,241	1,321
Investing activities:
Capital expenditures	(158,867)	(23,388)
Capitalized intellectual property costs	(1,973)	—
Maturities of short-term investments	—	21,872
Acquisition of business, net of cash acquired	(18,636)	—
Proceeds from sale of property, plant and equipment	12	66
Net cash used in investing activities	(179,464)	(1,450)
Financing activities:
Dividends paid	(10,187)	(6,732)
Issuance of common stock	—	200,000
Common stock issuance costs	—	(13,798)
Proceeds from options exercised	547	1,299
Tax payments related to shares withheld for vested restricted stock	(3,926)	(959)
Repayment of long-term debt	(3,270)	(2,550)
Principal payments on capital lease obligations	(631)	—
Net cash (used in) provided by financing activities	(17,467)	177,260
Net increase (decrease) in cash and cash equivalents	(112,690)	177,131
Cash and cash equivalents, beginning of period	711,225	277,077
Cash and cash equivalents, end of period	$598,535	$454,208
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$12,766	$10,571
Taxes, net of refunds	$(1,010)	$(5,299)
Non-cash Items:
Equipment received	$18,185	$—
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
On April 1, 2017, we completed the acquisition of White Armor, a product line of cool roof granules used in industrial roofing applications. On May 17, 2017, we purchased reserves in Crane County, Texas.
Unaudited Interim Financial Statements
The accompanying Balance Sheet as of June 30, 2017; the Income Statements and Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, respectively; the Condensed Consolidated Statements of Stockholders' Equity and Cash Flows for the six months ended June 30, 2017; and other information disclosed in the related notes are unaudited. The Balance Sheet as of December 31, 2016, was derived from our audited consolidated financial statements as included in our 2016 Annual Report.
Use of Estimates and Assumptions
The preparation of the Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to purchase price allocation for businesses acquired; mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production amortization calculations; environmental, reclamation and closure obligations; estimates of recoverable minerals; estimates of allowance for doubtful accounts; estimates of fair value for certain reporting units and asset impairments (including impairments of goodwill and other long-lived assets); write-downs of inventory to net realizable value; equity-based compensation expense; post-employment, post-retirement and other employee benefit liabilities; valuation allowances for deferred tax assets; contingent considerations; reserves for contingencies and litigation and the fair value and accounting treatment of financial instruments including derivative instruments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”)2014-09, Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new guidance introduces a new principles-based framework for revenue recognition and disclosure. Since its issuance, the FASB has issued an additional six ASUs, including ASU 2016-20 in December 2016, amending the guidance and the effective dates of amendments, and the SEC has rescinded certain related SEC guidance; the most recent of which was issued in May 2016. The pronouncements are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We have not yet completed our final review of the impact of this guidance, although we currently do not anticipate a material impact on our revenue recognition practices. In 2017, the Company identified a project team and commenced an initial impact assessment process for ASU 2014-09. To date, the Company has reviewed a sample of contracts with its customers and made preliminary assessments of the impact on revenue and expenses based on these reviews; however, the assessment of the impact to the Company’s results of operations, financial position and cash flows as a result of this guidance is ongoing. The Company will adopt this new standard as of January 1, 2018, and currently expects to apply the modified retrospective method, which may result in a cumulative effect adjustment as of the date of adoption. Both the Company’s initial assessment and its selected transition method may change depending on the results of the Company’s final assessment of the impact to its financial statements.
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
In March 2017, the FASB issued ASU 2017-07 Compensation-Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit ("ASU 2017-07"). ASU 2017-07 amends presentation requirements related to reporting the service cost component of net benefit costs to require that the service cost component be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period, disaggregating the component from other net benefit costs. ASU 2017-07 also limits the components of net benefit cost eligible to be capitalized to service cost. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, including interim periods within those annual periods for public business entities. We are currently evaluating the impact of this accounting standard on our consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09 Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting ("ASU 2017-09"). This Update amends the scope of modification for share-based payment arrangements. This ASU 2017-09 provides guidance on the types of the changes to the terms or conditions of share-based payments awards to which an entity would be required to apply modification accounting. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those annual periods for all entities. We are currently evaluating the impact of this accounting standard on our consolidated financial statements.
NOTE B—CAPITAL STRUCTURE AND ACCUMULATED COMPREHENSIVE INCOME
Common Stock
Our Amended and Restated Certificate of Incorporation authorizes up to 500,000,000 shares of common stock, par value of $0.01. Subject to the rights of holders of any series of preferred stock, all of the voting power of the stockholders of Holdings shall be vested in the holders of the common stock. There were 81,199,037 shares of common stock issued and outstanding at June 30, 2017. As of June 30, 2016, there were 63,581,010 shares issued and outstanding.
During the six months ended June 30, 2017, our Board of Directors declared quarterly cash dividends as follows:

Dividends per Common Share	Declaration Date	Record Date	Payable Date
$0.0625	February 16, 2017	March 15, 2017	April 5, 2017
$0.0625	May 4, 2017	June 15, 2017	July 6, 2017
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
There were no shares of preferred stock issued or outstanding at either June 30, 2017 or December 31, 2016. At present, we have no plans to issue any preferred stock.
Employee Stock Awards
We grant stock options, restricted stock, restricted stock units and performance share units to our employees and directors under the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan. The weighted-average stock awards (in thousands) that are anti-dilutive and are, therefore, excluded from the calculation of our diluted earnings per common share are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted-average outstanding stock options excluded	195	1,252	195	1,279
Weighted-average outstanding restricted stock awards excluded	426	1,318	48	844
Share Repurchase Program
We are authorized by our Board of Directors to repurchase shares of our outstanding common stock from time to time on the open market or in privately negotiated transactions. As of June 30, 2017, we are authorized to repurchase up to $50 million of our common stock through December 11, 2017. Stock repurchases, if any, will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. Under our share repurchase program, as of June 30, 2017, we have repurchased 706,093 shares of our common stock at an average price of $23.83 and are authorized to repurchase up to an additional $33.2 million of our common stock.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income (loss) consists of fair value adjustments associated with cash flow hedges and accumulated adjustments for net experience losses and prior service cost related to employee benefit plans. The following table presents the changes in accumulated other comprehensive income (in thousands) by component during the six months ended June 30, 2017:

	For the Six Months Ended June 30, 2017
	Unrealized gain/(loss) on cash flow hedges	Pension and other post-retirement benefits liability	Total
Beginning Balance	$(32)	$(15,844)	$(15,876)
Other comprehensive loss before reclassifications	(39)	(1,718)	(1,757)
Amounts reclassed from accumulated other comprehensive income	—	316	316
Ending Balance	$(71)	$(17,246)	$(17,317)
Amounts reclassified from accumulated other comprehensive income (loss) related to cash flow hedges category are included in interest expense in our Income Statements and amounts reclassified related to pension and other post-retirement benefits liability category are included in the computation of net periodic pension costs, respectively, at before tax amounts.

NOTE C—ACCOUNTS RECEIVABLE
At June 30, 2017 and December 31, 2016, accounts receivable (in thousands) consisted of the following:

	June 30, 2017	December 31, 2016
Trade receivables	$164,737	$93,982
Less: Allowance for doubtful accounts	(6,578)	(7,042)
Net trade receivables	158,159	86,940
Other receivables	951	2,066
Total accounts receivable	$159,110	$89,006
Changes in our allowance for doubtful accounts (in thousands) during the six months ended June 30, 2017 are as follows:

June 30, 2017
Beginning balance	$7,042
Bad debt provision	848
Write-offs	(1,312)
Ending balance	$6,578
NOTE D—INVENTORIES
At June 30, 2017 and December 31, 2016, inventories (in thousands) consisted of the following:

	June 30, 2017	December 31, 2016
Supplies	$19,668	$18,824
Raw materials and work in process	22,442	25,161
Finished goods	32,168	34,724
Total inventories	$74,278	$78,709
NOTE E—PROPERTY, PLANT AND MINE DEVELOPMENT
At June 30, 2017 and December 31, 2016, property, plant and mine development (in thousands) consisted of the following:

	June 30, 2017	December 31, 2016
Mining property and mine development	$512,272	$414,434
Asset retirement cost	8,062	8,062
Land	35,052	35,052
Land improvements	43,159	42,738
Buildings	52,229	52,178
Machinery and equipment	497,115	450,881
Furniture and fixtures	2,635	2,566
Construction-in-progress	76,191	43,790
	1,226,715	1,049,701
Accumulated depletion, depreciation and amortization	(306,875)	(266,388)
Total property, plant and mine development, net	$919,840	$783,313
At June 30, 2017, the aggregate cost of the machinery and equipment acquired under capital leases was $4.3 million, reduced by accumulated depreciation of $0.5 million.

NOTE F—DEBT AND CAPITAL LEASES
At June 30, 2017 and December 31, 2016, debt (in thousands) consisted of the following:

	June 30, 2017	December 31, 2016
Senior secured credit facility:
Revolver expiring July 23, 2018 (5.75% at June 30, 2017 and 5.25% at December 31, 2016)	$—	$—
Term loan facility—final maturity July 23, 2020 (4.3% - 4.8% at June 30, 2017 and 4%-4.5% at December 31, 2016)	491,625	494,175
Less: Unamortized original issue discount	(1,130)	(1,318)
Less: Unamortized debt issuance cost	(3,790)	(4,482)
Note payable secured by royalty interest	22,939	23,076
Customer note payable	1,483	1,787
Total debt	511,127	513,238
Less: current portion	(4,832)	(4,821)
Total long-term portion of debt	$506,295	$508,417
Revolving Line-of-Credit
We have a $50 million revolving line-of-credit (the “Revolver”), with zero drawn and $4.0 million allocated for letters of credit as of June 30, 2017, leaving $46.0 million available under the Revolver.
Senior Secured Credit Facility
At June 30, 2017, contractual maturities of long-term debt (in thousands) are as follows:

2017	$2,550
2018	5,100
2019	5,100
2020	478,875
$491,625
Our senior secured credit facility is secured by a pledge of substantially all of our assets, including accounts receivable, inventory, property, plant and mine development, and a pledge of the equity interests in certain of our subsidiaries. The facility contains covenants that, among other things, govern our ability to create, incur or assume indebtedness and liens, to make acquisitions or investments, to sell assets and to pay dividends. This includes a restriction on the ability of our operating subsidiaries to make distributions to us to the extent that the incurrence ratio (as defined in the senior secured credit facility) after giving effect to the distribution is 3:1 or greater. The facility also requires us to maintain a consolidated total net leverage ratio of no more than 3.75:1.00 as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 25% of the Revolver commitment. As of June 30, 2017, we are in compliance with all covenants in accordance with our senior secured credit facility.
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

2017	$875
2018	1,750
2019	1,750
2020	1,750
2021	1,750

Under this agreement once a certain number of tons have been shipped from the Tyler facility, the minimum payments will decrease to $0.5 million per year, subject to proration in the period this threshold is met.

The royalty note payable fair value was estimated to be $22.5 million on the acquisition date. The estimate was made using a discounted cash flow model which calculated the present value of projected future cash payments required under the agreement using a discounted rate of 14%. As of June 30, 2017, the note payable has a balance of $22.9 million. The effective interest rate based on the updated projected future cash payments is 24% at June 30, 2017.
Customer Note Payable
In connection with the acquisition of NBI in August 2016, we assumed a customer note payable that was entered into by NBI. NBI entered into an amendment effective January 1, 2016. Terms of the amended agreement call for repayment of $2.5 million at 0% interest, in equal monthly payments beginning January 1, 2016 for 60 months or $0.5 million per year. Additionally, the principal of this note payable can be reduced via future product load credit. We discounted the required future cash payments and projected product load credit using an effective interest rate of 3.5%. As of June 30, 2017, the note has a balance of $1.5 million.
Capital Leases
We enter into financing arrangements from time to time to purchase machinery and equipment utilized in operations. At June 30, 2017, scheduled future minimum lease payments under capital lease obligations (in thousands) are as follows:

2017	$1,421
2018	722
Total minimum lease payments	2,143
Less: amount representing interest	(44)
Present value of minimum lease payments	2,099
Less: current portion of capital lease obligations	(1,961)
Non-current portion of capital lease obligations	$138
NOTE G—DEFERRED REVENUE
On January 25, 2017, we entered into a service agreement with a customer and received equipment with fair value of $18.2 million. This amount represents future purchases and is recorded as deferred revenue which is recognized as revenues over a term of five years.
On May 23, 2017, we received an advance payment of $25.0 million from a customer under a supply agreement which starts upon completion of a plant expansion. The agreement gives the customer the right to purchase certain products for a discounted price at certain volumes over an initial term of five years. The amount represents future purchases and is recorded as deferred revenue which is recognized as revenues over a contract term of five years.
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
As of June 30, 2017, we had a liability of $11.6 million in other long-term obligations related to our asset retirement obligation. Changes in the asset retirement obligation (in thousands) during the six months ended June 30, 2017 are as follows:

June 30, 2017
Beginning balance	$11,159
Accretion	433
Ending balance	$11,592

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
Cash Equivalents
Due to the short-term maturity, we believe our cash equivalent instruments at June 30, 2017 and December 31, 2016 approximate their reported carrying values.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default of ourselves and our counterparties. However, as of June 30, 2017, we have assessed that the impact of the credit valuation adjustments on the overall valuation of our derivative positions is not significant. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
In accordance with the fair value hierarchy, the following table presents the fair value (in thousands) as of June 30, 2017, of those assets that we measure at fair value on a recurring basis:

	Level 1	Level 2	Total
Interest rate derivatives	$—	$2	$2
Net asset	$—	$2	$2

NOTE J—COMMITMENTS AND CONTINGENCIES
Future Minimum Annual Commitments at June 30, 2017:

(Amounts in thousands)	Operating Leases	Minimum Purchase Commitments
2017	$26,624	$11,425
2018	53,952	20,115
2019	48,251	16,877
2020	38,791	7,971
2021	32,209	5,736
Thereafter	76,249	21,944
Total future lease and purchase commitments	$276,076	$84,068
Operating Leases
We are obligated under certain operating leases for railroad cars, office space, mining property, mining/processing equipment and transportation and other equipment. Certain operating lease agreements include options to purchase the equipment for fair market value at the end of the original lease term. In general, the above leases include renewal options and provide that we pay for all utilities, insurance, taxes and maintenance. Expense related to operating leases and rental agreements totaled approximately $15.8 million and $12.2 million for the three months ended June 30, 2017 and 2016, respectively, and $31.2 million and $25.0 million for the six months ended June 30, 2017 and 2016, respectively.
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
Contingent Liability on Royalty Agreement
On May 17, 2017, we purchased reserves in Crane County, Texas, for $94.4 million cash consideration plus contingent consideration. The contingent consideration is a royalty based on the tonnage shipped to third-parties. Because the contingent consideration is dependent on future tonnage sold, the amounts of which are uncertain, it is not currently possible to estimate the fair value of these future payments. The contingent consideration will be capitalized at the time a payment is probable and reasonably estimable, and the related depletion expense will be adjusted prospectively.
Other Commitments and Contingencies
Our operating subsidiary, U.S. Silica Company (“U.S. Silica”), has been named as a defendant in various product liability claims alleging silica exposure causing silicosis. During the six months ended June 30, 2017, no new claims were brought against U.S. Silica. As of June 30, 2017, there were 60 active silica-related products liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, it is not reasonably possible that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations that exceeds the accrual amounts.
We have recorded estimated liabilities for these claims in other long-term obligations as well as estimated recoveries under the indemnity agreement and an estimate of future recoveries under insurance in other assets on our condensed consolidated balance sheets. As of both June 30, 2017, and December 31, 2016 other non-current assets included $0.3 million for insurance for third-party products liability claims and other long-term obligations included $1.3 million in third-party products claims liability.
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

In the six months ended June 30, 2017, we recorded a tax benefit of $1.7 million related to excess tax benefits on equity compensation pursuant to ASU 2016-09.
The effective tax rate was 14% and 44% for the six months ended June 30, 2017 and 2016, respectively. The tax rate for the six months ended June 30, 2017 would have been 19% without the equity compensation tax benefit recorded discretely.
Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes.
NOTE L— PENSION AND POST-RETIREMENT BENEFITS
We maintain a single-employer noncontributory defined benefit pension plan covering certain employees. Net pension benefit cost (in thousands) recognized for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$149	$3	$444	$291
Interest cost	571	13	1,454	1,248
Expected return on plan assets	(757)	(15)	(2,088)	(1,407)
Net amortization and deferral	255	7	948	489
Net pension benefit costs	$218	$8	$758	$621
In addition, we provide defined benefit post-retirement health care and life insurance benefits to some employees. Net periodic post-retirement benefit cost (in thousands) recognized for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$33	$44	$65	$89
Interest cost	191	306	383	613
Expected return on plan assets	(1)	—	(1)	(1)
Special termination benefit	—	21	—	21
Net amortization and deferral	53	135	107	269
Net post-retirement costs	$276	$506	$554	$991
The weighted average discount rate used to determine the projected pension and post-retirement obligations was updated during the six months ended June 30, 2017, and was decreased from 4.2% at December 31, 2016 to 3.8% at June 30, 2017. We contributed $0.3 million to the qualified pension plan for the both three and six months ended June 30, 2017. We made no contributions to the qualified pension plan for the three and six months ended June 30, 2016. Total expected employer funding contributions during the fiscal year ending December 31, 2017 are $2.1 million for the pension plan and $1.4 million for the post-retirement medical and life plan.
NOTE M— OBLIGATIONS UNDER GUARANTEES
We have indemnified Travelers Casualty and Surety Company of America (“Travelers”) against any loss Travelers may incur in the event that holders of surety bonds, issued on behalf of us by Travelers, execute the bonds. As of June 30, 2017, Travelers had $10.6 million in bonds outstanding for us. The majority of these bonds, $10.3 million, relate to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to such indefinite purposes as licenses, permits, and tax collection.
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
The Industrial & Specialty Products segment consists of over 217 products and materials used in a variety of industries, including container glass, fiberglass, specialty glass, flat glass, building products, fillers and extenders, foundry products, chemicals, recreation products and filtration products.
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
The following table presents sales and segment contribution margin (in thousands) for the reporting segments and other operating results not allocated to the reported segments for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales:
Oil & Gas Proppants	$235,018	$64,926	$427,976	$138,791
Industrial & Specialty Products	55,447	52,068	107,286	100,713
Total sales	290,465	116,994	535,262	239,504
Segment contribution margin:
Oil & Gas Proppants	71,222	(5,995)	110,062	(5,144)
Industrial & Specialty Products	23,267	21,486	43,484	38,380
Total segment contribution margin	94,489	15,491	153,546	33,236
Operating activities excluded from segment cost of sales	(1,435)	(1,204)	(3,170)	(3,190)
Selling, general and administrative	(26,012)	(14,585)	(48,353)	(30,088)
Depreciation, depletion and amortization	(23,626)	(15,209)	(45,225)	(29,765)
Interest expense	(8,105)	(6,647)	(15,751)	(13,290)
Other income (expense), net, including interest income	1,258	608	(3,670)	2,398
Income tax benefit (expense)	(7,110)	9,774	(5,396)	17,924
Net income (loss)	$29,459	$(11,772)	$31,981	$(22,775)
Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. Goodwill of $246.2 million has been allocated to these segments with $221.6 million assigned to Oil & Gas Proppants and $24.6 million to Industrial & Specialty Products as of June 30, 2017.
NOTE O— SUBSEQUENT EVENTS
On July 6, 2017, we paid a cash dividend of $0.0625 per share to common stockholders of record on June 15, 2017, which had been declared by our Board of Directors on May 4, 2017.
On July 21, 2017, our Board of Directors declared a quarterly cash dividend of $0.0625 per share to common stockholders of record at the close of business September 15, 2017, payable on October 3, 2017.

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
Overview
We are one of the largest domestic producers of commercial silica, a specialized mineral that is a critical input into a variety of attractive end markets. During our 117-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver 247 products to customers across these markets. As of June 30, 2017, we operate 18 production facilities across the United States and control 630 million tons of reserves of commercial silica, which can be processed to make 286 million tons of finished products that meet American Petroleum Institute (API) frac sand specifications. On August 22, 2016, we completed the acquisition of Sandbox Enterprises, LLC ("Sandbox" or the “Sandbox acquisition”) as a “last mile” logistics solution for frac sand in the oil and gas industry. On April 1, 2017, we completed the acquisition of White Armor (the "White Armor acquisition"), a product line of cool roof granules used in industrial roofing applications.
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
Declines in oil prices starting in 2015 reduced oil and gas drilling and completion activity in North America during 2015 and most of 2016. As of September 30, 2016, the U.S. land rig count had fallen over 70% from its peak in 2014. Demand for frac sand fell in conjunction with the rig count and activity levels, partially offset by higher proppant per well to optimize recovery and production rates. Beginning in the last quarter of 2016, leading indicators have suggested the stabilization and increase in North American oil and gas drilling and completion activity. As of June 30, 2017, U.S. land rig count has increased 43% since December 31, 2016. Driven by the corresponding increase in frac sand demand, sales, tons sold and average selling price all increased sequentially during the three months ended June 30, 2017 compared to the three months ended March 31, 2017 as summarized below.

Amounts in thousands except per ton data	Three Months Ended			Percentage Change for Three Months Ended
	June 30,	March 31,	December 31,	June 30, 2017 vs. March 31, 2017	March 31, 2017 vs. December 31, 2016
Oil & Gas Proppants	2017	2017	2016
Sales	$235,018	$192,959	$136,977	22%	41%
Tons Sold	2,745	2,532	2,081	8%	22%
Average Selling Price per Ton	$85.62	$76.21	$65.82	12%	16%

However, if recovery in oil and gas drilling and completion activity does not continue, demand for frac sand may decline, which could result in us selling fewer tons, selling tons at lower prices, or both. If we sell less frac sand, or sell frac sand at lower prices, our revenue, net income, cash generated from operating activities, and liquidity would be adversely affected. We could evaluate further actions to reduce cost and improve liquidity. For instance, depending on market conditions, we may implement additional cost improvement projects or reduce our capital spending for 2017 and beyond and may delay or cancel capital projects.

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
Industrial and specialty products end market trends
Demand in the industrial and specialty products end markets is relatively stable and is primarily influenced by key macroeconomic drivers such as housing starts, light vehicle sales, repair and remodel activity and industrial production. The primary end markets served by our production used in Industrial & Specialty Products are foundry, building products, sports and recreation, glassmaking and filtration. We have been increasing our value-added product offerings in the industrial and specialty products end markets. These new higher margin product sales have increased our Industrial & Specialty Products segment's profitability. For instance, on April 1, 2017, we completed the White Armor acquisition, a product line of cool roof granules used in industrial roofing applications.
Our Strategy
The key drivers of our growth strategy include:

•
Expand our Oil & Gas Proppants production capacity and product portfolio. We continue to consider and execute several initiatives to increase our frac sand production capacity and augment our proppant product portfolio. We are evaluating Greenfield opportunities and also, are expanding production capacities and maximizing production efficiencies of our existing facilities.

•
Increase our presence and product offering in industrial and specialty products end markets. Our research and business development teams work in tandem with our customers to develop new products, which we expect will either increase our presence and market share in certain industrial and specialty products end markets or allow us to enter new markets. We manage a robust pipeline of new products in various stages of development. Some of these products have already come to market, resulting in a positive impact on our financial results. We continue to work toward offering more value-driven industrial and specialty products that will enhance the profitability of the business. For instance, on April 1, 2017, we completed the White Armor acquisition, a product line of cool roof granules used in industrial roofing applications.

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

•
Expand our supply chain network and leverage our logistics capabilities to meet our customers’ needs in each strategic oil and gas basin. We continue to expand our transload network to ensure product is available to meet the in-basin needs of our customers. This approach allows us to provide strong customer service and puts us in a position to take advantage of opportunistic spot market sales. Our plant sites are strategically located to provide access to key Class I railroads, which enables us to cost effectively send product to each of the strategic basins in North America. We can ship product by truck, barge and rail with an ability to connect to short-line railroads as necessary to meet our customers’ evolving in-basin product needs. We believe that our supply chain network and logistics capabilities are a competitive advantage that enables us to provide superior service for our customers. We expect to continue to make strategic investments and develop partnerships with transload operators and transportation providers that will enhance our portfolio of supply chain services that we can provide to customers. As of June 30, 2017, we have storage capacity at 48 transloads located near all of the major shale basins in the United States. Our acquisition of Sandbox extends our delivery capability directly to our customers' wellhead locations, which increases efficiency and provides a lower cost logistics solution for our customers. Sandbox has operations in Midland/Odessa, Texas; Morgantown, West Virginia; western North Dakota; northeast of Denver, Colorado; Oklahoma City, OK; and Cambridge, Ohio, where its major customers are located.

•
Evaluate both Greenfield and Brownfield expansion opportunities and other acquisitions. We expect to continue leveraging our reputation, processing capabilities and infrastructure to increase production, as well as explore other opportunities to expand our reserve base. We may accomplish this by developing Greenfield projects, where we can capitalize on our technical knowledge of geology, mining and processing and our strong reputation within local communities. For instance, we purchased a new Greenfield site in Crane County, Texas, which depending on market conditions, could become operational as early as late 2017 and eventually add approximately 4 million tons of annual frac sand capacity. We are continuing to actively pursue acquisitions to grow by taking advantage of our asset footprint, our management’s experience with high-growth businesses, and our strong customer relationships. Our primary objective is to acquire assets with differing levels of frac sand qualities that are complementary to our Oil & Gas Proppants segment, with a focus on mining, processing and logistics to further enhance our market presence. We prioritize acquisitions that provide opportunities to realize synergies (and, in some cases, the acquisition may be immediately accretive assuming synergies), including entering new geographic and frac sand product markets, acquiring attractive customer contracts and improving operations. On August 16, 2016, we completed our acquisition of NBI, the ultimate parent company of NBR Sand, LLC, a regional sand producer located near Tyler, Texas. Additionally, on August 22, 2016, we completed the acquisition of Sandbox, a provider of logistics solutions and technology for the transportation of proppant used in hydraulic fracturing in the oil and gas industry. We are in active discussions to acquire additional assets fitting this strategy, which, if completed, could be “significant” under Regulation S-X and could require additional sources of financing. There can be no assurance that we will reach a definitive agreement and complete any of these potential transactions. See the risk factors disclosed in Item 1A of Part I of our 2016 Annual Report, including the risk factor entitled, “If we cannot successfully complete acquisitions or integrate acquired businesses, our growth may be limited and our financial condition may be adversely affected.”

•
Maintain financial strength and flexibility. We intend to maintain financial strength and flexibility to enable us to better pursue acquisitions and new growth opportunities as they arise and manage through any oil and gas proppant industry downturn. As of June 30, 2017, we had $598.5 million of cash on hand and $46.0 million of availability under our Revolver.

How We Generate Our Sales
We derive our sales primarily by mining, processing and delivering minerals that our customers purchase for various uses. Our product sales are primarily a function of the price per ton and the number of tons sold. The price invoiced reflects product, transportation and additional services as applicable, such as storage and transloading the product from railcars to trucks for delivery to the customer site. We invoice the majority of our customers on a per shipment basis, although for some larger customers, we consolidate invoices weekly or monthly. Service sales are billed periodically after services are completed. Depending on the types of services, the total amount billed includes labor, equipment costs, freight, handling and other costs. Our five largest customers accounted for approximately 44% of total sales during the six months ended June 30, 2017. Sales to our two largest customers, Halliburton Company and Schlumberger N.V. accounted for 14% and 12% of our total revenues during the six months ended June 30, 2017. No other customer accounted for 10% or more of our total sales.
We primarily sell our products under short-term price agreements or at prevailing market rates. For a number of customers, we sell under long-term competitively-bid contracts. Some customers provided advance payments for future shipments. A percentage of these advance payments is recognized as revenue with each ton of applicable product shipped to the customer. Selling more tons under supply contracts enables us to be more efficient from a production, supply chain and logistics standpoint. As discussed in Part I, Item 1A., "Risk Factors", of our 2016 Annual Report—"A large portion of our sales is generated by our top ten customers, and the loss of, or significant reduction in, purchases by our largest customers could adversely affect our operations,” these customers may not continue to purchase the same levels of product in the future due to a variety of reasons, contract requirements notwithstanding.
As of June 30, 2017, we have seven take-or-pay supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2018 and 2019. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge and that our customers will pay for each product. Prices under these agreements are generally fixed and subject to adjustment in response to certain metrics such as market indices or changes in cost. Collectively, sales to customers with take-or-pay supply agreements accounted for 23% and 20% of our total company revenue during the six months ended June 30, 2017 and 2016, respectively. Although sales under take-or-pay supply agreements may result in us realizing lower margins than we otherwise might during periods of high market prices, we believe such lower margins are offset by the benefits derived from the product mix and sales volume stability afforded by such supply agreements, which helps us lower market risk arising from adverse changes in spot prices and market conditions.
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
The following table sets forth a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA.

(All amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$29,459	$(11,772)	$31,981	$(22,775)
Total interest expense, net of interest income	6,641	6,150	12,952	12,520
Provision for taxes	7,110	(9,774)	5,396	(17,924)
Total depreciation, depletion and amortization expenses	23,626	15,209	45,225	29,765
EBITDA	66,836	(187)	95,554	1,586
Non-cash incentive compensation (1)	6,442	3,449	11,952	5,355
Post-employment expenses (excluding service costs) (2)	240	199	729	964
Business development related expenses (3)	1,543	861	3,029	968
Other adjustments allowable under our existing credit agreement (4)	11	1,051	6,520	1,752
Adjusted EBITDA	$75,072	$5,373	$117,784	$10,625

(1)	Reflects equity-based compensation expense.
(2)
Includes net pension cost and net post-retirement cost relating to pension and other post-retirement benefit obligations during the applicable period, but in each case excluding the service cost relating to benefits earned during such period. See Note L - Pension and Post-retirement Benefits to our Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

(3)	Reflects expenses related to business development activities in connection with our growth and expansion initiatives.
(4)	Reflects miscellaneous adjustments permitted under our existing credit agreement. The six months ended June 30, 2017 amount includes a contract restructuring cost of $6.3 million.

Results of Operations for the Three Months Ended June 30, 2017 and 2016
Sales

(All numbers in thousands except per ton data)	Three Months Ended June 30,		Amount Change	Percent Change
	2017	2016	'17 vs.'16	'17 vs.'16
Sales:
Oil & Gas Proppants	$235,018	$64,926	$170,092	262%
Industrial & Specialty Products	55,447	52,068	3,379	6%
Total Sales	$290,465	$116,994	$173,471	148%
Tons:
Oil & Gas Proppants	2,745	1,333	1,412	106%
Industrial & Specialty Products	893	904	(11)	(1)%
Total Tons	3,638	2,237	1,401	63%
Average Selling Price per Ton:
Oil & Gas Proppants	$85.62	$48.71	$36.91	76%
Industrial & Specialty Products	62.09	57.60	4.49	8%
Overall Average Selling Price per Ton:	$79.84	$52.30	$27.54	53%
Total sales increased 148% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, driven by a 63% increase in total tons sold and a 53% increase in overall average selling price. Tons sold in-basin represented 47% and 33% of total company tons sold for the three months ended June 30, 2017 and 2016, respectively.
The increase in total sales was primarily driven by Oil & Gas Proppants sales, which increased 262% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Oil & Gas Proppants tons sold increased 106% and average selling price increased 76%. These increases were driven by year over year growth in demand for our frac sand and acquisitions of Sandbox and NBI.
Industrial & Specialty Products sales increased by 6% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 driven by 8% increase in average selling price. Tons sold decreased 1%, driven by our strategic shift among customers and products. The increase in average selling price was primarily a result of new higher-margin product sales and price increases.
Cost of Sales
Cost of sales increased by $94.7 million, or 92%, to $197.4 million for the three months ended June 30, 2017 compared to $102.7 million for the three months ended June 30, 2016. As a percentage of sales, cost of sales decreased to 68% for the three months ended June 30, 2017 compared to 88% for the same period in 2016. These changes result from the main components of cost of sales as discussed below.
We incurred $112.2 million and $52.2 million of transportation and related costs for the three months ended June 30, 2017 and 2016, respectively. This increase was due to increased tons sold through our transloads and the Sandbox acquisition. As a percentage of sales, transportation and related costs decreased to 39% for the three months ended June 30, 2017 compared to 45% for the same period in 2016.
We incurred $31.5 million and $16.8 million of operating labor costs for the three months ended June 30, 2017 and 2016, respectively. The $14.7 million increase in labor costs incurred was primarily due to more tons sold and incremental costs related to Sandbox operations. As a percentage of sales, operating labor costs represented 11% for the three months ended June 30, 2017 compared to 14% for the same period in 2016.
We incurred $8.6 million and $5.9 million of electricity and drying fuel (principally natural gas) costs for the three months ended June 30, 2017 and 2016, respectively. The $2.7 million increase in electricity and drying fuel costs incurred was mainly due to more tons sold. As a percentage of sales, electricity and drying fuel costs represented 3% for the three months ended June 30, 2017 compared to 5% for the same period in 2016.

We incurred $15.1 million and $7.9 million of maintenance and repair costs for the three months ended June 30, 2017 and 2016, respectively. The increase in maintenance and repair costs incurred was mainly due to higher production volume and the addition of our Tyler, Texas facility. As a percentage of sales, maintenance and repair costs represented 5% for the three months ended June 30, 2017 compared to 7% for the same period in 2016.
Segment Contribution Margin
Oil & Gas Proppants contribution margin increased by $77.2 million, or 1,288%, to $71.2 million for the three months ended June 30, 2017 compared to $(6.0) million for the three months ended June 30, 2016, driven by a $170.1 million increase in segment revenue, partially offset by higher segment cost of sales.
Industrial & Specialty Products contribution margin increased by $1.8 million, or 8%, to $23.3 million for the three months ended June 30, 2017 compared to $21.5 million for the three months ended June 30, 2016, driven by increased higher-margin products sales as a percentage of total sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $11.4 million, or 78%, to $26.0 million for the three months ended June 30, 2017 compared to $14.6 million for the three months ended June 30, 2016. The increase was due to the following factors:

•
Business development related expense increased by $0.7 million to $1.5 million for the three months ended June 30, 2017 compared to $0.9 million for the three months ended June 30, 2016. The increase was primarily due to costs related to the White Armor acquisition and to evaluating other acquisition opportunities.

•
Compensation-related expense increased by $8.5 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, mainly driven by increased equity-based compensation and incremental personnel expense related to our NBI and Sandbox employees.

•	Bad debt expense increased by $0.1 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, mainly due to increased sales.
In total, our selling, general and administrative costs represented approximately 9% and 12% of our sales for the three months ended June 30, 2017 and 2016, respectively.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense increased by $8.4 million, or 55%, to $23.6 million for the three months ended June 30, 2017 compared to $15.2 million for the three months ended June 30, 2016. The year over year increase was mainly driven by additional costs related to assets acquired in conjunction with our NBI, Sandbox and White Armor acquisitions as well as other continued capital spending. Depreciation, depletion and amortization costs represented approximately 8% and 13% of our sales for the three months ended June 30, 2017 and 2016, respectively.
Operating Income (Loss)
Operating income increased by $58.9 million, or 380%, to $43.4 million for the three months ended June 30, 2017 compared to an operating loss of $(15.5) million for the three months ended June 30, 2016. The increase was due to a 148% increase in total sales partially offset by a 92% increase in cost of sales, a 78% increase in selling, general and administrative expense and a 55% increase in depreciation, depletion and amortization expense.
Interest Expense
Interest expense increased by $1.5 million, or 22%, to $8.1 million for the three months ended June 30, 2017 compared to $6.6 million for the three months ended June 30, 2016, driven by additional long-term liabilities assumed in conjunction with our NBI and Sandbox acquisitions.
Other Income, net, including interest income
Other income increased by $0.7 million, or 107%, to $1.3 million for the three months ended June 30, 2017 compared to $0.6 million for the three months ended June 30, 2016. The increase was primarily due to an increase in interest income earned during the three months ended June 30, 2017.

Provision for Income Taxes
The income tax expense increased by $16.9 million, or 173% to $7.1 million for the three months ended June 30, 2017 compared to $9.8 million in income tax benefit for the three months ended June 30, 2016. The increase was due to increased profit before income tax partially offset by the equity compensation tax benefit recorded discretely during the three months ended June 30, 2017. The effective tax rate was 19% and 45% for the three months ended June 30, 2017 and 2016, respectively. See accompanying Note K - Income Taxes of our Financial Statements for more information.
Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes.
Net Income (Loss)
Net income was $29.5 million for the three months ended June 30, 2017 compared to a net loss of $(11.8) million for the three months ended June 30, 2016. The year over year increase was due to the factors noted above.
Results of Operations for the Six Months Ended June 30, 2017 and 2016
Sales

(All numbers in thousands except per ton data)	Six Months Ended June 30,		Amount Change	Percent Change
	2017	2016	'17 vs. '16	'17 vs. '16
Sales:
Oil & Gas Proppants	$427,976	$138,791	$289,185	208%
Industrial & Specialty Products	107,286	100,713	6,573	7%
Total Sales	$535,262	$239,504	$295,758	123%
Tons:
Oil & Gas Proppants	5,277	2,744	2,533	92%
Industrial & Specialty Products	1,754	1,766	(12)	(1)%
Total Tons	7,031	4,510	2,521	56%
Average Selling Price per Ton:
Oil & Gas Proppants	$81.10	$50.58	$30.52	60%
Industrial & Specialty Products	61.17	57.03	4.14	7%
Overall Average Selling Price per Ton:	$76.13	$53.11	$23.02	43%
Total sales increased 123% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, driven by a 43% increase in overall average selling price and a 56% increase in total tons sold. Tons sold in-basin represented 48% and 32% of total company tons sold for the six months ended June 30, 2017 and 2016, respectively.
The increase in total sales was driven by Oil & Gas Proppants sales, which increased 208% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Oil & Gas Proppants tons sold for the six months ended June 30, 2017 increased 92% and average selling price increased 60%. These increases were driven by the year over year growth in demand for our frac sand from customers and the Sandbox and NBI acquisitions.
Industrial & Specialty Products sales increased 7% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Tons sold decreased 1%, driven by our strategic shift among customers and products. Average selling price increased 7%, driven by new higher-margin product sales and price increases.
Cost of Sales
Cost of sales increased by $175.4 million, or 84%, to $384.9 million for the six months ended June 30, 2017 compared to $209.5 million for the six months ended June 30, 2016. As a percentage of sales, cost of sales decreased to 72% for the six months ended June 30, 2017 compared to 87% for the same period in 2016. These changes result from the main components of cost of sales as discussed below.
We incurred $216.4 million and $104.3 million of transportation and related costs for the six months ended June 30, 2017 and 2016, respectively. This increase was due to increased tons sold through our transloads and the Sandbox acquisition.

As a percentage of sales, transportation and related costs decreased to 40% for the six months ended June 30, 2017 compared to 44% for the same period in 2016.
We incurred $61.9 million and $36.5 million of operating labor costs for the six months ended June 30, 2017 and 2016, respectively. The $25.4 million increase in labor costs incurred was primarily due to more tons sold and incremental costs related to Sandbox operations. As a percentage of sales, operating labor costs represented 12% for the six months ended June 30, 2017 compared to 15% for the same period in 2016.
We incurred $17.3 million and $12.6 million of electricity and drying fuel (principally natural gas) costs for the six months ended June 30, 2017 and 2016, respectively. The increase in electricity and drying fuel costs incurred was due to more tons sold. As a percentage of sales, electricity and drying fuel costs represented 3% for the six months ended June 30, 2017 compared to 5% for the same period in 2016.
We incurred $27.9 million and $16.0 million of maintenance and repair costs for the six months ended June 30, 2017 and 2016, respectively. The increase in maintenance and repair costs incurred was mainly due to higher production volume and the addition of our Tyler, Texas facility. As a percentage of sales, maintenance and repair costs decreased to 5% for the six months ended June 30, 2017 compared to 7% for the same period in 2016.
Segment Contribution Margin
Oil & Gas Proppants contribution margin increased by $115.2 million, or 2,240%, to $110.1 million for the six months ended June 30, 2017 compared to $(5.1) million for the six months ended June 30, 2016, driven by a 208% increase in revenue partially offset by a 121% higher segment cost of sales.
Industrial & Specialty Products contribution margin increased by $5.1 million, or 13%, to $43.5 million for the six months ended June 30, 2017 compared to $38.4 million for the six months ended June 30, 2016, driven by increased higher margin products sales as a percentage of total sales and price increases.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $18.3 million, or 61%, to $48.4 million for the six months ended June 30, 2017 compared to $30.1 million for the six months ended June 30, 2016. The increase was primarily due to the following factors:

•
Business development related expense increased by $2.1 million to $3.0 million for the six months ended June 30, 2017 compared to $1.0 million for the six months ended June 30, 2016. The increase was primarily due to costs related to the Whit Armor acquisition and to evaluating other acquisition opportunities.

•
Compensation related expense increased by $13.7 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to increased equity-based compensation and incremental expense related to NBI and Sandbox employees.

•	Bad debt expense increased by $0.7 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, mainly due to increased sales.
In total, our selling, general and administrative costs represented approximately 9% and 13% of our sales for the six months ended June 30, 2017 and 2016, respectively.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense increased by $15.5 million, or 52%, to $45.2 million for the six months ended June 30, 2017 compared to $29.8 million for the six months ended June 30, 2016. The year over year increase was driven by our NBI and Sandbox acquisitions as well as other capital spending. Depreciation, depletion and amortization costs represented approximately 8% and 12% of our sales for the six months ended June 30, 2017 and 2016, respectively.
Operating Income (Loss)
Operating income increased by $86.6 million, or 291%, to $56.8 million for the six months ended June 30, 2017 compared to $(29.8) million of operating loss for the six months ended June 30, 2016. The increase was due to a 123% increase in sales partially offset by a 84% increase in cost of sales, a 61% increase in selling, general and administrative expense and a 52% increase in depreciation, depletion and amortization expense.

Interest Expense
Interest expense increased by $2.5 million, or 19%, to $15.8 million for the six months ended June 30, 2017 compared to $13.3 million for the six months ended June 30, 2016, driven by additional long-term liabilities assumed in conjunction with our NBI and Sandbox acquisitions.
Other Income (Expense), net, including interest income
Other expense increased by $6.1 million, or 253% to $(3.7) million for the six months ended June 30, 2017 compared to other income of $2.4 million for the six months ended 2016. The increase was primarily due to a contract restructuring cost incurred during the six months ended June 30, 2017.
Provision for Income Taxes
Income tax expense increased $23.3 million to $5.4 million for the six months ended June 30, 2017 compared to $17.9 million of income tax benefit for the six months ended June 30, 2016. The increase was due to increased profit before income taxes partially offset by the equity compensation tax benefit recorded discretely for the six months ended June 30, 2017. The effective tax rate was 14% and 44% for the six months ended June 30, 2017 and 2016, respectively. See accompanying Note K - Income Taxes of our Financial Statements for more information.
Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes.
Net Income (Loss)
Net income was $32.0 million for the six months ended June 30, 2017 compared to a net loss of $(22.8) million for the six months ended June 30, 2016. The year over year increase was due to the factors noted above.

Liquidity and Capital Resources
Overview
Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to return cash to our stockholders, and to finance acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through cash on hand or borrowings under our credit facilities and equity issuances. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of June 30, 2017, our working capital was $684.8 million and we had $46.0 million of availability under the Revolver.
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
Cash Flow Analysis
A summary of operating, investing and financing activities (in thousands) is shown in the following table:

	Six Months Ended June 30,		Percent Change
	2017	2016	'17 vs. '16
Net cash provided by (used in):
Operating activities	$84,241	$1,321	6,277%
Investing activities	(179,464)	(1,450)	12,277%
Financing activities	(17,467)	177,260	(110)%
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
Net cash provided by operating activities was $84.2 million for the six months ended June 30, 2017 compared to $1.3 million for the six months ended June 30, 2016. This $82.9 million increase in cash provided by operations was mainly the result of a $54.8 million increase in net income and $25.0 million advance payment received from a customer.
Net Cash Used in Investing Activities
Investing activities consist primarily of cash consideration paid to acquire businesses, capital expenditures for growth and maintenance and proceeds from the sale and maturity of short-term investments.
Net cash used in investing activities was $179.5 million for the six months ended June 30, 2017. This was due to capital expenditures of $158.9 million, cash consideration of $18.6 million paid for White Armor acquisition and capitalized intellectual property costs of $2.0 million. Capital expenditures for the six months ended June 30, 2017 were approximately $94.4 million for a purchase of reserves in Crane County, Texas and $64.4 million for engineering, procurement and construction of our growth projects and other maintenance and cost improvement capital projects.
Net cash used in investing activities was $1.5 million for the six months ended June 30, 2016. This was due to capital expenditures of $23.4 million being partially offset by $21.9 million in proceeds from sales and maturities of short-term investments. Capital expenditures for the six months ended June 30, 2016, which totaled $23.4 million, were primarily for a purchase of reserves adjacent to our Ottawa, Illinois, facility, engineering, procurement and construction of our growth projects and other maintenance and cost improvement capital projects.
Subject to our continuing evaluation of market conditions, we anticipate that our capital expenditures in 2017 will be in a range of $325 million to $375 million, which is primarily associated with previously announced growth projects and other maintenance and cost improvement capital projects. We expect to fund our capital expenditures through cash on our balance sheet, cash generated from our operations and cash generated from financing activities.
Net Cash Provided by Financing Activities
Financing activities consist primarily of equity issuances, capital contributions, dividend payments, borrowings and repayments related to the Revolver, Term Loan, as well as fees and expenses paid in connection with our credit facilities, advance payments from our customers and capital leases.
Net cash used in financing activities was $17.5 million for the six months ended June 30, 2017, driven by $10.2 million in dividends paid, $3.9 million of tax payments related to shares withheld for vested restricted stock, $3.3 million of long-term debt payments, and $0.6 million of capital lease repayments partially offset by $0.5 million of proceeds from employee stock options exercised.
Net cash provided by financing activities was $177.3 million in the six months ended June 30, 2016, driven by $200.0 million of common stock issuances and $1.3 million of proceeds from exercised employee stock options, both of which were partially offset by $13.8 million common stock issuance costs, $6.7 million of dividends paid and $2.6 million of long-term debt payments, and$1.0 million of tax payments related to shares withheld for vested restricted stock.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have a current material effect or are likely to have future material effect on our financial condition, changes in financial condition, sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Environmental Matters
We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. As of June 30, 2017, we had $11.6 million accrued for future reclamation costs, as compared to $11.2 million as of December 31, 2016.
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
Availability of Reports; Website Access; Other Information
Our internet address is http://www.ussilica.com. Through “Investors”—“SEC Filings” on our home page, we make available free of charge our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our proxy statements, our Current Reports on Form 8-K, SEC Forms 3, 4 and 5 and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our reports filed with the SEC are also made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information about the Public Reference Room may be obtained by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available on its website at www.sec.gov.
Copies of our Corporate Governance Guidelines, our Audit Committee, Compensation Committee and Nominating and Governance Committee charters, the Code of Conduct for our Board of Directors and Code of Conduct and Ethics for U.S. Silica employees (including the chief executive officer, chief financial officer and corporate controller) can also be found on our website. Any amendments or waivers to the Code of Conduct and Ethics applicable to the chief executive officer, chief financial officer and corporate controller can also be found in the “Investors” section of the U.S. Silica website. Stockholders may also request a free copy of these documents from: U.S. Silica Holdings, Inc., attn.: Investor Relations, 8490 Progress Drive, Suite 300, Frederick, Maryland 21701 or IR@ussilica.com.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
We are exposed to certain market risks, which exist as a part of our ongoing business operations. Such risks arise from adverse changes in market rates, prices and conditions. We address such market risks in "How We Generate Our Sales" in Item 2 of this Quarterly Report on Form 10-Q, Management's Discussion and Analysis of Financial Condition and Results of Operations.
Interest Rate Risk
We are exposed to interest rate risk arising from adverse changes in interest rates. As of June 30, 2017, we have $491.6 million of debt outstanding under our senior credit facility. Assuming no change in the amount outstanding, and LIBOR is greater than the 1.0% minimum base rate on the Term Loan, a hypothetical increase or decrease in interest rates by 1.0% would have changed our interest expense by $4.9 million per year.
We use interest rate derivatives in the normal course of our business to manage both our interest cost and the risks associated with changing interest rates. We do not use derivatives for trading or speculative purposes. The following table summarizes the fair value of our derivative instruments (in thousands) at June 30, 2017 and December 31, 2016.

	June 30, 2017				December 31, 2016
	Maturity Date	Contract/Notional Amount	Carrying Amount	Fair Value	Maturity Date	Contract/Notional Amount	Carrying Amount	Fair Value
Interest rate cap agreement(1)	2019	$249 million	$2	$2	2019	$249 million	$72	$72

(1)	Agreements limit the LIBOR floating interest rate base to 4%.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the quarter ended June 30, 2017, we continued to integrate NBI's and Sandbox's processes, information technology systems and other components of internal control over financial reporting into our internal control structure.

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
As a result of the above developments, the filing rate of new claims against us over the past three years has decreased to below pre-2001 levels, and we were named as a defendant in one, zero and two new silicosis cases filed in 2014, 2015 and 2016, respectively. During the six months ended June 30, 2017, no additional claims were brought against us. As of June 30, 2017, there were a total of approximately 60 active silica-related products liability claims pending in which we were a defendant and approximately 1 inactive claim. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media, and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for both our predecessors that covered certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to certain insurance). As a result of a settlement with a former owner and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us, and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and we will continue to make such payments on our behalf.
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
As of June 30, 2017, there have been no material changes to the risk factors disclosed in Item 1A of Part I in our 2016 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchase Program
The following table presents the total number of shares of our common stock that we purchased during the second quarter of 2017, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period pursuant to our June 2012 share repurchase program:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
April 2017	—		$—	—
May 2017	1,414	(2)	$40.74	—
June 2017	12,842	(2)	$38.25	—
Total	14,256		$38.50	—	$33,173,725

(1)
A program covering the repurchase of up to $25.0 million of our common stock was initially announced in June 2012 and was increased to $50.0 million in December 2014. This program expires on December 11, 2017.

(2)	Represents shares withheld by U.S. Silica to pay taxes due upon the vesting of employee restricted stock and restricted stock units.
From June 30, 2017 to the date of the filing of this Quarterly Report on Form 10-Q, we have not repurchased any shares of our common stock.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of August, 2017.

U.S. Silica Holdings, Inc.

/s/ DONALD A. MERRIL
Name:	Donald A. Merril
Title:	Chief Financial Officer

S-1

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of U.S. Silica Holdings, Inc., effective May 4, 2017.	8-K	001-35416	3.1	May 10, 2017
3.2	Third Amended and Restated Bylaws of U.S. Silica Holdings, Inc., effective May 4, 2017.	8-K	001-35416	3.2	May 10, 2017
4.1	Specimen Common Stock Certificate.	S-1/A	333-175636	4.1	December 7, 2011
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification by Bryan A. Shinn, Chief Executive Officer.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification by Donald A. Merril, Chief Financial Officer.
32.1*	Section 1350 Certification by Bryan A. Shinn, Chief Executive Officer.
32.2*	Section 1350 Certification by Donald A. Merril, Chief Financial Officer.
95.1*	Mine Safety Disclosure
99.1*	Consent of PropTester, Inc.
101*	101.INS XBRL Instance
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