Form 10-K
period 2017-12-31
U.S. SILICA HOLDINGS, INC.
filed 2018-02-21
CIK 1524741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the outstanding common stock held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,870,547,820 based on the closing price of $35.49 per share, as reported on the New York Stock Exchange.

As of February 16, 2018, 80,539,945 shares of the common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-K             Certain sections of the Proxy Statement for the 2018 Annual Meeting of Shareholders for U.S. Silica Holdings, Inc.

U.S. Silica Holdings, Inc.
FORM 10-K
For the Fiscal Year Ended December 31, 2017

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

•	our dependence on five of our plants for a significant portion of our sales;

•	the level of activity in the natural gas and oil industries;

•	decreased demand for frac sand or the development of either effective alternative proppants or new processes to replace hydraulic fracturing;

•	federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing and the potential for related regulatory action or litigation affecting our customers’ operations;

•	our rights and ability to mine our properties and our renewal or receipt of the required permits and approvals from governmental authorities and other third parties;

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
Our Company
Business Overview
We are one of the largest domestic producers of commercial silica, a specialized mineral that is a critical input into a variety of attractive end markets. During our 118-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 239 products to customers across these markets. As of December 31, 2017, we operate 19 production facilities across the United States and control 765 million tons of reserves of commercial silica, which can be processed to make 323 million tons of finished products that meet American Petroleum Institute ("API") frac sand specifications.
On August 16, 2016, we completed the acquisition of New Birmingham, Inc. ("NBI"), a regional sand producer located near Tyler, Texas. On August 22, 2016, we completed the acquisition of Sandbox Enterprises, LLC ("Sandbox" or the “Sandbox Acquisition”) as a “last mile” logistics solution for frac sand in the oil and gas industry.
On April 1, 2017, we completed the acquisition of White Armor, a product line of cool roof granules used in industrial roofing applications. On August 16, 2017, we completed the acquisition of Mississippi Sand, LLC ("MS Sand"). MS Sand is a frac sand mining and logistics company based in St. Louis, Missouri.
For more information regarding these acquisitions, see Note D - Business Combinations to our Financial Statements in Part II, Item 8 to this Annual Report on Form 10-K.
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
Corporate History
U.S. Silica Holdings, Inc. was incorporated under the laws of the State of Delaware on November 14, 2008. U.S. Silica Company, which has been a domestic producer of commercial silica for 118 years, became a wholly-owned subsidiary of the Company on November 25, 2008. On January 31, 2012, we completed our initial public offering of our common stock.
Our Strengths
We attribute our success to the following strengths:

•
Large-scale producer with a diverse and high-quality reserve base. Our 19 geographically dispersed production facilities control 765 million tons of reserves, including API size frac sand and large quantities of silica with distinct characteristics, giving us the ability to sell over 239 products to customers in both our Oil & Gas Proppants segment and Industrial & Specialty Products segment. Our large-scale production, logistics capabilities and long reserve life make us a preferred commercial silica supplier to our customers. Our consistent, reliable supply of large quantities of silica gives our customers the security to customize their production processes around our commercial silica. Furthermore, our large scale provides us earnings diversification and a larger addressable market.

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

•	On August 16, 2017, we completed the acquisition of MS Sand, a frac sand mining and logistics company based in St. Louis, Missouri.

•
In July 2017, we purchased a new Greenfield site near Lamesa, Texas, which depending on market conditions, could become operational as early as the second quarter of 2018 and add approximately 2.6 million tons of annual frac sand capacity.

•
In May 2017, we purchased a new Greenfield site in Crane County, Texas, which depending on market conditions, could become operational as early as the first quarter of 2018 and add approximately 4 million tons of annual frac sand capacity.

•
On August 16, 2016, we acquired NBI, the ultimate parent company of NBR Sand, LLC, a regional sand producer located near Tyler, Texas. This facility allows customers to ship regional sand directly to the wellheads in the Texas and Louisiana basins by truck, which provides us with a delivered cost advantage.

•
On August 22, 2016, we completed the acquisition of Sandbox, a provider of logistics solutions and technology for the transportation of proppant used in hydraulic fracturing in the oil and gas industry. Sandbox provides “last mile” logistics to oil and gas companies. Sandbox has operations in Texas (Midland/Odessa, Kenedy, Dallas/Fort Worth, Tyler); Morgantown, West Virginia; western North Dakota; northeast of Denver, Colorado; Oklahoma City, Oklahoma; Cambridge, Ohio and Mansfield, Pennsylvania, where its major customers are located, which allowed us to expand our frac sand offering directly to customers' wellhead locations.

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

•
Low-cost operating structure. We focus on building and operating facilities with low delivered cost that will allow us to be successful through market cycles. We believe the combination of the following factors contributes to our low-cost structure and our high margins:

•	our ownership of the vast majority of our reserves, resulting in mineral royalty expense that was less than 0.1% of our sales in 2017;

•	the close proximity of our mines to their respective processing plants, which allows for a cost-efficient and highly automated production process;

•	our processing expertise, which enables us to create over 239 products with unique characteristics while minimizing waste;

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

•
Strong reputation with our customers and the communities in which we operate. We believe that we have built a strong reputation during our 118-year operating history. Our customers know us for our dependability and our high-quality, innovative products, as we have a long track record of timely delivery of our products according to customer specifications. We also have an extensive network of technical resources, including materials science and petroleum engineering expertise, which enables us to collaborate with our customers to develop new products and improve the performance of their existing applications. We are also well known in the communities in which we operate as a preferred employer and a responsible corporate citizen, which generally serves us well in hiring new employees and securing difficult to obtain permits for expansions and new facilities.

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

•
Expand our supply chain network and leverage our logistics capabilities to meet our customers’ needs in each strategic oil and gas basin. We continue to expand our logistics network to ensure product is available to meet the in-basin needs of our customers. This approach allows us to provide strong customer service and puts us in a position to take advantage of opportunistic spot market sales. Our plant sites are strategically located to provide access to key Class I railroads, which enables us to cost effectively send product to each of the strategic basins in North America. We can ship product by truck, barge and rail with an ability to connect to short-line railroads as necessary to meet our customers’ evolving in-basin product needs. We believe that our supply chain network and logistics capabilities are a competitive advantage that enables us to provide superior service for our customers. We expect to continue to make strategic investments and develop partnerships with transload operators and transportation providers that will enhance our portfolio of supply chain services that we can provide to customers. As of December 31, 2017, we have storage capacity at 56 transloads located near all of the major shale basins in the United States. Our acquisition of Sandbox extends our delivery capability directly to our customers' wellhead locations, which increases efficiency and provides a lower cost logistics solution for our customers. Sandbox has operations in Texas (Midland/Odessa, Kenedy, Dallas/Fort Worth, Tyler); Morgantown, West Virginia; western North Dakota; northeast of Denver, Colorado; Oklahoma City, Oklahoma; Cambridge, Ohio and Mansfield, Pennsylvania, where its major customers are located.

•
Evaluate both Greenfield and Brownfield expansion opportunities and other acquisitions. We expect to continue leveraging our reputation, processing capabilities and infrastructure to increase production, as well as explore other opportunities to expand our reserve base.

◦
We may accomplish this by developing Greenfield projects, where we can capitalize on our technical knowledge of geology, mining and processing and our strong reputation within local communities. For instance, in May 2017, we purchased a new Greenfield site in Crane County, Texas, which depending on market conditions, could become operational as early as the first quarter of 2018 and add approximately 4 million tons of annual frac sand capacity. Additionally, in July 2017, we purchased a new Greenfield site near Lamesa, Texas, which depending on market conditions, could become operational as early as the second quarter of 2018 and add approximately 2.6 million tons of annual frac sand capacity.

◦
We are continuing to actively pursue acquisitions to grow by taking advantage of our asset footprint, our management’s experience with high-growth businesses, and our strong customer relationships. Our primary objective is to acquire assets with differing levels of frac sand qualities that are complementary to our Oil & Gas Proppants segment, with a focus on mining, processing and logistics to further enhance our market presence. We prioritize acquisitions that provide opportunities to realize synergies (and, in some cases, the acquisition may be immediately accretive assuming synergies), including entering new geographic and frac sand product markets, acquiring attractive customer contracts and improving operations. On August 16, 2016, we completed our acquisition of NBI, the ultimate parent company of NBR Sand, LLC, a regional sand producer located near Tyler, Texas. On August 22, 2016, we completed the acquisition of Sandbox, a provider of logistics solutions and technology for the transportation of proppant used in hydraulic fracturing in the oil and gas industry. On August 16, 2017, we completed our acquisition of MS Sand, a frac sand mining and logistics company based in St. Louis, Missouri. We are in active discussions to acquire additional assets fitting this strategy, which, if completed, could be “significant” under Regulation S-X and could require additional sources of financing. There can be no assurance that we will reach a definitive agreement and complete any of these potential transactions. See the risk factors disclosed in Item 1A of Part I of this Annual Report on Form 10-K, including the risk factor entitled, “If we cannot successfully complete acquisitions or integrate acquired businesses, our growth may be limited and our financial condition may be adversely affected.”

•
Maintain financial strength and flexibility. We intend to maintain financial strength and flexibility to enable us to better manage through industry downturns and pursue acquisitions and new growth opportunities as they arise. In March 2016, we completed a public offering of 10,000,000 shares of our common stock for total cash net proceeds of $186.2 million. In November 2016, we executed another offering of 10,350,000 shares of common stock raising net cash proceeds of $467.0 million. As of December 31, 2017, we had $384.6 million of cash on hand and $45.5 million of availability under our revolving credit facility (the "Revolver").

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
We also sell whole grain silica products in a range of size distributions, grain shapes and chemical purity levels to our customers involved in the manufacturing of glass products, including a low-iron whole grain product sold to manufacturers of architectural and solar glass applications. In addition, we sell several grades of whole grain round silica to the foundry industry and provide whole grain commercial silica to the building products industry. Sales of whole grain commercial silica products and coated proppants accounted for approximately 91%, 86%, and 88% of our total sales revenue for 2017, 2016 and 2015, respectively.
Ground Silica Products—Our ground commercial silica products are inherently inert, white and bright, with high purity. We market our ground silica in sizes ranging from 40 to 250 microns for use in plastics, rubber, polishes, cleansers, paints, glazes, textile fiberglass and precision castings. We also produce and market fine ground silica in sizes ranging from 5 to 40 microns for use in premium paints, specialty coatings, sealants, silicone rubber and epoxies. We believe we are currently the only commercial silica producer in the United States that manufactures a 5-micron product. Sales of ground silica products accounted for approximately 7%, 12%, and 9% of our total sales revenue for 2017, 2016 and 2015 respectively.
Industrial Mineral Products—We also produce and sell certain other industrial mineral products, such as aplite and magnesium silicate. Aplite is a mineral used to produce container glass and insulation fiberglass and is a source of alumina that has a low melting point and a low tendency to form defects in glass. We also produce and sell a highly selective adsorbent made from a mixture of silica and magnesium, used extensively in preparative and analytical chromatography. Sales of our other industrial mineral products accounted for approximately 2%, 2%, and 3% of our total sales revenue for 2017, 2016 and 2015, respectively.
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
We conduct only surface mining operations and do not operate any underground mines, although we do lease underground reserves at our Festus, MO, operation, which are being mined underground by a contractor. Mining methods at our facilities include conventional hard rock mining, hydraulic mining, surface or open-pit mining of loosely consolidated silica deposits and dredge mining. Hard rock mining involves drilling and blasting in order to break up sandstone into sizes suitable for transport to the processing facility by truck, slurry or conveyor. Hydraulic mining involves spraying high-pressure water to break up loosely consolidated sandstone at the mine face. Surface or open-pit mining involves using earthmoving equipment, such as bucket loaders, to gather silica deposits for processing. Lastly, dredging involves gathering silica deposits from mining ponds and transporting them by slurry pipelines for processing. We may also use slurry pipelines in our hydraulic and open-pit mining efforts to expedite processing. Silica mining and processing typically has less of an environmental impact than the mining and processing of other minerals, in part because it uses fewer chemicals. Our processing plants are equipped to receive the mined sand, wash away impurities, eliminate oversized or undersized particles and remove moisture through a multi-stage drying process. Our 19 production facilities are located primarily in the eastern half of the United States, with operations in Alabama, Illinois, Louisiana, Michigan, Missouri, New Jersey, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wisconsin. Each of our facilities operates year-round, typically in shift schedules designed to optimize facility utilization in accordance with market demand. Our facilities receive regular preventative maintenance, and we make additional capital investments in our facilities as required to support customer volumes and internal performance goals. For more information related to our production facilities, see Item 2, “Properties”.
We believe we have a broad and high quality mineral reserves base due to our strategically located mines and facilities. At December 31, 2017, we estimate that we had approximately 765 million tons of proven and probable mineral reserves. The quantity and nature of the mineral reserves at each of our properties are estimated by our mining engineers. Our mining engineers update our reserve estimates annually, making necessary adjustments for reserve usage at each location during the year and additions or reductions due to property acquisitions and dispositions, quality adjustments and mine plan updates. Before acquiring new reserves, we perform surveying, drill core analysis and other tests to confirm the quantity and quality of the acquired reserves. In some instances, we acquire the mineral rights to reserves without actually taking ownership of the properties. For more information related to our production facilities, deposits and reserves, see Item 2, “Properties”.
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
Distribution
We ship our commercial silica products direct to our customers by truck, rail or barge and through our network of in-basin transloads. Recent trends in the oil and gas market and the expansion of our logistics footprint have resulted in more of our product volumes being transported by high-efficiency unit trains over the past two years. During 2017, we shipped 349 unit trains to both our transload sites and our customers. Our recent acquisition of Sandbox extends our delivery capability directly to our customers' wellhead locations. Sandbox provides “last mile” logistics to companies in the oil and gas industry, which increases efficiency and provides a lower cost logistics solution for our customers. Sandbox has operations in Texas (Midland/Odessa, Kenedy, Dallas/Fort Worth, Tyler); Morgantown, West Virginia; western North Dakota; northeast of Denver, Colorado; Oklahoma City, Oklahoma; Cambridge, Ohio and Mansfield, Pennsylvania, where its major customers are located.
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
We are continuously looking to increase the number of available transload points to which we have access. This approach allows us to provide strong customer service and puts us in a position to take advantage of opportunistic spot market sales. As of December 31, 2017, we have 56 transload facilities strategically located in or near all major shale basins in the United States. For more information related to our transload facilities, see Item 2, “Properties”.
Both we and our customers lease a significant number of railcars for shipping purposes, as well as to facilitate the short-term storage of our products, particularly our frac sand products. As of December 31, 2017, we leased a fleet of 7,111 railcars, of which no empty cars were in storage.

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
Oil and Gas Proppants
Commercial silica is used as a proppant for oil and natural gas recovery in conventional and unconventional resource plays. Unconventional oil and natural gas production requires hydraulic fracturing and other well stimulation techniques to recover oil or natural gas that is trapped in the source rock and typically involves horizontal drilling. Frac sand is pumped down oil and natural gas wells at high pressures to prop open rock fissures in order to increase the flow rate of hydrocarbons from the wells. Proppants are also used in the "refracturing" process where older wells are restimulated using newer technologies and additional frac sand as a viable and lower-cost alternative to drilling new wells. The frac sand market experienced substantial growth from 2008 until 2014, driven by the growth in the use of hydraulic fracturing. From 2015 and through most of 2016, the frac sand market was negatively impacted due to reduced oil and gas drilling and completion activity in North America. Oil and gas drilling activity increased throughout 2017, leading to more completion activity. Leading indicators for completion activity suggest stabilization or even an increase in the near future.
Glass
Commercial silica is a critical input into and accounts for 55% to 75% of the raw materials in glass production. The glassmaking markets served by commercial silica producers include containers, flat glass, specialty glass and fiberglass. Demand typically varies within each of these end markets.
The container glass, flat glass and fiberglass end markets are generally mature end markets. Demand for container glass has historically grown in line with population growth, and we expect similar growth in the future. Flat glass and fiberglass tend to be correlated with construction and automotive production activity. While construction activity has improved during the past few years, automotive production activity has experienced recent declines. To the extent construction and domestic automotive production activity grow in the coming years, we expect that demand in these end markets will continue to increase. Some of the anticipated growth in the glass markets may be offset through the use of recycled glass.
Building Products
Commercial silica is used in the manufacturing of building products for commercial and residential construction. Whole grain commercial silica products are used in flooring compounds, mortars and grouts, specialty cements, stucco and roofing shingles. Ground commercial silica products are used by building products manufacturers in the manufacturing of certain fiberglass products and additionally as functional extenders and to add durability and weathering properties to cementious compounds. In addition, geothermal wells are an alternative energy source that requires specialized ground silica products in their well casings for effectiveness. The market for commercial silica used to manufacture building products is driven primarily by the demand in the construction markets. The historical trend for this market has been one of growth, especially in demand for cementious compounds for new construction, renovation and repair. We have seen an increase in permits and housing starts since 2012, and those gains continued in 2017. To the extent the housing market growth continues in the coming years, we expect that demand in this end market will increase.
Foundry
Commercial silica products are used in the production of molds for metal castings and in metal casting products. In addition, commercial whole grain silica is sold to coaters of foundry silica, or coated internally, who then sell their product to foundries for cores and shell casting processes. The demand for foundry silica primarily depends on the rate of automobile and light truck production, construction and production of heavy equipment like rail cars. Over the past decade, there has been some movement of foundry supply chains to Mexico and other offshore production areas. We have experienced increases in foundry demand since 2011. During 2017, several of the foundry markets continued to see growth. To the extent production levels continue to strengthen in the coming years, we expect that demand in this end market will increase.
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
Fillers and Extenders
Commercial silica products are sold to producers of paints and coating products for use as fillers and extenders in architectural, industrial and traffic paints and are sold to producers of rubber and plastic for use in the production of epoxy molding compounds and silicone rubber. The commercial silica products used in this end market are most often ground silica, including finer ground classifications. The market for fillers and extenders is driven by demand in the construction and automotive production industries as well as by demand for materials in the housing remodeling industry. We have experienced increases in demand in these sectors since 2011. To the extent these industries continue to grow in the coming years, we expect demand to increase.
Our Customers
We sell our products to a variety of end markets. Our customers in the oil and gas proppants end market include major oilfield services companies and exploration and production companies that are engaged in hydraulic fracturing. Sales to the oil and gas proppants end market comprised approximately 82%, 65%, and 67% of our total sales revenue in 2017, 2016 and 2015, respectively.
Our primary markets have historically been core industrial end markets with customers engaged in the production of glass, building products, foundry products, chemicals and fillers and extenders. Our diverse customer base drives high recovery rates across our production. We also benefit from strong and long-standing relationships with our customers in each of the industrial and specialty products end markets we serve. Sales to our industrial and specialty products end markets comprised approximately 18%, 35%, and 33% of our total sales revenue in 2017, 2016 and 2015, respectively.
Sales to our two largest customers, which are Oil & Gas Proppants customers, accounted for 15% and 12% of our total sales during the year ended December 31, 2017. No other customers accounted for 10% or more of our total sales.
Competition
Both of our reporting segments operate in highly competitive markets that are characterized by a small number of large, national producers and a larger number of small, regional or local producers. According to a January 2018 publication by the United States Geological Survey (“USGS”), in 2017, there were 200 producers of commercial silica with a combined 340 active operations in 35 states within the United States. Competition in the industry across both of our reporting segments is based on price, consistency and quality of product, site location, distribution capability, customer service, reliability of supply, breadth of product offering and technical support. As transportation costs are a significant portion of the total cost to customers of commercial silica, in many instances transportation costs can represent more than 50% of delivered cost, the commercial silica market is typically local, and competition from beyond the local area is limited. Notable exceptions to this are the frac sand and fillers and extenders markets, where certain product characteristics are not available in all deposits and not all plants have the requisite processing capabilities, necessitating that some products be shipped for extended distances. Because the markets for our products are typically local, we also compete with smaller, regional or local producers. For more information regarding competition, see “Risk Factors—Risks Related to Our Business—Our future performance will depend on our ability to succeed in competitive markets, and on our ability to appropriately react to potential fluctuations in demand for and supply of our products.”
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
Commercial Team
Our commercial team consists of approximately 92 individuals responsible for all aspects of our sales process, including pricing, marketing, transportation and logistics, product development and general customer service. This necessitates a highly organized staff and extensive coordination between departments. For example, product development requires the collaboration of our market development team, sales team, our production facilities and our corporate laboratories. Our sales team interacts directly with our customers in determining their needs, our production facilities fulfill the orders and our corporate laboratories are responsible for ensuring that our products meet those needs.
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

•
Marketing—Our marketing team coordinates all of our new and existing customer outreach efforts and identifies emerging market trends and new product opportunities. This includes producing exhibits for trade shows and exhibitions, manufacturing product overview materials, participating in regional industry meetings and other trade associations and managing our advertising efforts in trade journals.

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

•
Technical—Our technical team is anchored by our Industrial & Specialty Products laboratory in Berkeley Springs, West Virginia and our Oil & Gas laboratory in Houston, Texas. At these facilities, we perform a variety of analyses including:

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
Many other product analyses are performed locally at our 19 production facilities to support new product development, plant operations and customer quality requirements.
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

 Employees
As of December 31, 2017, we employed a workforce of 2,202 employees, the majority of whom are hourly wage plant workers living in the areas surrounding our mining facilities. The majority of our hourly employees are represented by labor unions that include the Teamsters Union; United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union; Laborers International Union of North America; Glass, Molders, Pottery, Plastics and Allied Workers International Union; and International Union of Operating Engineers A.F.L. - C.I.O. We believe that we maintain good relations with our workers and their respective unions and have not experienced any material strikes or work stoppages since 1987.
Our employees average approximately 8 years of tenure with us, and we have an annual employee turnover rate of 12%, excluding the impact of reductions in workforce as part of the restructuring actions. We believe our stable workforce has directly contributed to improved process efficiencies and safety, which in turn help drive cost reductions. We believe our labor rates compare favorably to other mining and manufacturing facilities in the same geographic areas. We maintain workers’ compensation coverage in amounts required by law and have no material claims pending. We also offer all full-time employees a competitive package of employee benefits, which includes medical, dental, life and disability coverage.
Regulation and Legislation
Mining and Workplace Safety
Federal Regulation
The U.S. Mine Safety and Health Administration (“MSHA”) is the primary regulatory organization governing the commercial silica industry. Accordingly, MSHA regulates quarries, surface mines, underground mines and the industrial mineral processing facilities associated with quarries and mines. The mission of MSHA is to administer the provisions of the Federal Mine Safety and Health Act of 1977 and to enforce compliance with mandatory safety and health standards. MSHA works closely with the Industrial Minerals Association, a trade association in which we have a significant leadership role, in pursuing this mission. As part of MSHA’s oversight, representatives perform at least two unannounced inspections annually for each above-ground facility. For additional information regarding mining and workplace safety, including MSHA safety and health violations and assessments in 2017, see Item 4, “Mine Safety Disclosures”.
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
We have a long history of positive engagement with the communities that surround our existing mining operations. We have an annual employee turnover rate of 12%, excluding the impact of reductions in workforce as part of the restructuring actions, and have had no significant strikes in more than 30 years, evidence of the strong relationship we have with our employees. We believe this strong relationship helps foster good relations with the communities in which we operate. Although additional regulatory requirements could negatively impact our business, financial condition and results of operations, we believe our existing operations are less likely to be negatively impacted by virtue of our good community relations.

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
Availability of Reports; Website Access; Other Information
Our Internet address is http://www.ussilica.com. Through “Investors” — “SEC Filings” on our home page, we make available free of charge our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our proxy statements, our current reports on Form 8-K, SEC Forms 3, 4 and 5 and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our reports filed with the SEC are also made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information about the Public Reference Room may be obtained by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available on its website at www.sec.gov.
Copies of our Corporate Governance Guidelines, our Audit Committee Charter, Compensation Committee Charter, and Nominating and Governance Committee Charter, the Code of Conduct for our Board and Code of Conduct and Ethics for our employees (including our chief executive officer, chief financial officer and corporate controller) can also be found on our website. We will disclose any amendments or waivers to our Code of Conduct and Ethics applicable to the chief executive officer, chief financial officer and corporate controller in the “Investors” section of our website. Stockholders may also request a free copy of these documents from: U.S. Silica Holdings, Inc., attn.: Investor Relations, 8490 Progress Drive, Suite 300, Frederick, Maryland 21701 or view them on our website at IR@ussilica.com.
Executive Officers of the Registrant

John P. Blanchard, age 44, has served as our Senior Vice President and President, Industrial & Specialty Products since July 2016, having served as Vice President and General Manager, Industrial & Specialty Products from September 2011 until July 2016. Mr. Blanchard possesses over 20 years’ experience in a variety of industries, including nonwovens, composites, building materials and pharmaceuticals. Prior to joining us, Mr. Blanchard held various positions of increasing responsibility with Johns Manville from 2005 to September 2011, including Global Business Director from December 2010 to September 2011 and Global Business Manager from February 2008 to December 2010. Mr. Blanchard earned a B.S. in Chemical Engineering from Michigan Technological University and an M.B.A. from the University of Michigan.

Bradford B. Casper, age 43, has served as an Executive Vice President since July 2016 and as our Chief Commercial Officer since May 2015. He served as our Vice President of Strategic Planning from May 2011 until his promotion to Chief Commercial Officer in May 2015. Before joining us, Mr. Casper was at Bain & Company, Inc., where he held various positions from 2002 to May 2011 in the United States, Australia and Hong Kong, most recently serving as a Principal from July 2010 to May 2011. Mr. Casper earned a B.S. in Accounting from the University of Illinois at Urbana-Champaign and an M.B.A. from the Wharton School at the University of Pennsylvania.

Christine C. Marshall, age 56, has served as our Senior Vice President, Chief Legal Officer and Corporate Secretary since July 2016. Ms. Marshall joined us as our General Counsel and Corporate Secretary in November 2012. Prior to joining us, Ms. Marshall served as Vice President and General Counsel of the Security Technologies Sector of Ingersoll Rand Company from September 2010 to January 2012. From 2005 to 2010, Ms. Marshall held various positions of increasing responsibility with Tyco International, including General Counsel of Tyco Flow Control Americas from January 2008 to May 2010. Ms. Marshall earned a B.A. degree from Harvard University and a J.D. degree from Georgetown University School of Law.

Donald A. Merril, age 53, has served as an Executive Vice President since July 2016 and as our Chief Financial Officer since January 2013. He had previously served as our Vice President of Finance from October 2012 until his appointment as Chief Financial Officer. Previously, Mr. Merril had served as Senior Vice President and Chief Financial Officer of Myers Industries Inc. from January 2006 through August 2012. Prior to serving at Myers Industries, Mr. Merril held the role of Vice President and Chief Financial Officer, Rubbermaid Home Products Division at Newell Rubbermaid Inc. from 2003 through 2005. Mr. Merril has a B.S. in Accounting from Miami University.

David D. Murry, age 56, has served as a Senior Vice President since July 2016 and as our Chief Human Resources Officer since October 2011. He served as our Vice President of Talent Management from October 2011 until July 2016. Prior to joining us, Mr. Murry was the Director of Human Resources and Talent Management for Arkema, a diversified chemicals company, from October 2005 to October 2011. He has held positions of increasing leadership with Armstrong, Dell, and Alcoa. Mr. Murry earned a B.S. in Mining Engineering from Texas A&M University and a Master’s of Science in Management from Antioch University.

Bryan A. Shinn, age 56, has served as our President since March 2011 and as our Chief Executive Officer and a member of the Board since January 2012. Prior to assuming this position, Mr. Shinn was our Senior Vice President of Sales and Marketing from October 2009 to February 2011. Before joining us, Mr. Shinn was employed by the E. I. du Pont de Nemours and Company from 1983 to September 2009, where he held a variety of key leadership roles in operations, sales, marketing and business management, including Global Business Director and Global Sales Director. Mr. Shinn earned a B.S. in Mechanical Engineering from the University of Delaware.

Billy Ray Smith, age 47, has served as a Senior Vice President and President, Oil & Gas since January 2018, having served as Vice President of Oil & Gas since joining us in March 2017. Before joining us, Mr. Smith had held various positions of increasing responsibility with Halliburton Company, a global energy services company, since 1995 including as North America Technology Director from October 2015 to March 2017, Director of North America Operations from September 2014 to October 2015, Global Technical Sales and Marketing Manager from April 2014 to September 2014 and Senior Business Development Manager of Halliburton Australia from May 2012 to April 2014. Mr. Smith earned his B.S. in Petroleum Engineering from Texas Tech University.

Michael L. Winkler, age 53, has served as an Executive Vice President since July 2016 and as our Chief Operating Officer since December 2013. He served as a Vice President from June 2011 until July 2016 and as our Vice President of Operations from June 2011 until December 2013. Before joining us, Mr. Winkler was Vice President of Operations for Campbell Soup Company from August 2007 to June 2011 and held various positions with Mars Inc. from 1996 to August 2007, including Plant Manager-Columbus Plant and Director of Industrial Engineering. Mr. Winkler earned a B.S. in Industrial Engineering from the University of Wisconsin-Platteville and an M.B.A. from the University of North Texas.

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
Our mining, processing and production facilities are subject to risks normally encountered in the commercial silica industry. These risks include:

•	changes in the price and availability of transportation and transload network access;

•	changes in the price and availability of natural gas or electricity;

•	unusual or unexpected geological formations or pressures;

•	pit wall failures, underground roof falls or surface rock falls;

•	unanticipated ground, grade or water conditions;

•	inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change;

•	environmental hazards;

•	industrial accidents;

•	physical plant security breaches;

•	changes in laws and regulations (or the interpretation thereof) related to the mining and hydraulic fracturing industries, silica dust exposure or the environment;

•	nonperformance of contractual obligations;

•	inability to acquire or maintain necessary permits or mining or water rights;

•	restrictions on blasting operations;

•	inability to obtain necessary production equipment or replacement parts;

•	reduction in the amount of water available for silica production;

•	technical difficulties or key equipment failures;

•	labor disputes;

•	cybersecurity breaches;

•	late delivery of supplies;

•	fires, explosions or other accidents; and

•	facility shutdowns in response to environmental regulatory actions.
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
A significant portion of our sales is generated at five of our plants. Any adverse developments at any of those plants or in the end markets those plants serve could have a material adverse effect on our financial condition and results of operations.
A significant portion of our sales are generated at our plants located in Ottawa, Illinois; Mill Creek, Oklahoma; Utica, Illinois; Sparta, Wisconsin; and Tyler, Texas. These plants represented a combined 51%, 51%, and 62% of our total revenue in 2017, 2016 and 2015, respectively. Any adverse development at these plants or in the end markets these plants serve, including adverse developments due to catastrophic events or weather, decreased demand for commercial silica products, a decrease in the availability of transportation services or adverse developments affecting our customers, could have a material adverse effect on our financial condition and results of operations.
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
The EPA also issued final rules in 2012 that included the first federal air standards for natural gas and oil wells that are hydraulically fractured, along with other requirements for several other sources of pollution in the oil and gas industry that had not been regulated at the federal level. Building on the 2012 rules, the EPA announced in May 2016 additional regulations to reduce methane and smog-forming emissions from new, modified or reconstructed sources in the oil and natural gas industry. In June 2017, the EPA issued two proposals to stay certain of these requirements and reconsider the entirety of the 2016 rules; however, the rules currently remain in effect.
In May 2016, the EPA also finalized rules regarding criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and natural gas industry.
In addition, the EPA published in May 2014 an advance notice of proposed rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. In June 2016, the EPA finalized effluent limit guidelines that waste water from shale resource extraction operations must meet before discharging to publicly owned wastewater treatment plants. Subsequently, compliance dates for certain sources have been extended by the EPA..
In March 2015, the federal Bureau of Land Management ("BLM") published a final rule that established new or more stringent standards for hydraulic fracturing on federal and Indian land. After several rounds of litigation, BLM rescinded this rule in December 2017; however, the rescission is currently being challenged in court. BLM also issued final rules to reduce methane emissions from venting, flaring, and leaks during oil and gas operations on public lands in November 2016; however, in December 2017, BLM postponed compliance requirements for certain provisions of the 2016 methane venting rule. BLM’s December 2017 delay decision is also currently being challenged in court.
In addition, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, a committee of the U.S. House of Representatives (the “House”) conducted an investigation of hydraulic fracturing practices and a subcommittee of the Secretary of Energy Advisory Board (the “SEAB”) of the U.S. Department of Energy was tasked with recommending steps to improve the safety and environmental performance of hydraulic fracturing. As part of these studies, the EPA, the House committee and the SEAB subcommittee requested that certain companies provide them with information concerning the chemicals used in the hydraulic fracturing process. These studies could potentially spur initiatives to further regulate hydraulic fracturing under the SDWA or otherwise. In December 2016, the EPA issued a final assessment of the potential environmental effects of hydraulic fracturing on drinking water and groundwater that found hydraulic fracturing may in some cases result in impacts to drinking water resources. Additionally, from time to time, legislation is introduced before the U.S. Congress to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. If this or similar legislation becomes law, the legislation could establish an additional level of federal regulation that may lead to additional permitting requirements or other operating restrictions, making it more difficult to complete natural gas and oil wells in shale formations. This could increase our customers’ costs of compliance and doing business or otherwise adversely affect the hydraulic fracturing services they perform, which may negatively impact demand for our frac sand products.
In addition, various state, local and foreign governments have implemented, or are considering, increased regulatory oversight of hydraulic fracturing through additional permitting requirements, operational restrictions, disclosure requirements and temporary or permanent bans on hydraulic fracturing. A number of local municipalities across the United States have instituted measures resulting in temporary or permanent bans on or otherwise limiting or delaying hydraulic fracturing in their jurisdictions. Such moratoriums and bans could make it more difficult to conduct hydraulic fracturing operations and increase our customers’ cost of doing business, which could negatively impact demand for our frac sand products. A number of states have also enacted legislation or issued regulations which impose various disclosure requirements on hydraulic fracturing operators. The availability of information regarding the constituents of hydraulic fracturing fluids could make it easier for third parties opposing the hydraulic fracturing process to initiate individual or class action legal proceedings based on allegations that specific chemicals used in the hydraulic fracturing process could adversely affect groundwater and drinking water supplies or otherwise cause harm to human health or the environment. Moreover, disclosure to third parties or to the public, even if inadvertent, of our customers’ proprietary chemical formulas could diminish the value of those formulas and result in competitive harm to our customers, which could indirectly impact our business, financial condition and results of operations.
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
Because the markets for our products are typically local, we also compete with smaller, regional or local producers. There typically is an increasing number of small producers servicing the frac sand market when there is increased demand for hydraulic fracturing services. If demand for hydraulic fracturing services decreases and the supply of frac sand available in the market increases, prices in the frac sand market could continue to materially decrease as less-efficient producers exit the market, selling frac sand at below market prices. Furthermore, our competitors may choose to consolidate, which could provide them with greater financial and other resources than us and negatively impact demand for our frac sand products. In addition, oil and natural gas exploration and production companies and other providers of hydraulic fracturing services could acquire their own frac sand reserves, expand their existing frac sand production capacity or otherwise fulfill their own proppant requirements and existing or new frac sand producers could add to or expand their frac sand production capacity, which would negatively impact demand for our frac sand products. We may not be able to compete successfully against either our larger or smaller competitors in the future, and competition could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.
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
Our top ten customers made up 58%, 52%, and 56% of our total sales revenue during the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017, we had 23 long-term, competitively-bid minimum purchase supply agreements with 19 customers in the oil and gas proppants end market, six of which were among our top ten overall customers. These agreements have initial terms expiring between 2018 and 2022. While some of our largest customers have entered into supply agreements with us, these customers may not continue to purchase the same levels of our commercial silica products in the future due to a variety of reasons, contract requirements notwithstanding. For example, some of our top customers could go out of business or, alternatively, be acquired by other companies that purchase the same products and services provided by us from other third-party providers. Our customers could also seek to capture and develop their own sources of commercial silica. If any of our major customers substantially reduces or altogether ceases purchasing our commercial silica products, depending on market conditions, we could suffer a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.
In addition, the long-term minimum purchase supply agreements may negatively impact our results of operations. Some of our long-term agreements are for sales at fixed prices that are adjusted only for certain cost increases. As a result, in periods with increasing prices, our sales could grow at a slower rate than industry spot prices.
Increasing costs, a lack of dependability or availability of transportation services, transload network access or infrastructure or an oversupply of transportation services could have a material adverse effect on our business.
Because of the relatively low cost of producing commercial silica, transportation and related costs including freight charges, fuel surcharges, transloading fees, switching fees, railcar lease costs, demurrage costs and storage fees, tend to be a significant component of the total delivered cost of sales. The high relative cost of transportation related expense tends to favor manufacturers located in close proximity to the customer. In addition, when we expand our commercial silica production, we need increased transportation services and transload network access. We contract with truck, rail and barge services to move commercial silica from our production facilities to transload sites and our customers, and increased costs under these contracts could adversely affect our results of operations. In addition, we bear the risk of non-delivery under our contracts. Labor disputes, derailments, adverse weather conditions or other environmental events, an increasingly tight railcar leasing market and changes to rail freight systems could interrupt or limit available transportation services. A significant increase in transportation service rates, a reduction in the dependability or availability of transportation or transload services, or relocation of our customers’ businesses to areas farther from our plants or transloads could impair our ability to deliver our products economically to our customers and to expand our markets. Further, reduced demand for commercial silica could result in railcar over-capacity, requiring us to pay railcar storage fees while, at the same time, continuing to incur lease costs for those railcars in storage, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.
Seasonal and severe weather conditions could have a material adverse impact on our business.
Our business could be materially adversely affected by weather conditions. Severe weather conditions may affect our customers’ operations, thus reducing their need for our products. Weather conditions may impact our operations, resulting in weather-related damage to our facilities and equipment or an inability to deliver equipment, personnel and products to job sites in accordance with contract schedules. In addition, climate change may lead to the increased frequency and severity of extreme weather events. Any such interference with our operations could force us to delay or curtail services and potentially breach our contractual obligations or result in a loss of productivity and an increase in our operating costs.
Our production process consumes large amounts of natural gas and electricity. An increase in the price or a significant interruption in the supply of these or any other energy sources could have a material adverse effect on our financial condition or results of operations.
Energy costs, primarily natural gas and electricity, represented approximately 3% of our total sales in 2017. Natural gas is the primary fuel source used for drying in the commercial silica production process and, as such, our profitability is impacted by the price and availability of natural gas we purchase from third parties. The price and supply of natural gas are unpredictable and can fluctuate significantly based on international, political and economic circumstances, as well as other events outside our control, such as changes in supply and demand due to weather conditions, actions by OPEC and other oil and natural gas producers, regional production patterns and environmental concerns. In addition, potential climate change regulations or carbon or emissions taxes could result in higher production costs for energy, which may be passed on to us in whole or in part. In the past, the price of natural gas has been extremely volatile, and we believe this volatility may continue. In order to manage this risk, we may hedge natural gas prices through the use of derivative financial instruments, such as forwards, swaps and futures. However, these measures carry risk (including nonperformance by counterparties) and do not in any event entirely eliminate the risk of decreased margins as a result of natural gas price increases. A significant increase in the price of energy that is not recovered through an increase in the price of our products or covered through our hedging arrangements or an extended interruption in the supply of natural gas or electricity to our production facilities could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

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
We have, and we will continue to have, a significant amount of indebtedness. As of December 31, 2017, we had $511.2 million of outstanding indebtedness. Under our senior secured credit facility, as of December 31, 2017, we had a $50.0 million line-of-credit, of which $4.5 million is being used for outstanding letters of credit, leaving $45.5 million of borrowing availability. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. We also have, and will continue to have, significant pension obligations. As of December 31, 2017, our unfunded pension obligations totaled $30.0 million. Our substantial indebtedness and pension obligations could have other important consequences to you and significant effects on our business. For example, they could:

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
We base our mineral reserve and resource estimates on engineering, economic and geological data assembled and analyzed by our mining engineers, which are reviewed periodically by outside firms. However, commercial silica reserve estimates are necessarily imprecise and depend to some extent on statistical inferences drawn from available drilling data, which may prove unreliable. There are numerous uncertainties inherent in estimating quantities and qualities of commercial silica reserves and non-reserve commercial silica deposits and costs to mine recoverable reserves, including many factors beyond our control. Estimates of economically recoverable commercial silica reserves necessarily depend on a number of factors and assumptions, all of which may vary considerably from actual results, such as:

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
With respect to our trucking services, difficulty in attracting or retaining qualified drivers and independent contractors could have a materially adverse effect on our growth and profitability. The truckload transportation industry periodically experiences a shortage of qualified drivers, particularly during periods of economic expansion, in which alternative employment opportunities are more plentiful and freight demand increases, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment or for students who seek financial aid for driving school. Our independent contractors are responsible for paying for their own equipment, fuel, and other operating costs, and significant increases in these costs could cause them to seek higher compensation from us or seek other opportunities within or outside the trucking industry. The trucking industry suffers from a high driver turnover rate, which requires us to continually recruit a substantial number of drivers to operate our equipment. If we were unable to attract qualified drivers and contract with independent contractors, we could be forced to, among other things, limit our growth, decrease the number of our tractors in service, adjust our driver compensation package or independent contractor compensation, or pay higher rates to third-party truckload carriers, which could adversely affect our profitability and results of operations if not offset by a corresponding increase in customer rates.
Our profitability could be negatively affected if we fail to maintain satisfactory labor relations.
As of December 31, 2017, various labor unions represented approximately 22% of our employees. If we are unable to renegotiate acceptable collective bargaining agreements with these labor unions in the future, we could experience, among other things, strikes, work stoppages or other slowdowns by our workers and increased operating costs as a result of higher wages, health care costs or benefits paid to our employees. An inability to maintain good relations with our workforce could cause a material adverse effect on our business and results of operations.
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
Many of our employees participate in our defined benefit pension plans. In 2017, we made no contribution payments toward reducing the unfunded liability of our defined benefit pension plans. Declines in interest rates or the market values of the securities held by the plans, or other adverse changes, could materially increase the underfunded status of our plans and affect the level and timing of required cash contributions. To the extent we use cash to reduce these unfunded liabilities, the amount of cash available for our working capital needs would be reduced. In addition, under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Pension Benefit Guaranty Corporation (“PBGC”) has the authority to institute proceedings to terminate a pension plan if (1) the plan has not met the minimum funding requirements, (2) the plan cannot pay current benefits when due, (3) a lump sum payment has been made to a participant who is a substantial owner of the sponsoring company (and certain other technical conditions exist) or (4) the loss to the PBGC is reasonably expected to increase unreasonably over time if the plan is not terminated. In the event our tax-qualified pension plans are terminated by the PBGC, we could be liable to the PBGC for the underfunded amount, which could trigger default provisions in our credit facilities. As of December 31, 2017, our pension obligation was $122.1 million (with plan assets of $92.1 million). The amount of cash ultimately required to fund these obligations will vary based on a number of factors including future return on assets, mortality rates and other such actuarial assumptions. Based on current assumptions, we expect to pay $7.2 million in the year 2018, a total of $14.7 million for the two-year period from 2019 through 2020, a total of $15.0 million for the two-year period from 2021 through 2022 and a total of $38.0 million thereafter.
We also have a post-retirement health and life insurance plan for many of our employees. The post-retirement benefit plan is unfunded. We derive post-retirement benefit expense from an actuarial calculation based on the provisions of the plan and a number of assumptions provided by us including information about employee demographics, retirement age, future health care costs, turnover, mortality, discount rate, amount and timing of claims and a health care inflation trend rate. We previously maintained a Voluntary Employees’ Beneficiary Association trust that was used to partially fund health care benefits for future retirees. Benefits were funded to the extent contributions were tax deductible, which under current legislation is limited. In 2017, the trust terminated upon depletion of its assets, which were used in accordance with trust terms. In general, retiree health benefits are paid as covered expenses are incurred. Our post-retirement healthcare obligations were $22.8 million as of December 31, 2017. Based on current assumptions, we expect to pay $1.4 million in the year 2018, a total of $2.7 million for the two-year period from 2019 through 2020, a total of $2.9 million for the two-year period from 2021 through 2022 and a total of $7.2 million thereafter.
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
We rely on our information technology systems to process transactions, summarize our operating results and manage our business. Our information technology systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyber attack or other security breaches, catastrophic events, such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism, and usage errors by our employees. If our information technology systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer loss of critical data and interruptions or delays in our operations.
We may be the target of attempted cyber attacks, computer viruses, malicious code, phishing attacks, denial of service attacks and other information security threats. To date, cyber attacks have not had a material impact on our financial condition, results or business; however, we could suffer material financial or other losses in the future and we are not able to predict the severity of these attacks. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the current global economic and political environment, our prominent size and scale and our role in the financial services industry, the outsourcing of some of our business operations, the ongoing shortage of qualified cyber security professionals, and the interconnectivity and interdependence of third parties to our systems. The occurrence of a cyber attack, breach, unauthorized access, misuse, computer virus or other malicious code or other cyber security event could jeopardize or result in the unauthorized disclosure, gathering, monitoring, misuse, corruption, loss or destruction of confidential and other information that belongs to us, our customers, our counterparties, third-party service providers or borrowers that is processed and stored in, and transmitted through, our computer systems and networks. The occurrence of such an event could also result in damage to our software, computers or systems, or otherwise cause interruptions or malfunctions in our, our customers’, our counterparties’ or third parties’ operations. This could result in significant losses, loss of customers and business opportunities, reputational damage, litigation, regulatory fines, penalties or intervention, reimbursement or other compensatory costs, or otherwise adversely affect our business, financial condition or results of operations.
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
Since at least 1975, we and/or our predecessors have been named as a defendant, usually among many defendants, in numerous products liability lawsuits brought by or on behalf of current or former employees of our customers alleging damages caused by silica exposure. As of February 16, 2018, there were a total of 60 active silica-related products liability claims pending in which we were a defendant and 1 inactive claim. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media, involve various other defendants and have been filed in the states of Texas, Louisiana and Mississippi, although some cases have been brought in many other jurisdictions over the years.
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
The Department of Transportation (DOT) and various state agencies exercise broad powers over our trucking services, generally governing matters including authorization to engage in motor carrier service, equipment operation, safety, and financial reporting. In the future, we may become subject to new or more restrictive regulations, such as regulations relating to engine exhaust emissions, hours of service that our drivers may provide in any one time period, security and other matters, which could substantially impair equipment productivity and increase our costs. In addition, our operations most comply with the Fair Labor Standard Act, which governs such matters as wages and overtime, and which is administered by the Department of Labor (DOL). We may be audited periodically by the DOT or the DOL to ensure that we are in compliance with various safety, hours-of-service, wage and other rules and regulations. If we were found to be out of compliance, the DOT or the DOL could restrict or otherwise impact our trucking services, which would adversely affect our profitability and results of operations.
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
As of December 31, 2017, we operate 19 production facilities located primarily in the eastern half of the United States, with operations in Alabama, Illinois (3), Louisiana, Michigan, Missouri (2), New Jersey, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas (3), Virginia, West Virginia and Wisconsin. We own two sites in the development stage in Texas, and two undeveloped sites located in Wisconsin and Arkansas. We also own three transload sites and operate additional transload sites via service contracts with our transload operating partners.
Additionally, we operate corporate laboratories located at our Berkeley Springs, West Virginia and Houston, Texas facilities that provide critical technical expertise, analytical testing resources and application development to promote product value and cost savings.
We generally own our principal production properties, although some land is leased. Substantially all of our owned assets are pledged as security under our senior secured credit facility; for additional information regarding our indebtedness, see Note J - Debt and Capital Leases to our Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for information related to our credit facilities.
Corporate offices, including sales locations are leased. In general, we consider our facilities, taken as a whole, to be suitable and adequate for our current operations.
Our Production Facilities
The following is a detailed description of our 19 production facilities, our two sites in development state, and our currently undeveloped sites.
Crane County, Texas
Our Crane County facility is currently in development, and will use natural gas and electricity to produce whole grain silica through surface mining methods. The reserves at Crane County contain windblown dune sand lying above ancient dunes of clayey sand, all of the Quaternary age. The facility is located approximately 25 miles southwest of Odessa, Texas in Crane County and is located 5 miles south of U.S. Interstate 20 on a main Farm-to-Market Road. Once the product is processed, it will be shipped by truck.
We acquired the Crane County facility in connection with the purchase of 3200 acres of ranch land in May 2017. The fully automated, state-of-the-art facility may become operational as early as the first quarter of 2018 and features a 4 million ton per year plant with a wet plant, intermediate stockpile, dry plant, screening plant, and loadout.
The plant will primarily produce a range of API/ISO certified frac sand grades. The Crane County plant's location in West Texas allows it to ship regional sand by truck.
Lamesa, Texas
Our Lamesa facility is currently in development, and will use natural gas and electricity to produce whole grain silica through surface mining methods. The reserves at Lamesa contain windblown dune sand lying above ancient dunes of clayey sand, all of the Quaternary age. The facility is located in Dawson County, approximately 55 miles north of Midland, Texas and 60 miles south of Lubbock, Texas. The site is located 13 miles north and west of Lamesa, Texas using state, farm-to-market and private roads. U.S. Route 87 runs through Lamesa and directly leads north to Lubbock and south to Midland. Once the product is processed, it will be shipped by truck.
We acquired the Lamesa facility in connection with the purchase of 3500 acres of ranch land in 2017. The fully automated, state-of-the-art facility will become operational as early as second quarter 2018 and features a 2.6 million ton per year plant with a wet plant, intermediate stockpile, dry plant, screening plant, and loadout. The plant will primarily produce a range of API/ISO certified frac sand grades. The Crane County plant's location in West Texas allows it to ship regional sand by truck.
Festus, Missouri
The Festus facility uses natural gas and electricity to produce whole grain silica from a sandstone reserve that we lease. The ore is mined by a contractor using both surface and underground hard-rock mining methods. The reserves are part of the St.

Peter Sandstone Formation that stretches north-south from Minnesota to Missouri and east-west from Illinois to Nebraska and South Dakota. The facility is located approximately 30 miles south of St. Louis and is accessible by major highways including U.S. Interstate 55. Once the product is appropriately processed, it is packaged in bulk and shipped by truck to either barge or rail.
We acquired the Festus facility in August 2017 in connection with the closing of our MS Sand acquisition in August 2017. To date the operation has produced sand for oil and gas proppants. Since acquiring the facility we have begun an expansion to increase capacity. The Festus operation’s production techniques and distribution model allow the Festus facility to serve all major silica markets.
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
Voca, Texas
Our surface mines at the Voca facility use propane and electricity to produce whole grain silica through hard rock mining. The majority of reserves in Voca are sandstones of the Middle and Lower Hickory members of the Riley Formation in central Texas. The facility is located approximately 110 miles northwest of Austin, Texas in McCulloch County and is accessible by state highways. Once product is processed, it is shipped primarily by customer truck.
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
Tyler, Texas
Our Tyler facility uses natural gas and electricity to produce whole grain silica through surface mining methods. The reserves at Tyler contain mostly unconsolidated sand of the Queen City Sand formation (Eocene Age). The facility is located approximately 9 miles north of Tyler, Texas in Smith County and is located immediately adjacent to U.S. Interstate 20. Once product is processed, it is shipped by truck.
We acquired the Tyler facility in connection with the closing of the acquisition of NBI in August 2016. The fully automated, state-of-the-art facility became operational in 2011 and features one of the industry’s largest on-site storage capacities. The plant was recently expanded in 2014 and produces a range of API/ISO certified frac sand grades. The Tyler plant's location in Northeast Texas allows it to ship regional sand directly to the wellheads in the Texas and Louisiana basins by truck.
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
Sparta, Wisconsin
Our facility at Sparta uses natural gas and electricity to produce whole grain silica products through dredging. The reserve geology is that of high purity alluvial sands with the primary erosional source being the Wonewoc Formation. The Wonewoc Sandstone Formation is known for its round, coarse grains and superior crush strength properties, which makes it an ideal substrate for oil and gas proppants. The Sparta property was acquired on December 30, 2011, and site development began in April 2012. The property is located 25 miles northeast of La Crosse; approximately 120 miles northwest of Madison, Wisconsin; and is readily accessible by both U.S. Interstate 90 and the Canadian Pacific railroad.
Utica, Illinois
Our surface mine at the Utica facility uses natural gas and electricity to produce whole grain silica products through surface mining. The reserves are part of the St. Peter Formation sandstone stretches north-south from Minnesota to Missouri and east-west from Illinois to Nebraska and South Dakota. We acquired the Utica property and plant in 2015 from Quality Sand Products LLC. The facility is located approximately 80 miles southwest of Chicago and is accessible by major highways including U.S. Interstate 80. Once the product is appropriately processed, it is shipped by truck or on the nearby Union Pacific Railroad.
Mapleton Depot, Pennsylvania
Our surface mines in Mapleton Depot use natural gas, fuel oil and electricity to produce whole grain silica through hard rock mining. The reserves are part of the Ridgeley (sometimes called the Oriskany) Sandstone Formation in central Pennsylvania. The facility is located approximately 40 miles northwest of Harrisburg and is accessible by major highways including U.S. Interstates 99, 80 and 76 and U.S. Routes 22 and 322. Once the product is appropriately processed, it is packaged in bulk and shipped either by rail by Norfolk Southern Corporation or by truck.
We acquired the Mapleton Depot facility in 1987 by merger with the Pennsylvania Glass Sand Corporation, which had historically used the property to produce whole grain silica for customers in industrial and specialty products end markets. Since acquiring the facility, we have renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including hydraulic sizing, fluid bed drying, scalping and a low iron circuit. These production techniques allow the Mapleton Depot facility to meet a wide variety of focused specifications on product composition from customers. As such, the Mapleton Depot facility services multiple end markets, such as glass, specialty glass, building products, recreation, and oil and gas proppants.
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
We acquired the Kosse facility in 1987 by merger with the Ottawa Silica Company, which had historically used the property to produce whole grain silica for customers in industrial and specialty products end markets. Since acquiring the facility, we have renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including washing, hydraulic sizing, fluid bed drying, and dry screening. These production techniques allow the Kosse facility to meet a wide variety of focused specifications on product composition from customers. As such, the Kosse facility services multiple end markets, such as building products, recreation, and oil and gas proppants.
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
Columbia, South Carolina
Our surface mines in Columbia use natural gas, fuel oil and electricity to produce whole grain, ground and fine ground silica through dune mining. The reserves are part of the Tuscaloosa Formation in central South Carolina. The facility is located approximately 10 miles southwest of Columbia and is accessible by major highways including U.S. Interstates 26 and 20. Once the product is appropriately processed, it is bagged or shipped in bulk either by rail by Norfolk Southern Corporation or by truck.
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
Jackson, Tennessee
Our surface mines in Jackson use natural gas and electricity to produce whole grain and ground silica. Sand is purchased from a local dredging company whose reserves are alluvial sands associated with an ancient river system. The facility is located approximately 75 miles east of Memphis and is accessible by major highways including U.S. Interstate 40. Once the product is appropriately processed, it is shipped in bulk by truck.
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
Mauricetown, New Jersey
Our surface mines near the Mauricetown facility use natural gas, fuel oil and electricity, to produce whole grain silica through dredge mining. The reserves are mined from alluvial sands in the Maurice River Valley and are similar to those found in the Cohansey, Bridgeton and Cape May deposits. The facility is located approximately 50 miles south of Philadelphia and is accessible by major highways including U.S. Interstate 295 and state Highway 55. Once the product is appropriately processed, it is packaged in bags or bulk and shipped either by rail by Winchester & Western Railroad or by truck.
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
Rockwood, Michigan
Our surface mines at the Rockwood facility use natural gas and electricity to produce whole grain silica. Rockwood's own reserves are part of the Sylvania Formation and are notable for their low iron content, making them particularly valuable to customers producing specialty glass for architectural or alternative energy applications. Currently sandstone ore is purchased from two local construction material companies from those companies’ reserves. The facility is located approximately 30 miles southwest of Detroit and is accessible by major highways including U.S. Interstate 75. Once the product is appropriately processed, it is packaged in bulk and shipped by rail via the Canadian National Railway or truck.
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
Fairchild, Wisconsin
Fairchild is a sandstone deposit with over 39 million tons of proven reserves near the town of Fairchild, Wisconsin. We acquired the reserves in 2014 from Forenergy, LLC and performed additional exploration and permitting on the site in 2015. There is no facility currently on the property and it is currently being permitted for operations. We received a non-metallic reclamation permit in July 2015 from Eau Claire County. The reserve is comprised of high purity sands of the Wonewoc Formation. The Wonewoc Sandstone Formation is known for its round, coarse grains and superior crush strength properties, which makes it an ideal oil and gas proppant. The property is located approximately 30 miles southeast of Eau Claire and 50 miles north of our Sparta plant; it is accessible by the Union Pacific rail line and highways including U.S. Interstate 94 and state Highways 10 and 12.
Batesville, Arkansas
Batesville is a sandstone deposit with over 34 million tons of probable reserves near the town of Batesville, Arkansas. We acquired the reserves in 2010 from White Buck, LLC. There is no facility on the property and it is not currently fully permitted. The deposit has high purity sandstone and can provide a long-term supplement to the reserves at our Mill Creek operations. The reserves are part of the St. Peter Sandstone deposit, which is part of the same formation being mined at our Ottawa and Pacific operations. The property is located approximately 85 miles northeast of Little Rock and is accessible by highways including state Highways 67 and 167.
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

We categorize our reserves as proven or probable in accordance with these SEC definitions. We estimate that we had a total of approximately 765 million tons of proven and probable mineable mineral reserves as of December 31, 2017. Compared to 467 million tons of proven and probable mineable mineral reserves we had as of December 31, 2016, the increase of 298 million tons was primarily due to greenfield development projects at Crane County and Lamesa and our Mississippi Sand acquisitions during the year ended December 31, 2017. The quantity and nature of the mineral reserves at each of our properties are estimated by our internal Mine Planning department. Our mining engineer updates our reserve estimates annually, making necessary adjustments for operations at each location during the year and additions or reductions due to property acquisitions and dispositions, quality adjustments and mine plan updates. Before acquiring new reserves, we perform surveying, drill core analysis and other tests to confirm the quantity and quality of the acquired reserves. In some instances, we acquire the mineral rights to reserves without actually taking ownership of the properties.
Description of Deposits
The following is a description of the nature of our silica sand and aplite deposits for each of our reserve locations:
Crane County, Texas
The deposit has a minimum silica (SiO2) content of 98%. The controlling attributes are grain crush strength and size distribution. All areas of the deposit are characterized by clean, low-clay content sand in windblown dunes. In many areas, a more clayey sand lies beneath the clean sand. In all cases the sand is unconsolidated.
Lamesa, Texas
The deposit has a minimum silica (SiO2) content of 98%. The controlling attributes are grain crush strength and size distribution. All areas of the deposit are characterized by clean, low-clay content sand in windblown dunes. In many areas, a more clayey sand lies beneath the clean sand. In all cases the sand is unconsolidated.
Festus, Missouri
The deposit has a minimum silica (SiO2) content of 98%. The controlling attributes are grain crush strength and size distribution. The top half of the deposit tends to have a coarser grain size distribution and exhibits stronger rock.
Ottawa, Illinois
The deposit has a minimum silica (SiO2) content of 99%. The controlling attributes are grain crush strength, iron (Fe2O3) content and grain size distribution. Iron is concentrated near the surface, where orange iron staining is evident and also increases where the bottom contact becomes concentrated in iron pyrite. Maximum average full face iron content is 0.045%. The deposit tends to run a coarser grain size distribution in the top half of deposit.
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
Sparta, Wisconsin
The deposit has a minimum silica (SiO2) content of 99%. The controlling attributes are sand grain crush strength and size distribution. A thin layer of silt overlies the 50 to 100 foot thick sand deposit. The deposit is unconsolidated and well graded and can be used to manufacture three main API product grades, 40/70, 30/50, and 20/40 as well as the non-API 100-mesh product.
Utica, Illinois
The deposit has a minimum silica (SiO2) content of 99%. The controlling attributes are sand grain crush strength and size distribution. The deposit is well graded and can produce a variety of products.
Mapleton Depot, Pennsylvania
The deposit has a minimum silica (SiO2) content of 99%. The controlling attribute is iron (Fe2O3) as most sales have low iron specifications. Higher-iron ore is stockpiled and used when oil and gas proppant production is required, or is blended when very low iron ore is available.
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
Kosse, Texas
The deposit has a minimum silica (SiO2) content of 99%. The controlling attributes are iron content (Fe2O3), sand grain crush strength and size distribution. Multiple areas of deposit can be mined at any one time to assure consistency of ore and to smooth out variability of attributes. Maximum sand irons are 0.045%.
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
Batesville, Arkansas
The deposit has a minimum silica (SiO2) content of 99%. The controlling attribute is iron (Fe2O3) content, sand grain crush strength and size distribution. The deposit has two horizons; a low iron horizon where sand has less than 0.009% Fe2O3 and a regular iron horizon where sand has greater than 0.009% Fe2O3.
Mineral Rights
The mineral rights and access to mineral reserves for the majority of our operations are secured through land that is owned in fee. There are no underlying agreements and/or royalties associated with Berkeley Springs, Dubberly, Jackson, Lamesa, Mauricetown, Montpelier, Ottawa, Pacific, Rockwood, Sparta, Tyler, Utica, Voca and Batesville.
The mineral rights and access to mineral reserves at our Mill Creek operation are a combination of land owned in fee and one mineral lease. A non-participating royalty is paid to the original sellers of the fee property that covers almost all of the reserves. The lease agreements involve an annual minimum payment and a non-participating per-ton production royalty payment.
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
The Mapleton Depot operation mineral reserves and rights are secured under two long-term mineral leases. One of the leases is with a Commission of the Pennsylvania State government. Annual minimum royalty is nominal, and production royalty payments are based on selling price with a minimum per-ton royalty.
The Festus operation leases its reserves from another company that is also the mining contractor for those reserves. There is a royalty associated with the mineral lease agreement.
When our Fairchild and Crane County reserves were acquired, we entered into royalty agreements with the companies that sold us the land. The non-participating royalty interest is based on tons of frac sand sold. Currently the Fairchild site remains undeveloped, while the Crane County site is in development.
None of our operations, except for Mapleton Depot, are on government land and, accordingly, we do not have any other government leases or associated mining claims.

Summary of Reserves
The following table provides information on our production facilities that have reserves as well as our undeveloped sites in Fairchild, Wisconsin and Batesville, Arkansas, as of December 31, 2017. Included is the location and area of the facility; the type, amount and ownership status of its reserves; and the primary end markets that it serves. Our facility in Rochelle, Illinois has no reserves.

Mine/Plant Location	Acreage Owned/Leased	Proven Reserves	Probable Reserves	Combined Proven and Probable Reserves	2017 Tons Mined	Primary End Markets Served
	(in acres)	(tonnage data in thousands)
Crane County	3200 owned	123,900	47,500	171,400	—	Oil and gas proppants
Lamesa	3523 owned	102,900	16,300	119,200	—	Oil and gas proppants
Festus	635 leased	18,114	7,411	25,525	901	Oil and gas proppants
Ottawa	2,100 owned	127,871	—	127,871	4,367	Oil and gas proppants, glass, chemicals, foundry
Voca	1,061 owned	29,823	41,900	71,723	2,424	Oil and gas proppants
Tyler	1,356 owned	19,128	20,100	39,228	1,617	Oil and gas proppants
Mill Creek	2,174 owned 16 mineral lease	—	11,533	11,533	2,084	Oil and gas proppants, glass, foundry, building products
Sparta	660 owned	24,926	2,740	27,666	1,565	Oil and gas proppants
Utica	148 owned	7,243	—	7,243	2,048	Oil and gas proppants
Mapleton	1,761 owned 194 mineral lease 98 access lease	2,672	2,100	4,772	738	Glass, building products
Pacific	524 owned	16,129	7,994	24,123	719	Oil and gas proppants, glass, foundry, fillers and extenders
Kosse	1,053 owned 25 mineral lease	10,830	—	10,830	—	Oil and gas proppants, building products, recreational products
Berkeley	4,435 owned	1,727	6,000	7,727	534	Glass, building products, fillers and extenders
Columbia	648 lease 204 owned	4,742	—	4,742	439	Glass, building products, fillers and extenders
Dubberly	356 owned	4,525	—	4,525	278	Glass, foundry, building products
Montpelier(1)	824 owned	—	12,965	12,965	224	Glass, building products
Hurtsboro	117 owned 1,108 mineral lease	478	—	478	149	Foundry, building products
Jackson	132 owned	—	—	—	145	Fiberglass, building products
Mauricetown	1,279 owned	11,814	—	11,814	270	Filtration, foundry, building products
Rockwood (2)	872 owned	8,363	—	8,363	—	Glass, building products
Fairchild	632 owned	38,975	—	38,975	—	—
Batesville	477 owned	—	34,732	34,732	—	—
Total		554,160	211,275	765,435	18,502

(1)	Montpelier’s reserves are comprised entirely of the mineral aplite.

(2)	Rockwood's products were produced from or sourced from a third party. It did not mine any of its reserves in 2017.

Our Logistics Network
In order to expand our supply chain network and leverage our logistics capabilities to meet our customers’ needs in oil and gas basins, we continue to expand our transload network to ensure product is available to meet the in-basin needs of our customers. This approach allows us to provide strong customer service and puts us in a position to take advantage of opportunistic spot market sales. As of December 31, 2017, we have 56 transload facilities strategically located in or near major shale basins in the United States. Most of our transloads are operated by third-party transload service providers via service agreements, which include both longer term contracts (generally 2 to 5 years) and month-to-month arrangements.
We lease a significant number of railcars for shipping purposes and for short-term storage of our products, particularly our frac sand products. As of December 31, 2017, we leased a fleet of 7,111 railcars, of which no empty cars were in storage.
Our recent acquisition of Sandbox extends our delivery capability directly to our customers' wellhead locations. Sandbox provides “last mile” logistics to companies in the oil and gas industry, which increases efficiency and provides a lower cost logistics solution for our customers. Sandbox has operations in Texas (Midland/Odessa, Kenedy, Dallas/Fort Worth, Tyler); Morgantown, West Virginia; western North Dakota; northeast of Denver, Colorado; Oklahoma City, Oklahoma; Cambridge, Ohio and Mansfield, Pennsylvania, where its major customers are located. We will continue to make strategic investments and develop partnerships with transload operators and transportation providers that will enhance our portfolio of supply chain services that we can provide to customers.
The map below shows the location of our production facilities, transload facilities and Sandbox operation sites:

Oil & Gas Plants
ISP Plants
Planned
Transloads
Sandbox
Offices

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
As a result of the above developments, the filing rate of new claims against us over the past few years has decreased to below pre-2001 levels, and we were named as a defendant in zero, two, and zero new silicosis cases filed in 2015, 2016 and 2017, respectively. As of December 31, 2017, there were a total of 59 active silica-related products liability claims pending in which we were a defendant and 1 inactive claim. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media, and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for both our predecessors that cover certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to certain insurance). As a result of a settlement with a former owner and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf.
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
The following table sets forth for the indicated periods, the high and low sales prices, per share, for our common stock on the NYSE:

	Sales Price
	High	Low
Fiscal 2017
First Quarter	$61.49	$42.27
Second Quarter	$50.39	$31.79
Third Quarter	$37.00	$24.26
Fourth Quarter	$36.55	$27.42
Fiscal 2016
First Quarter	$22.72	$14.96
Second Quarter	$35.60	$22.14
Third Quarter	$46.56	$32.73
Fourth Quarter	$58.24	$42.47
Holders of Record
On February 16, 2018, there were 80,539,945 shares of our common stock outstanding, which were held by approximately 123 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. For additional information related to ownership of our stock by certain beneficial owners and management, refer to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
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
In 2016 and 2017, we declared dividends as follows:

Declaration date	Dividends per common share
February 22, 2016	$0.0625
May 5, 2016	$0.0625
July 21, 2016	$0.0625
November 3, 2016	$0.0625
February 16, 2017	$0.0625
May 4, 2017	$0.0625
July 21, 2017	$0.0625
November 2, 2017	$0.0625

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
From time to time, we repurchase our common stock in the open market pursuant to programs approved by the Board. We may repurchase our common stock for a variety of reasons, such as to offset dilution related to equity-based incentives and to optimize our capital structure.
In November 2017, the Board authorized us to repurchase up to $100.0 million of our common stock through December 11, 2018. We are authorized to repurchase, from time to time, shares of our outstanding common stock on the open market or in privately negotiated transactions. Stock repurchases will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any additional amount of our common stock under the program. We intend to make all repurchases in compliance with applicable regulatory guidelines and to administer the plan in accordance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. As part of the program, as of December 31, 2017, we have repurchased 727,081 shares of our common stock at an average price of $34.41 and are authorized to repurchase up to an additional $75.0 million of our common stock.
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
The following table presents the total number of shares of our common stock that we purchased during the fourth quarter of 2017, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period pursuant to our share repurchase program:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 2017	164	(2)	$28.14	—
November 2017	12,923	(2)	$33.21	—
December 2017	—	(2)	$—	727,081
Total	13,087		$33.14	727,081	$75,000,000

(1)	A program covering the repurchase of up to $100 million of our common stock was approved by the Board in November 2017. This program expires on December 11, 2018.

(2)	Represents shares withheld by U.S. Silica to pay taxes due upon the vesting of employee restricted stock and restricted stock units.

Securities Authorized for Issuance under Equity Compensation Plans
The table below contains information about securities authorized for issuance under our Amended and Restated 2011 Incentive Compensation Plan (the “2011 Plan”) as of December 31, 2017. The features of the 2011 Plan are disclosed further in Note N - Equity-based Compensation to our consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) (C)
Equity compensation plans approved by security holders	908,919	$28.46	4,452,870
Equity compensation plans not approved by security holders	—	—	—
Total	908,919	28.46	4,452,870

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

	Year Ended December 31,
	2017(5)	2016(5)	2015	2014(2)	2013
	(amounts in thousands, excluding per share and per ton figures)
Statement of Operations Data:
Sales	$1,240,851	$559,625	$642,989	$876,741	$545,985
Operating income (loss)	168,511	(53,531)	26,672	176,167	111,241
Income (loss) before income taxes	136,526	(77,745)	117	158,723	96,017
Net income (loss)	145,206	(41,056)	11,868	121,540	75,256
Earnings (loss) per share - basic	$1.79	$(0.63)	$0.22	$2.26	$1.42
Earnings (loss) per share - diluted	$1.77	$(0.63)	$0.22	$2.24	$1.41
Cash dividends declared per common share	$0.25	$0.25	$0.44	$0.50	$0.38
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$238,156	$381	$61,492	$171,411	$46,451
Investing activities	(507,672)	(201,657)	49	(190,906)	(135,113)
Financing activities	$(57,142)	$635,424	$(47,530)	$208,964	$105,896
Other Financial Data:
Capital expenditures	$384,622	$46,450	$53,646	$92,609	$60,470
Operating Data:
Total tons sold	15,128	9,875	10,025	10,927	8,161
Average selling price (per ton)	$82.02	$56.67	$64.14	$80.24	$66.90
Segment cost of goods sold (per ton)(1)	56.19	47.51	48.27	51.20	42.04
Oil & Gas Proppants:
Sales	$1,020,365	$362,550	$430,435	$662,770	$347,439
Segment contribution margin	301,972	11,445	88,928	256,137	145,916
Industrial & Specialty Products:
Sales	$220,486	$197,075	$212,554	$213,971	$198,546
Segment contribution margin	88,781	78,988	70,137	61,102	56,983
Balance Sheet Data:
Cash, cash equivalents and short-term investments (3)	$384,567	$711,225	$298,926	$338,209	$148,577
Total assets (3)(4)	2,307,283	2,073,220	1,108,619	1,226,727	853,547
Total long-term debt, including current portion (4)	489,075	494,175	491,705	495,086	366,196
Total liabilities (3)(4)	910,777	799,930	724,452	822,911	544,253
Total stockholders’ equity	$1,396,506	$1,273,290	$384,167	$403,816	$309,294

(1)	Segment cost of goods sold (per ton) equals segment cost of goods sold, divided by total tons sold.

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

(3)
In 2015, we changed the presentation of book overdraft from being classified as a liability to a reduction to our cash and cash equivalents. 2014 and 2013 cash and cash equivalents amounts presented are recasted to reflect this change.

(4)
2014 and 2013 amounts include the reclassification of deferred debt issuance costs related to the adoption of ASU 2015-03. See Note B - Summary of Significant Accounting Policies to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more information.

(5)
We acquired White Armor and MS Sand on April 1, 2017 and August 16, 2017, respectively, and NBI and Sandbox on August 16, 2016 and August 22, 2016, respectively, and have included their financial position and results of operations in our 2017 and 2016 financial information above. As a result, our 2017 and 2016 financial information may not be comparable to prior years. See Note D - Business Combinations to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more information related to this acquisition.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with Item 6, "Selected Financial Data", the description of the business appearing in Item 1, “Business”, of this report, and the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K and the related notes included elsewhere in this report. This discussion contains forward-looking statements as a result of many factors, including those set forth under Item 1, “Business—Forward-Looking Statements” and Item 1A, "Risk Factors", and elsewhere in this Annual Report on Form 10-K. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially from those discussed in or implied by forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in Item 1A, "Risk Factors."
Overview
We are one of the largest domestic producers of commercial silica, a specialized mineral that is a critical input into a variety of attractive end markets. During our 118-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 239 products to customers across these markets. As of December 31, 2017, we operate 19 production facilities across the United States and control 765 million tons of reserves of commercial silica, which can be processed to make 323 million tons of finished products that meet American Petroleum Institute (API) frac sand specifications.
Our operations are organized into two segments based on end markets served: (1) Oil & Gas Proppants and (2) Industrial & Specialty Products. Our segments are complementary because our ability to sell to a wide range of customers across end markets allows us to maximize recovery rates in our mining operations, optimize our asset utilization and reduce the cyclicality of our earnings.
Acquisitions
On August 16, 2016, we completed the acquisition of New Birmingham, Inc. (“NBI”), the ultimate parent company of NBR Sand, LLC (“NBR”), a regional sand producer located near Tyler, Texas. The acquisition of NBI increased our regional frac sand product offering in our Oil & Gas Proppants segment. On August 22, 2016, we completed the acquisition (the "Sandbox Acquisition") of Sandbox Enterprises, LLC ("Sandbox") as a “last mile” logistics solution for frac sand in the oil and gas industry.
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

Recent Trends and Outlook
Oil and gas proppants end market trends
Increased demand for frac sand has historically been driven by the growth in the use of hydraulic fracturing as a means to extract hydrocarbons from shale formations. According to the IHS Markit Proppant IQ, Proppant Market Analysis 2017 Q4 release, published November 2017, U.S. raw sand proppant demand is expected to be 33% higher in 2017 than its previous peak in 2014, and is expected to continue to grow.
Declines in oil prices beginning in 2015 reduced oil and gas drilling and completion activity in North America during 2015 and most of 2016. As of September 30, 2016, the U.S. land rig count had fallen over 70% from its peak in 2014. Demand for frac sand fell in conjunction with the rig count and activity levels, partially offset by higher proppant per well to optimize recovery and production rates. The North American market for proppant stabilized and began to grow during the last quarter of 2016 due to increases in North America oil and gas drilling and completion activity. As of December 31, 2017, U.S. land rig count increased 43% since December 31, 2016. Driven by the corresponding increase in frac sand demand, sales, tons sold and average selling price all increased sequentially during the three months ended December 31, 2017 compared to the three months ended September 30, 2017, June 30, 2017, and March 31, 2017, as summarized below.

Amounts in thousands, except per ton data					Percentage change for Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31, 2017 vs. September 30, 2017	September 30, 2017 vs. June 30, 2017	June 30, 2017 vs. March 31, 2017
Oil & Gas Proppants	2017	2017	2017	2017
Sales	$306,019	$286,369	$235,018	$192,959	7%	22%	22%
Tons Sold	3,171	3,147	2,745	2,532	1%	15%	8%
Average Selling Price per Ton	$96.51	$91.00	$85.62	$76.21	6%	6%	12%

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
Oil and natural gas exploration and production companies' and oilfield service providers’ preferences and expectations have been evolving in recent years. A proppant supplier's logistics capabilities have become an important differentiating factor when competing for business, on both a spot and contract basis. Many of our customers increasingly seek convenient in-basin and wellhead proppant delivery capability from their proppant supplier. We believe that, over time, proppant customers will prefer to consolidate their purchases across a smaller group of suppliers with robust logistics capabilities and a broad offering of proppants.
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

•
Expand our supply chain network and leverage our logistics capabilities to meet our customers’ needs in each strategic oil and gas basin. We continue to expand our transload network to ensure product is available to meet the in-basin needs of our customers. This approach allows us to provide strong customer service and puts us in a position to take advantage of opportunistic spot market sales. Our plant sites are strategically located to provide access to key Class I railroads, which enables us to cost effectively send product to each of the strategic basins in North America. We can ship product by truck, barge and rail with an ability to connect to short-line railroads as necessary to meet our customers’ evolving in-basin product needs. We believe that our supply chain network and logistics capabilities are a competitive advantage that enables us to provide superior service for our customers. We expect to continue to make strategic investments and develop partnerships with transload operators and transportation providers that will enhance our portfolio of supply chain services that we can provide to customers. As of December 31, 2017, we have storage capacity at 56 transloads located near all of the major shale basins in the United States. Our acquisition of Sandbox extends our delivery capability directly to our customers' wellhead locations, which increases efficiency and provides a lower cost logistics solution for our customers. Sandbox has operations in Texas (Midland/Odessa, Kenedy, Dallas/Fort Worth, Tyler); Morgantown, West Virginia; western North Dakota; northeast of Denver, Colorado; Oklahoma City, Oklahoma; Cambridge, Ohio and Mansfield, Pennsylvania, where its major customers are located.

•
Evaluate both Greenfield and Brownfield expansion opportunities and other acquisitions. We expect to continue leveraging our reputation, processing capabilities and infrastructure to increase production, as well as explore other opportunities to expand our reserve base.

◦
We may accomplish this by developing Greenfield projects, where we can capitalize on our technical knowledge of geology, mining and processing and our strong reputation within local communities. For instance, in May 2017, we purchased a new Greenfield site in Crane County, Texas, which depending on market conditions, could become operational as early as the first quarter of 2018 and add approximately 4 million tons of annual frac sand capacity. Additionally, in July 2017, we purchased a new Greenfield site near Lamesa, Texas, which depending on market conditions, could become operational as early as the second quarter of 2018 and add approximately 2.6 million tons of annual frac sand capacity.

◦
We are continuing to actively pursue acquisitions to grow by taking advantage of our asset footprint, our management’s experience with high-growth businesses, and our strong customer relationships. Our primary objective is to acquire assets with differing levels of frac sand qualities that are complementary to our Oil & Gas Proppants segment, with a focus on mining, processing and logistics to further enhance our market presence. We prioritize acquisitions that provide opportunities to realize synergies (and, in some cases, the acquisition may be immediately accretive assuming synergies), including entering new geographic and frac sand product markets, acquiring attractive customer contracts and improving operations. On August 16, 2016, we completed our acquisition of NBI, the ultimate parent company of NBR Sand, LLC, a regional sand producer located near Tyler, Texas. On August 22, 2016, we completed the acquisition of Sandbox, a provider of logistics solutions and technology for the transportation of proppant used in hydraulic fracturing in the oil and gas industry. On August 16, 2017, we completed our acquisition of MS Sand, a frac sand mining and logistics company based in St. Louis, Missouri. We are in active discussions to acquire additional assets fitting this strategy, which, if completed, could be “significant” under Regulation S-X and could require additional sources of financing. There can be no assurance that we will reach a definitive agreement and complete any of these potential transactions. See the risk factors disclosed in Item 1A of Part I of this Annual Report on Form 10-K, including the risk factor entitled, “If we cannot successfully complete acquisitions or integrate acquired businesses, our growth may be limited and our financial condition may be adversely affected.”

•
Maintain financial strength and flexibility. We intend to maintain financial strength and flexibility to enable us to better manage through industry downturns and pursue acquisitions and new growth opportunities as they arise. In March 2016, we completed a public offering of 10,000,000 shares of our common stock for total cash net proceeds of $186.2 million. In November 2016, we executed another offering of 10,350,000 shares of common stock raising net cash proceeds of $467.0 million. As of December 31, 2017, we had $384.6 million of cash on hand and $45.5 million of availability under our revolving credit facility (the "Revolver").

How We Generate Our Sales

We derive our sales primarily by mining and processing minerals that our customers purchase for various uses. Our sales are primarily a function of the price per ton and the number of tons sold. The price invoiced reflects product, transportation and additional services as applicable, such as storage and transloading the product from railcars to trucks for delivery to the customer site. We invoice the majority of our customers on a per shipment basis, although for some larger customers, we consolidate invoices weekly or monthly. Service sales are billed periodically after services are completed. Depending on the types of services, the total amount billed includes labor, equipment costs, freight, handling and other costs. Our ten largest customers accounted for approximately 58%, 52% and 56% of total sales during the years ended December 31, 2017, 2016 and 2015, respectively. Sales to two of our customers accounted for 15% and 12% of our total sales during the years ended December 31, 2017. Sales to one of our customers accounted for 13% of our total sales during the year ended December 31, 2016. Sales to two of our customers accounted for 13% and 12% of our total sales during the year ended December 31, 2015. No other customers accounted for 10% or more of our total sales. At December 31, 2017, two of our customers' accounts receivable represented 19% and 11% of our total accounts receivable, net of allowance. At December 31, 2016, two of our customers' accounts receivable represented 14% and 10% of our total accounts receivable, net of allowance. No other customers accounted for 10% or more of our total accounts receivable.
We primarily sell our products under short-term price agreements or at prevailing market rates. For a number of customers, we sell under long-term, competitively-bid contracts. Some customers provide advance payments for future shipments. A percentage of these advance payments is recognized as revenue with each ton of applicable product shipped to the customer. Selling more tons under supply contracts enables us to be more efficient from a production, supply chain and logistics standpoint. As discussed in Part I, Item 1A., "Risk Factors, of this Annual Report on Form 10-K—"A large portion of our sales is generated by our top ten customers, and the loss of, or significant reduction in, purchases by our largest customers could adversely affect our operations,” these customers may not continue to purchase the same levels of product in the future due to a variety of reasons, contract requirements notwithstanding.
As of December 31, 2017, we have 23 minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2018 and 2022. As of December 31, 2016, we had seven minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2017 and 2019. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge and that our customers will pay for each product. Prices under these agreements are generally fixed and subject to certain contractual adjustments. Sometimes these agreements may undergo negotiations regarding pricing and volume requirements, which may occur more often in volatile market conditions. While these negotiations continue, we may deliver sand at prices or at volumes below the requirements in our existing supply agreements.
Collectively, sales to customers with minimum purchase supply agreements accounted for 32% and 22% of our total company sales during the years ended December 31, 2017 and 2016, respectively. Although sales under minimum purchase supply agreements may result in us realizing lower margins than we otherwise might during periods of high market prices, we believe such lower margins are offset by the benefits derived from the product mix and sales volume stability afforded by such supply agreements, which helps us lower market risk arising from adverse changes in spot prices and market conditions.
In the industrial and specialty end markets we have not historically entered into long term minimum purchase supply agreements with our customers because of the high cost to our customers of switching providers. We may periodically do so when capital or other investment is required to meet customer needs. Instead, we often enter into supply agreements with our customers with targeted volumes and terms of one to five years. Prices under these agreements are generally fixed and subject to annual increases.
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
Segment contribution margin is not a measure of our financial performance under GAAP and should not be considered an alternative to measures derived in accordance with GAAP. For more details on the reconciliation of segment contribution margin to its most directly comparable GAAP financial measure, net income (loss), see Note T - Segment Reporting to our Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
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
The following table sets forth a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA.

	Year Ended December 31,
	2017	2016	2015
	(amount in thousands)
Net income (loss)	$145,206	$(41,056)	$11,868
Total interest expense, net of interest income	25,871	25,779	26,578
Benefit for taxes	(8,680)	(36,689)	(11,751)
Total depreciation, depletion and amortization expenses	97,233	68,134	58,474
EBITDA	259,630	16,168	85,169
Non-cash incentive compensation (1)	25,050	12,107	3,857
Post-employment expenses (excluding service costs) (2)	1,231	1,040	3,335
Business development related expenses(3)	15,288	8,206	10,701
Other adjustments allowable under our existing credit agreements (4)	6,504	2,033	6,446
Adjusted EBITDA	$307,703	$39,554	$109,508

(1)	Reflects equity-based compensation expense.
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
(4)
Reflects miscellaneous adjustments permitted under our existing credit agreement, including such items as restructuring costs for actions that will provide future cost savings. The year ended December 31, 2017 amount includes a contract restructuring cost of $6.3 million. Restructuring costs were $3.5 million and $4.8 million, respectively, for the years ended December 31, 2016 and 2015. The year ended December 31, 2016 amount includes a gain on insurance settlement of $1.5 million.

Results of Operations For the Years Ended December 31, 2017, 2016 and 2015
Sales

	For the Years Ended December 31,			Percent Change
	2017	2016	2015	’17 vs. ‘16	’16 vs. ‘15
	(amounts in thousands, except per ton data)
Sales:
Oil & Gas Proppants	$1,020,365	$362,550	$430,435	181%	(16)%
Industrial & Specialty Products	220,486	197,075	212,554	12%	(7)%
Total Sales	$1,240,851	$559,625	$642,989	122%	(13)%
Tons:
Oil & Gas Proppants	11,595	6,442	6,082	80%	6%
Industrial & Specialty Products	3,533	3,433	3,943	3%	(13)%
Total Tons	$15,128	9,875	10,025	53%	(1)%
Average Selling Price per Ton:
Oil & Gas Proppants	$88.00	$56.28	$70.77	56%	(20)%
Industrial & Specialty Products	$62.41	$57.41	$53.91	9%	6%
Overall Average Selling Price per Ton:	$82.02	$56.67	$64.14	45%	(12)%
2017 vs. 2016
Total sales increased 122% for the year ended December 31, 2017 compared to 2016, driven by a 53% increase in total tons sold and a 45% increase in overall average selling price. Tons sold in-basin represented 49% and 41% of total company tons sold for the years ended December 31, 2017 and 2016, respectively.
The increase in total sales was driven by Oil & Gas Proppants sales, which increased 181% for the year ended December 31, 2017 compared to 2016. Oil & Gas Proppants tons sold increased 80% and average selling price increased 56%. These increases were driven by growth in demand for our frac sand and the acquisition of Sandbox, NBI and MS Sand.
Industrial & Specialty Products sales increased 12% for the year ended December 31, 2017 compared to 2016 driven by a 3% increase in tons sold and a 9% increase in average selling price. The increase in tons sold is mainly due to additional business with existing customers. The increase in average selling price was primarily a result of new higher-margin product sales and price increases.
2016 vs. 2015
Total sales decreased 13% for the year ended December 31, 2016 compared to 2015, driven by a 12% decrease in overall average selling price and an 1% decrease in total tons sold. Tons sold in-basin represented 41% and 36% of total tons sold for the years ended December 31, 2016 and 2015, respectively. The decrease in total sales was driven by decreases in sales for both segments.
The decrease in Oil & Gas Proppants sales was due to a 20% decrease in average selling price partially offset by a 6% increase in tons sold for the year ended December 31, 2016 compared to 2015. The increase in tons sold was driven by sales from our newly acquired businesses and our market share gain efforts, which were partially offset by decrease in market demand. Average selling price decreased as a result of the decrease in frac sand demand.
Industrial & Specialty Products sales decreased by 7% for the year ended December 31, 2016 compared to 2015. Tons sold decreased 13%, driven by our strategic shift among customers and products. Average selling price increased 6%, which was primarily a result of new higher-margin product sales and price increases.

Cost of Sales
2017 vs. 2016
Cost of sales increased $390.2 million, or 82%, to $867.5 million for the year ended December 31, 2017 compared to $477.3 million for the year ended December 31, 2016. As a percentage of sales, cost of sales decreased to 70% for the year ended December 31, 2017 compared to 85% for the same period in 2016. These changes result from the main components of cost of sales as discussed below.
We incurred $490.8 million and $249.7 million of transportation and related costs for the years ended December 31, 2017 and 2016, respectively. This increase was due to increased tons sold through our transloads and the Sandbox acquisition. As a percentage of sales, transportation and related costs decreased to 40% for the year ended December 31, 2017 compared to 45% for the same period in 2016.
We incurred $137.2 million and $83.2 million of operating labor costs for the years ended December 31, 2017 and 2016, respectively. The $54.0 million increase in labor costs incurred was primarily due to more tons sold and incremental costs related to Sandbox operations. As a percentage of sales, operating labor costs represented 11% for the year ended December 31, 2017 compared to 15% for the same period in 2016.
We incurred $35.6 million and $26.7 million of electricity and drying fuel (principally natural gas) costs for the years ended December 31, 2017 and 2016, respectively. The increase in electricity and drying fuel costs incurred was due to more tons sold. As a percentage of sales, electricity and drying fuel costs represented 3% for the year ended December 31, 2017 compared to 5% for the same period in 2016.
We incurred $60.9 million and $34.3 million of maintenance and repair costs for the years ended December 31, 2017 and 2016, respectively. The increase in maintenance and repair costs incurred was mainly due to higher production volume and incremental costs related to Sandbox operations and the addition of our Tyler, Texas facility. As a percentage of sales, maintenance and repair costs represented 5% for the year ended December 31, 2017 compared to 6% for the same period in 2016.
2016 vs. 2015
Cost of sales decreased $17.8 million, or 4%, to $477.3 million for the year ended December 31, 2016 compared to $495.1 million for the year ended December 31, 2015. The decrease was mainly a result of fewer tons sold. As a percentage of sales, costs of sales increased to 85% for the year ended December 31, 2016 compared to 77% for the same period in 2015. These changes result from the main components of cost of sales as discussed below.
We incurred $249.7 million and $258.1 million of transportation and related costs for the years ended December 31, 2016 and 2015, respectively. These costs remained relatively flat due to our transportation and logistics cost improvement efforts, which were mostly offset by incremental costs related to NBI and Sandbox operations. As a percentage of sales, transportation and related costs increased to 45% for the year ended December 31, 2016 compared to 40% in 2015 primarily due to a decrease in average selling price.
We incurred $83.2 million and $80.1 million of operating labor costs for the years ended December 31, 2016 and 2015, respectively. The $3.1 million increase in labor costs incurred was primarily due to incremental costs related to NBI and Sandbox operations, partially offset by fewer tons sold and the impact of our restructuring efforts. As a percentage of sales, operating labor costs represented 15% for the year ended December 31, 2016 compared to 12% in 2015.
We incurred $26.7 million and $28.0 million of electricity and drying fuel (principally natural gas) costs for the years ended December 31, 2016 and 2015, respectively. The decrease in electricity and drying fuel costs incurred was mainly driven by fewer tons sold and strategic shift among products. As a percentage of sales, electricity and drying fuel costs represented 5% and 4% for the years ended December 31, 2016 and 2015, respectively.
We incurred $34.3 million and $37.6 million of maintenance and repair costs for the years ended December 31, 2016 and 2015, respectively. The decrease was a result of our cost improvement efforts and fewer tons sold. As a percentage of sales, maintenance and repair costs remained flat at 6% for the year ended December 31, 2016 compared to 2015.
Segment Contribution Margin

2017 vs. 2016
Oil & Gas Proppants contribution margin increased by $290.5 million to $302.0 million for the year ended December 31, 2017 compared to $11.4 million for the year ended December 31, 2016, driven by a $657.8 million increase in revenue, partially offset by 105% higher cost of sales.
Industrial & Specialty Products contribution margin increased by $9.8 million, or 12%, to $88.8 million for the year ended December 31, 2017 compared to $79.0 million for the year ended December 31, 2016, driven by a $23.4 million increase in revenue, partially offset by 12% higher cost of sales.
2016 vs. 2015
Oil & Gas Proppants contribution margin decreased by $77.5 million, or 87%, to $11.4 million for the year ended December 31, 2016 compared to $88.9 million for the year ended December 31, 2015, driven by a $67.9 million decrease in revenue driven by a decrease in pricing and $9.6 million increase in cost of goods sold due to more tons sold.
Industrial & Specialty Products contribution margin increased by $8.9 million, or 13%, to $79.0 million for the year ended December 31, 2016 compared to $70.1 million for the year ended December 31, 2015, primarily driven by increased higher-margin products sales as a percentage of total sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $39.9 million, or 59%, to $107.6 million for the year ended December 31, 2017 compared to $67.7 million for the year ended December 31, 2016. The increase was due to the following factors:

•
Compensation related expense increased by $30.8 million for the year ended December 31, 2017 compared to 2016, primarily due to increased equity-based compensation and higher employee headcount due to our acquisitions of NBI, Sandbox and MS Sand.

•	Bad debt expense increased by $2.8 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, mainly due to increased sales.

•
Business development related expense increased by $7.1 million to $15.3 million for the year ended December 31, 2017 compared to $8.2 million for the year ended December 31, 2016. The increase was due to our growth and expansion initiatives, including costs related to our MS Sand acquisition.

In total, our selling, general and administrative costs represented approximately 9% and 12% of our sales for the years ended December 31, 2017 and 2016, respectively.
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

Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense increased by $29.1 million, or 43%, to $97.2 million for the year ended December 31, 2017 compared to $68.1 million for the year ended December 31, 2016. This increase was driven by our acquisitions as well as other capital spending. Depreciation, depletion and amortization costs represented approximately 8% and 12% of our sales for the years ended December 31, 2017 and 2016, respectively.
Depreciation, depletion and amortization expense increased by $9.6 million, or 17%, to $68.1 million for the year ended December 31, 2016 compared to $58.5 million for the year ended December 31, 2015. This increase was driven by incremental expense related to assets acquired in connection with the acquisitions of NBI and Sandbox as well as other capital spending. Depreciation, depletion and amortization costs represented approximately 12% and 9% of our sales for the years ended December 31, 2016 and 2015, respectively.
Operating Income (loss)
Operating income increased by $222.0 million, or 415%, to $168.5 million for the year ended December 31, 2017 compared to a $(53.5) million operating loss for the year ended December 31, 2016. The increase was due to a 122% increase in sales, partially offset by a 82% increase in cost of sales, a 59% increase in selling, general and administrative expense, and a 43% increase in depreciation, depletion and amortization expense.
Operating income decreased by $80.2 million, or 301%, to a $(53.5) million operating loss for the year ended December 31, 2016 compared to $26.7 million operating income for the year ended December 31, 2015. The decrease was due to a 13% decrease in sales, a 17% increase in depreciation, depletion and amortization expense and an 8% increase in selling, general and administrative expense, partially offset by a 4% decrease in cost of sales.
Interest Expense
Interest expense increased by $3.4 million, or 12%, to $31.3 million for the year ended December 31, 2017 compared to $28.0 million for the year ended December 31, 2016, driven by additional long-term liabilities assumed in connection with our acquisitions of NBI and Sandbox.
Interest expense increased by $0.7 million, or 3%, to $28.0 million for the year ended December 31, 2016 compared to $27.3 million for the year ended December 31, 2015, primarily driven by additional long-term liabilities assumed in connection with our acquisitions of NBI and Sandbox.
Provision for Income Taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. Because ASC 740-10-25-47 requires the effect of a change in tax laws or rates to be recognized as of the date of enactment, we are required to adjust deferred tax assets and liabilities as of December 22, 2017. Accordingly, we have recorded a deferred income tax benefit of $35.8 million for the year ended December 31, 2017.
The provision for income taxes increased $28.0 million, or 76%, to an $8.7 million income tax benefit for the year ended December 31, 2017, compared to a $36.7 million income tax benefit for the year ended December 31, 2016. The increase was due to increased profit before income taxes, offset primarily by the deferred income tax benefit of the Tax Act for the year ended December 31, 2017. The tax rate for the year ended December 31, 2017 is not predictive of future tax rates due to the deferred income tax benefit of the Tax Act. The tax rate would have been 22% without the tax effects of the deferred income tax benefit of the Tax Act, equity compensation tax benefits and the prior year tax return reconciliation which were all recorded discretely for the year ended December 31, 2017. See Note Q - Income Taxes in Part II, Item 8 to this Annual report on this Form 10-K.
The provision for income taxes decreased $24.9 million, or 212%, to a $36.7 million income tax benefit for the year ended December 31, 2016, compared to a $11.8 million income tax benefit for the year ended December 31, 2015. The decreases were driven by a decreased pre-tax book income and the impact of favorable permanent tax differences including the adoption of ASU 2016-09. For more information related to ASU 2016-09, see Note Q - Income Taxes in Part II, Item 8 to this Annual report on this Form 10-K.

Historically, our actual effective tax rates have been lower than the statutory effective rate primarily due to the benefit received from statutory depletion allowances. The deduction for statutory depletion does not necessarily change proportionately to changes in income before income taxes.
Net Income (loss)
Net income (loss) was $145.2 million, $(41.1) million and $11.9 million for the years ended December 31, 2017, 2016 and 2015. The year over year changes were due to the factors noted above.

Liquidity and Capital Resources
Overview
Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to return cash to our stockholders, and to finance acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through cash on hand or borrowings under our credit facilities and equity issuances. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. In March 2016, we completed a public offering of 10,000,000 shares of our common stock for total cash net proceeds of $186.2 million. In November 2016, we executed another offering of 10,350,000 shares of common stock raising net cash proceeds of $467.0 million. As of December 31, 2017, our working capital was $489.3 million and we had $45.5 million of availability under the Revolver.
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
Cash Flow Analysis
A summary of operating, investing and financing activities (in thousands) is shown in the following table:

	As of December 31,
	2017	2016	2015
Net cash provided by (used in):
Operating activities	$238,156	$381	$61,492
Investing activities	(507,672)	(201,657)	49
Financing activities	(57,142)	635,424	(47,530)
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
Net cash provided by operating activities was $238.2 million for the year ended December 31, 2017 compared to $0.4 million for the year ended December 31, 2016. This $237.8 million increase in cash provided by operations was primarily the result of a $186.3 million increase in net income and $51.5 million increase due to other components of operating activities.

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
Net Cash Provided by / Used in Investing Activities
Investing activities consist primarily of cash consideration paid to acquire businesses, capital expenditures for growth and maintenance and proceeds from the sale and maturity of short-term investments.
Net cash used in investing activities was $507.7 million for the year ended December 31, 2017. This was primarily due to capital expenditures of $384.6 million, cash consideration of $119.8 million paid for acquisition of businesses and capitalized intellectual property costs of $3.6 million. Capital expenditures for 2017 were approximately $49.6 million for a purchase of reserves in Lamesa, Texas, $94.4 million for a purchase of reserves in Crane County, Texas, and $240.6 million for engineering, procurement and construction of our growth projects and other maintenance and cost improvement capital projects.
Net cash used in investing activities was $201.7 million for the year ended December 31, 2016. This was due to $176.7 million of cash consideration that was paid for our NBI and Sandbox acquisitions and capital expenditures of $46.5 million, offset by $21.9 million in proceeds from sales and maturities of short-term investments. Capital expenditures in 2016 were made primarily for a purchase of reserves adjacent to our Ottawa, Illinois facility, engineering, procurement and construction of our growth projects and other maintenance and cost improvement capital projects.
Net cash provided by investing activities was $49 thousand for the year ended December 31, 2015. This was due to $53.6 million in proceeds from sales and maturities of short-term investments being almost fully offset by capital expenditures during the year. Capital expenditures in 2015 were $53.6 million, which were made primarily for the engineering, procurement and construction of our growth projects including the Greenfield raw sand plant near Fairchild, Wisconsin and other maintenance and cost improvement capital projects.
Subject to our continuing evaluation of market conditions, we anticipate that our capital expenditures in 2018 will be in the range of $300 million to $350 million, which is primarily associated with growth projects and other maintenance and cost improvement capital projects. We expect to fund our capital expenditures through cash on our balance sheet, cash generated from our operations and cash generated from financing activities.
Net Cash Provided by / Used In Financing Activities
Financing activities consist primarily of equity issuances, capital contributions, dividend payments, borrowings and repayments related to the Revolver, Term Loan, as well as fees and expenses paid in connection with our credit facilities and advance payments from our customers and capital leases.
Net cash used in financing activities was $57.1 million for the year ended December 31, 2017, driven by $25.0 million in common stock repurchases, $20.4 million of dividends paid, $7.2 million of long-term debt payments, $4.4 million of tax payments related to shares withheld for vested restricted stock and $1.0 million of capital lease repayments partially offset by $0.8 million of proceeds from employee stock options exercised.
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
Share Repurchase Program
See Purchase of Equity Securities by the Issuer and Affiliated Purchasers in Part II, Item 5 and Note C - Capital Structure and Accumulated Comprehensive Income to our Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for information related to our share repurchase program.
Credit Facilities

See Note J - Debt and Capital Leases to our Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for information related to our credit facilities.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have a current material effect or are likely to have future material effect on our financial condition, changes in financial condition, sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
As of December 31, 2017, the total of our future contractual cash commitments, including the repayment of our debt obligations under the Term Loan, is summarized as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(amounts in thousands)
Principal payments on long-term debt(1)	$489,075	$5,100	$483,975	$—	$—
Estimated interest payments on long-term debt	51,210	20,139	31,071	—	—
Minimum payments on customer note payable	745	245	500	—	—
Minimum payments on note payable secured by royalty interest	24,740	1,750	3,500	3,500	15,990
Retirement plans	90,288	8,710	17,675	18,148	45,755
Capital lease obligations	706	706	—	—	—
Operating leases	305,192	69,892	113,456	66,218	55,626
Minimum purchase obligations(2)	78,027	28,099	29,106	9,622	11,200
Other long-term liabilities(3)	1,368	222	620	72	454
Total Contractual Cash Obligations(4):	$1,041,351	$134,863	$679,903	$97,560	$129,025

(1)	Excludes the unamortized debt issuance costs and original issue discount.

(2)
Includes estimated future minimum purchase obligation related to transload service agreements and transportation service agreements. As of December 31, 2017, we accrued $0.6 million in shortfall fees under these service agreements.

(3)	Includes estimated future minimum royalty payments provided for under our mineral leases.

(4)
The above table excludes discounted asset retirement obligations in the amount of $19.0 million at December 31, 2017, the majority of which have a settlement date beyond 2025, as well as indemnification for surety bonds issued on our behalf discussed in Note R - Obligations Under Guarantees to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Environmental Matters
We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. As of December 31, 2017, we had $19.0 million accrued for future reclamation costs, as compared to $11.2 million as of December 31, 2016.
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
Revenue Recognition
We derive most of our sales by mining and processing minerals that our customers purchase for various uses. Our product sales are primarily a function of the price per ton and the number of tons sold. The amount invoiced reflects product, transportation and/or additional services as applicable, such as storage, transloading the product from railcars to trucks and last mile logistics to the customer site.
Revenue is recognized from a sale when persuasive evidence of an arrangement exists, the price is fixed and determinable, the product has been delivered, legal title has been transferred to the customer or services are completed and collection of the sale is reasonably assured. Amounts received from customers in advance of revenue recognition are deferred as liabilities.
We primarily sell our products under short-term price agreements or at prevailing market rates. For a limited number of customers, we sell under long-term, minimum purchase supply agreements. As of December 31, 2017, we had 23 minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2018 and 2022. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge and that our customers will pay for each product. Prices under these agreements are generally fixed and subject to certain contractual adjustments. Sometimes these agreements may undergo negotiations regarding pricing and volume requirements, which may often occur in volatile market conditions. While these negotiations continue, we may deliver sand at prices or at volumes below the requirements in our existing supply agreements.
We invoice the majority of our product customers on a per shipment basis, although for some larger customers, we consolidate invoices weekly or monthly. Standard terms are net 30 days, although extended terms are offered in competitive situations. Sales and other transaction taxes imposed by government entities are reported on a net basis.
We invoice services periodically after the services are completed. Depending on the types of services, the total amount billed may include labor, equipment costs, freight, handling and other costs.
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
Recent Accounting Pronouncements
New accounting guidance that has been recently issued but not yet adopted by us, are included in Note B - Summary of Significant Accounting Policies to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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
Interest Rate Risk
We are exposed to interest rate risk arising from adverse changes in interest rates. As of December 31, 2017, we have $489.1 million of debt outstanding under our senior credit facility. Assuming LIBOR is greater than the 1.0% minimum base rate on the Term loan, a hypothetical increase in interest rates by 1.0% would have changed our interest expense by $4.9 million for the year ended December 31, 2017.
We use interest rate derivatives in the normal course of our business to manage both our interest cost and the risks associated with changing interest rates. We do not use derivatives for trading or speculative purposes. The following table summarizes the fair value of our derivative instruments (in thousands) at December 31, 2017 and 2016:

		December 31, 2017					December 31, 2016
	Maturity Date	Contract/Notional Amount		Carrying Amount	Fair Value	Maturity Date	Contract/Notional Amount		Carrying Amount	Fair Value
Interest rate cap agreement(1)	2019	$249	million	$—	$—	2019	$249	million	$72	$72

(1)	Agreements limit the LIBOR floating interest rate base to 4%.
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
The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:
U.S. SILICA HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
U.S. Silica Holdings, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of US Silica Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, statement of comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 21, 2018 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2004.
Baltimore, Maryland
February 21, 2018

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$384,567	$711,225
Accounts receivable, net	212,586	89,006
Inventories, net	92,376	78,709
Prepaid expenses and other current assets	13,715	12,323
Income tax deposits	—	1,682
Total current assets	703,244	892,945
Property, plant and mine development, net	1,169,155	783,313
Goodwill	272,079	240,975
Trade names	33,068	32,318
Intellectual property, net	64,786	57,270
Customer relationships, net	52,153	50,890
Other assets	12,798	15,509
Total assets	$2,307,283	$2,073,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$148,772	$70,778
Dividends payable	5,229	5,221
Accrued liabilities	16,841	13,034
Accrued interest	199	169
Current portion of long-term debt	4,504	4,821
Current portion of capital leases	706	2,237
Current portion of deferred revenue	36,128	13,700
Income tax payable	1,566	—
Total current liabilities	213,945	109,960
Long-term debt, net	506,732	508,417
Deferred revenue	82,286	58,090
Obligations under capital lease	—	717
Liability for pension and other post-retirement benefits	52,867	56,746
Deferred income taxes, net	29,856	50,075
Other long-term obligations	25,091	15,925
Total liabilities	910,777	799,930
Commitments and Contingencies (Note O)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; 0 issued and outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 81,267,205 issued and 80,524,255 outstanding at December 31, 2017; 81,184,042 issued and 81,028,898 outstanding at December 31 2016	812	811
Additional paid-in capital	1,147,084	1,129,051
Retained earnings	287,992	163,173
Treasury stock, at cost, 742,950 and 155,144 shares at December 31, 2017 and 2016, respectively	(25,456)	(3,869)
Accumulated other comprehensive loss	(13,926)	(15,876)
Total stockholders’ equity	1,396,506	1,273,290
Total liabilities and stockholders’ equity	$2,307,283	$2,073,220
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share amounts)
Sales:
Product	$1,057,553	$523,900	$640,464
Service	183,298	35,725	2,525
Total sales	1,240,851	559,625	642,989
Cost of sales (excluding depreciation, depletion and amortization):
Product	720,312	455,189	494,814
Service	147,203	22,106	252
Total cost of sales (excluding depreciation, depletion and amortization)	867,515	477,295	495,066
Operating expenses:
Selling, general and administrative	107,592	67,727	62,777
Depreciation, depletion and amortization	97,233	68,134	58,474
Total operating expenses	204,825	135,861	121,251
Operating income (loss)	168,511	(53,531)	26,672
Other (expense) income:
Interest expense	(31,342)	(27,972)	(27,283)
Other income (expense), net, including interest income	(643)	3,758	728
Total other (expense) income	(31,985)	(24,214)	(26,555)
Income (loss) before income taxes	136,526	(77,745)	117
Income tax benefit	8,680	36,689	11,751
Net income (loss)	$145,206	$(41,056)	$11,868
Earnings (loss) per share:
Basic	$1.79	$(0.63)	$0.22
Diluted	$1.77	$(0.63)	$0.22
Weighted average shares outstanding:
Basic	81,051	65,037	53,344
Diluted	81,960	65,037	53,601
Dividends declared per share	$0.25	$0.25	$0.44
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net income (loss)	$145,206	$(41,056)	$11,868
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives (net of tax of $(27), $29 and $34 for 2017, 2016, and 2015, respectively)	(44)	49	53
Foreign currency translation adjustment (net of tax of $2, $0 and $0 for 2017, 2016 and 2015, respectively)	(6)	—	—
Unrealized gain (loss) on investments (net of tax of $0, $(4) and $29 for 2017, 2016, and 2015, respectively)	—	(6)	47
Pension and other post-retirement benefits liability adjustment (net of tax of $1,205, $152 and $2,469 for 2017, 2016, and 2015, respectively)	2,000	252	3,547
Comprehensive income (loss)	$147,156	$(40,761)	$15,515
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total
	Common	Treasury	Paid-In	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Loss	Equity
	(in thousands, except per share amounts)
Balance at January 1, 2015	$539	$(542)	$191,086	$232,551	$(19,818)	$403,816
Net income	—	—	—	11,868	—	11,868
Unrealized gain on derivatives	—	—	—	—	53	53
Unrealized gain on short-term investments	—	—	—	—	47	47
Pension and post-retirement liability	—	—	—	—	3,547	3,547
Cash dividend declared ($0.438 per share)	—	—	—	(23,445)	—	(23,445)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	3,857	—	—	3,857
Proceeds from options exercised	—	744	(271)	—	—	473
Shares withheld for employee taxes related to
vested restricted stock and stock units	—	(792)	(2)	—	—	(794)
Repurchase of common stock	—	(15,255)	—	—	—	(15,255)
Balance at December 31, 2015	539	(15,845)	194,670	220,974	(16,171)	384,167
Net loss	—	—	—	(41,056)	—	(41,056)
Issuance of common stock (stock offerings net of issuance costs of $25,732)	272	—	931,016	—	—	931,288
Unrealized gain on derivatives	—	—	—	—	49	49
Unrealized loss on short-term investments	—	—	—	—	(6)	(6)
Pension and post-retirement liability	—	—	—	—	252	252
Cash dividend declared ($0.25 per share)	—	—	—	(16,893)	—	(16,893)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	12,107	—	—	12,107
Excess tax benefit from equity-based compensation	—	—	—	148	—	148
Proceeds from options exercised	—	8,465	(3,640)	—	—	4,825
Issuance of restricted stock	—	1,437	(1,437)	—	—	—
Shares withheld for employee taxes related to
vested restricted stock and stock units	—	2,074	(3,665)	—	—	(1,591)
Balance at December 31, 2016	811	(3,869)	1,129,051	163,173	(15,876)	1,273,290
Net Income	—	—	—	145,206	—	145,206
Unrealized loss on derivatives	—	—	—	—	(44)	(44)
Foreign currency translation adjustment					(6)	(6)
Pension and post-retirement liability	—	—	—	—	2,000	2,000
Cash dividend declared ($0.25 per share)	—	—	—	(20,387)		(20,387)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	25,050	—	—	25,050
Proceeds from options exercised	—	1,190	(392)	—	—	798
Issuance of restricted stock	—	1,859	(1,859)	—	—	—
Shares withheld for employee taxes related to
vested restricted stock and stock units	1	386	(4,766)	—	—	(4,379)
Repurchase of common stock	—	(25,022)				(25,022)
Balance at December 31, 2017	$812	$(25,456)	$1,147,084	$287,992	$(13,926)	$1,396,506
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Operating activities:
Net income (loss)	$145,206	$(41,056)	$11,868
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	97,233	68,134	58,474
Debt issuance amortization	1,382	1,392	1,401
Original issue discount amortization	372	378	382
Deferred income taxes	(20,601)	(36,903)	(10,473)
Loss on disposal of property, plant and equipment	415	563	383
Deferred revenue	28,438	(9,026)	(16,079)
Equity-based compensation	25,050	12,107	3,857
Bad debt provision	1,529	(1,232)	(290)
Other	5,529	3,643	(5,257)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(110,920)	(12,996)	62,465
Inventories	(4,825)	(10,211)	1,708
Prepaid expenses and other current assets	8,787	(509)	(708)
Income taxes	1,469	11,558	(5,837)
Accounts payable and accrued liabilities	59,769	13,121	(42,353)
Accrued interest	28	111	(2)
Liability for pension and other post-retirement benefits	(705)	1,307	1,953
Net cash provided by operating activities	238,156	381	61,492
Investing activities:
Capital expenditures	(384,622)	(46,450)	(53,646)
Capitalized intellectual property costs	(3,586)	(959)	—
Maturities of short-term investments	—	21,872	53,568
Acquisition of businesses, net of cash acquired	(119,801)	(176,617)	—
Proceeds from sale of property, plant and equipment	337	497	127
Net cash provided by (used in) investing activities	(507,672)	(201,657)	49
Financing activities:
Issuance of common stock	—	678,791	—
Common stock issuance costs	—	(25,732)	—
Dividends paid	(20,377)	(15,125)	(26,797)
Repurchase of common stock	(25,022)	—	(15,255)
Proceeds from options exercised	798	4,825	473
Tax payments related to shares withheld for vested restricted stock and stock units	(4,379)	(1,591)	(794)
Repayment of long-term debt	(7,211)	(5,202)	(5,093)
Principal payments on capital lease obligations	(951)	(542)	—
Financing fees	—	—	(64)
Net cash provided by (used in) financing activities	(57,142)	635,424	(47,530)
Net increase (decrease) in cash and cash equivalents	(326,658)	434,148	14,011
Cash and cash equivalents, beginning of period	711,225	277,077	263,066
Cash and cash equivalents, end of period	$384,567	$711,225	$277,077
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$24,490	$21,994	$21,729
Taxes, net of refunds	$8,958	$(11,322)	$4,568
Related party purchases	$4,942	$446	$—
Non-cash items:

Common stock issued in connection with acquisitions	$—	$278,229	$—
Capital lease obligations incurred to acquire assets	$—	$165	$—
Equipment received	$18,185	$—	$—
Accrued capital expenditures	$16,534	$391	$1,154

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A—ORGANIZATION
U.S. Silica Holdings, Inc. (“Holdings,” and together with its subsidiaries “we,” “us” or the “Company”) is a domestic producer of commercial silica, a specialized mineral that is a critical input into a variety of end markets. During our 118-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver products to customers across these markets. We manufacture frac sand used to stimulate and maintain the flow of hydrocarbons in oil and natural gas wells. Our silica is also used as a raw material in a wide range of industrial applications, including glassmaking and chemical manufacturing. We operate in two business segments based on end markets served: (1) Oil & Gas Proppants and (2) Industrial & Specialty Products (see Note T - Segment Reporting for additional details).
On August 16, 2016, we completed the acquisition of New Birmingham, Inc. (“NBI”), the ultimate parent company of NBR Sand, LLC (“NBR”), a regional sand producer located near Tyler, Texas. On August 22, 2016, we completed the acquisition of Sandbox Enterprises, LLC (“Sandbox” or the "Sandbox acquisition"), as a “last mile” logistics solution for frac sand in the oil and gas industry.
On April 1, 2017, we completed the acquisition of White Armor, a product line of cool roof granules used in industrial roofing applications. On August 16, 2017, we completed the acquisition of Mississippi Sand, LLC ("MS Sand"). MS Sand is a frac sand mining and logistics company based in St. Louis, Missouri.
See Note D - Business Combinations for additional details relating to these acquisitions.
NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The accompanying Consolidated Financial Statements (the “Financial Statements”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, all adjustments necessary for a fair presentation of the Financial Statements have been included. Such adjustments are of a normal, recurring nature. Certain reclassifications of prior years’ amounts have been made to conform to the current year presentation.
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
We follow FASB Accounting Standards Codification (“ASC”) guidance for identification and reporting of entities over which control is achieved through means other than voting rights. The guidance defines such entities as Variable Interest Entities (“VIEs”). For the periods presented herein, we have identified no VIE entities over which we maintain any level of control that would require consolidation under ASC guidance.
Use of Estimates and Assumptions
The preparation of the Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to purchase price allocation for businesses acquired; mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production amortization calculations; environmental, reclamation and closure obligations; estimates of recoverable minerals; estimates of allowance for doubtful accounts; estimates of fair value for certain reporting units and asset impairments (including impairments of goodwill and other long-lived assets); write-downs of inventory to net realizable value; equity-based compensation expense; post-employment, post-retirement and other employee benefit liabilities; valuation allowances for deferred tax assets; contingent considerations; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments including derivative instruments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition
We derive most of our sales by mining and processing minerals that our customers purchase for various uses. Our product sales are primarily a function of the price per ton and the number of tons sold. The amount invoiced reflects product, transportation and/or additional services as applicable, such as storage, transloading the product from railcars to trucks and last mile logistics to the customer site.
Revenue is recognized from a sale when persuasive evidence of an arrangement exists, the price is fixed and determinable, the product has been delivered, legal title has been transferred to the customer or services are completed and collection of the sale is reasonably assured. Amounts received from customers in advance of revenue recognition are deferred as liabilities.
We primarily sell our products under short-term price agreements or at prevailing market rates. For a limited number of customers, we sell under long-term, minimum purchase supply agreements. As of December 31, 2017, we had 23 minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2018 and 2022. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge and that our customers will pay for each product. Prices under these agreements are generally fixed and subject to certain contractual adjustments. Sometimes these agreements may undergo negotiations regarding pricing and volume requirements, which may often occur in volatile market conditions. While these negotiations continue, we may deliver sand at prices or at volumes below the requirements in our existing supply agreements.
We invoice the majority of our product customers on a per shipment basis, although for some larger customers, we consolidate invoices weekly or monthly. Standard terms are net 30 days, although extended terms are offered in competitive situations. Sales and other transaction taxes imposed by government entities are reported on a net basis.
We invoice services periodically after the services are completed. Depending on the types of services, the total amount billed may include labor, equipment costs, freight, handling and other costs.
Cash and Cash Equivalents
Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Cash and cash equivalents are invested primarily in money market securities held by financial institutions with high credit ratings. Accounts at each institution are insured by the Federal Deposit Insurance Corporation. Cash balances at times may exceed federally-insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.
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
Inventories
Inventories include raw stockpiles and silica and other industrial sand available for shipment, as well as spare parts and supplies for routine facility maintenance. We value inventory at the lower of cost and net realizable value. Cost is determined using the first-in, first-out and average cost methods. Costs of our raw stockpiles and silica and other industrial sand inventories include production costs and transportation and additional service costs as applicable.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Depreciation is recorded using the straight-line method over the assets’ estimated useful lifes as follows: buildings (15 years); land improvements (10 years); machinery and equipment, including computer equipment and software (3-10 years); furniture and fixtures (8 years). Leasehold improvements are depreciated over the shorter of the asset life or lease term. Construction-in-progress is primarily comprised of machinery and equipment which have not yet been placed in service.
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
In connection with our annual review of our reclamation obligations, we have determined that some of our estimates required revision due primarily to the additions of new plant and transload facilities and other changes in cost estimates and settlement dates at various sites. These additions and changes in estimates resulted in an additional $7.0 million and $(2.1) million of asset retirement obligations in 2017 and 2016, respectively.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our asset retirement obligations are reported in other long-term obligations. The changes in these obligations (in thousands) during the years ending December 31, 2017 and 2016 are as follows:

	2017	2016
Beginning balance	$11,159	$12,254
Accretion	879	979
Additions and revisions of prior estimates	6,994	(2,074)
Ending balance	$19,032	$11,159
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
Intellectual property mainly consists of patents and technology, and it is amortized on a straight-line basis over an average useful life of 15 years. Customer relationships are amortized on a straight-line basis over their useful life of 20, 15 or 13 years.
Goodwill represents the excess of purchase price over the fair value of net assets from business acquisitions. Goodwill and trade names are reviewed for impairment annually as of October 31 or more frequently whenever events or circumstances change that would more likely than not reduce the fair value of those assets. Prior to conducting a formal impairment test, we have an option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If the qualitative assessment determines that an impairment is more likely than not, or if we choose to bypass the qualitative assessment, we perform a quantitative comparison of the fair value with the carrying amount, including goodwill. If this comparison reflects impairment, then the loss would be measured as the excess of recorded goodwill, or other intangible assets with indefinite lives, over its implied fair value. Implied fair value is the excess of our fair value over the fair value of all recognized and unrecognized assets and liabilities. As of October 31, 2017, our qualitative assessment did not indicate that it was more likely than not that an impairment had occurred. Further, no triggering events have subsequently transpired that would indicate a potential impairment as of December 31, 2017.
Debt Issuance Costs
The Company defers costs directly associated with acquiring third-party financing, primarily loan origination costs and related professional expenses. Debt issuance costs are deferred and amortized using the effective interest rate method over the term of our senior secured term loan facility (the “Term Loan”) and the straight-line method for our revolving line-of-credit (the "Revolver"). Debt issuance costs related to long-term debt are reflected as a direct deduction from the carrying amount of the debt. Amortization included in interest expense was $1.4 million for each of the years ended December 31, 2017, 2016 and 2015, respectively.
Environmental Costs
Environmental costs, other than qualifying capital expenditures, are accrued at the time the exposure becomes known and costs can be reasonably estimated. Costs are accrued based upon management’s estimates of all direct costs, after taking into

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

account expected reimbursement by third parties (primarily the sellers of acquired businesses), and are reviewed by outside consultants. Environmental costs are charged to expense unless a settlement with an indemnifying party has been reached.
Self-Insurance
We are self-insured for various levels of employee health insurance coverage, workers’ compensation and third party product liability claims alleging occupational disease. We purchase insurance coverage for claim amounts which exceed our self-insured retentions. Depending on the type of insurance, these self-insured retentions range from $0.1 million to $0.5 million per occurrence. Our insurance reserves are accrued based on estimates of the ultimate cost of claims expected to occur during the covered period. The current portion of our self-insurance reserves is included in accrued liabilities and the non-current portion is included in other long-term obligations in our Balance Sheets. At December 31, 2017 and 2016, our self-insurance reserves totaled $5.5 million and $5.3 million, respectively, of which $1.7 million and $1.3 million, respectively, was classified as current.
Research and Development Costs

We may incur immaterial internal research and development (“R&D”) expenditures, and research and development conducted for others, all of which are expensed as incurred, and included in selling, general and administrative expense. R&D costs may include, but are not limited to, research and administrative salaries, contractor fees, building costs, utilities, administrative expenses, and allocations of corporate costs.
Advertising Costs
We recognize advertising expense when incurred as selling, general and administrative expense.
Equity-based Compensation

We grant stock options, restricted stock, restricted stock units and performance share units to certain of our employees and directors under the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan. We recognize the cost of employee services rendered in exchange for awards of equity instruments.
Vesting of restricted stock and restricted stock units is based on the individual continuing to render service over a three-year vesting schedule. Cash dividend equivalents are accrued and paid to the holders of time based restricted stock units and restricted stock. The fair value of the restricted stock awards is equal to the market price of our stock at date of grant. The restricted award-related compensation expense is recognized, on a straight-line basis, over the vesting period.
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
During the years ended December 31, 2017 and 2016, we granted certain employees performance share units, the vesting of which is based on the Company’s total shareholder return (“TSR”) ranking among a peer group over the three-year period from January 1, 2017 through December 31, 2019 for the 2017 awards and from January 1, 2016 through December 31, 2018 for the 2016 awards. The number of units that will vest will depend on the percentage ranking of the Company's TSR compared to the TSRs for each of the companies in the peer group over the performance period. For these awards subject to market conditions, a binomial-lattice model (i.e., Monte Carlo simulation model) is used to fair value these awards at grant date. The related compensation expense is recognized, on a straight-line basis, over the vesting period.
We grant stock options to certain employees and directors. Stock options vest on a vesting schedule and the related compensation expense is recognized over the vesting period, usually over 3 or 4 years. In calculating the compensation expense for stock options granted, we estimate the fair value of each grant using the Black-Scholes option-pricing model.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of stock options granted is based on the exercise price of the option and certain assumptions, which are evaluated and revised, as necessary, to reflect market conditions and experience. Our expected forfeiture rate is the estimated percentage of options granted that are expected to be forfeited or canceled on an annual basis before becoming fully vested. Our expected term is the period of time over which the options are expected to remain outstanding. An increase in the expected term will increase compensation expense. The computation of the expected term is based on the simplified method, under which the expected term is presumed to be the mid-point between the average vesting date and the end of the contractual term. The assumptions for expected volatility are based on historical experience for the same periods as our expected lives. Risk-free interest rates are set using grant-date U.S. Treasury yield curves for the same periods as our expected lives. The expected dividend yield is based on our future dividend expectations for the same periods as our expected lives.
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
Earnings per Share
Basic and diluted earnings per share is presented for net income (loss). Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed similarly to basic earnings per common share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. In accordance with the applicable accounting guidance for calculating earnings per share, we did not include in our calculation of diluted earnings per share for the applicable periods stock options where the exercise prices were greater than the average market prices. The weighted-average stock awards (in thousands) that are antidilutive and are, therefore, excluded from the calculation of diluted earnings per common share are as follows:

	For the Year Ended December 31,
	2017	2016	2015
Weighted-average outstanding stock options excluded	195	573	528
Weighted-average outstanding restricted stock and performance share units awards excluded	305	166	66
Comprehensive Income (loss)
In addition to net income (loss), comprehensive income (loss) includes all changes in equity during a period, such as adjustments to minimum pension liabilities and the effective portion of changes in fair value of derivative instruments that qualify as cash flow hedges.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments
We currently use interest rate hedge agreements to manage interest costs and the risk associated with changing interest rates. Amounts to be paid or received under these hedge agreements are accrued as interest rates change and are recognized over the life of the hedge agreements as an adjustment to interest expense. Our policy is to not hold or issue derivative financial instruments for trading or speculative purposes. When entered into, these financial instruments are designated as hedges of underlying exposures, associated with our long-term debt, and are monitored to determine if they remain effective hedges. Gains and losses on derivatives designated as cash flow hedges are recorded in other comprehensive income (loss), net of tax, and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of all hedges, if any, is recognized currently in income. Additional disclosures for derivative instruments are presented in Note M - Derivative Instruments to these financial statements.
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting. Under this method, acquired assets, including separately identifiable intangible assets and any assumed liabilities, are recorded at their acquisition date estimated fair value. The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. Determining the fair value of assets acquired and liabilities assumed involves the use of significant estimates and assumptions. Additional disclosures for business combinations are presented in Note D - Business Combinations to these financial statements.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) which supersedes previous revenue recognition guidance. The new guidance introduces a new principles-based framework for revenue recognition and disclosure. Since its issuance, the FASB has issued additional ASUs, amending the guidance and the effective dates of amendments, and the SEC has rescinded certain related SEC guidance. The pronouncements are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Based on our reviews, there is no material impact to the Company’s results of operations, financial position and cash flows as a result of this guidance. Companies can use either a full retrospective or modified retrospective method to adopt the standard. The Company has elected to apply the modified retrospective approach. Under the modified retrospective method, prior periods are not updated to be presented on an accounting basis that is consistent with 2018; rather, a cumulative adjustment for the effects of applying the new standard to periods prior to 2018 is recorded to retained earnings as of January 1, 2018. Because only 2018 revenues will reflect application of the new standard, incremental disclosures are required to present 2018 revenues under the prior standard.
The new standard requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time based on when control of goods and services transfer to a customer. As a result of our implementation review, we do not expect significant changes in the presentation of our financial statements, including either: (1) timing of revenue recognition, or (2) changes in classification between revenue and costs. The new standard will have no cash flow impact and, as such, does not affect the underlying economics of our customer contracts. The effect of applying the new guidance to our existing book of contracts will be minimal.
Application of this method will not result in a material cumulative effect adjustment as of the date of adoption. We do not expect application of the new guidance to result in increases or decreases in revenue within our segments, or any material impact on our balance sheets.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Similarly, lessors will be required to classify leases as sales-type, finance or operating, with classification affecting the pattern of income recognition. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. This update is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. This standard mandates a modified retrospective transition method. While we continue to evaluate the effect of the standard, we anticipate that the adoption will result in a material increase in assets and liabilities on our consolidated balance sheet and will not have a material impact on our consolidated income statement or statement of cash flows.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which amends guidance on the classification of certain cash receipts and payments in the statement of cash flows. This ASU adds or clarifies guidance on eight specific cash flow issues. Additionally, guidance on the presentation of restricted cash is addressed in ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which was issued in November 2016. Both standards are effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those annual reporting periods. Early adoption is permitted. Adoption of these standards will not have a material impact on our consolidated Statements of Cash Flows.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new guidance clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early application of the amendments in ASU 2017-01 is allowed for a transaction(s) for which the acquisition date occurs before the issuance date or effective date of the amendments, a subsidiary is deconsolidated or a group of assets is derecognized only when the transaction(s) has (have) not been reported in financial statements that have been issued or made available for issuance. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 from the goodwill impairment test. It is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed with a measurement date after January 1, 2017. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit. ASU 2017-07 amends presentation requirements related to reporting the service cost component of net benefit costs to require that the service cost component be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period, disaggregating the component from other net benefit costs. ASU 2017-07 also limits the components of net benefit cost eligible to be capitalized to service cost. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, including interim periods within those annual periods for public business entities. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. Early adoption should be within the first interim period if an employer issues interim financial statements. Disclosures of the nature of and reason for the change in accounting principle are required in the first interim and annual periods of adoption. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. This update amends the scope of modification accounting for share-based payment arrangements. ASU 2017-09 provides guidance on the types of the changes to the terms or conditions of share-based payments awards to which an entity would be required to apply modification accounting. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those annual periods for all entities. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
NOTE C—CAPITAL STRUCTURE AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
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

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were 81,267,205 shares issued and 80,524,255 shares outstanding at December 31, 2017. There were 81,184,042 shares issued and 81,028,898 shares outstanding at December 31, 2016.
In 2017, our Board of Directors declared quarterly cash dividends as follows:

Dividends per Common Share	Declaration Date	Record Date	Payable Date
$0.0625	February 16, 2017	March 15, 2017	April 5, 2017
$0.0625	May 4, 2017	June 15, 2017	July 6, 2017
$0.0625	July 21, 2017	September 15, 2017	October 3, 2017
$0.0625	November 2, 2017	December 15, 2017	January 5, 2018
All dividends were paid as scheduled.
Any determination to pay dividends and other distributions in cash, stock, or property by Holdings in the future will be at the discretion of our Board of Directors and will be dependent on then-existing conditions, including our business and financial condition, results of operations, liquidity, capital requirements, contractual restrictions, including restrictive covenants contained in our debt agreements, and other factors. Additionally, because we are a holding company, our ability to pay dividends on our common stock may be limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us, including restrictions under the terms of the agreements governing our indebtedness.
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
There were no shares of preferred stock issued or outstanding at December 31, 2017 and 2016. At present, we have no plans to issue any preferred stock.
Share Repurchase Program

We are authorized by our Board of Directors to repurchase shares of our outstanding common stock from time to time on the open market or in privately negotiated transactions. As of December 31, 2017, we are authorized to repurchase up to $100.0 million of our common stock through December 11, 2018. Stock repurchases, if any, will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. As of December 31, 2017, we have repurchased 727,081 shares of our common stock at an average price of $34.41 under this program and are authorized to repurchase up to an additional $75.0 million of our common stock.
Our Board of Directors previously had authorized the repurchase of up to $50.0 million of our common stock. This program expired on December 11, 2017. We repurchased a total of 706,093 shares of our common stock at an average price of $23.83 under this program.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists of fair value adjustments associated with cash flow hedges, accumulated adjustments for net experience losses and prior service cost related to employee benefit plans and foreign currency translation adjustments primarily related to accounts payable denominated in Euros. The following table presents the changes in accumulated other comprehensive income (loss) by component (in thousands) during the year ended December 31, 2017:

	For the Year Ended December 31, 2017
	Unrealized gain/(loss) on cash flow hedges	Foreign currency translation adjustment	Pension and other post- retirement benefits liability	Total
Beginning Balance	$(32)	$—	$(15,844)	$(15,876)
Other comprehensive gain (loss) before reclassifications	(45)	(6)	871	820
Amounts reclassed from accumulated other comprehensive income	1	—	1,129	1,130
Ending Balance	$(76)	$(6)	$(13,844)	$(13,926)
Amounts reclassified from accumulated other comprehensive income (loss) related to cash flow hedges are included in interest expense in our Income Statements and amounts reclassified related to pension and other post-retirement benefits are included in the computation of net periodic pension costs, at their pre-tax amounts.

NOTE D—BUSINESS COMBINATIONS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the underlying net assets acquired.

Trade Names

A trade name is a legally protected trade or similar mark. Acquired trade names are valued using an income method approach, generally the relief-from-royalty valuation method. The method uses a royalty rate based on comparable marketplace royalty agreements for similar types of trade names, and applies it to the after-tax discounted free cash flow attributed to the trade name. The discount rate used is based on an estimated weighted average cost of capital and the anticipated risk for intangible assets.

The valued trade name has an indefinite life based on our plans and expectations for the trade name going forward, and is reviewed for impairment under ASC 360-10.

Intellectual Property and Technology

Intellectual property and technology (“IP”) is a design, work or invention that is the result of creativity to which one has ownership rights that may be protected through a patent, copyright, trademark or service mark. IP is valued using the relief from royalty valuation method. The method uses a royalty rate based on comparable market-place royalty agreements for similar types of IP, and applies it to the after-tax discounted free cash flow attributed to the IP. The discount rate used is based on an estimated weighted average cost of capital and the anticipated risk for intangible assets.

The IP is amortized following the pattern in which the expected benefits will be consumed or otherwise used up over each component’s useful life, based on our plans and expectations for the IP going forward, which is generally the underlying IP’s legal expiration dates. IP is reviewed for impairment under ASC 360-10.

Customer Relationships

Customer relationships are intangible assets that consist of historical and factual information about customers and contacts collected from repeat transactions with customers, with or without any underlying contracts. The information is

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

generally organized as customer lists or customer databases. We have the expectation of repeat patronage from these customers based on the customers’ historical purchase activity, which creates the intrinsic value over a finite period of time and translates into the expectation of future revenue, income, and cash flow.
Customer relationships are valued using projected operating income, adjusted for estimated future existing customer growth less estimated future customer attrition, net of charges for net tangible assets, IP charge, trade name charge and work force. The concluded value is the after-tax discounted free cash flow. Customer relationships are reviewed for impairment under ASC 360-10.
The tax rate applied for each class of intangible assets is pursuant to current tax legislation (15-year period for intangible assets).

2017 Acquisitions

White Armor Acquisition:

On April 1, 2017, we completed the acquisition of White Armor, a product line of cool roof granules used in industrial roofing applications, for cash consideration of $18.6 million. The preliminary purchase price was allocated to goodwill of approximately $3.9 million, identifiable intangible assets of $12.8 million and other net assets of approximately $1.9 million.

Goodwill in this transaction is attributable to planned growth in our specialty industrial sand segment. The goodwill amount is included in our Industrial & Specialty Products segment. Identifiable definite lived intangibles, including customer relationships, and goodwill are expected to be deductible for tax purposes.

We incurred $0.2 million of acquisition-related charges which are included in selling, general and administrative expenses during the year ended December 31, 2017. Revenue and earnings for White Armor after the acquisition date are not presented as the business was integrated into our operations subsequent to the acquisition and therefore impracticable to quantify.

MS Sand Acquisition:

On August 16, 2017, we completed the acquisition of Mississippi Sand, LLC ("MS Sand"), a Missouri limited liability company, for cash consideration of approximately $95.4 million, net of cash acquired of $2.2 million. As is normal and customary, subsequent adjustments were made including $(0.5) million to the net working capital adjustment plus an additional $6.1 million consideration paid related to a pre-existing contracted asset sale, which was entered into prior to our acquisition, for total cash consideration of $101.0 million. MS Sand is a frac sand mining and logistics company based in St. Louis, Missouri. The acquisition of MS Sand increased our regional frac sand product offering in our Oil & Gas Proppants segment.

We have accounted for the acquisition of MS Sand under the acquisition method of accounting in accordance with ASC 805, Business Combinations, and have accounted for measurement period adjustments in accordance with ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. Estimates of fair value included in the consolidated financial statements represent our best estimates and valuations. In accordance with the acquisition method of accounting, the allocation of consideration value is subject to adjustment until we complete our analysis, in a period of time, but not to exceed one year after the date of acquisition, or August 16, 2018, in order to provide us with the time to complete the valuation of its assets and liabilities.

The following table sets forth the current allocation of the purchase price to MS Sands' identifiable tangible and intangible assets acquired and liabilities assumed, including measurement period adjustments (in thousands):

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Initial Estimate	Measurement Period Adjustments	Purchase Price Allocation
Accounts receivable	$11,201	$—	$11,201
Inventories	6,087	1,980	8,067
Other current assets	362	—	362
Assets held for sale	9,523	(70)	9,453
Property, plant and mine development	26,440	1,018	27,458
Mineral rights	—	26,300	26,300
Other non-current assets	1,136	—	1,136
Goodwill	52,187	(29,665)	22,522
Customer relationships	—	1,840	1,840
Total assets acquired	106,936	1,403	108,339
Accounts payable and accrued expenses	3,815	(54)	3,761
Unfavorable leasehold positions	—	2,237	2,237
Notes Payable	866	—	866
Other long term liabilities	1,254	(1,254)	—
Asset retirement obligations	—	474	474
Total liabilities assumed	5,935	1,403	7,338
Net assets acquired	$101,001	$—	$101,001

The acquired intangible assets and the related estimated useful lives consist of the following:

	Approximate Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Customer relationships	$1,840	15

Goodwill in this transaction is attributable to planned growth in our regional frac sand product offering in our Oil & Gas Proppants segment. The goodwill amount is included in our Oil & Gas Proppants segment. Identifiable definite lived intangibles, including customer relationships, and goodwill are expected to be deductible for tax purposes.

We incurred $0.7 million of acquisition-related charges which are included in selling, general and administrative expenses during the year ended December 31, 2017. Revenue and earnings for MS Sand after the acquisition date are not presented as the business was integrated into our operations subsequent to the acquisition and therefore impracticable to quantify.

Both acquisitions were accounted for using the acquisition method of accounting. The purchase price and purchase price allocation for both White Armor and MS Sand acquisitions are preliminary and subject to customary post-closing adjustments and changes in the fair value of assets and liabilities. The above estimated fair values of net assets acquired are based on the information that was available as of the reporting date. We believe that the information provides a reasonable basis for estimating the fair values of the acquired assets and assumed liabilities, but the potential for measurement period adjustments exists based on our continuing review of matters related to the acquisitions. As a result, our final purchase price allocations may be significantly different than those reflected above. We expect to complete the purchase price allocations as soon as practicable, but no later than one year from the acquisition dates.
Unaudited Pro Forma Results

The results of MS Sand’s operations have been included in the consolidated financial statements subsequent to the acquisition dates. The following unaudited pro forma consolidated financial information reflects the results of operations as if the MS Sand Acquisition had occurred on January 1, 2016, after giving effect to certain purchase accounting adjustments. These adjustments mainly include incremental depreciation expense related to the fair value adjustment of property, plant, equipment and mine development, amortization expense related to identifiable intangible assets and tax expense related to the

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

combined tax provisions. This information does not purport to be indicative of the actual results that would have occurred if the acquisition had actually been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company (in thousands, except per share amounts):

	For the year ended December 31,
	2017	2016
Sales	$1,287,202	$642,951
Net income (loss)	$143,604	$(55,835)
Basic earnings (loss) per share	$1.77	$(0.86)
Diluted earnings (loss) per share	$1.75	$(0.86)

2016 Acquisitions

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

The consideration paid to the stockholders of NBI at the closing of the NBI Acquisition consisted of $107.2 million in cash (net of $9.0 million cash acquired) and 2,630,513 shares of common stock valued at $106.6 million.

The calculation of the purchase price (in thousands, except shares) is as follows:

Cash consideration paid		$116,165
Number of Holdings common shares delivered	2,630,513
Multiplied by closing market price per share of U.S. Silica common stock on August 16, 2016	$40.51
Total value of Holdings common shares delivered		$106,562
Less, cash acquired		$(9,002)
Total purchase price		$213,725

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have accounted for the acquisition of NBI under the acquisition method of accounting in accordance with ASC 805, Business Combinations, and have accounted for measurement period adjustments in accordance with ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. Estimates of fair value included in the consolidated financial statements represent our best estimates and valuations. In accordance with the acquisition method of accounting, the allocation of consideration value was subject to adjustment until we completed our analysis, in a period of time, but not to exceed one year after the date of acquisition, or August 16, 2016, in order to provide us with the time to complete the valuation of its assets and liabilities. We have completed our analysis and allocation of consideration value to assets acquired and liabilities assumed.

The following table sets forth the final allocation of the purchase price to NBI’s identifiable tangible and intangible assets acquired and liabilities assumed, including measurement period adjustments (in thousands):

	Initial Estimate	Measurement Period Adjustments	Purchase Price Allocation
Accounts receivable	$2,680	$—	$2,680
Inventories	3,494	—	3,494
Other current assets	428	—	428
Income tax deposits	6,657	(217)	6,440
Property, plant and mine development	210,913	(4,281)	206,632
Identifiable intangible assets	1,600	—	1,600
Goodwill	86,228	4,670	90,898
Total assets acquired	312,000	172	312,172
Accounts payable, accrued expenses and other current liabilities	1,938	726	2,664
Deferred revenue	500	—	500
Notes payable	24,361	243	24,604
Capital lease liabilities	3,331	—	3,331
Asset retirement obligations	710	—	710
Deferred tax liabilities	67,435	(797)	66,638
Total liabilities assumed	98,275	172	98,447
Net assets acquired	$213,725	$—	$213,725
In addition to the changes in the balances reflected above, we recorded an adjustment to depreciation expense of $(0.6) million during the year ended December 31, 2017.
The acquired intangible assets and the related estimated useful lives consist of the following:

	Approximate Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Customer relationships	$1,600	13

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

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sandbox Acquisition:

On August 22, 2016, we completed the purchase of all of the outstanding units of membership interest of Sandbox Enterprises, LLC, a Texas limited liability company ("Sandbox" or the “Sandbox Acquisition”). Sandbox earns revenues from providing “last mile” transportation services to companies in the oil and gas industry. Sandbox has operations in Texas (Midland/Odessa, Kenedy, Dallas/Fort Worth, Tyler); Morgantown, West Virginia; western North Dakota; northeast of Denver, Colorado; Oklahoma City, Oklahoma; Cambridge, Ohio and Mansfield, Pennsylvania, where its major customers are located.

The consideration paid to the unit-holders consisted of $69.5 million in cash (net of $1.3 million cash acquired) and 4,195,180 shares of our common stock valued at $171.7 million. The calculation of the purchase price (in thousands, except shares) is as follows:

Cash consideration paid		$70,760
Number of Holdings common shares delivered	4,195,180
Multiplied by closing market price per share of U.S. Silica common stock on August 22, 2016	$40.92
Total value of Holdings common shares delivered		$171,667
Less, cash acquired		$(1,306)
Total purchase price		$241,121

The following table sets forth the allocation of the purchase price to Sandbox’s identifiable tangible and intangible assets acquired and liabilities assumed (in thousands):

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

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our 2016 Income Statement included revenue of $31.0 million associated with Sandbox following the date of acquisition. Sandbox's impact on our net loss was not significant for the year ended December 31, 2016. We incurred $3.0 million of acquisition-related charges which are included in selling, general and administrative expenses on the Income Statement for the year ended December 31, 2016.

The cost related to the issuance of the 6,825,693 shares of common stock to complete the two acquisitions totaled $0.3 million, which is included in additional paid-in capital on our Consolidated Statements of Stockholders' Equity for the year ended December 31, 2016.
Combined Unaudited Pro Forma Results

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

	For the year ended December 31,
	2016	2015
Sales	$615,552	$753,287
Net income (loss)	$(45,161)	$43,163
Basic earnings per share	$(0.69)	$0.81
Diluted earnings per share	$(0.69)	$0.81

NOTE E—ACCOUNTS RECEIVABLE
At December 31, 2017 and 2016, accounts receivable (in thousands) consisted of the following:

	At December 31,
	2017	2016
Trade receivables	$217,649	$93,982
Less: Allowance for doubtful accounts	(7,100)	(7,042)
Net trade receivables	210,549	86,940
Other receivables	2,037	2,066
Total accounts receivable	$212,586	$89,006
Changes in our allowance for doubtful accounts (in thousands) during the years ended December 31, 2017 and 2016 are as follows:

	Allowance for Doubtful Accounts
	2017	2016
Balance at January 1,	$7,042	$7,686
Bad debt provision	1,529	(1,232)
Write-offs and recoveries, net	(1,471)	588
Balance at December 31,	$7,100	$7,042
Our ten largest customers accounted for approximately 58%, 52%, and 56% of sales during the years ended December 31, 2017, 2016 and 2015, respectively. Sales to two of our customers accounted for 15% and 12% of our total sales during the year

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ended December 31, 2017. Sales to one of our customers accounted for 13% of our total sales during the year ended December 31, 2016. Sales to two of our customers accounted for 13% and 12% of our total sales during the year ended December 31, 2015. No other customers accounted for 10% or more of our total sales. At December 31, 2017, two of our customers' accounts receivable represented 19% and 11% of our total accounts receivable, net of allowance. At December 31, 2016, two of our customers' accounts receivable represented 14% and 10% of our total accounts receivable, net of allowance. No other customers accounted for 10% or more of our total accounts receivable.
NOTE F—INVENTORIES
At December 31, 2017 and 2016, inventories (in thousands) consisted of the following:

	At December 31,
	2017	2016
Supplies	$21,277	$18,824
Raw materials and work in process	28,034	25,161
Finished goods	43,065	34,724
Total inventories	$92,376	$78,709
NOTE G—PROPERTY, PLANT AND MINE DEVELOPMENT
At December 31, 2017 and 2016, property, plant and mine development (in thousands) consisted of the following:

	At December 31,
	2017	2016
Mining property and mine development	$586,242	$414,434
Asset retirement cost	14,184	8,062
Land	36,552	35,052
Land improvements	45,878	42,738
Buildings	56,330	52,178
Machinery and equipment	590,566	450,881
Furniture and fixtures	2,953	2,566
Construction-in-progress	189,970	43,790
	1,522,675	1,049,701
Accumulated depletion, depreciation and amortization	(353,520)	(266,388)
Total property, plant and mine development, net	$1,169,155	$783,313
At December 31, 2017 and 2016, the aggregate cost of the machinery and equipment originally acquired under capital leases was $0.9 million and $4.7 million, respectively, reduced by accumulated depreciation of $0.2 million and $0.3 million, respectively. The decrease in machinery and equipment acquired under capital leases is due to lease terminations.
The amount of interest costs capitalized in property, plant and mine development was $1.6 million, $0.2 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE H—GOODWILL AND INTANGIBLE ASSETS

Goodwill
The changes in the carrying amount of goodwill (in thousands) consisted of the following:

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill
Balance at December 31, 2015	$68,647
NBI acquisition	86,228
Sandbox acquisition	86,100
Balance at December 31, 2016	240,975
White Armor acquisition	3,912
NBI acquisition measurement period adjustment	4,670
MS Sand acquisition	52,187
MS Sand acquisition measurement period adjustment	(29,665)
Balance at December 31, 2017	$272,079

Goodwill represents the excess of purchase price over the fair value of net assets acquired from business acquisitions. Goodwill and trade names are reviewed for impairment annually as of October 31 or more frequently whenever events or circumstances change that would more likely than not reduce the fair value of those assets. We completed our annual impairment test by performing a qualitative assessment of goodwill. In performing this qualitative assessment, we evaluated events and circumstances since the date of the last quantitative impairment test, including the results of that test, macroeconomic conditions, industry and market conditions, and our overall financial performance. After assessing the totality of the events and circumstances, we determined that it was not more likely than not that the fair value of our reporting units was less than their carrying amount and, therefore, the first and second steps of the quantitative goodwill impairment test were deemed unnecessary. Further, no triggering events have subsequently transpired that would indicate a potential impairment as of December 31, 2017. Goodwill of $247.5 million has been allocated to the Oil & Gas Proppants business segment and $24.6 million to the Industrial & Specialty Products business segment at December 31, 2017. Goodwill of $220.3 million has been allocated to the Oil & Gas Proppants business segment and $20.7 million to the Industrial & Specialty Products business segment at December 31, 2016.

Intangible Assets

The changes in the carrying amount of intangible assets (in thousands) consisted of the following:

		December 31, 2017			December 31, 2016
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)
Technology and intellectual property	15	$70,703	$(5,917)	$64,786	$58,658	$(1,388)	$57,270
Customer relationships	13 - 15	61,229	(9,076)	52,153	55,689	(4,799)	50,890
Total definite-lived intangible assets:		$131,932	$(14,993)	$116,939	$114,347	$(6,187)	$108,160
Trade name		33,068	—	33,068	32,318	—	32,318
Total intangible assets:		$165,000	$(14,993)	$150,007	$146,665	$(6,187)	$140,478

Amortization expense was $8.8 million, $3.2 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015.

The estimated amortization expense related to definite-lived intangible assets (in thousands) for the five succeeding years is as follows:

2018	$9,239
2019	9,239
2020	9,239
2021	9,239
2022	9,224

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I—ACCRUED LIABILITIES
At December 31, 2017 and 2016, accrued liabilities (in thousands) consisted of the following:

	At December 31,
	2017	2016
Accrued salaries and wages	$6,126	$3,794
Accrued vacation liability	2,906	2,471
Current portion of liability for pension and post-retirement benefits	1,524	1,553
Accrued healthcare liability	1,837	1,307
Accrued property taxes and sales taxes	2,720	1,815
Other accrued liabilities	1,728	2,094
Total accrued liabilities	$16,841	$13,034
Other accrued liabilities consist of accrued transportation and related costs, customer rebates, royalties payable, and other items.
NOTE J—DEBT AND CAPITAL LEASES
At December 31, 2017 and 2016, debt (in thousands) consisted of the following:

	December 31, 2017	December 31, 2016
Senior secured credit facility:
Revolver expiring July 23, 2018 (5.75% at December 31, 2017 and 5.25% at December 31, 2016)	$—	$—
Term loan facility—final maturity July 23, 2020 (4.75%-5.25% at December 31, 2017 and 4.00% - 4.50% at December 31, 2016)	489,075	494,175
Less: Unamortized original issue discount	(944)	(1,318)
Less: Unamortized debt issuance cost	(3,099)	(4,482)
Note payable secured by royalty interest	24,740	23,076
Customer note payable	745	1,787
Equipment notes payable	719	—
Total debt	511,236	513,238
Less: current portion	(4,504)	(4,821)
Total long-term portion of debt	$506,732	$508,417
Revolving Line-of-Credit
We have a $50 million revolving line-of-credit (the "Revolver"), with zero drawn and $4.5 million allocated for letters of credit as of December 31, 2017, leaving $45.5 million available under the Revolver.
Senior Secured Credit Facility
At December 31, 2017, contractual maturities of our senior secured credit facility (in thousands) are as follows:

2018	$5,100
2019	5,100
2020	478,875
Total	$489,075
On July 23, 2013, we refinanced our then existing senior secured debt by amending our Term Loan and replacing our then existing revolving line-of-credit. The Term Loan amendment refinanced our then existing senior debt by entering into a new $425 million senior secured credit facility, consisting of a $375 million Term Loan and the $50 million Revolver that may also

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Our senior secured credit facility is secured by a pledge of substantially all of our assets, including accounts receivable, inventory, property, plant and mine development, and a pledge of the equity interests in certain of our subsidiaries. The facility contains covenants that, among other things, govern our ability to create, incur or assume indebtedness and liens, to make acquisitions or investments, to sell assets and to pay dividends. This includes a restriction on the ability of our operating subsidiaries to make distributions to us to the extent that the incurrence ratio (as defined in the senior secured credit facility) after giving effect to the distribution is 3:1 or greater. The facility also requires us to maintain a consolidated total net leverage ratio of no more than 3.75:1.00 as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 25% of the Revolver commitment. As of December 31, 2017 and December 31, 2016, we are in compliance with all covenants in accordance with our senior secured credit facility.
Note Payable Secured by Royalty Interest
In connection with the acquisition of NBI in August 2016, we assumed a note payable secured by a royalty interest. The monthly royalty payment is calculated based on future tonnages and sales related to the sand shipped from our Tyler, Texas facility. The note payable is due by June 30, 2032. The note does not provide a stated interest rate. The minimum payments (in thousands) for the next five years required by the note are as follows:

2018	$1,750
2019	1,750
2020	1,750
2021	1,750
2022	1,750
Thereafter	15,990
Total	$24,740
Under this agreement, once a certain number of tons have been shipped from the Tyler facility, the minimum payments will decrease to $0.5 million per year, subject to proration in the period this threshold is met.
The note payable fair value was estimated to be $22.5 million on the acquisition date. The estimate was made using a discounted cash flow model, which calculated the present value of projected future cash payments required under the agreement using a discount rate of 14%. As of December 31, 2017, the note payable had a balance of $24.7 million. The increase in this note payable amount is due to interest paid-in-kind. The effective interest rate based on the updated projected future cash payments is 24% at December 31, 2017.
Customer Note Payable
In connection with the acquisition of NBI in August 2016, we assumed a customer note payable that was entered into by NBI. NBI entered into an amendment effective January 1, 2016. Terms of the amended agreement call for repayment of $2.5 million at 0% interest, in equal monthly payments beginning January 1, 2016 for 60 months, or $0.5 million per year. Additionally, the principal of this customer note payable can be reduced via future product load credit. We discounted the required future cash payments and projected product load credit using an effective interest rate of 3.5% and recorded the customer note payable at $1.9 million on the acquisition date. At December 31, 2017, the customer note payable had a balance of $0.7 million.
Equipment Notes Payable
In connection with the acquisition of MS Sand in August 2017, we assumed notes payable, which are secured by equipment and bear interest rates between 0% to 5.2%. Maturities (in thousands) for the next five years required by the notes are as follows:

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2018	$316
2019	286
2020	117
Total	$719
Capital Leases
We enter into financing arrangements from time to time to purchase machinery and equipment utilized in operations. At December 31, 2017, scheduled future minimum lease payments under capital lease obligations (in thousands) are as follows:

2018	721
Total minimum lease payments	721
Less: amount representing interest	(15)
Present value of minimum lease payments	706
Less: current portion of capital lease obligations	(706)
Non-current portion of capital lease obligations	$—
NOTE K—DEFERRED REVENUE
We enter into certain customer supply agreements which give the customers the right to purchase certain products for a discounted price at certain volumes over an average initial contract term of one to five years. The advance payments represent future purchases and are recorded as deferred revenue, recognized as revenue over the contract term of each supply agreement. During the year ended December 31, 2017 we received advances of $50.5 million. At December 31, 2017 and 2016, the total deferred revenue balance was $118.4 million and $71.8 million, respectively, of which $36.1 million and $13.7 million was classified as current in our Balance Sheets.
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
Cash Equivalents
Due to the short-term maturity, we believe our cash equivalent instruments at December 31, 2017 and 2016 approximate their reported carrying values.
Long-Term Debt, Including Current Maturities
We believe that the fair values of our long-term debt, including current maturities, approximates their carrying values based on their effective interest rates compared to current market rates.
Derivative Instruments
The estimated fair value of our derivative instruments (interest rate caps) are recorded at each reporting period and are based upon widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

derivative contract. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. We also incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk as well as that of the respective counterparty in the fair value measurements. Additional disclosures for derivative instruments are presented in Note M - Derivative Instruments to these financial statements.
Although we have determined that the majority of the inputs used to value our derivatives fall with Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default of ourselves and our counterparties. However, as of December 31, 2017, we have assessed that the impact of the credit valuation adjustments on the overall valuation of our derivative positions is not significant. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
In accordance with the fair value hierarchy, the following table presents the fair value as of December 31, 2017 and 2016, respectively, of those instruments (in thousands) that we measure at fair value on a recurring basis:

	December 31, 2017			December 31, 2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
Interest rate derivatives	—	—	—	—	72	72
Net asset	$—	$—	$—	$—	$72	$72
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
The following table summarizes the fair value of our derivative instruments (in thousands, except contract/notional amount). See Note L - Fair Value Accounting for additional disclosures regarding the estimated fair values of our derivative instruments at December 31, 2017, and 2016.

		December 31, 2017					December 31, 2016
	Maturity Date	Contract/Notional Amount		Carrying Amount	Fair Value	Maturity Date	Contract/Notional Amount		Carrying Amount	Fair Value
Interest rate cap agreement(1)	2019	$249	million	$—	$—	2019	$249	million	$72	$72

(1) Agreements limit the LIBOR floating interest rate base to 4%.
We have designated these contracts as qualified cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings. During the years ended December 31, 2017 and 2016, we had no ineffectiveness for such contracts.
The following table summarizes the effect of derivatives instruments (in thousands) on our income statements and our consolidated statements of comprehensive income for the years ended December 31, 2017, 2016 and 2015.

	2017	2016	2015
Deferred losses from derivatives in OCI, beginning of period	$(32)	$(81)	$(134)
Loss recognized in OCI from derivative instruments	(45)	(32)	—
Gain reclassified from Accumulated OCI	1	81	53
Deferred losses from derivatives in OCI, end of period	$(76)	$(32)	$(81)

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N—EQUITY-BASED COMPENSATION
In July 2011, we adopted the U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan (the “2011 Plan”), which was amended and restated in May 2015. The 2011 Plan provides for grants of stock options, restricted stock, performance share units and other incentive-based awards. We believe our 2011 Plan aligns the interests of our employees and directors with those of our common stockholders. At December 31, 2017, we have 4,452,870 shares of common stock that may be issued under the 2011 Plan. We use a combination of treasury stock and new shares if necessary to satisfy option exercises or vesting of restricted awards and performance share units.
Stock Options
The following table summarizes the status of, and changes in, our stock option awards during the year ended December 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2016	952,693	27.99
Granted	—	—
Exercised	(43,774)	18.22
Forfeited	—	—
Outstanding at December 31, 2017	908,919	28.46	$7,008	6.1 years
Exercisable at December 31, 2017	736,480	26.79	$6,707	5.8 years
There were no grants of stock options during the years ended December 31, 2017 and 2016.
The total intrinsic value of stock options exercised was $1.2 million, $7.6 million, and $0.4 million for the years ended December 31, 2017, 2016 and 2015 respectively. Cash received from options exercised in 2017 was $0.8 million. The tax benefit realized from option exercises totaled $0.4 million, $2.9 million, and zero for the years ended December 31, 2017, 2016 and 2015, respectively.
We recognized $2.5 million, $3.0 million, and $3.4 million of equity-based compensation expense related to these options during the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, there was $1.2 million of total unrecognized compensation expense related to these options, which is expected to be recognized over a weighted-average period of approximately 0.7 years. We account for forfeitures as they occur.
Restricted Stock and Restricted Stock Unit Awards
The following table summarizes the status of, and changes in, our unvested restricted stock awards during the year ended December 31, 2017:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2016	557,716	$24.33
Granted	156,164	44.45
Vested	(248,031)	24.92
Forfeited	(4,503)	30.94
Unvested, December 31, 2017	461,346	$30.76
We granted 156,164 restricted stock and restricted stock unit awards during the year ended December 31, 2017. The fair value of the awards was based on the market price of our stock at date of grant.
We recognized $7.1 million, $5.7 million, and $3.9 million of equity-based compensation expense related to these restricted stock awards during the years ended December 31, 2017, 2016 and 2015 respectively. As of December 31, 2017, there was $9.2 million of total unrecognized compensation expense related to these restricted stock awards, which is expected to be recognized over a weighted-average period of 1.7 years.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Unit Awards
The following table summarizes the status of, and changes in, our performance share unit awards during the year ended December 31, 2017:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2016	963,613	$37.43
Granted	90,501	67.69
Vested	—	—
Cancelled	(172,698)	29.12
Unvested, December 31, 2017	881,416	$42.16
We granted 90,501 performance share unit awards during the year ended December 31, 2017. The grant date fair value for these awards was estimated to be $67.69 and the number of units that will vest will depend on the percentage ranking of the Company's total shareholder return ("TSR") compared to the TSRs for each of the companies in the peer group over the three year period from January 1, 2017 through December 31, 2019. The related compensation expense is recognized on a straight-line basis over the vesting period.
The grant date fair value for these awards was estimated using a Monte Carlo simulation model. The Monte Carlo simulation model requires the use of highly subjective assumptions. Our key assumptions in the model included the price and the expected volatility of our and our self-determined peer group companies’ stock, risk-free rate of interest, dividend yields and cross-correlations between our and our self-determined peer group companies' stock.
We recognized $15.5 million, $3.3 million, and $3.4 million of compensation expense related to these performance share unit awards during the years ended December 31, 2017, 2016 and 2015 respectively. As of December 31, 2017, there was $18.3 million of estimated total unrecognized compensation expense related to these performance share unit awards, which is expected to be recognized over a weighted-average period of 1.2 years.

NOTE O—COMMITMENTS AND CONTINGENCIES
Future Minimum Annual Commitments at December 31, 2017

Amounts in thousands Year ending December 31,	Operating Lease Minimum Rental Payments	Minimum Purchase Commitments
2018	$69,892	$28,099
2019	62,294	18,938
2020	51,162	10,168
2021	35,915	5,736
2022	30,303	3,886
Thereafter	55,626	11,200
Total future lease and purchase commitments	$305,192	$78,027
Operating Leases
We are obligated under certain operating leases for railroad cars, office space, mining property, mining/processing equipment and transportation and other equipment. Certain operating lease agreements include options to purchase the equipment for fair market value at the end of the original lease term. In general, the above leases include renewal options and provide that we pay for all utilities, insurance, taxes and maintenance. Expense related to operating leases and rental agreements for the years ended December 31, 2017, 2016 and 2015 totaled approximately $68.3 million, $54.1 million and $48.2 million, respectively.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Other Commitments and Contingencies
Our operating subsidiary, U.S. Silica Company ("U.S. Silica"), has been named as a defendant in various product liability claims alleging silica exposure causing silicosis. During the year ended December 31, 2017, no new claims were brought against U.S. Silica. U.S. Silica was named as a defendant in two claims filed during the year ended December 31, 2016 and no claims filed in 2015. As of December 31, 2017, there were 59 active silica-related products liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, it is not reasonably possible that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations that exceeds the accrual amounts.
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
We have recorded estimated liabilities for these claims in other long-term obligations as well as estimated recoveries under the indemnity agreement and an estimate of future recoveries under insurance in other assets on our consolidated balance sheets. As of December 31, 2017 and 2016, other non-current assets included zero and $0.3 million, respectively, for insurance for third-party products liability claims. As of December 31, 2017 and 2016, other long-term obligations included $1.0 million and $1.3 million, respectively, in third-party products claims liability.
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
We previously maintained a Voluntary Employees’ Beneficiary Association trust that was used to partially fund health care benefits for future retirees. Benefits were funded to the extent contributions were tax deductible, which under current legislation is limited. In 2017, the trust terminated upon depletion of its assets, which were used in accordance with trust terms. In general, retiree health benefits are paid as covered expenses are incurred
Net pension benefit cost (in thousands) consisted of the following for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
Service cost	$1,037	$1,078	$1,295
Interest cost	3,971	4,067	4,813
Expected return on plan assets	(5,265)	(5,495)	(5,498)
Net amortization and deferral	1,773	1,592	2,665
Net pension benefit costs	$1,516	$1,242	$3,275
Net post-retirement cost (in thousands) consisted of the following for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
Service cost	$107	$132	$176
Interest cost	753	876	1,074
Expected return on plan assets	(1)	(1)	(1)
Net amortization and deferral	—	—	281
Special termination benefit	—	21	48
Net post-retirement costs	$859	$1,028	$1,578

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in benefit obligations and plan assets (in thousands), as well as the funded status (in thousands) of our pension and post-retirement plans at December 31, 2017 and 2016 are as follows:

	Pension Benefits		Post-retirement Benefits
	2017	2016	2017	2016
Benefit obligation at January 1,	$116,145	$115,420	$24,393	$25,091
Service cost	1,037	1,078	107	132
Interest cost	3,971	4,067	753	876
Actuarial (gain) loss	6,824	1,640	(1,576)	(802)
Benefits paid	(6,685)	(6,517)	(1,280)	(1,332)
Amendments	760	457	—	—
Special termination benefits	—	—	—	21
Other	—	—	374	407
Benefit obligation at December 31,	$122,052	$116,145	$22,771	$24,393
Fair value of plan assets at January 1,	$83,850	$84,716	$14	$17
Actual return on plan assets	12,757	5,651	(1)	(3)
Employer contributions	2,145	—	893	925
Benefits paid	(6,685)	(6,517)	(1,280)	(1,332)
Other	—	—	374	407
Fair value of plan assets at December 31,	$92,067	$83,850	$—	$14
Plan assets less than benefit obligations at December 31 recognized as liability for pension and other post-retirement benefits	$(29,985)	$(32,295)	$(22,771)	$(24,379)
The accumulated benefit obligation for the defined benefit pension plans, which excludes the assumption of future salary increases, totaled $122.0 million and $116.0 million at December 31, 2017 and 2016, respectively.
The amendments in 2017 and 2016 reflect plan changes including increases in the benefit multiplier for certain participants.
We also sponsor unfunded, nonqualified pension plans. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for these plans were $1.6 million, $1.6 million and zero at December 31, 2017 and $1.6 million, $1.6 million and zero at December 31, 2016. Future estimated annual benefit payments (in thousands) for pension and post-retirement benefit obligations at December 31, 2017 are as follows:

	Benefits
		Post-retirement
	Pension	Before Medicare Subsidy	After Medicare Subsidy
2018	$7,195	$1,536	$1,400
2019	7,334	1,480	1,345
2020	7,409	1,490	1,358
2021	7,446	1,571	1,438
2022	7,573	1,600	1,465
2023-2027	38,030	7,892	7,178
Our best estimate of expected contributions to the pension and post-retirement medical benefit plans for the 2018 fiscal year are $2.5 million and $1.4 million, respectively.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost (in thousands) during the following fiscal year are as follows:

	Benefits
	Pension	Post-retirement	Total
Net actuarial loss	$1,877	$—	$1,877
Prior service cost	534	—	534
	$2,411	$—	$2,411
The total amounts in accumulated other comprehensive income (loss) related to net actuarial loss, net of tax, for both qualified plans was $13.5 million and $13.8 million as of December 31, 2017 and 2016, respectively. The total amounts in accumulated other comprehensive income (loss) related to prior service cost, net of tax, for both plans, was $0.5 million as of December 31, 2017 and 2016.
The following weighted-average assumptions were used to determine our obligations under the plans:

	Pension Benefits		Post-retirement Benefits
	2017	2016	2017	2016
Discount rate	3.7%	4.2%	3.7%	4.2%
Long-term rate of compensation increase	3.5%	3.5%	N/A	N/A
Long-term rate of return on plan assets	6.8%	7.0%	7.0%	7.0%
Health care cost trend rate:
Pre-65 initial rate/ultimate rate	N/A	N/A	7.3%/4.5%	7.3%/5.0%
Pre-65 ultimate year	N/A	N/A	—	—
Post-65 initial rate/ultimate rate	N/A	N/A	8.0%/4.5%	8.5%/5.0%
Post-65 ultimate year	N/A	N/A	2025/2026	2024/2025

The weighted average discount rate used to determine the projected pension and post-retirement obligations was updated in 2017, and was decreased from 4.2% at December 31, 2016 to 3.7% at December 31, 2017. The discount rate reflects the expected long-term rates of return with maturities comparable to payments for the plan obligations utilizing Aon Hewitt's AA Only Above Medium Curve.
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
Mortality tables used for pension benefits and post-retirement benefits plans are the following:

	Pension Benefits and Post-retirement Benefits
	2017	2016
Healthy Lives	RP-2014 mortality table, adjusted back to 2006 base rates, with generational mortality improvements using Scale MP-2017	RP-2014 mortality table, adjusted back to 2006 base rates, with generational mortality improvements using Scale MP-2016
Disabled Lives	RP-2014 disabled retiree mortality table, adjusted back to 2006 base rates, with generational mortality improvements using Scale MP-2017	RP-2014 disabled retiree mortality table, adjusted back to 2006 base rates, with generational mortality improvements using Scale MP-2016

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	One-Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost	$113	$(95)
Effect on post-retirement benefit obligation	2,598	(2,209)
The major investment categories and their relative percentage of the fair value of total plan assets as invested at December 31, 2017, and 2016 are as follows:

	Pension Benefits		Post-retirement Benefits
	2017	2016	2017	2016
Equity securities	51.8%	59.4%	—%	64.0%
Debt securities	46.3%	38.3%	—%	39.1%
Cash	1.9%	2.3%	—%	(3.1)%

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the pension plan assets (in thousands) at December 31, 2017, by asset category, are as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$1,727	$—	$1,727
Mutual funds:
Diversified emerging markets	8,300	—	—	8,300
Foreign large blend	11,856	—	—	11,856
Large-cap blend	15,643	—	—	15,643
Mid-cap blend	8,334	—	—	8,334
Real estate	3,591	—	—	3,591
Fixed income securities:
Corporate notes and bonds	28,108	—	—	28,108
Government agencies	—	—	—	—
U.S. Treasuries	10,846	—	—	10,846
Mortgage-backed securities	—	2,615	—	2,615
Asset-backed securities	—	1,047	—	1,047
Net asset	$86,678	$5,389	$—	$92,067
The fair values of the pension plan assets (in thousands) at December 31, 2016, by asset category, are as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$1,893	$—	$1,893
Mutual funds:
Diversified emerging markets	7,700	—	—	7,700
Foreign large blend	12,621	—	—	12,621
Large-cap blend	16,687	—	—	16,687
Mid-cap blend	8,674	—	—	8,674
Real estate	4,070	—	—	4,070
Fixed income securities:
Corporate notes and bonds	21,357	—	—	21,357
Government agencies	301	—	—	301
U.S. Treasuries	7,495	—	—	7,495
Mortgage-backed securities	—	2,022	—	2,022
Asset-backed securities	—	983	—	983
Insurance policies	—	—	47	47
Net asset	$78,905	$4,898	$47	$83,850
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

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of each multiemployer pension plan for which we participate is presented below:

Pension Fund	EIN/ Pension Plan No.	Pension Protection Act Zone Status(1)		FIP/RP Status Pending/ Implemented	Company Contributions (in thousands)			Surcharge Imposed	Expiration Date of CBA
		2017	2016		2017	2016	2015
LIUNA	52-6074345/001	Red	Red	Yes	$223	$167	$182	Yes	5/31/2020
IUOE	36-6052390/001	Green	Green	No	40	28	29	No	7/29/2018
CSSS(2)	36-6044243/001	Red	Red	Yes	51	51	51	NA	NA

(1)	The Pension Protection Act of 2006 defines the zone status as follows: green—healthy, yellow—endangered, orange—seriously endangered and red—critical.

(2)	In 2011, we withdrew from the Central States, Southeast and Southwest Areas Pension Plan. The withdrawal liability of $1.0 million will be paid in monthly installments of $4,000 until 2031.
Our contributions to individual multiemployer pension funds did not exceed 5% of the fund’s total contributions in any of the three years ended December 31, 2017. Additionally, our contributions to multiemployer post-retirement benefit plans were immaterial for all periods presented in the accompanying consolidated financial statements.
We also sponsor a defined contribution plan covering certain employees. We contribute to the plan in two ways. For certain employees not covered by the defined benefit plan, we make a contribution equal to 4% of their salary. We also contribute an employee match of 25 cents, for each dollar contributed by an employee, up to 8% of their earnings. For certain employees, we make a profit sharing match up to 25 cents, based on financial performance, for each dollar contributed up to 8% of their earnings. Finally, for some employees, we make a catch-up match of 25 cents for each dollar of catch-up contributions. Contributions were $3.0 million, $2.4 million and $2.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code including, but not limited to, (1) bonus depreciation that will allow for full expensing of qualified property; (2) reduction of the U.S. federal corporate tax rate; (3) elimination of the corporate alternative minimum tax; (4) a new limitation on deductible interest expense; (5) the repeal of the domestic production activity deduction; (6) limitations on the deductibility of certain executive compensation; and (7) limitations on net operating losses generated after December 31, 2017, to 80 percent of taxable income. We are not currently subject to the various international changes of the Tax Act.
The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. As we are not subject to either the international changes of the Tax Act or other applicable provisions, we believe that the income tax effects of the Tax Act applicable to our accounting under ASC 740 is substantially complete for the year ended December 31, 2017. Additional information that may affect the accounting under ASC 740 would include further clarification and guidance on how the Internal Revenue Service and state taxing authorities will implement the Tax Act. We do not believe potential adjustments in future periods would materially impact the Company’s financial condition or results of operations.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Tax Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. Because ASC 740-10-25-47 requires the effect of a change in tax laws or rates to be recognized as of the date of enactment, we are required to adjust deferred tax assets and liabilities as of December 22, 2017. Accordingly, we have recorded a decrease related to deferred tax assets and liabilities of $45.0 million and $80.8 million, respectively, with a corresponding net adjustment to deferred income tax benefit of $35.8 million for the year ended December 31, 2017.
The expense or benefit for income taxes (in thousands) consisted of the following for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
Current:
Federal	$(10,754)	$60	$(170)
State	(1,167)	(274)	1,448
	$(11,921)	$(214)	$1,278
Deferred:
Federal	22,641	32,944	7,439
State	(2,040)	3,959	3,034
	$20,601	$36,903	$10,473
Income tax (expense) benefit	$8,680	$36,689	$11,751
Deferred tax assets and liabilities are recognized for the estimated future tax effects, based on enacted tax laws, of temporary differences between the values of assets and liabilities recorded for financial reporting and for tax purposes and of net operating loss and other carry forwards.
The tax effects of the types of temporary differences and carry forwards that gave rise to deferred tax assets and liabilities (in thousands) at December 31, 2017 and 2016 consisted of the following:

	At December 31,
	2017	2016
Gross deferred tax assets:
Net operating loss carry forward and state tax credits	$22,783	$65,022
Pension and post-retirement benefit costs	13,710	22,920
Alternative minimum tax credit carry forward	30,401	19,431
Property, plant and equipment	5,750	6,112
Accrued expenses	10,755	6,752
Inventories	4,354	4,362
Third-party products liability	249	511
Stock-based compensation expense	8,785	5,576
Note payable	3,133	4,009
Other	5,095	5,458
Total deferred tax assets	$105,015	$140,153
Gross deferred tax liabilities:
Land and mineral property basis difference	$(78,520)	$(126,315)
Fixed assets and depreciation	(51,556)	(61,531)
Intangibles	(4,795)	(2,260)
Other	—	(122)
Total deferred tax liabilities	$(134,871)	$(190,228)
Net deferred tax liabilities	$(29,856)	$(50,075)
We have federal net operating loss carry forwards of approximately $93.4 million at December 31, 2017. The losses will expire in years 2027 through 2036. Approximately $69.0 million of the losses are subject to an annual limitation under Internal

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Code Section 382, but are expected to be fully realized. Under the Tax Act, net operating loss (NOL) deductions arising in tax years beginning after December 31, 2017 can only offset up to 80 percent of future taxable income. The Act also prohibits NOL carrybacks, but allows indefinite carryforwards for NOLs arising in tax years beginning after December 31, 2017. Net operating losses arising before January 1, 2018 are accounted for under the previous tax rules that imposed no limit on the amount of the taxable income that can be set off using NOLs (except for a 90 percent limit for AMT carryforwards) and that can be carried back 2 years, and carried forward 20 years.
At December 31, 2017 and 2016, we have an alternative minimum tax credit carry forward of approximately $30.4 million and $19.4 million, respectively. The Tax Act repeals the corporate alternative minimum tax (AMT), effective for tax years beginning after December 31, 2017, but allows an entity to claim portions of any unused AMT credits over the next four years to offset its regular tax liability. An entity with unused AMT credits as of December 31, 2017 can first use these credits to offset its regular tax for 2017, and can then claim up to 50 percent of the remaining AMT credits in 2018, 2019, and 2020, with all remaining AMT credits refundable in 2021.
At the end of each reporting period as presented, there were no material amounts of interest and penalties recognized in the statement of operations or balance sheets. We have no material unrecognized tax benefits or any known material tax contingencies at December 31, 2017 or December 31, 2016 and do not expect this to change significantly within the next twelve months. Tax returns filed with the IRS for the years 2014 through 2016 along with tax returns filed with numerous state entities remain subject to examination.
The income tax expense or benefit (in thousands) differed from the amount that would be provided by applying the U.S. federal statutory rate for the years ended December 31, 2017, 2016 and 2015 due to the following:

	Years Ended December 31,
	2017	2016	2015
Income tax (expense) benefit computed at U.S. federal statutory rate	$(47,784)	$27,211	$(41)
Decrease (increase) resulting from:
Statutory depletion	20,259	4,734	8,918
Prior year tax return reconciliation	219	435	393
State income taxes, net of federal benefit	(2,267)	2,369	1,370
Adjustment to deferred taxes from the Tax Act rate reduction	35,772	—	—
Equity compensation	2,602	2,003	—
Other, net	(121)	(63)	1,111
Income tax (expense) benefit	$8,680	$36,689	$11,751
The largest permanent item in computing both our effective tax rate and taxable income is the deduction allowed for statutory depletion. The deduction for statutory depletion does not necessarily change proportionately to changes in income before income taxes.
NOTE R—OBLIGATIONS UNDER GUARANTEES
We have indemnified The Travelers Companies, Inc. and subsidiaries (“Travelers”) against any loss Travelers may incur in the event that holders of surety bonds, issued on behalf of us by Travelers, execute the bonds. As of December 31, 2017, Travelers had $12.1 million in bonds outstanding for us. The majority of these bonds, $10.3 million, relate to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to such indefinite purposes as licenses, permits, and tax collection.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE S—RELATED PARTY TRANSACTIONS

A current officer of one of our operating subsidiaries holds an ownership interest in a transportation brokerage and logistics services vendor, from which we made purchases of approximately $4.7 million and $0.8 million for the years ended December 31, 2017 and 2016, respectively.
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
The Industrial & Specialty Products segment consists of over 221 products and materials used in a variety of industries, including container glass, fiberglass, specialty glass, flat glass, building products, fillers and extenders, foundry products, chemicals, recreation products and filtration products.
An operating segment’s performance is primarily evaluated based on segment contribution margin, which excludes certain corporate costs not associated with the operations of the segment. These corporate costs are separately stated below and include costs that are related to functional areas such as operations management, corporate purchasing, accounting, treasury, information technology, legal and human resources. We believe that segment contribution margin, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, this measure should be considered in addition to, not a substitute for, or superior to, net income (loss) or other measures of financial performance prepared in accordance with generally accepted accounting principles. The other accounting policies of each of the two reporting segments are the same as those in Note B - Summary of Significant Accounting Policies to these financial statements.
The following table presents sales and segment contribution margin (in thousands) for the reporting segments and other operating results not allocated to the reported segments for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
Sales:
Oil & Gas Proppants	$1,020,365	$362,550	$430,435
Industrial & Specialty Products	220,486	197,075	212,554
Total sales	$1,240,851	$559,625	$642,989
Segment contribution margin:
Oil & Gas Proppants	$301,972	$11,445	$88,928
Industrial & Specialty Products	88,781	78,988	70,137
Total segment contribution margin	$390,753	$90,433	$159,065
Operating activities excluded from segment cost of sales	(17,417)	(8,103)	(11,142)
Selling, general and administrative	(107,592)	(67,727)	(62,777)
Depreciation, depletion and amortization	(97,233)	(68,134)	(58,474)
Interest expense	(31,342)	(27,972)	(27,283)
Other income (expense), net, including interest income	(643)	3,758	728
Income tax (expense) benefit	8,680	36,689	11,751
Net income (loss)	$145,206	$(41,056)	$11,868
Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. Goodwill of $272.1 million has been allocated to these segments with $247.5 million assigned to Oil & Gas Proppants and $24.6 million to Industrial & Specialty Products at December 31, 2017. Goodwill of $241.0 million has been allocated to these segments with $220.3 million assigned to Oil & Gas Proppants and $20.7 million to Industrial & Specialty Products at December 31, 2016.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE U—UNAUDITED SUPPLEMENTARY DATA
The following table sets forth our unaudited quarterly consolidated statements of operations (in thousands, except per share data) for each of the four quarters in the years ended December 31, 2017 and 2016. This unaudited quarterly information has been prepared on the same basis as our annual audited financial statements and includes all adjustments, consisting only of normal recurring adjustments that are necessary to present fairly the financial information for the fiscal quarters presented. The income tax benefit amounts for 2016 first quarter and second quarter include the impacts from the early adoption of ASU 2016-09 discussed in Note B - Summary of Significant Accounting Policies to these financial statements.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017	(Unaudited)
Sales:
Product	$209,321	$246,022	$295,768	$306,442
Service	35,476	44,443	49,255	54,124
Cost of sales (excluding depreciation, depletion and amortization):
Product	162,637	164,025	189,105	204,545
Service	24,838	33,386	38,818	50,161
Operating expenses:
Selling, general and administrative	22,341	26,012	29,602	29,637
Depreciation, depletion and amortization	21,599	23,626	24,673	27,335
Total operating expenses	$43,940	$49,638	$54,275	$56,972
Operating income	13,382	43,416	62,825	48,888
Other income (expense):
Interest expense	(7,646)	(8,105)	(8,347)	(7,244)
Other income (expense), net, including interest income	(4,928)	1,258	1,502	1,525
Total other expense	$(12,574)	$(6,847)	$(6,845)	$(5,719)
Income before income taxes	808	36,569	55,980	43,169
Income tax (expense) benefit	1,714	(7,110)	(14,707)	28,783
Net income	$2,522	$29,459	$41,273	$71,952
Earnings per share, basic	$0.03	$0.36	$0.51	$0.89
Earnings per share, diluted	$0.03	$0.36	$0.50	$0.88
Weighted average shares outstanding, basic	80,983	81,087	81,121	81,014
Weighted average shares outstanding, diluted	82,244	81,945	81,783	81,921
Dividends declared per share	$0.06	$0.06	$0.06	$0.06

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016	(Unaudited)
Sales:
Product	$121,627	$116,039	$125,805	$160,429
Service	883	955	11,943	21,944
Cost of sales (excluding depreciation, depletion and amortization):
Product	106,629	102,587	112,215	133,758
Service	122	120	7,211	14,653
Operating expenses:
Selling, general and administrative	15,503	14,585	18,472	19,167
Depreciation, depletion and amortization	14,556	15,209	17,175	21,194

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total operating expenses	$30,059	$29,794	$35,647	$40,361
Operating loss	(14,300)	(15,507)	(17,325)	(6,399)
Other income (expense):
Interest expense	(6,643)	(6,647)	(6,684)	(7,998)
Other income, net, including interest income	1,790	608	493	867
Total other expense	$(4,853)	$(6,039)	$(6,191)	$(7,131)
Loss before income taxes	(19,153)	(21,546)	(23,516)	(13,530)
Income tax benefit (expense)	8,150	9,774	12,177	6,588
Net income (loss)	$(11,003)	$(11,772)	$(11,339)	$(6,942)
Loss per share, basic	$(0.20)	$(0.19)	$(0.17)	$(0.09)
Loss per share, diluted	$(0.20)	$(0.19)	$(0.17)	$(0.09)
Weighted average shares, basic	54,470	63,417	66,676	75,539
Weighted average shares, diluted	54,470	63,417	66,676	75,539
Dividends declared per share	$0.06	$0.06	$0.06	$0.06

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE V—PARENT COMPANY FINANCIALS

U.S. SILICA HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31,
	2017	2016
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$230,647	$534,378
Due from affiliates	146,683	—
Total current assets	377,330	534,378
Investment in subsidiaries	1,024,511	854,860
Total assets	$1,401,841	$1,389,238
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses and other current liabilities	$106	$461
Dividends payable	5,229	5,222
Due to affiliates	—	110,265
Total current liabilities	5,335	115,948
Deferred income taxes, net	—	—
Total liabilities	5,335	115,948
Stockholders’ Equity:
Preferred stock	—	—
Common stock	812	811
Additional paid-in capital	1,147,084	1,129,051
Retained earnings	287,992	163,173
Treasury stock, at cost	(25,456)	(3,869)
Accumulated other comprehensive loss	(13,926)	(15,876)
Total stockholders’ equity	1,396,506	1,273,290
Total liabilities and stockholders’ equity	$1,401,841	$1,389,238

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. SILICA HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share amounts)
Sales	$—	$—	$—
Cost of sales	—	—	—
Operating expenses
Selling, general and administrative	252	184	185
Other	—	10	19
Total operating expenses	252	194	204
Operating loss	(252)	(194)	(204)
Other income (expense)
Interest income	3,854	1,046	262
Other income, net, including interest income	—	—	1
Total other income (expense)	3,854	1,046	263
Income before income taxes and equity in net earnings of subsidiaries	3,602	852	59
Income tax benefit (expense)	(1,453)	(344)	(24)
Income before equity in net earnings of subsidiaries	2,149	508	35
Equity in earnings of subsidiaries, net of tax	143,057	(41,564)	11,833
Net income (loss)	145,206	(41,056)	11,868
Other comprehensive income (loss), net of deferred income taxes:
Unrealized gain (loss) on investments (net of tax of $0, $(4), and $29 for 2017, 2016, and 2015, respectively)	—	(6)	47
Unrealized gain (loss) on derivatives, (net of tax of $(27), $29 and $34 for 2017, 2016 and 2015, respectively)	(44)	49	53
Foreign currency translation adjustment (net of tax of $2, $0 and $0 for 2017, 2016 and 2015, respectively)	(6)	—	—
Pension and post-retirement liability (net of tax of $1,205, $152, and $2,469 for 2017, 2016 and 2015, respectively)	2,000	252	3,547
Other comprehensive income (loss), net of deferred income taxes	1,950	295	3,647
Comprehensive income (loss) attributable to U.S. Silica Holdings, Inc.	$147,156	$(40,761)	$15,515

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. SILICA HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated
			Additional	Retained	Other	Total
	Par	Treasury	Paid-In	Earnings-	Comprehensive	Stockholders'
	Value	Stock	Capital	Present	Income (Loss)	Equity
Balance at January 1, 2015	$539	$(542)	$191,086	$232,551	$(19,818)	$403,816
Net income	—	—	—	11,868	—	11,868
Unrealized gain on derivatives	—	—	—	—	53	53
Unrealized gain on short-term investments	—	—	—	—	47	47
Pension and post-retirement liability	—	—	—	—	3,547	3,547
Cash dividend declared ($0.438 per share)	—	—	—	(23,445)	—	(23,445)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	3,857	—	—	3,857
Proceeds from options exercised	—	744	(271)	—	—	473
Shares withheld for employee taxes related to
vested restricted stock and stock units	—	(792)	(2)	—	—	(794)
Repurchase of common stock	—	(15,255)	—	—	—	(15,255)
Balance at December 31, 2015	$539	$(15,845)	$194,670	$220,974	$(16,171)	$384,167
Net loss	—	—	—	(41,056)	—	(41,056)
Issuance of common stock (stock offerings net of issuance costs of $25,732)	272	—	931,016	—	—	931,288
Unrealized gain on derivatives	—	—	—	—	49	49
Unrealized loss on short-term investments	—	—	—	—	(6)	(6)
Pension and post-retirement liability	—	—	—	—	252	252
Cash dividend declared ($0.25 per share)	—	—	—	(16,893)	—	(16,893)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	12,107	—	—	12,107
Excess tax benefit from equity-based compensation	—	—	—	148	—	148
Proceeds from options exercised	—	8,465	(3,640)	—	—	4,825
Issuance of restricted stock	—	1,437	(1,437)	—	—	—
Shares withheld for employee taxes related to
vested restricted stock and stock units	—	2,074	(3,665)	—	—	(1,591)
Balance at December 31, 2016	$811	$(3,869)	$1,129,051	$163,173	$(15,876)	$1,273,290
Net Income	—	—	—	145,206	—	145,206
Unrealized loss on derivatives	—	—	—	—	(44)	(44)
Foreign currency translation adjustment					(6)	(6)
Pension and post-retirement liability	—	—	—	—	2,000	2,000
Cash dividend declared ($0.25 per share)	—	—	—	(20,387)	—	(20,387)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	25,050	—	—	25,050
Proceeds from options exercised	—	1,190	(392)	—	—	798
Issuance of restricted stock	—	1,859	(1,859)	—	—	—
Shares withheld for employee taxes related to
vested restricted stock and stock units	1	386	(4,766)	—	—	(4,379)
Repurchase of common stock	—	(25,022)				(25,022)
Balance at December 31, 2017	$812	$(25,456)	$1,147,084	$287,992	$(13,926)	$1,396,506

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. SILICA HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Operating activities:
Net income (loss)	$145,206	$(41,056)	$11,868
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Undistributed (Income) loss from equity method investment, net	(143,057)	41,564	(11,833)
Other	—	(30)	(195)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts payable and accrued liabilities	48	353	29
Net cash provided by (used in) operating activities	2,197	831	(131)
Investing activities:
Proceeds from sales and maturities of short-term investments	—	21,872	53,568
Investment in subsidiary	(143,654)	(188,177)	—
Net cash provided by (used in) investing activities	(143,654)	(166,305)	53,568
Financing activities:
Dividends paid	(20,377)	(15,125)	(26,797)
Repurchase of common stock	(25,022)	—	(15,255)
Proceeds from options exercised	798	4,603	473
Tax payments related to shares withheld for vested restricted stock and stock units	(4,379)	(1,590)	(794)
Issuance of common stock (secondary offering)	—	678,791	—
Issuance of treasury stock	—	221	—
Costs of common stock issuance	—	(25,733)	—
Net financing activities with subsidiaries	(113,294)	106	223
Net cash provided by (used in) financing activities	(162,274)	641,273	(42,150)
Net increase in cash and cash equivalents	(303,731)	475,799	11,287
Cash and cash equivalents, beginning of period	534,378	58,579	47,292
Cash and cash equivalents, end of period	$230,647	$534,378	$58,579
Non-cash financing activities:
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$(3,853)	$(1,046)	$(263)
Non-cash transactions
Common stock issued for business acquisitions	$—	$278,229	$—

Notes to Condensed Financial Statements of Registrant (Parent Company Only)

These condensed parent company only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, because the restricted net assets of the subsidiaries of U.S. Silica Holdings, Inc. (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the consolidated net assets of the Company. The ability of the Company's

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operating subsidiaries to pay dividends may be restricted due to the terms of the Company's senior credit facility, as discussed in Note I - Accrued Liabilities to these financial statements.

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
NOTE W—SUBSEQUENT EVENTS
On February 16, 2018, our Board of Directors declared a quarterly cash dividend of $0.0625 per share to common stockholders of record at the close of business on March 15, 2018, payable on April 5, 2018.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As noted in the COSO framework, an internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance to management and the Board of Directors regarding achievement of an entity's financial reporting objectives. We have excluded the internal control over financial reporting of Mississippi Sand, LLC ("MS Sand") from the evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017. This decision is based upon the significance of MS Sand and the timing of integration efforts underway to transition MS Sand's processes, information technology systems and other components of internal control over financial reporting to our internal control structure. MS Sand's total assets represented 5% of the related consolidated total assets as of December 31, 2017. We have expanded our consolidation and disclosure controls and procedures to include MS Sand, and we continue to assess the current internal control over financial reporting. Based upon the evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2017, as stated in their report below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
U.S. Silica Holdings, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of US Silica Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 21, 2018 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying financial statements (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Mississippi Sand LLC (MS Sand), a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 5 and 2 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017. As indicated in Management’s Report, MS Sand was acquired during 2017. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of MS Sand.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ GRANT THORNTON LLP
Baltimore, Maryland
February 21, 2018

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to directors and corporate governance will be set forth under “Proposal No. 1: Election of Directors” in the 2018 Proxy Statement and incorporated herein by reference.
The information required by this item with respect to executive officers of U.S. Silica, pursuant to instruction 3 of paragraph (b) of Item 401 of Regulation S-K, is set forth following Part I, Item 1 of this Annual Report on Form 10-K under “Executive Officers of the Registrant”.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item will be set forth under “Executive and Director Compensation” and “Report of Compensation Committee” in the 2018 Proxy Statement and incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management will be set forth under “Stock Ownership” in the 2018 Proxy Statement and incorporated herein by reference.
The information required by Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is furnished as a separate item captioned “Securities Authorized for Issuance Under Equity Compensation Plans” included in Part II, Item 5 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth under “Transactions with Related Persons” and “Determination of Independence” in the 2018 Proxy Statement and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be set forth under “Ratification of Grant Thornton LLP as Independent Registered Public Accounting Firm for 2018” in the 2018 Proxy Statement and incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this report:

a)	Consolidated Financial Statements
The Consolidated Financial Statements, together with the report thereon of Grant Thornton LLP, dated February 21, 2018, are included as part of Item 8, “Financial Statements and Supplementary Data.”

b)	Financial Statement Schedules
Schedule I - Condensed Financial Information of Parent (U.S. Silica Holdings, Inc.) at December 31, 2017 and 2016 and for the years ended December 31 2017, 2016 and 2015 is included in Note V to the Consolidated Financial Statements.

c)	Exhibits required to be filed by Item 601 of Regulation S-K
The information called for by this Item is incorporated herein by reference from the Exhibit Index included in this Annual Report.

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of February 2018.

U.S. Silica Holdings, Inc.

/s/ BRYAN A. SHINN
Name: Bryan A. Shinn
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ BRYAN A. SHINN	President, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2018
Bryan A. Shinn

/S/ DONALD A. MERRIL	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2018
Donald A. Merril

/S/ CHARLES SHAVER	Chairman of the Board	February 21, 2018
Charles Shaver

/S/ PETER BERNARD	Director	February 21, 2018
Peter Bernard

/s/ DIANE DUREN	Director	February 21, 2018
Diane Duren

/S/ WILLIAM J. KACAL	Director	February 21, 2018
William J. Kacal

/S/ J. MICHAEL STICE	Director	February 21, 2018
J. Michael Stice

S-1

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1#	Agreement and Plan of Merger, dated as of July 15, 2016, by and among U.S. Silica Holdings, Inc., New Birmingham Merger Corp., NBI Merger Subsidiary II, Inc., New Birmingham, Inc. and each of David Durrett and Erik Dall, as representatives of the sellers and optionholders.	10-Q	001-35416	2.1	November 4, 2016
2.2#	Membership Unit Purchase Agreement, dated as of August 1, 2016, by and among U.S. Silica Company, U.S. Silica Holdings, Inc., Sandbox Enterprises, LLC, the members of Sandbox Enterprises, LLC and Sandy Creek Capital, LLC, as representative of the sellers.	10-Q	001-35416	2.2	November 4, 2016
3.1	Third Amended and Restated Certificate of Incorporation of U.S. Silica Holdings, Inc., effective May 4, 2017.	8-K	001-35416	3.1	May 10, 2017
3.2	Third Amended and Restated Bylaws of U.S. Silica Holdings, Inc., effective May 4, 2017.	8-K	001-35416	3.2	May 10, 2017
4.1	Specimen Common Stock Certificate.	S-1/A	333-175636	4.1	December 7, 2011
10.1	Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of July 23, 2013, by and among USS Holdings, Inc. as Parent, U.S. Silica Company as Company, the Subsidiary Guarantors listed therein as Subsidiary Guarantors, the Lenders listed therein as Lenders and BNP Paribas as Administrative Agent.	8-K	001-35416	10.10	July 29, 2013
10.2+	Employment Agreement, dated as of March 22, 2012, by and between U.S. Silica Company and Bryan A. Shinn.	8-K	001-35416	10.11	March 22, 2012
10.3+	Amended and Restated 2011 Incentive Compensation Plan.	8-K	001-35416	10.1	May 11, 2015
10.4+	Form of Incentive Stock Option Agreement.	S-1/A	333-175636	10.15	August 29, 2011
10.5+	Form of Restricted Stock Agreement.	S-1/A	333-175636	10.16	August 29, 2011
10.6+	Form of Nonqualified Stock Option Agreement.	S-1/A	333-175636	10.17	August 29, 2011
10.7+	Form of Stock Appreciation Rights Agreement.	S-1/A	333-175636	10.18	August 29, 2011
10.8+	Form of Restricted Stock Unit Agreement.	S-1/A	333-175636	10.19	August 29, 2011
10.9+	Form of Performance Share Unit Agreement.	10-K	001-35416	10.12	February 26, 2014
10.10	Form of Indemnification Agreement.	S-1/A	333-175636	10.20	December 29, 2011
10.11+	Letter Agreement, dated as of December 27, 2011, by and between William J. Kacal and U.S. Silica Holdings, Inc.	S-1/A	333-175636	10.24	December 29, 2011
10.12+	Letter Agreement, dated April 27, 2012, by and between Peter Bernard and U.S. Silica Holdings, Inc.	8-K	001-35416	10.10	May 1, 2012
10.13+	Letter Agreement, dated October 8, 2013, by and between J. Michael Stice and U.S. Silica Holdings, Inc.	8-K	001-35416	10.10	October 11, 2013
10.14+	Omnibus Amendment dated February 18, 2016 to Award Agreements.	8-K	001-35416	10.3	February 23, 2016

E-1

10.15+	Joinder Agreement to Second Amended and Restated Credit Agreement, dated as of December 5, 2014.	8-K	001-35416	10.1	December 11, 2014
10.16+	Form of Nonqualified Stock Option Agreement.	10-K	001-35416	10.2	February 25, 2015
10.17 +	Change in Control Severance Plan of U.S. Silica Holdings, Inc.	8-K	001-35416	10.1	February 23, 2016
10.18 +	Amendment dated February 18, 2016 to Employment Agreement by and between U.S. Silica Holdings, Inc. and Bryan Shinn.	8-K	001-35416	10.2	February 23, 2016
10.19 +	Form of Performance Share Unit Agreement (TSR metric).	10-Q	001-35416	10.4	April 27, 2016
10.20 +	Omnibus Amendment dated November 3, 2016 to Award Agreements.	10-K	001-35416	10.22	February 23, 2017
10.21 +	Amendment No. 1 dated November 3, 2016 to Amended and Restated 2011 Incentive Compensation Plan	10-K	001-35416	10.23	February 23, 2017
10.22 +	Letter Agreement, effective August 15, 2017, by and between Diane Duren and U.S. Silica Holdings, Inc.	8-K	001-35416	10.1	August 18, 2017
21.1*	List of subsidiaries of U.S. Silica Holdings, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification by Bryan A. Shinn, Chief Executive Officer.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification by Donald A. Merril, Chief Financial Officer.
32.1*	Section 1350 Certification by Bryan A. Shinn, Chief Executive Officer.
32.2*	Section 1350 Certification by Donald A. Merril, Chief Financial Officer.
95.1*	Mine Safety Disclosure
99.1*	Consent of IHS Markit.
101*	101.INS XBRL Instance
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