Form 10-Q
period 2018-03-31
U.S. SILICA HOLDINGS, INC.
filed 2018-04-24
CIK 1524741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 20, 2018, 77,937,011 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

U.S. Silica Holdings, Inc.
FORM 10-Q
For the Quarter Ended March 31, 2018

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; dollars in thousands)

	March 31, 2018	December 31, 2017

ASSETS
Current Assets:
Cash and cash equivalents	$329,512	$384,567
Accounts receivable, net	251,275	212,586
Inventories, net	76,579	92,376
Prepaid expenses and other current assets	13,023	13,715
Total current assets	670,389	703,244
Property, plant and mine development, net	1,195,722	1,169,155
Goodwill	274,879	272,079
Intangible assets, net	148,702	150,007
Other assets	17,346	12,798
Total assets	$2,307,038	$2,307,283
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$154,148	$171,041
Current portion of long-term debt	4,305	4,504
Current portion of capital leases	631	706
Current portion of deferred revenue	52,305	36,128
Income tax payable	605	1,566
Total current liabilities	211,994	213,945
Long-term debt, net	506,607	506,732
Deferred revenue	69,670	82,286
Liability for pension and other post-retirement benefits	50,167	52,867
Deferred income taxes, net	38,371	29,856
Other long-term obligations	77,246	25,091
Total liabilities	954,055	910,777
Commitments and Contingencies (Note O)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; zero issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 81,518,347 issued and 77,867,261 outstanding at March 31, 2018; 81,267,205 issued and 80,524,255 outstanding at December 31, 2017	814	812
Additional paid-in capital	1,153,336	1,147,084
Retained earnings	314,405	287,992
Treasury stock, at cost, 3,651,086 and 742,950 shares at March 31, 2018 and December 31, 2017, respectively	(103,940)	(25,456)
Accumulated other comprehensive loss	(11,632)	(13,926)
Total stockholders’ equity	1,352,983	1,396,506
Total liabilities and stockholders’ equity	$2,307,038	$2,307,283
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Sales:
Product	$294,788	$203,251
Service	74,525	41,546
Total sales	369,313	244,797
Cost of sales (excluding depreciation, depletion and amortization):
Product	207,239	162,183
Service	53,671	25,292
Total cost of sales (excluding depreciation, depletion and amortization)	260,910	187,475
Operating expenses:
Selling, general and administrative	34,591	22,341
Depreciation, depletion and amortization	28,592	21,599
Total operating expenses	63,183	43,940
Operating income	45,220	13,382
Other (expense) income:
Interest expense	(7,070)	(7,646)
Other income (expense), net, including interest income	665	(4,928)
Total other expense	(6,405)	(12,574)
Income before income taxes	38,815	808
Income tax (expense) benefit	(7,521)	1,714
Net income	$31,294	$2,522
Earnings per share:
Basic	$0.39	$0.03
Diluted	$0.39	$0.03
Weighted average shares outstanding:
Basic	79,496	80,983
Diluted	80,309	82,244
Dividends declared per share	$0.06	$0.06
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$31,294	$2,522
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives (net of tax of $1 and $(22) for the three months ended March 31, 2018 and 2017, respectively)	(2)	(36)
Foreign currency translation adjustment (net of tax of $1 and zero for the three months ended March 31, 2018 and 2017, respectively.)	3	—
Pension and other post-retirement benefits liability adjustment (net of tax of $730 and $340 for the three months ended March 31, 2018 and 2017, respectively)	2,293	565
Comprehensive income	$33,588	$3,051
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; dollars in thousands, except per share amounts)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2017	$812	$(25,456)	$1,147,084	$287,992	$(13,926)	$1,396,506
Net income	—	—	—	31,294	—	31,294
Unrealized loss on derivatives	—	—	—	—	(2)	(2)
Foreign currency translation adjustment	—	—	—	—	3	3
Pension and post-retirement liability	—	—	—	—	2,293	2,293
Cash dividend declared ($0.0625 per share)	—	—	—	(4,881)	—	(4,881)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	6,254	—	—	6,254
Shares withheld for employee taxes related to vested restricted stock and stock units	2	(3,484)	(2)	—	—	(3,484)
Repurchase of common stock	—	(75,000)	—	—	—	(75,000)
Balance at March 31, 2018	$814	$(103,940)	$1,153,336	$314,405	$(11,632)	$1,352,983
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net income	$31,294	$2,522
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	28,592	21,599
Debt issuance amortization	345	347
Original issue discount amortization	93	94
Deferred income taxes	7,786	(1,726)
Deferred revenue	3,562	(4,689)
(Gain) loss on disposal of property, plant and equipment	(5,799)	59
Equity-based compensation	6,254	5,510
Bad debt provision, net of recoveries	237	783
Other	(1,476)	1,012
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(39,077)	(51,747)
Inventories	15,797	9,251
Prepaid expenses and other current assets	694	(78)
Income taxes	(961)	68
Accounts payable and accrued expenses	(27,930)	(3,020)
Short-term and long-term obligations-vendor incentives	57,986	—
Liability for pension and other post-retirement benefits	212	497
Net cash provided by (used in) operating activities	77,609	(19,518)
Investing activities:
Capital expenditures	(72,327)	(19,896)
Capitalized intellectual property costs	(1,011)	(1,245)
Proceeds from sale of property, plant and equipment	25,960	12
Net cash used in investing activities	(47,378)	(21,129)
Financing activities:
Dividends paid	(5,069)	(5,092)
Repurchase of common stock	(75,000)	—
Proceeds from options exercised	—	517
Tax payments related to shares withheld for vested restricted stock and stock units	(3,485)	(3,377)
Repayment of long-term debt	(1,657)	(1,405)
Principal payments on capital lease obligations	(75)	(318)
Net cash used in financing activities	(85,286)	(9,675)
Net decrease in cash and cash equivalents	(55,055)	(50,322)
Cash and cash equivalents, beginning of period	384,567	711,225
Cash and cash equivalents, end of period	$329,512	$660,903
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$6,592	$6,157
Taxes, net of refunds	$770	$(57)

Related party purchases	$672	$858
Non-cash Items:
Equipment received	$—	$18,185
Accrued capital expenditures	$20,170	$4,142
Capital lease assumed by third-party	$119	$—
Asset retirement obligation assumed by third-party	$2,116	$—
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except per share amounts)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The accompanying Condensed Consolidated Financial Statements (the “Financial Statements”) of U.S. Silica Holdings, Inc. (“Holdings,” and together with its subsidiaries “we,” “us” or the “Company”) included in this Quarterly Report on Form 10-Q, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). They do not contain certain information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017; therefore, the interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of the Financial Statements have been included. Such adjustments are of a normal, recurring nature.
Certain reclassifications of prior year's amounts have been made to conform to the current year presentation. In conforming to the current year's presentation, the Company identified and corrected an immaterial amount in its statement of cash flows for the three months ended March 31, 2017. The correction reduced Capital Expenditures within Net Cash Used in Investing Activities with a corresponding decrease to Accounts Payable and Accrued Expenses within Net Cash Used in Operating Activities. The amount is presented as Non-cash Accrued Capital Expenditures and had no impact in the Company's Balance Sheet, Income Statement or Net Change in Cash and Cash Equivalents in the Statement of Cash Flows.
In order to make this report easier to read, we refer throughout to (i) our Condensed Consolidated Balance Sheets as our “Balance Sheets,” (ii) our Condensed Consolidated Statements of Operations as our “Income Statements,” and (iii) our Condensed Consolidated Statements of Cash Flows as our “Cash Flows.”
Unaudited Interim Financial Statements
The accompanying Balance Sheet as of March 31, 2018; the Income Statements and Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017; the Condensed Consolidated Statements of Stockholders' Equity and Cash Flows for the three months ended March 31, 2018; and other information disclosed in the related notes are unaudited. The Balance Sheet as of December 31, 2017, was derived from our audited consolidated financial statements included in our 2017 Annual Report.
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
Revenue Recognition
Products
We derive our product sales by mining and processing minerals that our customers purchase for various uses. Our product sales are primarily a function of the price per ton and the number of tons sold. We primarily sell our products through individual purchase orders executed under short-term price agreements or at prevailing market rates. The amount invoiced reflects product, transportation and / or additional handling services as applicable, such as storage, transloading the product from railcars to trucks and last mile logistics to the customer site. We invoice most of our product customers on a per shipment basis, although for some larger customers, we consolidate invoices weekly or monthly. Standard collection terms are net 30 days, although extended terms are offered in competitive situations.
We recognize revenue for products and materials at a point in time following the transfer of control of such items to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. We account for shipping and handling activities related to product and material sales contracts with customers as costs to fulfill our promise to transfer the associated products pursuant to the accounting policy election allowed under ASC 606-10-18. Accordingly, we record amounts billed for shipping and handling costs as a component of net sales, and accrue and classify related costs as a component of cost of sales at the time revenue is recognized.
For a limited number of customers, we sell under long-term, minimum purchase supply agreements. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge and that our customers will pay for each product. Prices under these agreements are generally fixed and subject to certain contractual adjustments. Sometimes these agreements may undergo negotiations regarding pricing and volume requirements, which may often occur in volatile market conditions. While these negotiations continue, we may deliver sand at prices or at volumes below the requirements in our existing supply agreements. We do not consider these agreements solely representative of contracts with customers. An executed order specifying the type and quantity of product to be delivered, in combination with the noted agreements, comprise our contracts in these arrangements.
Service
We derive our service revenues primarily through the provision of transportation, equipment rental, and contract labor services to companies in the oil and gas industry. Transportation services typically consist of transporting customer proppant from storage facilities to proximal well-sites and are contracted through work orders executed under established pricing agreements. The amount invoiced reflects the transportation services rendered. Equipment rental services provide customers with use of either dedicated or nonspecific wellhead proppant delivery equipment solutions for contractual periods defined either through formal lease agreements or executed work orders under established pricing agreements. The amounts invoiced reflect the length of time the equipment set was utilized in the billing period. Contract labor services provide customers with proppant delivery equipment operators through work orders executed under established pricing agreements. The amounts invoiced reflect the amount of time our labor services were utilized in the billing period.
We typically invoice our customers on a weekly or monthly basis; however, some customers receive invoices upon well-site operation completion. Standard collection terms are net 30 days, although extended terms are offered in competitive situations. We typically recognize revenue for specific, dedicated equipment set rental arrangements under ASC 840, Leases. For the remaining components of service revenue, we have applied the practical expedient allowed under ASC 606-10-55-18 to recognize transportation revenues in proportion to the amount we have the right to invoice.
Contracts with Multiple Performance Obligations
For contracts that contain multiple performance obligations, such as work orders containing a combination of product, transportation, equipment rentals, and contract labor services, we allocate the transaction price to each performance obligation identified in the contract based on relative standalone selling prices, or estimates of such prices, and recognize the related revenue as control of each individual product or service is transferred to the customer, in satisfaction of the corresponding performance obligations.
Taxes Collected from Customers and Remitted to Governmental Authorities.
We exclude from our measurement of transaction prices all taxes assessed by governmental authorities that are both (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers. Accordingly, such tax amounts are not included as a component of net sales or cost of sales.
Deferred Revenues
For a limited number of customers, we enter into supply agreements which give customers the right to make advanced payments toward the purchase of certain products at specified volumes over an average initial period of one to five years. These payments represent consideration that is unconditional for which we have yet to transfer the related product. These payments are recorded as contract liabilities referred to as “deferred revenues” upon receipt and recognized as revenue upon delivery of the related product.

Unbilled Receivables
Revenues recognized in advance of invoice issuance create assets referred to as “unbilled receivables.” Any portion of our unbilled receivables for which our right to consideration is conditional on a factor other than the passage of time is considered a contract asset. These assets are presented on a combined basis with accounts receivable and are converted to accounts receivable once billed.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes previous revenue recognition guidance. The new guidance introduces a new principles-based framework for revenue recognition and disclosure. Since its issuance, the

FASB has issued additional ASUs, amending the guidance and the effective dates of amendments, and the SEC has rescinded certain related SEC guidance.
On January 1, 2018, we adopted the new accounting standard and all of the related amendments (“new revenue standard”) to all contracts using the modified retrospective method. Adoption of the new revenue standard did not result in a material cumulative effect adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We do not expect the adoption of the new revenue standard to have a material impact to our net income on an ongoing basis. See Note S -Revenue to these Financial Statements for additional disclosures.
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
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit. The update requires companies to include the service cost component of net periodic benefit costs in the same line item or items as compensation costs arising from services rendered by the associated employees during the period. The update also disallows capitalization of the other components of net periodic benefit costs and requires those costs to be presented in the income statement separately from the service cost component and outside of a subtotal of income from operations. The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those annual periods for public business entities. Companies are required to retrospectively apply the requirement for a separate presentation in the income statement of service costs and other components of net benefit cost and prospectively adopt the requirement to limit the capitalization of benefit costs to the service component. Application of a practical expedient is allowed permitting an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements.
We implemented the update on January 1, 2018 and utilized the practical expedient to estimate the impact on the prior comparative period information presented in the interim and annual financial statements. We previously capitalized all net periodic benefit costs incurred for plant personnel in inventory and recorded the majority of net periodic benefit costs incurred by corporate personnel and retirees into selling, general, and administrative expenses. The following is a reconciliation of the effect of the reclassification (in thousands) of the net benefit cost in the Company’s condensed consolidated statements of income for the three months ended March 31, 2017:

	As Previously Reported	Adjustments	As Revised
Product cost of sales	$162,637	$(287)	$162,350
Total cost of sales	187,475	(287)	187,188
Selling, general and administrative expenses	22,341	(202)	22,139
Operating income	13,382	489	13,871
Other income (expense)	(4,928)	(489)	(5,417)

In February 2018, the FASB issued Accounting Standards Update ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU provides that the stranded tax effects from the Tax Act in accumulated other comprehensive loss may be reclassified to retained earnings. The ASU is effective February 1, 2019, with early adoption permitted. We are currently evaluating the effect that the transition guidance will have on our financial statements and related disclosures.

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

The following table shows the computation of basic and diluted earnings per share for the three months ended March 31, 2018 and 2017:

In thousands, except per share amounts	Three Months Ended March 31,
	2018		2017
Numerator:
Net income	$31,294		$2,522

Denominator:
Weighted average shares outstanding	79,496	—	80,983
Diluted effect of stock awards	813		1,261
Weighted average shares outstanding assuming dilution	80,309		82,244

Basic earnings per share	$0.39		$0.03
Diluted earnings per share	$0.39		$0.03

Certain stock options, restricted stock awards and performance share units were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Weighted-average stock awards (in thousands) excluded from the calculation of diluted earnings per common share were as follows:

	Three Months Ended March 31,
	2018	2017
Weighted-average outstanding stock options excluded	428	195
Weighted-average outstanding restricted stock and performance share units awards excluded	337	—

NOTE C—CAPITAL STRUCTURE AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Common Stock
Our Amended and Restated Certificate of Incorporation authorizes up to 500,000,000 shares of common stock, par value of $0.01. Subject to the rights of holders of any series of preferred stock, all of the voting power of the stockholders of Holdings shall be vested in the holders of the common stock. There were 81,518,347 shares issued and 77,867,261 shares outstanding at March 31, 2018. There were 81,267,205 shares issued and 80,524,255 shares outstanding at December 31, 2017.
During the three months ended March 31, 2018, our Board of Directors declared quarterly cash dividends as follows:

Dividends per Common Share	Declaration Date	Record Date	Payable Date
$0.0625	February 16, 2018	March 15, 2018	April 5, 2018
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
There were no shares of preferred stock issued or outstanding at March 31, 2018 or December 31, 2017. At present, we have no plans to issue any preferred stock.
Share Repurchase Program
We are authorized by our Board of Directors to repurchase shares of our outstanding common stock from time to time on the open market or in privately negotiated transactions. As of March 31, 2018, we were authorized to repurchase up to $100 million of our common stock through December 11, 2018. Stock repurchases, if any, will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. During the three months ended March 31, 2018 we repurchased 2,828,023 shares of our common stock at an average price of $26.52. As of March 31, 2018, we have repurchased a total of 3,555,104 shares of our common stock at an average price of $28.13, completing the $100 million authorized under this program.

Our Board of Directors previously had authorized the repurchase of up to $50.0 million of our common stock. This program expired on December 11, 2017. We repurchased a total of 706,093 shares of our common stock at an average price of $23.83 under this program.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists of fair value adjustments associated with cash flow hedges, accumulated adjustments for net experience losses and prior service cost related to employee benefit plans and foreign currency translation adjustments primarily related to accounts payable denominated in Euros. The following table presents the changes in accumulated other comprehensive income (loss) by component (in thousands) during the three months ended March 31, 2018:

	For the Three Months Ended March 31, 2018
	Unrealized gain/(loss) on cash flow hedges	Foreign currency translation adjustments	Pension and other post-retirement benefits liability	Total
Beginning Balance	$(76)	$(6)	$(13,844)	$(13,926)
Other comprehensive gain (loss) before reclassifications	—	(3)	1,806	1,803
Amounts reclassed from accumulated other comprehensive income	2	—	489	491
Ending Balance	$(74)	$(9)	$(11,549)	$(11,632)
Amounts reclassified from accumulated other comprehensive income (loss) related to cash flow hedges are included in interest expense in our Income Statements and amounts reclassified related to pension and other post-retirement benefits are included in the computation of net periodic benefit costs at their pre-tax amounts.

NOTE D—BUSINESS COMBINATIONS

2018 Acquisitions:
On March 22, 2018, U.S. Silica entered into a definitive agreement to acquire all of the outstanding capital stock of EP Minerals, a global producer of engineered materials derived from industrial minerals, including diatomaceous earth (DE), clay (calcium bentonite) and perlite. The consideration payable consists of $750.0 million of cash, subject to customary adjustments for net working capital, indebtedness, cash and transaction expenses as of the closing. U.S. Silica expects to fund the consideration with additional borrowings pursuant to a contemplated amendment to its existing credit facilities and with cash on hand. The consummation of the acquisition is subject to the satisfaction or waiver of closing conditions applicable to both U.S. Silica and EP Minerals and it is expected to close in the second quarter of 2018.

2017 Acquisitions:

White Armor Acquisition:
On April 1, 2017, we completed the acquisition of White Armor, a product line of cool roof granules used in industrial roofing applications, for cash consideration of $18.6 million. The final purchase price was allocated to goodwill of approximately $3.9 million, identifiable intangible assets of $12.8 million and other net assets of approximately $1.9 million.
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
The following table sets forth the current allocation of the purchase price to MS Sands' identifiable tangible and intangible assets acquired and liabilities assumed, including measurement period adjustments (in thousands):

	Estimate as of December 31, 2017	Measurement Period Adjustments	Purchase Price Allocation
Accounts receivable	$11,201	$—	$11,201
Inventories	8,067	—	8,067
Other current assets	362	—	362
Assets held for sale	9,453	—	9,453
Property, plant and mine development	27,458	—	27,458
Mineral rights	26,300	(2,800)	23,500
Other non-current assets	1,136	—	1,136
Goodwill	22,522	2,800	25,322
Customer relationships	1,840	—	1,840
Total assets acquired	108,339	—	108,339
Accounts payable and accrued expenses	3,761	—	3,761
Unfavorable leasehold positions	2,237	—	2,237
Notes Payable	866	—	866
Other long term liabilities	—	—	—
Asset retirement obligations	474	—	474
Total liabilities assumed	7,338	—	7,338
Net assets acquired	$101,001	$—	$101,001

The acquired intangible assets and the related estimated useful lives consist of the following:

	Approximate Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Customer relationships	$1,840	15

Goodwill in this transaction is attributable to planned growth in our regional frac sand product offering in our Oil & Gas Proppants segment. The goodwill amount is included in our Oil & Gas Proppants segment. Identifiable definite lived intangibles, including customer relationships, and goodwill are expected to be deductible for tax purposes.
We have incurred $0.9 million to date of acquisition-related charges which are included in selling, general and administrative expenses. Revenue and earnings for MS Sand after the acquisition date are not presented as the business was integrated into our operations subsequent to the acquisition and therefore impracticable to quantify.
Both acquisitions were accounted for using the acquisition method of accounting. The purchase price and purchase price allocation for the MS Sand acquisition is preliminary and subject to customary post-closing adjustments and changes in the fair value of assets and liabilities. The above estimated fair values of net assets acquired are based on the information that was available as of the reporting date. We believe that the information provides a reasonable basis for estimating the fair values of the acquired assets and assumed liabilities, but the potential for measurement period adjustments exists based on our continuing review of matters related to the acquisition. As a result, our final purchase price allocation may be significantly different than reflected above. We expect to complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.
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

	For the year ended December 31,
	2017	2016
Sales	$1,287,202	$642,951
Net income (loss)	$143,604	$(55,835)
Basic earnings (loss) per share	$1.77	$(0.86)
Diluted earnings (loss) per share	$1.75	$(0.86)
NOTE E—ACCOUNTS RECEIVABLE
At March 31, 2018 and December 31, 2017, accounts receivable (in thousands) consisted of the following:

	March 31, 2018	December 31, 2017
Trade receivables	$247,178	$217,649
Less: Allowance for doubtful accounts	(7,250)	(7,100)
Net trade receivables	239,928	210,549
Other receivables	11,347	2,037
Total accounts receivable	$251,275	$212,586
Changes in our allowance for doubtful accounts (in thousands) during the three months ended March 31, 2018 are as follows:

March 31, 2018
Beginning balance	$7,100
Bad debt provision	237
Write-offs	(87)
Ending balance	$7,250
Our ten largest customers accounted for approximately 52% and 55% of total sales during the three months ended March 31, 2018 and 2017, respectively. Sales to one of our customers accounted for 15% of our total sales during the three months ended March 31, 2018. Sales to two of our customers accounted for 14% and 11% of our total sales during the three months ended March 31, 2017. No other customers accounted for 10% or more of our total sales. At March 31, 2018, one of our customers' accounts receivable represented 17% of our total accounts receivable, net of allowance. At December 31, 2017, two of our customers' accounts receivable represented 19% and 11% of our total accounts receivable, net of allowance. No other customers accounted for 10% or more of our total accounts receivable.
NOTE F—INVENTORIES
At March 31, 2018 and December 31, 2017, inventories (in thousands) consisted of the following:

	March 31, 2018	December 31, 2017
Supplies	$22,338	$21,277
Raw materials and work in process	24,175	28,034
Finished goods	30,066	43,065
Total inventories	$76,579	$92,376

NOTE G—PROPERTY, PLANT AND MINE DEVELOPMENT
At March 31, 2018 and December 31, 2017, property, plant and mine development (in thousands) consisted of the following:

	March 31, 2018	December 31, 2017
Mining property and mine development	$584,778	$586,242
Asset retirement cost	12,166	14,184
Land	36,552	36,552
Land improvements	50,793	45,878
Buildings	55,280	56,330
Machinery and equipment	634,807	590,566
Furniture and fixtures	2,862	2,953
Construction-in-progress	187,639	189,970
	1,564,877	1,522,675
Accumulated depletion, depreciation and amortization	(369,155)	(353,520)
Total property, plant and mine development, net	$1,195,722	$1,169,155
At March 31, 2018 and December 31, 2017, the aggregate cost of machinery and equipment acquired under capital leases was $0.9 million, reduced by accumulated depreciation of $0.2 million. The amount of interest costs capitalized in property, plant and mine development was $1.8 million for the three months ended March 31, 2018. There were no interest costs capitalized for the three months ended March 31, 2017.
On March 21, 2018, we completed the sale of three transload facilities located in the Permian, Eagle Ford, and Marcellus Basins to CIG Logistics (“CIG”) for total consideration of $86.1 million, including the assumption by CIG of $2.2 million of Company obligations. Total cash consideration was $83.9 million. The consideration includes receipt of a vendor incentive from CIG to enter into master transloading service arrangements. Of the total consideration, $25.8 million was allocated to the fair value of the transload facilities, which had a net book value of $20.0 million and resulted in a gain on sale of $5.8 million. The consideration included a related asset retirement obligation of $2.1 million and an equipment note of $0.1 million assumed by CIG. In addition, $60.3 million of the consideration received in excess of the facilities' fair value was allocated to vendor incentives to be recognized as a reduction of costs using a service-level methodology over the contract lives of the transloading service arrangements. At March 31, 2018, vendor incentives are classified in accounts payable and accrued expenses and in other long-term obligations on our balance sheet.
Separately, the Company has accrued $7.9 million in contract termination costs for facilities contracts operated by third-parties, which will not transfer to CIG. These costs of $5.9 million in accounts payable and accrued expenses and $2.0 million of other long-term obligations are on our balance sheet.

NOTE H—GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill (in thousands) consisted of the following:

Goodwill
Balance at December 31, 2017	$272,079
MS Sand acquisition measurement period adjustment	2,800
Balance at March 31, 2018	$274,879

The changes in the carrying amount of intangible assets (in thousands) consisted of the following:

		March 31, 2018			December 31, 2017
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)
Technology and intellectual property	15	$71,713	$(7,127)	$64,586	$70,703	$(5,917)	$64,786
Customer relationships	13 - 15	61,229	(10,181)	51,048	61,229	(9,076)	52,153
Total definite-lived intangible assets:		$132,942	$(17,308)	$115,634	$131,932	$(14,993)	$116,939
Trade name		33,068	—	33,068	33,068	—	33,068
Total intangible assets:		$166,010	$(17,308)	$148,702	$165,000	$(14,993)	$150,007

Amortization expense was $2.3 million and $2.0 million for the three months ended March 31, 2018 and 2017.

The estimated amortization expense related to definite-lived intangible assets (in thousands) for the five succeeding years is as follows:

2018	$6,980
2019	9,306
2020	9,306
2021	9,306
2022	9,291
NOTE I—DEBT
At March 31, 2018 and December 31, 2017, debt (in thousands) consisted of the following:

	March 31, 2018	December 31, 2017
Senior secured credit facility:
Revolver expiring July 23, 2018 (6.25% at March 31, 2018 and 5.75% at December 31, 2017)	$—	$—
Term loan facility—final maturity July 23, 2020 (4.94%-5.44% at March 31, 2018 and 4.75%-5.25% December 31, 2017)	487,800	489,075
Less: Unamortized original issue discount	(850)	(944)
Less: Unamortized debt issuance cost	(2,755)	(3,099)
Note payable secured by royalty interest	25,635	24,740
Customer note payable	566	745
Equipment notes payable	516	719
Total debt	510,912	511,236
Less: current portion	(4,305)	(4,504)
Total long-term portion of debt	$506,607	$506,732
Revolving Line-of-Credit
We have a $50.0 million revolving line-of-credit (the “Revolver”), with zero drawn and $4.5 million allocated for letters of credit as of March 31, 2018, leaving $45.5 million available under the Revolver.

Senior Secured Credit Facility
At March 31, 2018, contractual maturities of our senior secured credit facility (in thousands) are as follows:

2018	$3,825
2019	5,100
2020	478,875
Total	$487,800
Our senior secured credit facility is secured by a pledge of substantially all of our assets, including accounts receivable, inventory, property, plant and mine development, and a pledge of the equity interests in certain of our subsidiaries. The facility contains covenants that, among other things, govern our ability to create, incur or assume indebtedness and liens, to make acquisitions or investments, to sell assets and to pay dividends. This includes a restriction on the ability of our operating subsidiaries to make distributions to us to the extent that the incurrence ratio (as defined in the senior secured credit facility) after giving effect to the distribution is 3:1 or greater. The facility also requires us to maintain a consolidated total net leverage ratio of no more than 3.75:1.00 as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 25% of the Revolver commitment. As of March 31, 2018 and December 31, 2017, we are in compliance with all covenants in accordance with our senior secured credit facility.
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

2018	$1,313
2019	1,750
2020	1,750
2021	1,750
2022	1,750
Under this agreement once a certain number of tons have been shipped from the Tyler facility, the minimum payments will decrease to $0.5 million per year, subject to proration in the period this threshold is met.
The royalty note payable fair value was estimated to be $22.5 million on the acquisition date. The estimate was made using a discounted cash flow model, which calculated the present value of projected future cash payments required under the agreement using a discounted rate of 14%. As of March 31, 2018, the note payable has a balance of $25.6 million. The increase in the note payable amount is due to interest paid-in-kind. The effective interest rate based on the updated projected future cash payments is 22% at March 31, 2018.
NOTE J—DEFERRED REVENUE
We enter into certain customer supply agreements which give the customers the right to purchase certain products for a discounted price at certain volumes over an average initial contract term of one to five years. The advance payments represent future purchases and are recorded as deferred revenue, recognized as revenue over the contract term of each supply agreement. During the three months ended March 31, 2018 we received advances of $10.5 million. At March 31, 2018 and December 31, 2017, the total deferred revenue balance was $122.0 million and $118.4 million, respectively, of which $52.3 million and $36.1 million was classified as current on our Balance Sheets.
NOTE K—ASSET RETIREMENT OBLIGATION
Mine reclamation or future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates at inactive mines are reflected in earnings in the period an estimate is revised.

As of March 31, 2018, we had a liability of $16.8 million in other long-term obligations related to our asset retirement obligation. Changes in the asset retirement obligation (in thousands) during the three months ended March 31, 2018 are as follows:

March 31, 2018
Beginning balance	$19,032
Accretion	326
Additions and revisions of prior estimates	(486)
Disposal related to sale of transloads	(2,116)
Ending balance	$16,756
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
Cash Equivalents
Due to the short-term maturity, we believe our cash equivalent instruments at March 31, 2018 and December 31, 2017 approximate their reported carrying values.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default of ourselves and our counterparties. However, as of March 31, 2018, we have assessed that the impact of the credit valuation adjustments on the overall valuation of our derivative positions is not significant. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of March 31, 2018 and December 31, 2017, the fair value of our derivative instruments was zero. Additional disclosures for derivative instruments are presented in Note M - Derivative Instruments to these Financial Statements.

NOTE M—DERIVATIVE INSTRUMENTS

Cash Flow Hedges of Interest Rate Risk
We enter into interest rate cap agreements in connection with our term loan facility (the "Term Loan") to add stability to interest expense and to manage our exposure to interest rate movements. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium.
The following table summarizes the fair value of our derivative instruments (in thousands, except contract/notional amount). See Note L - Fair Value Accounting for additional disclosures regarding the estimated fair values of our derivative instruments at March 31, 2018 and December 31, 2017.

		March 31, 2018					December 31, 2017
	Maturity Date	Contract/Notional Amount		Carrying Amount	Fair Value	Maturity Date	Contract/Notional Amount		Carrying Amount	Fair Value
Interest rate cap agreement(1)	2019	$249	million	$—	$—	2019	$249	million	$—	$—

(1) Agreements limit the LIBOR floating interest rate base to 4%.
We have designated these contracts as qualified cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings. During the three months ended March 31, 2018 and 2017, we had no ineffectiveness for such contracts.
The following table summarizes the effect of derivatives instruments (in thousands) on our income statements and our consolidated statements of comprehensive income for the three months ended March 31, 2018 and 2017.

	March 31, 2018	March 31, 2017
Deferred losses from derivatives in OCI, beginning of period	$(76)	$(32)
Loss recognized in OCI from derivative instruments	—	(36)
Gain reclassified from Accumulated OCI	2	—
Deferred losses from derivatives in OCI, end of period	$(74)	$(68)

NOTE N—EQUITY-BASED COMPENSATION
In July 2011, we adopted the U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan (the “2011 Plan”), which was amended and restated in May 2015. The 2011 Plan provides for grants of stock options, restricted stock, performance share units and other incentive-based awards. We believe our 2011 Plan aligns the interests of our employees and directors with those of our common stockholders. At March 31, 2018, we have 4,481,559 shares of common stock that may be issued under the 2011 Plan. We use a combination of treasury stock and new shares if necessary to satisfy option exercises or vesting of restricted awards and performance share units.
Stock Options

The following table summarizes the status of, and changes in, our stock option awards during the three months ended March 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2017	908,919	$28.46	$7,008	6.1 years
Granted	—	—	—
Exercised	—	—	—
Forfeited	(918)	31.30	—
Outstanding at March 31, 2018	908,001	$28.46	$3,679	5.5 years
Exercisable at March 31, 2018	791,868	$27.02	$3,679	5.3 years
There were no grants of stock options during the three months ended March 31, 2018 and 2017.

There were zero and 24,852 stock options exercised during the three months ended March 31, 2018 and 2017, respectively. The total intrinsic value of stock options exercised was $0.9 million for the three months ended March 31, 2017. Cash received from options exercised during the three months ended March 31, 2017 was $0.5 million. The tax benefit realized from option exercises totaled $0.3 million for the three months ended March 31, 2017.
We recognized $0.5 million and $0.6 million of equity-based compensation expense related to options during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was $0.7 million of total unrecognized compensation expense related to these options, which is expected to be recognized over a weighted-average period of approximately 0.5 years. We account for forfeitures as they occur.
Restricted Stock and Restricted Stock Unit Awards
The following table summarizes the status of, and changes in, our unvested restricted stock awards during the three months ended March 31, 2018:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2017	461,346	$30.76
Granted	3,852	30.11
Vested	(132,081)	24.56
Forfeited	(10,309)	35.65
Unvested, March 31, 2018	322,808	$33.14
We granted 3,852 and 1,500 restricted stock and restricted stock unit awards during the three months ended March 31, 2018 and 2017, respectively. The fair value of the awards was based on the market price of our stock at date of grant.
We recognized $1.8 million and $1.5 million of equity-based compensation expense related to restricted stock awards during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was $7.2 million of total unrecognized compensation expense related to these restricted stock awards, which is expected to be recognized over a weighted-average period of 1.6 years.
Performance Share Unit Awards
The following table summarizes the status of, and changes in, our performance share unit awards during the three months ended March 31, 2018:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2017	881,416	$42.16
Granted	—	—
Vested	(225,000)	41.99
Forfeited	(5,972)	58.71
Unvested, March 31, 2018	650,444	$42.07
There were no grants of performance share unit awards during the three months ended March 31, 2018 and 2017, respectively.
We recognized $4.3 million and $3.4 million of compensation expense related to performance share unit awards during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was $13.9 million of estimated total unrecognized compensation expense related to these performance share unit awards, which is expected to be recognized over a weighted-average period of 1 year.

NOTE O—COMMITMENTS AND CONTINGENCIES
Future Minimum Annual Commitments at March 31, 2018 (in thousands):

Year ending December 31,	Operating Lease Minimum Rental Payments	Minimum Purchase Commitments
2018	$53,739	$18,292
2019	64,746	22,829
2020	52,868	17,951
2021	36,031	9,459
2022	30,301	6,851
Thereafter	55,739	4,565
Total future lease and purchase commitments	$293,424	$79,947
Operating Leases
We are obligated under certain operating leases for railroad cars, office space, mining property, mining/processing equipment and transportation and other equipment. Certain operating lease agreements include options to purchase the equipment for fair market value at the end of the original lease term. In general, the above leases include renewal options and provide that we pay for all utilities, insurance, taxes and maintenance. Expense related to operating leases and rental agreements totaled approximately $22.8 million and $15.4 million for the three months ended March 31, 2018 and 2017, respectively.
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
Other Commitments and Contingencies
Our operating subsidiary, U.S. Silica Company (“U.S. Silica”), has been named as a defendant in various product liability claims alleging silica exposure causing silicosis. During the three months ended March 31, 2018, one new claim was brought against U.S. Silica. As of March 31, 2018, there were 60 active silica-related products liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, it is not reasonably possible that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations that exceeds the accrual amounts.
We have recorded estimated liabilities for these claims in other long-term obligations as well as estimated recoveries under the indemnity agreement and an estimate of future recoveries under insurance in other assets on our condensed consolidated balance sheets. As of both March 31, 2018, and December 31, 2017 other non-current assets included zero for insurance for third-party products liability claims and other long-term obligations included $1.0 million for third-party products liability claims.

NOTE P— PENSION AND POST-RETIREMENT BENEFITS
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
Net pension benefit cost (in thousands) consisted of the following for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Service cost	$279	$295
Interest cost	978	883
Expected return on plan assets	(1,243)	(1,331)
Net amortization and deferral	631	693
Net pension benefit costs	$645	$540
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
Net post-retirement benefit cost (in thousands) consisted of the following for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Service cost	$27	$32
Interest cost	188	192
Net amortization and deferral	—	54
Net post-retirement benefit costs	$215	$278
We made $0.3 million and zero contributions to the qualified pension plan for the three months ended March 31, 2018 and 2017, respectively. Total expected employer funding contributions during the fiscal year ending December 31, 2018 are $2.5 million for the pension plan and $1.4 million for the post-retirement medical and life plan.
We contribute to three multiemployer defined benefit pension plans under the terms of collective-bargaining agreements for union-represented employees. A multiemployer plan is subject to collective bargaining for employees of two or more unrelated companies. These plans allow multiple employers to pool their pension resources and realize efficiencies associated with the daily administration of the plan. Multiemployer plans are generally governed by a board of trustees composed of management and labor representatives and are funded through employer contributions. However, in most cases, management is not directly represented. Our contributions to individual multiemployer pension funds did not exceed 5% of the fund’s total contributions. Additionally, our contributions to the multiemployer post-retirement benefit plans were immaterial for the three months ended March 31, 2018 and 2017
NOTE Q— OBLIGATIONS UNDER GUARANTEES
We have indemnified the Travelers Companies, Inc. and subsidiaries (“Travelers”) against any loss Travelers may incur in the event that holders of surety bonds, issued on behalf of us by Travelers, execute the bonds. As of March 31, 2018, Travelers had $12.2 million in bonds outstanding for us. The majority of these bonds, $10.3 million, relate to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to such indefinite purposes as licenses, permits, and tax collection.
NOTE R— INCOME TAXES
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
The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. Additional information that may affect the accounting under ASC 740 would include further clarification and guidance on how the Internal Revenue Service and state taxing authorities will implement the Tax Act. We did not make any Tax Act adjustments to the accounting under ASC 740 for the three months ending March 31, 2018 and we do not believe potential adjustments in future periods would materially impact the Company’s financial condition or results of operations.
The Tax Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. Because ASC 740-10-25-47 requires the effect of a change in tax laws or rates to be recognized as of the date of enactment, we were required to adjust deferred tax assets and liabilities as of December 22, 2017. Accordingly, for the year ended December 31, 2017, we recorded a decrease related to deferred tax assets and liabilities of $45.0 million and $80.8 million, respectively, with a corresponding net adjustment to deferred income tax benefit of $35.8 million.
Under the Tax Act, net operating loss (NOL) deductions arising in tax years beginning after December 31, 2017 can only offset up to 80 percent of future taxable income. The Act also prohibits NOL carrybacks, but allows indefinite carryforwards for NOLs arising in tax years beginning after December 31, 2017. Net operating losses arising before January 1, 2018 are accounted for under the previous tax rules that imposed no limit on the amount of the taxable income that can be set off using NOLs and that can be carried back 2 years, and carried forward 20 years.
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
In the three months ended March 31, 2018, we recorded a tax expense of $0.5 million related to equity compensation pursuant to ASU 2016-09. In the three months ended March 31, 2017, we recorded a tax benefit of $1.5 million related to equity compensation pursuant to ASU 2016-09.
The effective tax rate was 19% and (212)% for the three months ended March 31, 2018 and 2017, respectively. The tax rate for the three months ended March 31, 2018 and 2017 would have been 18% and (26)%, respectively, without the equity compensation tax expense or benefit recorded discretely.
Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes.

NOTE S— REVENUE
We consider sales disaggregated at the product and service level by segment to depict how the nature, amount, timing and uncertainty of revenues and cash flow are impacted by changes in economic factors. The following table disaggregates our sales by major source for the three months ended March 31, 2018 (in thousands):

Category	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales
Product	$238,422	$56,366	$294,788
Service	74,508	17	74,525
Total Sales	312,930	56,383	369,313
The following tables reflect the changes in our contract assets, which we classify as unbilled receivables and our contract liabilities, which we classify as deferred revenues, for the three months ended March 31, 2018 (in thousands):

Unbilled Receivables
December 31, 2017	$5,245
Reclassifications to billed receivables	(5,245)
Revenues recognized in excess of period billings	2,939
March 31, 2018	$2,939

Deferred Revenue
December 31, 2017	$118,414
Revenues recognized from balances held at the beginning of the period	(6,969)
Revenues deferred from period collections on unfulfilled performance obligations	10,530
March 31, 2018	$121,975
We have elected to use the practical expedients allowed under ASC 606-10-50-14, pursuant to which we have excluded disclosures of transaction prices allocated to remaining performance obligations and when we expect to recognize such revenue. The majority of our remaining performance obligations are primarily comprised of unfulfilled product, transportation service, and labor service orders, all of which hold a remaining duration of less than one year. The long term portion of deferred revenue primarily represents a combination of refundable and nonrefundable customer prepayments for which related current performance obligations do not yet exist, but are expected to arise, before the expiration of the contract. Our residual unfulfilled performance obligations are comprised primarily of long-term equipment rental arrangements in which we recognize revenues equal to what we have a right to invoice. Generally, no variable consideration exists related to our remaining performance obligations and no consideration is excluded from the associated transaction prices.

NOTE T— RELATED PARTY TRANSACTIONS

A current officer of one of our operating subsidiaries holds an ownership interest in a transportation brokerage and logistics services vendor, from which we made purchases of approximately $0.9 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively.

NOTE U— SEGMENT REPORTING
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
The Industrial & Specialty Products segment consists of over 200 products and materials used in a variety of industries, including container glass, fiberglass, specialty glass, flat glass, building products, fillers and extenders, foundry products, chemicals, recreation products and filtration products.
An operating segment’s performance is primarily evaluated based on segment contribution margin, which excludes certain corporate costs not associated with the operations of the segment. These corporate costs are separately stated below and include costs that are related to functional areas such as operations management, corporate purchasing, accounting, treasury, information technology, legal and human resources. We believe that segment contribution margin, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, this measure should be considered in addition to, not a substitute for, or superior to, net income (loss) or other measures of financial performance prepared in accordance with generally accepted accounting principles. The other accounting policies of each of the two reporting segments are the same as those in Note A - Summary of Significant Accounting Policies to these Financial Statements.
The following table presents sales and segment contribution margin (in thousands) for the reporting segments and other operating results not allocated to the reported segments for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Sales:
Oil & Gas Proppants	$312,930	$192,959
Industrial & Specialty Products	56,383	51,838
Total sales	369,313	244,797
Segment contribution margin:
Oil & Gas Proppants	99,433	38,842
Industrial & Specialty Products	20,530	20,215
Total segment contribution margin	119,963	59,057
Operating activities excluded from segment cost of sales	(11,560)	(1,735)
Selling, general and administrative	(34,591)	(22,341)
Depreciation, depletion and amortization	(28,592)	(21,599)
Interest expense	(7,070)	(7,646)
Other income (expense), net, including interest income	665	(4,928)
Income tax (expense) benefit	(7,521)	1,714
Net income	$31,294	$2,522
Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. At March 31, 2018, goodwill of $274.9 million has been allocated to these segments with $250.3 million assigned to Oil & Gas Proppants and $24.6 million to Industrial & Specialty Products. At December 31, 2017, goodwill of $272.1 million had been allocated to these segments with $247.5 million assigned to Oil & Gas Proppants and $24.6 million to Industrial & Specialty Products.
NOTE V— SUBSEQUENT EVENTS
On April 5, 2018, we paid a cash dividend of $0.0625 per share to common stockholders of record on March 15, 2018, which had been declared by our Board of Directors on February 16, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the Condensed Consolidated Financial Statements and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as the Consolidated Financial Statements, the accompanying notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the "2017 Annual Report").
Overview
We are one of the largest domestic producers of commercial silica, a specialized mineral that is a critical input into a variety of attractive end markets. During our 118-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver 233 products to customers across these markets. As of March 31, 2018, we operate 20 production facilities across the United States and control 763 million tons of reserves of commercial silica, which can be processed to make 323 million tons of finished products that meet American Petroleum Institute (API) frac sand specifications.
Our operations are organized into two segments based on end markets served: (1) Oil & Gas Proppants and (2) Industrial & Specialty Products. Our segments are complementary because our ability to sell to a wide range of customers across end markets allows us to maximize recovery rates in our mining operations, optimize our asset utilization and reduce the cyclicality of our earnings.
Acquisitions
On March 22, 2018, U.S. Silica entered into a definitive agreement to acquire all of the outstanding capital stock of EP Minerals, a global producer of engineered materials derived from industrial minerals, including diatomaceous earth (DE), clay (calcium bentonite) and perlite. The consideration payable consists of $750.0 million of cash, subject to customary adjustments for net working capital, indebtedness, cash and transaction expenses as of the closing. U.S. Silica expects to fund the consideration with additional borrowings pursuant to a contemplated amendment to its existing credit facilities and with cash on hand. The consummation of the acquisition is subject to the satisfaction or waiver of closing conditions applicable to both U.S. Silica and EP Minerals and it is expected to close in the second quarter of 2018.
On April 1, 2017, we completed the acquisition of White Armor (the "White Armor acquisition"), a product line of cool roof granules used in industrial roofing applications. On August 16, 2017, we completed the acquisition of Mississippi Sand, LLC ("MS Sand"). MS Sand is a frac sand mining and logistics company based in St. Louis, Missouri.
See accompanying Note D - Business Combinations to our Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for pro forma results and other details regarding these acquisitions.
Recent Trends and Outlook
Oil and gas proppants end market trends
Increased demand for frac sand has historically been driven by the growth in the use of hydraulic fracturing as a means to extract hydrocarbons from shale formations. According to the IHS Markit Proppant IQ, Proppant Market Analysis 2018 Q1 release, published February 2018, U.S. raw sand proppant demand was 32% higher in 2017 than its previous peak in 2014, and is expected to continue to grow.
Declines in oil prices beginning in 2015 reduced oil and gas drilling and completion activity in North America during 2015 and most of 2016. As of September 30, 2016, the U.S. land rig count had fallen over 70% from its peak in 2014. Demand for frac sand fell in conjunction with the rig count and activity levels, partially offset by higher proppant per well to optimize recovery and production rates. The North American market for proppant stabilized and began to grow during the last quarter of 2016 due to increases in North America oil and gas drilling and completion activity. As of March 31, 2018, U.S. land rig count has increased 51% since December 31, 2016. Driven by the corresponding increase in frac sand demand, sales and tons sold increased sequentially during the three months ended March 31, 2018 compared to the three months ended December 31, 2017, as summarized below.

Amounts in thousands except per ton data	Three months ended		Percentage Change
Oil & Gas Proppants	March 31, 2018	December 31, 2017	March 31, 2018 vs. December 31, 2017
Sales	$312,930	$306,019	2%
Tons Sold	3,252	3,171	3%
Average Selling Price per Ton	$96.23	$96.51	—%

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

•
Expand our supply chain network and leverage our logistics capabilities to meet our customers’ needs in each strategic oil and gas basin. We continue to strategically position our supply chain in order to deliver sand according to our customers’ needs, whether at a plant, a transload, or at the wellhead. We believe that our supply chain network and logistics capabilities are a competitive advantage that enables us to provide superior service for our customers.

◦
We continue to expand our transload network to ensure product is available to meet the in-basin needs of our customers. This approach allows us to provide strong customer service and puts us in a position to take advantage of opportunistic spot market sales. Our plant sites are strategically located to provide access to key Class I railroads, which enables us to cost effectively send product to each of the strategic basins in North America. We can ship product by truck, barge and rail with an ability to connect to short-line railroads as necessary to meet our customers’ evolving in-basin product needs. We expect to continue to develop strategic partnerships with transload operators and transportation providers that will enhance our portfolio of supply chain services that we can provide to customers. As of March 31, 2018, we have storage capacity at 57 transloads located near all of the major shale basins in the United States.

◦
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

◦
We may accomplish this by developing Greenfield projects, where we can capitalize on our technical knowledge of geology, mining and processing and our strong reputation within local communities. For instance, in May 2017, we purchased a new Greenfield site in Crane County, Texas, which became operational during the first quarter of 2018 and will eventually add approximately 6 million tons of annual frac sand capacity. Additionally, in July 2017, we purchased a new Greenfield site near Lamesa, Texas, which depending on market conditions, could become operational as early as the third quarter of 2018 and will eventually add approximately 2.6 million tons of annual frac sand capacity.

◦
We are continuing to actively pursue acquisitions to grow by taking advantage of our asset footprint, our management’s experience with high-growth businesses, and our strong customer relationships. Our primary objective is to acquire assets with differing levels of frac sand qualities that are complementary to our Oil & Gas Proppants segment, with a focus on mining, processing and logistics to further enhance our market presence. We prioritize acquisitions that provide opportunities to realize synergies (and, in some cases, the acquisition may be immediately accretive assuming synergies), including entering new geographic and frac sand product markets, acquiring attractive customer contracts and improving operations. On August 16, 2016, we completed our acquisition of NBI, the ultimate parent company of NBR Sand, LLC, a regional sand producer located near Tyler, Texas. On August 22, 2016, we completed the acquisition of Sandbox, a provider of logistics solutions and technology for the transportation of proppant used in hydraulic fracturing in the oil and gas industry. On August 16, 2017, we completed our acquisition of MS Sand, a frac sand mining and logistics company based in St. Louis, Missouri. We are in active discussions to acquire additional assets fitting this strategy, which, if completed, could be “significant” under Regulation S-X and could require additional sources of financing. There can be no assurance that we will reach a definitive agreement and complete any of these potential transactions. See the risk factors disclosed in Item 1A of Part I of our 2017 Annual Report on Form 10-K, including the risk factor entitled, “If we cannot successfully complete acquisitions or integrate acquired businesses, our growth may be limited and our financial condition may be adversely affected.”

•
Maintain financial strength and flexibility. We intend to maintain financial strength and flexibility to enable us to better manage through industry downturns and pursue acquisitions and new growth opportunities as they arise. As of March 31, 2018, we had $329.5 million of cash on hand and $45.5 million of availability under our revolving credit facility (the "Revolver").

How We Generate Our Sales
Products
We derive our product sales by mining and processing minerals that our customers purchase for various uses. Our product sales are primarily a function of the price per ton and the number of tons sold. We primarily sell our products through individual purchase orders executed under short-term price agreements or at prevailing market rates. The amount invoiced reflects product, transportation and / or additional handling services as applicable, such as storage, transloading the product from railcars to trucks and last mile logistics to the customer site. We invoice most of our product customers on a per shipment basis, although for some larger customers, we consolidate invoices weekly or monthly. Standard collection terms are net 30 days, although extended terms are offered in competitive situations.
Service
We derive our service revenues primarily through the provision of transportation, equipment rental, and contract labor services to companies in the oil and gas industry. Transportation services typically consist of transporting customer proppant from storage facilities to proximal well-sites and are contracted through work orders executed under established pricing agreements. The amount invoiced reflects transportation services rendered. Equipment rental services provide customers with use of either dedicated or nonspecific wellhead proppant delivery equipment solutions for contractual periods defined either through formal lease agreements or executed work orders under established pricing agreements. The amounts invoiced reflect the length of time the equipment set was utilized in the billing period. Contract labor services provide customers with proppant delivery equipment operators through work orders executed under established pricing agreements. The amounts invoiced reflect the amount of time our labor services were utilized in the billing period. We typically invoice our customers on a weekly or monthly basis; however, some customers receive invoices upon well-site operation completion. Standard collection terms are net 30 days, although extended terms are offered in competitive situations.
Our ten largest customers accounted for approximately 52% and 55% of total sales during the three months ended March 31, 2018 and 2017, respectively. Sales to one of our customers accounted for 15% of our total sales during the three months ended March 31, 2018. Sales to two of our customers accounted for 14% and 11% of our total sales during the three months ended March 31, 2017. No other customers accounted for 10% or more of our total sales. At March 31, 2018, one of our customers' accounts receivable represented 17% of our total accounts receivable, net of allowance. At December 31, 2017, two of our customers' accounts receivable represented 19% and 11% of our total accounts receivable, net of allowance. No other customers accounted for 10% or more of our total accounts receivable.
For a limited number of customers, we sell under long-term, minimum purchase supply agreements. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge and that our customers will pay for each product. Prices under these agreements are generally fixed and subject to certain contractual adjustments. Sometimes these agreements may undergo negotiations regarding pricing and volume requirements, which may often occur in volatile market conditions. While these negotiations continue, we may deliver sand at prices or at volumes below the requirements in our existing supply agreements. We do not consider these agreements solely representative of contracts with customers. An executed order specifying the type and quantity of product to be delivered, in combination with the noted agreements, comprise our contracts in these arrangements. Selling more tons under supply contracts enables us to be more efficient from a production, supply chain and logistics standpoint. As discussed in Part I, Item 1A., "Risk Factors, of our 2017 Annual Report on Form 10-K—"A large portion of our sales is generated by our top ten customers, and the loss of, or significant reduction in, purchases by our largest customers could adversely affect our operations,” these customers may not continue to purchase the same levels of product in the future due to a variety of reasons, contract requirements notwithstanding.
As of March 31, 2018, we have twenty-one minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2018 and 2022. As of March 31, 2017, we had seven minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2018 and 2019. Collectively, sales to customers with minimum purchase supply agreements accounted for 37% and 28% of Oil & Gas Proppants segment sales during the three months ended March 31, 2018 and 2017, respectively. Although sales under minimum purchase supply agreements may result in us realizing lower margins than we otherwise might during periods of high market prices, we believe such lower margins are offset by the benefits derived from the product mix and sales volume stability afforded by such supply agreements, which helps us lower market risk arising from adverse changes in spot prices and market conditions.
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

The Costs of Conducting Our Business
The principal expenses involved in conducting our business are transportation costs, labor costs, electricity and drying fuel costs, and maintenance and repair costs for our mining and processing equipment and facilities. Transportation and related costs include freight charges, fuel surcharges, transloading fees, switching fees, railcar lease costs, demurrage costs, storage fees and labor costs. We believe the majority of our operating costs are relatively stable in price, but can vary significantly based on the volume of product produced. We benefit from owning the majority of the mineral deposits that we mine and having long-term mineral rights leases or supply agreements for our other primary sources of raw material, which limit royalty payments.
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
Segment contribution margin is not a measure of our financial performance under GAAP and should not be considered an alternative to measures derived in accordance with GAAP. For more details on the reconciliation of segment contribution margin to its most directly comparable GAAP financial measure, net income, see Note U -Segment Reporting to our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

The following table sets forth a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA.

(All amounts in thousands)	Three Months Ended March 31,
	2018	2017
Net income	$31,294	$2,522
Total interest expense, net of interest income	5,855	6,311
Provision for taxes	7,521	(1,714)
Total depreciation, depletion and amortization expenses	28,592	21,599
EBITDA	73,262	28,718
Non-cash incentive compensation (1)	6,254	5,510
Post-employment expenses (excluding service costs) (2)	555	489
Merger and acquisition related expenses (3)	2,507	1,252
Plant capacity expansion expenses(4)	9,380	1
Contract termination expenses(5)	—	325
Other adjustments allowable under our existing credit agreement (6)	3,408	6,416
Adjusted EBITDA	$95,366	$42,711

(1)	Reflects equity-based non-cash compensation expense.
(2)
Includes net pension cost and net post-retirement cost relating to pension and other post-retirement benefit obligations during the applicable period, but in each case excluding the service cost relating to benefits earned during such period. Non-service net periodic benefit costs are not considered reflective of our operating performance as these costs do not exclusively originate from employee services during the applicable period and may experience periodic fluctuations as a result of changes in non-operating factors, including changes in discount rates, changes in expected returns on benefit plan assets, and other demographic actuarial assumptions. See Note P - Pension and Post-Retirement Benefits to our Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

(3)
Merger and acquisition related expenses include legal fees, consulting fees, bank fees, severance costs, certain purchase accounting items, inventory write-offs, information technology integration costs and similar charges. While these costs are not operational in nature and are not expected to continue for any singular transaction on an ongoing basis, similar types of costs, expenses and charges have occurred in prior periods and may recur in the future as we continue to integrate prior acquisitions and pursue any future acquisitions.

(4)
Plant capacity expansion expenses include expenses that are not inventoriable or capitalizable as related to plant expansion projects greater than $5 million in capital expenditures or plant start up projects. While these expenses are not operational in nature and are not expected to continue for any singular project on an ongoing basis, similar types of expenses have occurred in prior periods and may recur in the future as we continue to pursue future plant capacity expansion.

(5)
Reflects contract termination expenses related to strategically exiting a service contract. While these expenses are not operational in nature and are not expected to continue for any singular event on an ongoing basis, similar types of expenses have occurred in prior periods and may recur in the future as we continue to strategically evaluate our contracts.

(6)
Reflects miscellaneous adjustments permitted under our existing credit agreement. The three months ended March 31, 2018 includes a net loss of $3.4 million on divestiture of assets, consisting of $7.9 million of contract termination costs and $1.3 million of divestiture related expenses such as legal fees and consulting fees, partially offset by a $5.8 million gain on sale of assets. While the gain and costs related to a divestiture of assets are not operational in nature and are not expected to continue for any singular divestiture on an ongoing basis, similar types of expenses have occurred in prior periods and may recur in the future. The three months ended March 31, 2017 amount includes a contract restructuring cost of $6.3 million.

Results of Operations for the Three Months Ended March 31, 2018 and 2017
Sales

(All numbers in thousands except per ton data)	Three Months Ended March 31,		Percent Change
	2018	2017	'18 vs.'17
Sales:
Oil & Gas Proppants	$312,930	$192,959	62%
Industrial & Specialty Products	56,383	51,838	9%
Total Sales	$369,313	$244,797	51%
Tons:
Oil & Gas Proppants	3,252	2,532	28%
Industrial & Specialty Products	877	861	2%
Total Tons	4,129	3,393	22%
Average Selling Price per Ton:
Oil & Gas Proppants	$96.23	$76.21	26%
Industrial & Specialty Products	64.29	60.21	7%
Overall Average Selling Price per Ton:	$89.44	$72.15	24%
Total sales increased 51% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, driven by a 22% increase in total tons sold and a 24% increase in overall average selling price. Tons sold in-basin represented 52% and 50% of total company tons sold for the three months ended March 31, 2018 and 2017, respectively.
The increase in total sales was driven by Oil & Gas Proppants sales, which increased 62% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Oil & Gas Proppants tons sold increased 28% and average selling price increased 26%. These increases were driven by year over year growth in demand for our frac sand and for our Sandbox last mile logistics solution, as well as the acquisition of MS Sand.
Industrial & Specialty Products sales increased by 9% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, driven by a 2% increase in tons sold and a 7% increase in average selling price. The increase in tons sold was mainly due to additional business with existing customers. The increase in average selling price was primarily a result of new higher-margin product sales and price increases.
Cost of Sales
Cost of sales increased by $73.4 million, or 39%, to $260.9 million for the three months ended March 31, 2018 compared to $187.5 million for the three months ended March 31, 2017. As a percentage of sales, cost of sales decreased to 71% for the three months ended March 31, 2018 compared to 77% for the same period in 2017. These changes result from the main components of cost of sales as discussed below.
We incurred $134.2 million and $104.2 million of transportation and related costs for the three months ended March 31, 2018 and 2017, respectively. This increase was due to increased tons sold through our transloads and incremental costs related to Sandbox operations. As a percentage of sales, transportation and related costs decreased to 36% for the three months ended March 31, 2018 compared to 43% for the same period in 2017.
We incurred $44.9 million and $30.4 million of operating labor costs for the three months ended March 31, 2018 and 2017, respectively. The $14.5 million increase in labor costs incurred was primarily due to more tons sold and incremental costs related to Sandbox operations. As a percentage of sales, operating labor costs represented 12% for both the three months ended March 31, 2018 and 2017.
We incurred $10.0 million and $8.7 million of electricity and drying fuel (principally natural gas) costs for the three months ended March 31, 2018 and 2017, respectively. The $1.3 million increase in electricity and drying fuel costs incurred was mainly due to more tons sold. As a percentage of sales, electricity and drying fuel costs represented 3% for the three months ended March 31, 2018 compared to 4% for the same period in 2017.

We incurred $19.1 million and $12.8 million of maintenance and repair costs for the three months ended March 31, 2018 and 2017, respectively. The increase in maintenance and repair costs incurred was mainly due to higher production volume and incremental costs related to Sandbox. As a percentage of sales, maintenance and repair costs represented 5% for both the three months ended March 31, 2018 and 2017.
Segment Contribution Margin
Oil & Gas Proppants contribution margin increased by $60.6 million to $99.4 million for the three months ended March 31, 2018 compared to $38.8 million for the three months ended March 31, 2017, driven by a $120.0 million increase in revenue, partially offset by $59.4 million in higher cost of sales. The increase in segment contribution margin was driven by year over year growth in demand for our frac sand and for our Sandbox last mile logistics solution, as well as the acquisition of MS Sand.
Industrial & Specialty Products contribution margin increased by $0.3 million, or 2%, to $20.5 million for the three months ended March 31, 2018 compared to $20.2 million for the three months ended March 31, 2017, driven by a $4.5 million increase in revenue, partially offset by $4.2 million in higher cost of sales. The increase in segment contribution margin was mainly due to additional business with existing customers, new higher-margin product sales and price increases,.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $12.3 million, or 55%, to $34.6 million for the three months ended March 31, 2018 compared to $22.3 million for the three months ended March 31, 2017. The increase was due to the following factors:

•
Compensation related expense increased by $6.1 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, mainly due to increased equity-based compensation and higher employee head count.

•	Bad debt expense decreased by $0.5 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, mainly due to improvements in our collection efforts.

•
Merger and acquisition related expense increased by $1.3 million to $2.5 million for the three months ended March 31, 2018 compared to $1.3 million for the three months ended March 31, 2017. The increase was mainly due to costs related to our growth and expansion initiatives, including costs related to the evaluation of business acquisitions.

•
A net loss of $3.4 million on divestiture of assets, consisting of $7.9 million of contract termination costs and $1.3 million of divestiture related expenses such as legal fees and consulting fees, partially offset by a $5.8 million gain on sale of assets.

In total, our selling, general and administrative costs represented approximately 9% of our sales for the three months ended March 31, 2018 and 2017.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense increased by $7.0 million, or 32%, to $28.6 million for the three months ended March 31, 2018 compared to $21.6 million for the three months ended March 31, 2017. The increase was mainly driven by our acquisitions as well as other continued capital spending. Depreciation, depletion and amortization costs represented approximately 8% and 9% of our sales for the three months ended March 31, 2018 and 2017, respectively.
Operating Income
Operating income increased by $31.8 million to $45.2 million for the three months ended March 31, 2018 compared to $13.4 million for the three months ended March 31, 2017. The increase was due to a 51% increase in total sales partially offset by a 39% increase in cost of sales, a 55% increase in selling, general and administrative expense and a 32% increase in depreciation, depletion and amortization expense.
Interest Expense
Interest expense decreased by $0.6 million, or 8%, to $7.1 million for the three months ended March 31, 2018 compared to $7.6 million for the three months ended March 31, 2017, mainly driven by an increase in capitalizable interest costs.

Other Income, net, including interest income
Other income increased by $5.6 million, or 113%, to $0.7 million for the three months ended March 31, 2018 compared to $4.9 million in other expense for the three months ended March 31, 2017. The increase was mainly due to the prior year containing contract restructuring costs.
Provision for Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. Because ASC 740-10-25-47 requires the effect of a change in tax laws or rates to be recognized as of the date of enactment, we are required to adjust deferred tax assets and liabilities as of December 22, 2017. Accordingly, we recorded a deferred income tax benefit of $35.8 million for the year ended December 31, 2017.
The income tax expense increased by $9.2 million to $7.5 million for the three months ended March 31, 2018 compared to $1.7 million in income tax benefit for the three months ended March 31, 2017. The increase was due to increased profit before income tax during the three months ended March 31, 2018. See accompanying Note R - Income Taxes of our Financial Statements for more information.
Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes.
Net Income
Net income was $31.3 million for the three months ended March 31, 2018 compared to a net income of $2.5 million for the three months ended March 31, 2017. The year over year change was due to the factors noted above.
Liquidity and Capital Resources
Overview
Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to return cash to our stockholders, and to finance acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through cash on hand or borrowings under our credit facilities and equity issuances. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of March 31, 2018, our working capital was $458.4 million and we had $45.5 million of availability under the Revolver.
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
Cash Flow Analysis
A summary of operating, investing and financing activities (in thousands) is shown in the following table:

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$77,609	$(19,518)
Investing activities	(47,378)	(21,129)
Financing activities	(85,286)	(9,675)
Net Cash Provided by / Used in Operating Activities
Operating activities consist primarily of net income adjusted for certain non-cash and working capital items. Adjustments to net income for non-cash items include depreciation, depletion and amortization, deferred revenue, deferred income taxes, equity-based compensation and bad debt provision. In addition, operating cash flows include the effect of changes in operating assets and liabilities, principally accounts receivable, inventories, prepaid expenses and other current assets, income taxes payable and receivable, accounts payable and accrued expenses.
Net cash provided by operating activities was $77.6 million for the three months ended March 31, 2018. This was mainly due to $31.3 million in net income adjusted for non-cash items, including $28.6 million in depreciation, depletion and amortization, $7.8 million in deferred income taxes, $6.3 million in equity-based compensation, $5.8 million gain on the sale of three transload facilities, and $2.8 million in other miscellaneous non-cash items; partially offset by a $39.1 million increase in accounts receivable, a $15.8 million decrease in inventories, a $27.9 million decrease in accounts payable and accrued liabilities, $58.0 million in short-term and long-term vendor incentives, and $0.1 million in other operating assets and liabilities. The primary driver of the change in accounts receivable is a 51% increase in sales.
Net cash used in operating activities was $19.5 million for the three months ended March 31, 2017. This was mainly due to $2.5 million in net income adjusted for non-cash items, including $21.6 million in depreciation, depletion and amortization, $1.7 million in deferred income taxes, $5.5 million in equity-based compensation and $2.4 million in other miscellaneous non-cash items; offset by a $51.7 million increase in accounts receivable, a $9.3 million decrease in inventories, a $3.0 million decrease in accounts payable and accrued liabilities and $0.5 million in other operating assets and liabilities.
Net Cash Provided by / Used in Investing Activities
Investing activities consist primarily of cash consideration paid to acquire businesses and capital expenditures for growth and maintenance.
Net cash used in investing activities was $47.4 million for the three months ended March 31, 2018. This was mainly due to capital expenditures of $72.3 million, partially offset by proceeds from the sale of three transload facilities of $26.0 million. Capital expenditures for the three months ended March 31, 2018 were mainly for engineering, procurement and construction of our growth projects and other maintenance and cost improvement capital projects.
Net cash used in investing activities was $21.1 million for the three months ended March 31, 2017. This was mainly due to capital expenditures of $19.9 million and capitalized intellectual costs of $1.2 million. Capital expenditures for the three months ended March 31, 2017 were mainly for engineering, procurement and construction of our growth projects and other maintenance and cost improvement capital projects.
Subject to our continuing evaluation of market conditions, we anticipate that our capital expenditures in 2018 will be in the range of $300 million to $350 million, which is primarily associated with previously announced growth projects and other maintenance and cost improvement capital projects. We expect to fund our capital expenditures through cash on our balance sheet, cash generated from our operations and cash generated from financing activities.
Net Cash Provided by / Used in Financing Activities
Financing activities consist primarily of equity issuances, capital contributions, dividend payments, borrowings and repayments related to the Revolver, Term Loan, as well as fees and expenses paid in connection with our credit facilities, advance payments from our customers and capital leases.
Net cash used in financing activities was $85.3 million for the three months ended March 31, 2018. This was mainly due to $75.0 million in common stock repurchases, $5.1 million of dividends paid, $1.7 million of long-term debt payments, and $3.5 million of tax payments related to shares withheld for vested restricted stock and stock units.

Net cash used in financing activities was $9.7 million for the three months ended March 31, 2017. This was mainly due to $5.1 million of dividends paid, $3.4 million of tax payments related to shares withheld for vested restricted stock and stock units, and $1.4 million of long-term debt payments.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have a current material effect or are likely to have a future material effect on our financial condition, changes in financial condition, sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
There have been no significant changes outside the ordinary course of business to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2017 Annual Report. For more details on future minimum annual commitments under operating leases, please see accompanying Note O - Commitments and Contingencies to our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Environmental Matters
We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. As of March 31, 2018, we had $16.8 million accrued for future reclamation costs, as compared to $19.0 million as of December 31, 2017.
We discuss certain environmental matters relating to our various production and other facilities, certain regulatory requirements relating to human exposure to crystalline silica and our mining activity and how such matters may affect our business in the future under Item 1, “Business,” Item 1A, “Risk Factors” Item 3, “Legal Proceedings”, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” in our 2017 Annual Report.
Critical Accounting Estimates
Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies and estimates, are disclosed in our 2017 Annual Report.
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
Interest Rate Risk
We are exposed to interest rate risk arising from adverse changes in interest rates. As of March 31, 2018, we have $487.8 million of debt outstanding under our senior credit facility. Assuming LIBOR is greater than the 1.0% minimum base rate on the Term Loan, a hypothetical increase in interest rates by 1.0% would have changed our interest expense by $4.9 million per year.
We use interest rate derivatives in the normal course of our business to manage both our interest cost and the risks associated with changing interest rates. We do not use derivatives for trading or speculative purposes. As of March 31, 2018 and December 31, 2017, the fair value of our derivative instruments was zero. Additional disclosures for derivative instruments are presented in Note M - Derivative Instruments to these Financial Statements.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the quarter ended March 31, 2018, we continued to integrate Mississippi Sand, LLC ("MS Sand") processes, information technology systems and other components of internal control over financial reporting into our internal control structure.

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
As a result of the above developments, the filing rate of new claims against us over the past few years has decreased to below pre-2001 levels, and we were named as a defendant in zero, two, and zero new silicosis cases filed in 2015, 2016 and 2017, respectively. During the three months ended March 31, 2018, one new claim was brought against U.S. Silica. As of March 31, 2018, there were 60 active silica-related products liability claims pending in which U.S. Silica is a defendant. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media, and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for both our predecessors that cover certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to certain insurance). As a result of a settlement with a former owner and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf.
The silica-related litigation brought against us to date has not resulted in material liability to us. However, we continue to have silica-related products liability claims filed against us, including claims that allege silica exposure for periods for which we do not have insurance coverage. Any such pending or future claims or inadequacies of our insurance coverage could have a material adverse effect on our business, reputation or results of operations. For more information regarding silica-related litigation, see Part I, Item 1A of our 2017 Annual Report “Risk Factors—Risks Related to Environmental, Mining and Other Regulation—Silica-related health issues and litigation could have a material adverse effect on our business, reputation or results of operations.”

ITEM 1A.	RISK FACTORS
As of March 31, 2018, there have been no material changes to the risk factors disclosed in Item 1A of Part I in our 2017 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchase Program
The following table presents the total number of shares of our common stock that we purchased during the first quarter of 2018, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period pursuant to our share repurchase program:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
January 2018	670	(2)	$26.47	—
February 2018	2,210,915	(2)	$26.67	2,133,174
March 2018	736,021	(2)	$26.48	694,849
Total	2,947,606		$26.62	2,828,023	$—

(1)	A program covering the repurchase of up to $100.0 million of our common stock was approved by the Board in November 2017.
(2)
Includes 482; 77,741; and 39,972 shares withheld by U.S. Silica to pay taxes due upon the vesting of employee restricted stock and restricted stock units for the monthly periods ended January, February and March 2018, respectively.

From March 31, 2018 to the date of the filing of this Quarterly Report on Form 10-Q, we have not repurchased any shares of our common stock except in connection with the vesting of employee restricted stock and restricted stock units.
For more details on the stock repurchase program, see Note C - Capital Structure and Accumulated Comprehensive Income (loss) to our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

•	our ability to succeed in competitive markets;

•	loss of, or reduction in, business from our largest customers;

•	increasing costs or a lack of dependability or availability of transportation services and transload network access or infrastructure;

•	extensive regulation of trucking services;

•	our ability to recruit and retain truckload drivers;

•	increases in the prices of, or interruptions in the supply of, natural gas and electricity, or any other energy sources;

•	increases in the price of diesel fuel;

•	diminished access to water;

•	our ability to successfully complete acquisitions or integrate acquired businesses;

•	our ability to make capital expenditures to maintain, develop and increase our asset base and our ability to obtain needed capital or financing on satisfactory terms;

•	our substantial indebtedness and pension obligations;

•	restrictions imposed by our indebtedness on our current and future operations;

•	contractual obligations that require us to deliver minimum amounts of frac sand or purchase minimum amounts of services;

•	the accuracy of our estimates of mineral reserves and resource deposits;

•	a shortage of skilled labor and rising costs in the mining industry;

•	our ability to attract and retain key personnel;

•	our ability to maintain satisfactory labor relations;

•	our reliance on patents, trade secrets and contractual restrictions to protect our proprietary rights;

•	our significant unfunded pension obligations and post-retirement health care liabilities;

•	our ability to maintain effective quality control systems at our mining, processing and production facilities;

•	seasonal and severe weather conditions;

•	fluctuations in our sales and results of operations due to seasonality and other factors;

•	interruptions or failures in our information technology systems;

•	the impact of a terrorist attack or armed conflict;

•	extensive and evolving environmental, mining, health and safety, licensing, reclamation and other regulation (and changes in their enforcement or interpretation);

•	silica-related health issues and corresponding litigation;

•	our ability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property; and

•	other factors included and disclosed in Part I, Item 1A, “Risk Factors” of our 2017 Annual Report.
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the SEC, including this Quarterly Report on Form 10-Q, and public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of April, 2018.

U.S. Silica Holdings, Inc.

/s/ DONALD A. MERRIL
Name:	Donald A. Merril
Title:	Chief Financial Officer

S-1

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1*
Agreement and Plan of Merger, dated as of March 22, 2018, by and among EP Acquisition Parent, Inc. US Silica Company, Tranquility Acquisition Corp., EPMC Parent LLC, as the Stockholders' Representative, and solely for the purposes of Section 11.17, Golden Gate Private Equity, Inc.

10.1*+	Form of Performance Share Unit Agreement Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan.
10.2*+	Form of Restricted Stock Unit Agreement Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan.
10.3*+	Form of Restricted Stock Agreement Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan.
10.4*+	Form of Restricted Stock Agreement Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan.
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification by Bryan A. Shinn, Chief Executive Officer.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification by Donald A. Merril, Chief Financial Officer.
32.1*	Section 1350 Certification by Bryan A. Shinn, Chief Executive Officer.
32.2*	Section 1350 Certification by Donald A. Merril, Chief Financial Officer.
95.1*	Mine Safety Disclosure
99.1*	Consent of IHS Markit.
101*	101.INS XBRL Instance
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