Form 10-Q
period 2018-06-30
U.S. SILICA HOLDINGS, INC.
filed 2018-07-31
CIK 1524741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-35416

U.S. Silica Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-3718801
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
24275 Katy Freeway, Suite 600
Katy, Texas 77494
(Address of Principal Executive Offices) (Zip Code)
(281) 258-2170
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of July 27, 2018, 77,477,209 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

U.S. Silica Holdings, Inc.
FORM 10-Q
For the Quarter Ended June 30, 2018

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; dollars in thousands)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$322,357	$384,567
Accounts receivable, net	280,019	212,586
Inventories, net	167,415	92,376
Prepaid expenses and other current assets	14,439	13,715
Income tax deposits	3,191	—
Total current assets	787,421	703,244
Property, plant and mine development, net	1,825,653	1,169,155
Goodwill	414,257	272,079
Intangible assets, net	194,795	150,007
Other assets	27,219	12,798
Total assets	$3,249,345	$2,307,283
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$206,994	$171,041
Current portion of long-term debt	13,969	6,867
Current portion of deferred revenue	52,021	36,128
Income tax payable	—	1,566
Total current liabilities	272,984	215,602
Long-term debt, net	1,253,384	505,075
Deferred revenue	59,424	82,286
Liability for pension and other post-retirement benefits	47,022	52,867
Deferred income taxes, net	172,610	29,856
Other long-term obligations	85,417	25,091
Total liabilities	1,890,841	910,777
Commitments and Contingencies (Note O)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; zero issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 81,734,599 issued and 77,681,643 outstanding at June 30, 2018; 81,267,205 issued and 80,524,255 outstanding at December 31, 2017	815	812
Additional paid-in capital	1,160,235	1,147,084
Retained earnings	327,173	287,992
Treasury stock, at cost, 4,052,956 and 742,950 shares at June 30, 2018 and December 31, 2017, respectively	(120,056)	(25,456)
Accumulated other comprehensive loss	(9,663)	(13,926)
Total stockholders’ equity	1,358,504	1,396,506
Total liabilities and stockholders’ equity	$3,249,345	$2,307,283
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales:
Product	$345,957	$235,891	$640,745	$439,143
Service	81,476	54,574	156,001	96,119
Total sales	427,433	290,465	796,746	535,262
Cost of sales (excluding depreciation, depletion and amortization):
Product	236,236	162,238	443,475	324,134
Service	56,609	34,726	110,280	60,018
Total cost of sales (excluding depreciation, depletion and amortization)	292,845	196,964	553,755	384,152
Operating expenses:
Selling, general and administrative	42,232	25,839	76,823	47,978
Depreciation, depletion and amortization	36,563	23,626	65,155	45,225
Asset impairment	16,184	—	16,184	—
Total operating expenses	94,979	49,465	158,162	93,203
Operating income	39,609	44,036	84,829	57,907
Other (expense) income:
Interest expense	(20,214)	(8,105)	(27,284)	(15,751)
Other income (expense), net, including interest income	1,081	638	1,746	(4,779)
Total other expense	(19,133)	(7,467)	(25,538)	(20,530)
Income before income taxes	20,476	36,569	59,291	37,377
Income tax expense	(2,832)	(7,110)	(10,353)	(5,396)
Net income	$17,644	$29,459	$48,938	$31,981
Earnings per share:
Basic	$0.23	$0.36	$0.62	$0.39
Diluted	$0.22	$0.36	$0.62	$0.39
Weighted average shares outstanding:
Basic	77,784	81,087	78,636	81,032
Diluted	78,480	81,945	79,328	82,103
Dividends declared per share	$0.06	$0.06	$0.13	$0.13
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$17,644	$29,459	$48,938	$31,981
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives (net of tax of $1 and $(2) for the three months ended June 30, 2018 and 2017, respectively, and $2 and $(23) for the six months ended June 30, 2018 and 2017, respectively)	4	(3)	6	(39)
Foreign currency translation adjustment (net of tax of $(7) and zero for the three months ended June 30, 2018 and 2017, respectively, and $(9) and zero for the six months ended June 30, 2018 and 2017, respectively)	(544)	—	(541)	—
Pension and other post-retirement benefits liability adjustment (net of tax of $799 and $(1,185) for the three months ended June 30, 2018 and 2017, respectively, and $1,529 and $(845) for the six months ended June 30, 2018 and 2017, respectively)	2,505	(1,967)	4,798	(1,402)
Comprehensive income	$19,609	$27,489	$53,201	$30,540
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; dollars in thousands, except per share amounts)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2017	$812	$(25,456)	$1,147,084	$287,992	$(13,926)	$1,396,506
Net income	—	—	—	48,938	—	48,938
Unrealized gain on derivatives	—	—	—	—	6	6
Foreign currency translation adjustment	—	—	—	—	(541)	(541)
Pension and post-retirement liability	—	—	—	—	4,798	4,798
Cash dividend declared ($0.0625 per share)	—	—	—	(9,757)	—	(9,757)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	13,185	—	—	13,185
Proceeds from options exercised	—	93	(31)	—	—	62
Shares withheld for employee taxes related to vested restricted stock and stock units	3	(4,194)	(3)	—	—	(4,194)
Repurchase of common stock	—	(90,499)	—	—	—	(90,499)
Balance at June 30, 2018	$815	$(120,056)	$1,160,235	$327,173	$(9,663)	$1,358,504
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net income	$48,938	$31,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	65,155	45,225
Asset impairment	16,184	—
Debt issuance amortization	4,421	692
Original issue discount amortization	561	188
Deferred income taxes	11,023	2,149
Deferred revenue	(6,970)	15,235
(Gain) loss on disposal of property, plant and equipment	(5,619)	394
Equity-based compensation	13,185	11,952
Bad debt provision, net of recoveries	387	848
Other	(4,516)	767
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(24,472)	(69,400)
Inventories	6,040	5,207
Prepaid expenses and other current assets	1,333	2,069
Income taxes	(4,757)	4,257
Accounts payable and accrued expenses	(2,883)	25,443
Short-term and long-term obligations-vendor incentives	54,632	—
Liability for pension and other post-retirement benefits	301	454
Net cash provided by operating activities	172,943	77,461
Investing activities:
Capital expenditures	(159,196)	(152,087)
Capitalized intellectual property costs	(3,863)	(1,973)
Acquisition of business, net of cash acquired	(742,841)	(18,636)
Proceeds from sale of property, plant and equipment	26,179	12
Net cash used in investing activities	(879,721)	(172,684)
Financing activities:
Dividends paid	(10,132)	(10,187)
Repurchase of common stock	(90,499)	—
Proceeds from options exercised	62	547
Tax payments related to shares withheld for vested restricted stock and stock units	(4,194)	(3,926)
Proceeds from long-term debt	1,280,000	—
Payments on long-term debt	(493,231)	(3,270)
Financing fees paid	(37,273)	—
Principal payments on capital lease obligations	(165)	(631)
Net cash provided by (used in) financing activities	644,568	(17,467)
Net decrease in cash and cash equivalents	(62,210)	(112,690)
Cash and cash equivalents, beginning of period	384,567	711,225
Cash and cash equivalents, end of period	$322,357	$598,535

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$22,689	$12,766
Taxes, net of refunds	$3,778	$(1,010)
Related party purchases	$1,604	$1,870
Non-cash Items:
Equipment received	$—	$18,185
Accrued capital expenditures	$21,966	$7,171
Capital lease assumed by third-party	$119	$—
Asset retirement obligation assumed by third-party	$2,116	$—
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
Certain reclassifications of prior year's amounts have been made to conform to the current year presentation. In conforming to the current year's presentation, the Company identified and corrected an immaterial amount in its statement of cash flows for the six months ended June 30, 2017. The correction reduced Capital Expenditures within Net Cash Used in Investing Activities with a corresponding decrease to Accounts Payable and Accrued Expenses within Net Cash Used in Operating Activities. The amount is presented as Non-cash Accrued Capital Expenditures and had no impact in the Company's Balance Sheet, Income Statement or Net Change in Cash and Cash Equivalents in the Statement of Cash Flows.
Throughout this report we refer to (i) our Condensed Consolidated Balance Sheets as our “Balance Sheets,” (ii) our Condensed Consolidated Statements of Operations as our “Income Statements,” and (iii) our Condensed Consolidated Statements of Cash Flows as our “Cash Flows.”
Unaudited Interim Financial Statements
The accompanying Balance Sheet as of June 30, 2018; the Income Statements and Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017; the Condensed Consolidated Statements of Stockholders' Equity and Cash Flows for the six months ended June 30, 2018; and other information disclosed in the related notes are unaudited. The Balance Sheet as of December 31, 2017, was derived from our audited consolidated financial statements included in our 2017 Annual Report on Form 10-K.
Use of Estimates and Assumptions
The preparation of the Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to the purchase price allocation for businesses acquired; mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production amortization calculations; environmental, reclamation and closure obligations; estimates of recoverable minerals; estimates of allowance for doubtful accounts; estimates of fair value for certain reporting units and asset impairments (including impairments of goodwill and other long-lived assets); write-downs of inventory to net realizable value; equity-based compensation expense; post-employment, post-retirement and other employee benefit liabilities; valuation allowances for deferred tax assets; contingent considerations; reserves for contingencies and litigation and the fair value and accounting treatment of financial instruments, including derivative instruments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.
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
We recognize revenue for products and materials at a point in time following the transfer of control of such items to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. We account for shipping and handling activities related to product and material sales contracts with customers as costs to fulfill our promise to transfer the associated products pursuant to the accounting policy election allowed under ASC 606-10-18. Accordingly, we record amounts billed for shipping and handling costs as a component of net sales and accrue and classify related costs as a component of cost of sales at the time revenue is recognized.
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
Foreign Currency Translation
For our operations in countries where the functional currency is other than the U.S. dollar, balance sheet amounts are translated using the exchange rate in effect at the balance sheet date. Income statement amounts are translated monthly using the average exchange rate for the respective month. The gains and losses resulting from the changes in exchange rates from year-to-year are recorded as a component of accumulated other comprehensive income or loss as currency translation adjustments, net of tax. Any gains or losses on transactions in currencies other than the functional currency are included in other income (expense), net, including interest income. For the six months ended June 30, 2018, other income (expense), net, including interest income, includes a net realized foreign currency transaction gain of $0.3 million.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Similarly, lessors will be required to classify leases as sales-type, finance or operating, with classification affecting the pattern of income recognition. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. This update is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. This standard mandates a modified retrospective transition method. We have established a project team in order to analyze the standard and have begun to review our current accounting policies and procedures to identify potential differences and changes which would result from applying the requirements of the new standard to our lease contracts. We have identified our population of lease agreements and are currently assessing the impact of other arrangements for embedded leases. While we continue to evaluate the effect of the standard, we anticipate that the adoption will result in a material increase in assets and liabilities on our consolidated balance sheet and will not have a material impact on our consolidated income statement or statement of cash flows.
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
The following is a reconciliation of the effect of the reclassification (in thousands) of the net benefit cost in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2017. In addition, the table reflects the effect of the reclassification between product sales and services sales to conform to the current year's presentation for the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017
	As Previously Reported	Services Reclassifications	ASU 2017-07 Adjustments	As Revised
Product Sales	$246,022	$(10,131)	$—	$235,891
Service Sales	44,443	10,131	—	54,574
Total sales	290,465	—	—	290,465
Product cost of sales	164,025	(1,340)	(447)	162,238
Service cost of sales	33,386	1,340	—	34,726
Total cost of sales (excluding depreciation, depletion and amortization)	197,411	—	(447)	196,964
Selling, general and administrative expenses	26,012	—	(173)	25,839
Operating income	43,416	—	620	44,036
Other income (expense)	1,258	—	(620)	638

	Six Months Ended June 30, 2017
	As Previously Reported	Services Reclassifications	ASU 2017-07 Adjustments	As Revised
Product Sales	$455,343	$(16,200)	$—	$439,143
Service Sales	79,919	16,200	—	96,119
Total sales	535,262	—	—	535,262
Product cost of sales	326,662	(1,794)	(734)	324,134
Service cost of sales	58,224	1,794	—	60,018
Total cost of sales (excluding depreciation, depletion and amortization)	384,886	—	(734)	384,152
Selling, general and administrative expenses	48,353	—	(375)	47,978
Operating income	56,798	—	1,109	57,907
Other income (expense)	(3,670)	—	(1,109)	(4,779)

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

The following table shows the computation of basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017:

In thousands, except per share amounts	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income	$17,644	$29,459	$48,938	$31,981

Denominator:
Weighted average shares outstanding	77,784	81,087	78,636	81,032
Diluted effect of stock awards	696	858	692	1,071
Weighted average shares outstanding assuming dilution	78,480	81,945	79,328	82,103

Basic earnings per share	$0.23	$0.36	$0.62	$0.39
Diluted earnings per share	$0.22	$0.36	$0.62	$0.39

Certain stock options, restricted stock awards and performance share units were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Weighted-average stock awards (in thousands) excluded from the calculation of diluted earnings per common share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted-average outstanding stock options excluded	426	195	427	195
Weighted-average outstanding restricted stock and performance share units awards excluded	264	426	319	48

NOTE C—CAPITAL STRUCTURE AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Common Stock
Our Amended and Restated Certificate of Incorporation authorizes up to 500,000,000 shares of common stock, par value of $0.01. Subject to the rights of holders of any series of preferred stock, all of the voting power of the stockholders of Holdings shall be vested in the holders of the common stock. There were 81,734,599 shares issued and 77,681,643 shares outstanding at June 30, 2018. There were 81,267,205 shares issued and 80,524,255 shares outstanding at December 31, 2017.
During the six months ended June 30, 2018, our Board of Directors declared quarterly cash dividends as follows:

Dividends per Common Share	Declaration Date	Record Date	Payable Date
$0.0625	February 16, 2018	March 15, 2018	April 5, 2018
$0.0625	May 14, 2018	June 15, 2018	July 6, 2018
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

There were no shares of preferred stock issued or outstanding at June 30, 2018 or December 31, 2017. At present, we have no plans to issue any preferred stock.
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
In May 2018, our Board of Directors authorized the repurchase of up to $200 million of our common stock. During the three months ended June 30, 2018, we repurchased 536,139 shares of our common stock at an average price of $28.91 and had $184.5 million of remaining availability under this program.
In October 2017, our Board of Directors authorized us to repurchase up to $100 million of our common stock by December 11, 2018. During the three months ended March 31, 2018, we repurchased 2,828,023 shares of our common stock at an average price of $26.52 under this program. As of March 31, 2018, we had repurchased a total of 3,555,104 shares of our common stock at an average price of $28.13, and fully utilized our shares authorized to be repurchased at such time.

Our Board of Directors previously had authorized the repurchase of up to $50.0 million of our common stock. This program expired on December 11, 2017. We repurchased a total of 706,093 shares of our common stock at an average price of $23.83 under this program.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of fair value adjustments associated with cash flow hedges, accumulated adjustments for net experience losses and prior service cost related to employee benefit plans and foreign currency translation adjustments, net of tax. The following table presents the changes in accumulated other comprehensive loss by component (in thousands) during the six months ended June 30, 2018:

	For the Six Months Ended June 30, 2018
	Unrealized gain/(loss) on cash flow hedges	Foreign currency translation adjustments	Pension and other post-retirement benefits liability	Total
Beginning Balance	$(76)	$(6)	$(13,844)	$(13,926)
Other comprehensive gain (loss) before reclassifications	—	(541)	4,314	3,773
Amounts reclassed from accumulated other comprehensive loss	6	—	484	490
Ending Balance	$(70)	$(547)	$(9,046)	$(9,663)
Amounts reclassified from accumulated other comprehensive loss related to cash flow hedges are included in interest expense in our Income Statements and amounts reclassified related to pension and other post-retirement benefits are included in the computation of net periodic benefit costs at their pre-tax amounts.

NOTE D—BUSINESS COMBINATIONS

2018 Acquisition:
On May 1, 2018, we completed the acquisition of all of the outstanding capital stock of EP Acquisition Parent, Inc., a Delaware corporation (“EPAP”), and the ultimate parent of EP Minerals, LLC ("EPM"). Contemporaneous with the merger, EPAP was renamed EP Minerals Holdings, Inc. ("EPMH"). The consideration paid consisted of $742.8 million of cash, net of cash acquired of $19.1 million, subject to customary post-closing adjustments. A portion of the cash consideration has been deposited into escrow to support the post-closing purchase price adjustment. EPM is a global producer of engineered materials derived from industrial minerals, including diatomaceous earth, clay (calcium bentonite) and perlite. EPM's industrial minerals are used as filter aids, absorbents and functional additives for a variety of industries including food and beverage, biofuels, recreational water, oil and gas, farm and home, landscape, sports turf, paint, plastics, and insecticides. The acquisition of EPM increased our industrial materials product offering in our Industrial & Specialty Products segment.
We have accounted for the acquisition of EPMH under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Estimates of fair value included in the consolidated financial statements represent our best estimates and valuations. In accordance with the acquisition method of accounting, the allocation of consideration value is subject to adjustment until we complete our analysis, within a period of time not to exceed one year after the date of acquisition, or May 1, 2019, in order to provide us with the time to complete the valuation of its assets and liabilities.
The following table sets forth the preliminary allocation of the purchase price to EPMH's identifiable tangible and intangible assets acquired and liabilities assumed (in thousands):

Preliminary allocation of purchase price:	(In thousands)
Accounts receivable, net	$43,354
Inventories	84,395
Property, plant and mine development	123,086
Mineral rights	462,050
Identifiable intangible assets - finite lived	21,050
Identifiable intangible assets - indefinite lived	25,050
Prepaids and deposits	2,054
Other assets	4,089
Goodwill	139,378
Total assets acquired	904,506
Accounts payable	13,435
Accrued expenses and other current liabilities	8,255
Deferred tax liabilities	130,209
Long term obligations	9,766
Total liabilities assumed	$161,665
Net assets acquired	$742,841

The acquired intangible assets and the related estimated useful lives consist of the following:

	Approximate Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Technology and intellectual property	2,000	15
Customer relationships	$19,050	15
Total identifiable intangible assets - finite lived	$21,050

Goodwill represents the excess of the purchase price over the fair value of the underlying net assets acquired. Goodwill in this transaction is attributable to planned growth in our industrial materials product offering in our Industrial & Specialty Products segment. Intangibles and goodwill are not expected to be deductible for tax purposes.
Our Income Statement included revenue of $41.7 million and a net loss of $0.7 million for both the three and six months ended June 30, 2018, associated with EPMH following the date of acquisition. We incurred $8.8 million and $10.9 million of acquisition-related charges, excluding debt issuance costs, for the three and six months ended June 30, 2018, respectively, which are included in selling, general and administrative expenses on our Income Statement.
The acquisition of EPMH was accounted for using the acquisition method of accounting. The purchase price and purchase price allocation is subject to customary post-closing adjustments and changes in the fair value of assets and liabilities. The above estimated fair values of net assets acquired are based on the information that was available as of the reporting date. We believe that the information provides a reasonable basis for estimating the fair values of the acquired assets and assumed liabilities, but the potential for measurement period adjustments exists based on our continuing review of matters related to the acquisition. As a result, our final purchase price allocation may be significantly different than reflected above. We expect to complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.
Unaudited Pro Forma Results
The results of EPMH's operations have been included in the consolidated financial statements subsequent to the acquisition date. EPMH's fiscal year end was November 30 and the Company's fiscal year end was December 31. Under SEC regulations, if a target's fiscal year end varies by more than 93 days from the acquirer's fiscal year end, it is required to adjust interim periods until it is within 93 days. Since EPMH’s fiscal year end was within 93 days of the Company's fiscal year end, no adjustment is necessary and EPMH’s fiscal year end and interim period ends are used as if they coincided with the Company's fiscal year end and interim period end. The following unaudited pro forma consolidated financial information reflects the results of operations as if the EPMH acquisition had occurred on January 1, 2017, after giving effect to certain purchase accounting adjustments. Material non-recurring transaction costs attributable to the business combination were $15.2 million. Pro forma net income includes incremental interest expense due to the related debt financing, incremental depreciation and depletion expense related to the fair value adjustment of property, plant and mine development, amortization expense related to identifiable intangible assets, and tax expense related to the combined tax provisions. This information does not purport to be indicative of the actual results that would have occurred if the acquisition had actually been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales	$451,566	$341,113	$879,493	$629,196
Net income	$19,693	$13,196	$70,539	$8,097
Basic earnings per share	$0.25	$0.16	$0.90	$0.10
Diluted earnings per share	$0.25	$0.16	$0.89	$0.10

Basic shares	77,784	81,087	78,636	81,032
Diluted shares	78,480	81,945	79,328	82,103

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
We have incurred $1.0 million to date of acquisition-related charges which are included in selling, general and administrative expenses. Revenue and earnings for MS Sand after the acquisition date are not presented as the business was integrated into our operations subsequent to the acquisition and therefore impracticable to quantify.
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

	For the year ended December 31,
	2017	2016
Sales	$1,287,202	$642,951
Net income (loss)	$143,604	$(55,835)
Basic earnings (loss) per share	$1.77	$(0.86)
Diluted earnings (loss) per share	$1.75	$(0.86)
NOTE E—ACCOUNTS RECEIVABLE
At June 30, 2018 and December 31, 2017, accounts receivable (in thousands) consisted of the following:

	June 30, 2018	December 31, 2017
Trade receivables	$281,951	$217,649
Less: Allowance for doubtful accounts	(7,773)	(7,100)
Net trade receivables	274,178	210,549
Other receivables	5,841	2,037
Total accounts receivable	$280,019	$212,586
Changes in our allowance for doubtful accounts (in thousands) during the six months ended June 30, 2018 are as follows:

June 30, 2018
Beginning balance	$7,780
Bad debt provision	387
Write-offs	(394)
Ending balance	$7,773
Our ten largest customers accounted for approximately 50% and 58% of total sales during the six months ended June 30, 2018 and 2017, respectively. Sales to one of our customers accounted for 14% of our total sales during the six months ended June 30, 2018. Sales to two of our customers accounted for 14% and 12% of our total sales during the six months ended June 30, 2017. No other customers accounted for 10% or more of our total sales. At June 30, 2018, one of our customers' accounts receivable represented 15% of our total accounts receivable, net of allowance. At December 31, 2017, two of our customers' accounts receivable represented 19% and 11% of our total accounts receivable, net of allowance. No other customers accounted for 10% or more of our total accounts receivable.
NOTE F—INVENTORIES
At June 30, 2018 and December 31, 2017, inventories (in thousands) consisted of the following:

	June 30, 2018	December 31, 2017
Supplies	$36,639	$21,277
Raw materials and work in process	72,238	28,034
Finished goods	58,538	43,065
Total inventories	$167,415	$92,376

NOTE G—PROPERTY, PLANT AND MINE DEVELOPMENT
At June 30, 2018 and December 31, 2017, property, plant and mine development (in thousands) consisted of the following:

	June 30, 2018	December 31, 2017
Mining property and mine development	$1,051,824	$586,242
Asset retirement cost	14,308	14,184
Land	42,189	36,552
Land improvements	66,336	45,878
Buildings	73,150	56,330
Machinery and equipment	790,655	590,566
Furniture and fixtures	4,053	2,953
Construction-in-progress	183,222	189,970
	2,225,737	1,522,675
Accumulated depletion, depreciation and amortization	(400,084)	(353,520)
Total property, plant and mine development, net	$1,825,653	$1,169,155
At June 30, 2018 and December 31, 2017, the aggregate cost of machinery and equipment acquired under capital leases was $1.1 million and $0.9 million, respectively, reduced by accumulated depreciation of $0.2 million and $0.2 million, respectively. The amount of interest costs capitalized in property, plant and mine development was $3.3 million for the six months ended June 30, 2018. There were no interest costs capitalized for the six months ended June 30, 2017.
On March 21, 2018, we completed the sale of three transload facilities located in the Permian, Eagle Ford, and Marcellus Basins to CIG Logistics (“CIG”) for total consideration of $86.1 million, including the assumption by CIG of $2.2 million of Company obligations. Total cash consideration was $83.9 million. The consideration includes receipt of a vendor incentive from CIG to enter into master transloading service arrangements. Of the total consideration, $25.8 million was allocated to the fair value of the transload facilities, which had a net book value of $20.0 million and resulted in a gain on sale of $5.8 million. The consideration included a related asset retirement obligation of $2.1 million and an equipment note of $0.1 million assumed by CIG. In addition, $60.3 million of the consideration received in excess of the facilities' fair value was allocated to vendor incentives to be recognized as a reduction of costs using a service-level methodology over the contract lives of the transloading service arrangements. At June 30, 2018, vendor incentives of $10.6 million and $46.3 million were classified in accounts payable and accrued expenses and in other long-term obligations, respectively, on our balance sheet.
Separately, on March 21, 2018, we accrued $7.9 million in contract termination costs for facilities contracts operated by third-parties, which will not transfer to CIG. During the three months ended June 30, 2018, as a result of the final settlement of these contracts, we recorded a $2.7 million credit in selling, general and administrative expenses on our Income Statement.
During the three months ended June 30, 2018, we recorded a $16.2 million asset impairment related to the closure of our resin coating facility and associated product portfolio.

NOTE H—GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill (in thousands) consisted of the following:

Goodwill
Balance at December 31, 2017	$272,079
EPMH acquisition	139,378
MS Sand acquisition measurement period adjustment	2,800
Balance at June 30, 2018	$414,257

The changes in the carrying amount of intangible assets (in thousands) consisted of the following:

		June 30, 2018			December 31, 2017
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)
Technology and intellectual property	15	$76,588	$(8,413)	$68,175	$70,703	$(5,917)	$64,786
Customer relationships	13 - 15	80,279	(11,777)	68,502	61,229	(9,076)	52,153
Total definite-lived intangible assets:		$156,867	$(20,190)	$136,677	$131,932	$(14,993)	$116,939
Trade name		58,118	—	58,118	33,068	—	33,068
Total intangible assets:		$214,985	$(20,190)	$194,795	$165,000	$(14,993)	$150,007

Amortization expense was $2.9 million and $5.2 million for the three and six months ended June 30, 2018, respectively. Amortization expense was $2.2 million and $4.2 million for the three and six months ended June 30, 2017, respectively.

The estimated amortization expense related to definite-lived intangible assets (in thousands) for the five succeeding years is as follows:

2018	$5,586
2019	10,894
2020	10,894
2021	10,894
2022	10,894
NOTE I—DEBT
At June 30, 2018 and December 31, 2017, debt (in thousands) consisted of the following:

	June 30, 2018	December 31, 2017
Senior secured credit facility:
Revolver expiring May 1, 2023 (8.0% at June 30, 2018 and 5.75% at December 31, 2017)	$—	$—
Term loan facility—final maturity May 1, 2025 (6.13% at June 30, 2018 and 4.75%-5.25% December 31, 2017)	1,276,800	489,075
Less: Unamortized original issue discount	(6,670)	(944)
Less: Unamortized debt issuance cost	(29,665)	(3,099)
Note payable secured by royalty interest	25,410	24,740
Customer note payable	286	745
Equipment notes payable	448	719
Capital leases	744	706
Total debt	1,267,353	511,942
Less: current portion	(13,969)	(6,867)
Total long-term portion of debt	$1,253,384	$505,075
Revolving Line-of-Credit
We have a $100.0 million revolving line-of-credit (the “Revolver”), with zero drawn and $4.0 million allocated for letters of credit as of June 30, 2018, leaving $96.0 million available under the Revolver.

Senior Secured Credit Facility
At June 30, 2018, contractual maturities of our senior secured credit facility (in thousands) are as follows:

2018	$6,400
2019	12,800
2020	12,800
2021	12,800
Thereafter	1,232,000
Total	$1,276,800
On May 1, 2018, we entered into the Third Amended and Restated Credit Agreement (the "Credit Agreement"). The Credit Agreement increases our existing senior debt by entering into a new $1.380 billion senior secured credit facility, consisting of a $1.280 billion term loan and a $100 million revolving credit facility that may also be used for swingline loans or letters of credit, and we may elect to increase the term loan in accordance with the terms of the Credit Agreement. Borrowings under the Credit Agreement will bear interest at variable rates as determined at our election, at LIBOR or a base rate, in each case, plus an applicable margin. In addition, under the Credit Agreement, we are required to pay a per annum facility fee and fees for letters of credit. The Credit Agreement is secured by substantially all of our assets and of our domestic subsidiaries' assets and a pledge of the equity interests in such entities. The term loan matures on May 1, 2025, and the revolving credit facility expires May 1, 2023. We incurred $37.3 million in debt issuance costs and original issue discount, of which $35.0 million was capitalized, as result of the new Credit Agreement, and wrote-off $1.1 million of capitalized debt issuance costs relating to the previously existing senior debt.
The facility contains covenants that, among other things, govern our ability, and certain of our subsidiaries' abilities, to create, incur or assume indebtedness and liens, to make acquisitions or investments, to sell assets and to pay dividends. The Credit Agreement also requires us to maintain a consolidated leverage ratio of no more than 3.75:1.00 as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 30% of the Revolver commitment. These covenants are subject to a number of important exceptions and qualifications. The Credit Agreement includes events of default and other affirmative and negative covenants that are usual for facilities and transactions of this type. As of June 30, 2018, and December 31, 2017, we are in compliance with all covenants in accordance with our senior secured credit facility.
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

2018	$875
2019	1,750
2020	1,750
2021	1,750
2022	1,750
Under this agreement once a certain number of tons have been shipped from the Tyler facility, the minimum payments will decrease to $0.5 million per year, subject to proration in the period this threshold is met.
The royalty note payable fair value was estimated to be $22.5 million on the acquisition date. The estimate was made using a discounted cash flow model, which calculated the present value of projected future cash payments required under the agreement using a discounted rate of 14%. As of June 30, 2018, the note payable had a balance of $25.4 million. The increase in the note payable amount is due to interest paid-in-kind. The effective interest rate based on the updated projected future cash payments was 22% at June 30, 2018.

NOTE J—DEFERRED REVENUE
We enter into certain customer supply agreements which give the customers the right to purchase certain products for a discounted price at certain volumes over an average initial contract term of one to five years. The advance payments represent future purchases and are recorded as deferred revenue, recognized as revenue over the contract term of each supply agreement. During the six months ended June 30, 2018 we received advances of $13.4 million. At June 30, 2018 and December 31, 2017, the total deferred revenue balance was $111.4 million and $118.4 million, respectively, of which $52.0 million and $36.1 million was classified as current on our Balance Sheets.
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
As of June 30, 2018, we had a liability of $19.8 million in other long-term obligations related to our asset retirement obligation. Changes in the asset retirement obligation (in thousands) during the six months ended June 30, 2018 are as follows:

June 30, 2018
Beginning balance	$19,032
Accretion	611
Additions and revisions of prior estimates	(487)
Addition related to EPMH acquisition	2,733
Disposal related to sale of transloads	(2,116)
Ending balance	$19,773
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
Cash Equivalents
Due to the short-term maturity, we believe our cash equivalent instruments at June 30, 2018 and December 31, 2017 approximate their reported carrying values.
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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default of ourselves and our counterparties. However, as of June 30, 2018, we have assessed that the impact of the credit valuation adjustments on the overall valuation of our derivative positions is not significant. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of June 30, 2018, and December 31, 2017, the fair value of our derivative instruments was zero. Additional disclosures for derivative instruments are presented in Note M - Derivative Instruments to these Financial Statements.

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
The following table summarizes the fair value of our derivative instruments (in thousands, except contract/notional amount). See Note L - Fair Value Accounting for additional disclosures regarding the estimated fair values of our derivative instruments at June 30, 2018 and December 31, 2017.

		June 30, 2018					December 31, 2017
	Maturity Date	Contract/Notional Amount		Carrying Amount	Fair Value	Maturity Date	Contract/Notional Amount		Carrying Amount	Fair Value
Interest rate cap agreement(1)	2019	$249	million	$—	$—	2019	$249	million	$—	$—

(1) Agreements limit the LIBOR floating interest rate base to 4%.
We have designated these contracts as qualified cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings. During the six months ended June 30, 2018, we had no material ineffectiveness for such contract. During the six months ended June 30, 2017, we had no ineffectiveness for such contract.
The following table summarizes the effect of derivatives instruments (in thousands) on our income statements and our consolidated statements of comprehensive income for the three months ended June 30, 2018 and 2017.

	June 30, 2018	June 30, 2017
Deferred losses from derivatives in OCI, beginning of period	$(76)	$(32)
Loss recognized in OCI from derivative instruments	—	(39)
Gain reclassified from Accumulated OCI	6	—
Deferred losses from derivatives in OCI, end of period	$(70)	$(71)

NOTE N—EQUITY-BASED COMPENSATION
In July 2011, we adopted the U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan (the “2011 Plan”), which was amended and restated in May 2015. The 2011 Plan provides for grants of stock options, restricted stock, performance share units and other incentive-based awards. We believe our 2011 Plan aligns the interests of our employees and directors with those of our common stockholders. At June 30, 2018, we have 3,650,262 shares of common stock that may be issued under the 2011 Plan. We use a combination of treasury stock and new shares if necessary to satisfy option exercises or vesting of restricted awards and performance share units.
Stock Options

The following table summarizes the status of, and changes in, our stock option awards during the six months ended June 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2017	908,919	$28.46	$7,008	6.1 years
Granted	—	—	—
Exercised	(4,167)	14.65	—
Forfeited	(918)	31.30	—
Expired	(1,838)	$31.30	$—
Outstanding at June 30, 2018	901,996	$28.52	$3,692	5.3 years
Exercisable at June 30, 2018	855,446	$27.38	$3,692	5.2 years
There were no grants of stock options during the three and six months ended June 30, 2018 and 2017.
There were 4,167 stock options exercised during both the three and six months ended June 30, 2018. There were 2,083 and 26,935 stock options exercised during the three and six months ended June 30, 2017, respectively. The total intrinsic value of stock options exercised was $0.1 million for the three and six months ended June 30, 2018. The total intrinsic value of stock options exercised was $0.1 million and $0.9 million for the three and six months ended June 30, 2017, respectively. Cash received from options exercised during the three and six months ended June 30, 2018 was $62 thousand. Cash received from options exercised during the three and six months ended June 30, 2017 was thirty thousand and $0.5 million, respectively. The tax benefit realized from option exercises was fourteen thousand for the three and six months ended June 30, 2018. The tax benefit realized from option exercises was twenty thousand and $0.3 million for the three and six months ended June 30, 2017, respectively.
We recognized $0.4 million and $0.9 million of equity-based compensation expense related to options during the three and six months ended June 30, 2018, respectively. We recognized $0.6 million and $1.3 million of equity-based compensation expense related to options during the three and six months ended June 30, 2017, respectively. As of June 30, 2018, there was $0.3 million of total unrecognized compensation expense related to these options, which is expected to be recognized over a weighted-average period of approximately 0.3 years. We account for forfeitures as they occur.
Restricted Stock and Restricted Stock Unit Awards
The following table summarizes the status of, and changes in, our unvested restricted stock awards during the six months ended June 30, 2018:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2017	461,346	$30.76
Granted	237,931	26.34
Vested	(216,228)	30.04
Forfeited	(22,827)	31.76
Unvested, June 30, 2018	460,222	$28.77
We granted 234,079 and 237,931 restricted stock and restricted stock unit awards during the three and six months ended June 30, 2018, respectively. We granted 139,451 and 140,951 restricted stock and restricted stock unit awards during the three and six months ended June 30, 2017, respectively. The fair value of the awards was based on the market price of our stock at date of grant.
We recognized $2.0 million and $3.8 million of equity-based compensation expense related to restricted stock awards during the three and six months ended June 30, 2018, respectively. We recognized $1.8 million and $3.3 million of equity-based compensation expense related to restricted stock awards during the three and six months ended June 30, 2017, respectively. As of June 30, 2018, there was $11.0 million of total unrecognized compensation expense related to these restricted stock awards, which is expected to be recognized over a weighted-average period of 1.9 years.

Performance Share Unit Awards
The following table summarizes the status of, and changes in, our performance share unit awards during the six months ended June 30, 2018:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2017	881,416	$42.16
Granted	201,417	31.24
Vested	(225,000)	41.99
Forfeited	(8,072)	52.92
Unvested, June 30, 2018	849,761	$39.31
We granted 201,417 and 90,501 of performance share unit awards during the three and six months ended June 30, 2018 and 2017, respectively. The grant date fair value of these awards was estimated to be $31.24 and $67.69 for both the three and six months ended June 30, 2018 and 2017, respectively, and the number of units that will vest will depend on the percentage ranking of the Company's total shareholder return ("TSR") compared to the TSRs for each of the companies in the peer group over the three year period from January 1, 2018 through December 31, 2020 for the current period grant, and from January 1, 2017 through December 31, 2019 for the prior year grant. The related compensation expense is recognized on a straight-line basis over the vesting period.
The grant date fair value for these awards was estimated using a Monte Carlo simulation model. The Monte Carlo simulation model requires the use of highly subjective assumptions. Our key assumptions in the model included the price and the expected volatility of our common stock and our self-determined peer group companies’ stock, risk-free rate of interest, dividend yields and cross-correlations between our common stock and our self-determined peer group companies' stock.
We recognized $4.5 million and $8.6 million of compensation expense related to performance share unit awards during the three and six months ended June 30, 2018, respectively. We recognized $4.0 million and $7.4 million of compensation expense related to performance share unit awards during the three and six months ended June 30, 2017, respectively. As of June 30, 2018, there was $15.5 million of estimated total unrecognized compensation expense related to these performance share unit awards, which is expected to be recognized over a weighted-average period of 1.4 year.
NOTE O—COMMITMENTS AND CONTINGENCIES
Future Minimum Annual Commitments at June 30, 2018 (in thousands):

Year ending December 31,	Operating Lease Minimum Rental Payments	Minimum Purchase Commitments
2018	$39,115	$12,413
2019	73,080	21,037
2020	57,683	15,663
2021	38,639	8,008
2022	31,652	5,640
Thereafter	61,790	4,141
Total future lease and purchase commitments	$301,959	$66,902
Operating Leases
We are obligated under certain operating leases for railroad cars, office space, mining property, mining/processing equipment and transportation and other equipment. Certain operating lease agreements include options to purchase the equipment for fair market value at the end of the original lease term. In general, the above leases include renewal options and provide that we pay for all utilities, insurance, taxes and maintenance. Expense related to operating leases and rental agreements totaled approximately $24.9 million and $47.7 million for the three and six months ended June 30, 2018. Expense related to operating leases and rental agreements totaled approximately $15.8 million and $31.2 million for the three and six months ended June 30, 2017, respectively.

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
Other Commitments and Contingencies
Our operating subsidiary, U.S. Silica Company (“U.S. Silica”), has been named as a defendant in various product liability claims alleging silica exposure causing silicosis. During the six months ended June 30, 2018, one new claim was brought against U.S. Silica. As of June 30, 2018, there were 56 active silica-related products liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, it is not reasonably possible that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations that exceeds the accrual amounts.
We have recorded estimated liabilities for these claims in other long-term obligations as well as estimated recoveries under the indemnity agreement and an estimate of future recoveries under insurance in other assets on our condensed consolidated balance sheets. As of both June 30, 2018, and December 31, 2017 other non-current assets included zero for insurance for third-party products liability claims and other long-term obligations included $1.0 million for third-party products liability claims.
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
Net pension benefit cost (in thousands) consisted of the following for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service cost	$322	$149	$601	$444
Interest cost	1,158	571	2,136	1,454
Expected return on plan assets	(1,491)	(757)	(2,734)	(2,088)
Net amortization and deferral	631	255	1,264	948
Net pension benefit costs	$620	$218	$1,267	$758

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
Net post-retirement benefit cost (in thousands) consisted of the following for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service cost	$27	$33	$54	$65
Interest cost	188	191	376	383
Expected return on plan assets	—	(1)	(1)	(1)
Net amortization and deferral	—	53	—	107
Net post-retirement benefit costs	$215	$276	$429	$554
We contributed $0.5 million and $0.8 million to the qualified pension plan for the three and six months ended June 30, 2018, respectively. We contributed $0.3 million to the qualified pension plan for the three and six months ended June 30, 2017. Total expected employer funding contributions during the fiscal year ending December 31, 2018 are $2.5 million for the pension plan and $1.4 million for the post-retirement medical and life plan.
We contribute to three multiemployer defined benefit pension plans under the terms of collective-bargaining agreements for union-represented employees. A multiemployer plan is subject to collective bargaining for employees of two or more unrelated companies. These plans allow multiple employers to pool their pension resources and realize efficiencies associated with the daily administration of the plan. Multiemployer plans are generally governed by a board of trustees composed of management and labor representatives and are funded through employer contributions. However, in most cases, management is not directly represented. Our contributions to individual multiemployer pension funds did not exceed 5% of the fund’s total contributions. Additionally, our contributions to the multiemployer post-retirement benefit plans were immaterial for the three and six months ended June 30, 2018 and 2017.
NOTE Q— OBLIGATIONS UNDER GUARANTEES
We have indemnified our insurers against any loss they may incur in the event that holders of surety bonds, issued on our behalf, execute the bonds. As of June 30, 2018, there was $28.6 million in bonds outstanding. The majority of these bonds, $25.6 million, relate to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to such indefinite purposes as licenses, permits, and tax collection.
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
The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. As we are not subject to either the international changes of the Tax Act or other applicable provisions, we believe that the income tax effects of the Tax Act applicable to our accounting under ASC 740 is substantially complete as of June 30, 2018. Additional information that may affect the accounting under ASC 740 would include further clarification and guidance on how the Internal Revenue Service and state taxing authorities will implement the Tax Act. We did not make any Tax Act adjustments to the accounting under ASC 740 for the three and six months ended June 30, 2018, and we do not believe potential adjustments in future periods would materially impact the Company’s financial condition or results of operations.
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
For the three and six months ended June 30, 2018, we recorded a tax expense of $0.2 million and $0.7 million, respectively, related to equity compensation pursuant to ASU 2016-09. For the three and six months ended June 30, 2017, we recorded a tax benefit of $0.2 million and $1.7 million, respectively, related to equity compensation pursuant to ASU 2016-09.
The effective tax rate was 14% and 17% for the three and six months ended June 30, 2018, respectively. The effective tax rate was 19% and 14% for the three and six months ended and June 30, 2017, respectively. The effective tax rate for the three and six months ended June 30, 2018 would have been 13% and 16%, respectively, without the equity compensation tax benefit or expense recorded discretely. The effective tax rate for the three and six months ended June 30, 2017 would have been 20% and 19%, respectively, without the equity compensation tax benefit or expense recorded discretely.
Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes.

NOTE S— REVENUE
We consider sales disaggregated at the product and service level by segment to depict how the nature, amount, timing and uncertainty of revenues and cash flow are impacted by changes in economic factors. The following table disaggregates our sales by major source for the three and six months ended June 30, 2018 (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
Category	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales
Product	$242,587	$103,370	$345,957	$481,009	$159,736	$640,745
Service	81,476	—	81,476	155,984	17	156,001
Total Sales	$324,063	$103,370	$427,433	$636,993	$159,753	$796,746

The following tables reflect the changes in our contract assets, which we classify as unbilled receivables and our contract liabilities, which we classify as deferred revenues, for the six months ended June 30, 2018 (in thousands):

Unbilled Receivables
December 31, 2017	$5,245
Reclassifications to billed receivables	(8,161)
Revenues recognized in excess of period billings	5,428
June 30, 2018	$2,512

Deferred Revenue
December 31, 2017	$118,414
Revenues recognized from balances held at the beginning of the period	(20,344)
Revenues deferred from period collections on unfulfilled performance obligations	13,375
June 30, 2018	$111,445
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

NOTE T— RELATED PARTY TRANSACTIONS

A current officer of one of our operating subsidiaries holds an ownership interest in a transportation brokerage and logistics services vendor, from which we made purchases of approximately $0.9 million and $1.8 million for the three and six months ended June 30, 2018, respectively, and $1.2 million and $1.9 million for the three and six months ended June 30, 2017, respectively.

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
The Industrial & Specialty Products segment consists of over 400 products and materials used in a variety of industries, including container glass, fiberglass, specialty glass, flat glass, building products, fillers and extenders, foundry products, chemicals, recreation products and filtration products.
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
The following table presents sales and segment contribution margin (in thousands) for the reporting segments and other operating results not allocated to the reported segments for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales:
Oil & Gas Proppants	$324,063	$235,018	$636,993	$427,976
Industrial & Specialty Products	103,370	55,447	159,753	107,286
Total sales	427,433	290,465	796,746	535,262
Segment contribution margin:
Oil & Gas Proppants	114,607	71,222	214,041	110,062
Industrial & Specialty Products	41,301	23,267	61,831	43,484
Total segment contribution margin	155,908	94,489	275,872	153,546
Operating activities excluded from segment cost of sales	(21,320)	(988)	(32,881)	(2,436)
Selling, general and administrative	(42,232)	(25,839)	(76,823)	(47,978)
Depreciation, depletion and amortization	(36,563)	(23,626)	(65,155)	(45,225)
Asset impairment	(16,184)	—	(16,184)	—
Interest expense	(20,214)	(8,105)	(27,284)	(15,751)
Other income (expense), net, including interest income	1,081	638	1,746	(4,779)
Income tax expense	(2,832)	(7,110)	(10,353)	(5,396)
Net income	$17,644	$29,459	$48,938	$31,981
Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. At June 30, 2018, goodwill of $414.3 million has been allocated to these segments with $250.3 million assigned to Oil & Gas Proppants and $164.0 million to Industrial & Specialty Products. At December 31, 2017, goodwill of $272.1 million had been allocated to these segments with $247.5 million assigned to Oil & Gas Proppants and $24.6 million to Industrial & Specialty Products.
NOTE V— SUBSEQUENT EVENTS
On July 6, 2018, we paid a cash dividend of $0.0625 per share to common stockholders of record on June 15, 2018, which had been declared by our Board of Directors on May 14, 2018.
On July 16, 2018, our Board of Directors declared a quarterly cash dividend of $0.0625 per share to common stockholders of record at the close of business on September 14, 2018, payable on October 3, 2018.

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
Overview
We are a performance materials company and one of the largest domestic producers of commercial silica, a specialized mineral that is a critical input into a variety of attractive end markets. Through our recent acquisition of EP Minerals, LLC, we are an industry leader in the production of products derived from diatomaceous earth, perlite, engineered clays, and non-activated clays. During our 118-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 430 diversified products to customers across these markets. As of June 30, 2018, we operate 27 production facilities across the United States. We control 757 million tons of reserves of commercial silica, which can be processed to make 320 million tons of finished products that meet American Petroleum Institute (API) frac sand specifications, and 53 million tons of reserves of diatomaceous earth, perlite, and clays.
Our operations are organized into two segments based on end markets served: (1) Oil & Gas Proppants and (2) Industrial & Specialty Products. Our segments are complementary because our ability to sell to a wide range of customers across end markets allows us to maximize recovery rates in our mining operations, optimize our asset utilization and reduce the cyclicality of our earnings.
Acquisitions
On May 1, 2018, we completed the acquisition of all of the outstanding capital stock of EP Acquisition Parent, Inc., a Delaware corporation (“EPAP”), and the ultimate parent of EP Minerals, LLC ("EPM"). Contemporaneous with the merger, EPAP was renamed EP Minerals Holdings, Inc. ("EPMH"). The consideration paid consisted of $742.8 million of cash, net of cash acquired of $19.1 million, subject to customary post-closing adjustments. A portion of the cash consideration has been deposited into escrow to support the post-closing purchase price adjustment. EPM is a global producer of engineered materials derived from industrial minerals, including diatomaceous earth, clay (calcium bentonite) and perlite. EPM's industrial minerals are used as filter aids, absorbents and functional additives for a variety of industries including food and beverage, biofuels, recreational water, oil and gas, farm and home, landscape, sports turf, paint, plastics, and insecticides. The acquisition of EPM increased our industrial materials product offering in our Industrial & Specialty Products segment.
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
Recent Trends and Outlook
Oil and gas proppants end market trends
Increased demand for frac sand has historically been driven by the growth in the use of hydraulic fracturing as a means to extract hydrocarbons from shale formations. According to the IHS Markit Proppant IQ, Proppant Market Analysis 2018 Q2 release, published June 2018, U.S. raw sand proppant demand was 42% higher on a run rate basis during the first quarter of 2018 than its previous peak in 2014, and is expected to continue to grow.
Declines in oil prices beginning in 2015 reduced oil and gas drilling and completion activity in North America during 2015 and most of 2016. As of September 30, 2016, the U.S. land rig count had fallen over 70% from its peak in 2014. Demand for frac sand fell in conjunction with the rig count and activity levels, partially offset by higher proppant per well to optimize recovery and production rates. The North American market for proppant stabilized and began to grow during the last quarter of 2016 due to increases in North America oil and gas drilling and completion activity. As of June 30, 2018, U.S. land rig count has increased 59% since December 31, 2016. Driven by the corresponding increase in frac sand demand, sales and tons sold increased sequentially during the three months ended June 30, 2018 compared to the three months ended March 31, 2018, as summarized below.

Amounts in thousands except per ton data	Three months ended			Percentage Change
Oil & Gas Proppants	June 30, 2018	March 31, 2018	December 31, 2017	June 30, 2018 vs. March 31, 2018	March 31, 2018 vs. December 31, 2017
Sales	$324,063	$312,930	$306,019	4%	2%
Tons Sold	3,465	3,252	3,171	7%	3%
Average Selling Price per Ton	$93.52	$96.23	$96.51	(3)%	—%

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
Industrial and specialty products end market trends
Demand in the industrial and specialty products end markets is relatively stable and is primarily influenced by key macroeconomic drivers such as housing starts, population growth, light vehicle sales, beer and wine production, repair and remodel activity and industrial production. The primary end markets served by our production used in Industrial & Specialty Products are building and construction products, fillers and extenders, filtration, glassmaking, absorbents, foundry, and sports and recreation. We have been increasing our value-added product offerings in the industrial and specialty products end markets. These new higher margin product sales have increased our Industrial & Specialty Products segment's profitability. For instance, on April 1, 2017, we completed the White Armor acquisition, a product line of cool roof granules used in industrial roofing applications. On May 1, 2018, we also completed the acquisition of EPM, a global producer of engineered materials derived from industrial minerals, including diatomaceous earth, clay (calcium bentonite) and perlite.
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

•
Increase our presence and product offering in industrial and specialty products end markets. Our research and business development teams work in tandem with our customers to develop new products, which we expect will either increase our presence and market share in certain industrial and specialty products end markets or allow us to enter new markets. We manage a robust pipeline of new products in various stages of development. Some of these products have already come to market, resulting in a positive impact on our financial results. We continue to work toward offering more value-driven industrial and specialty products that will enhance the profitability of the business. For instance, on April 1, 2017, we completed the White Armor acquisition, a product line of cool roof granules used in industrial roofing applications. On May 1, 2018, we also completed the acquisition of EPM, a global producer of engineered materials derived from industrial minerals, including diatomaceous earth, clay (calcium bentonite) and perlite.

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

◦
We continue to expand our transload network to ensure product is available to meet the in-basin needs of our customers. We are currently expanding our transload network through partnerships rather than owned transloads as we believe this approach enables us to receive high quality service from our specialized transloading partners without the significant capital investment related to owning the assets. This approach allows us to provide strong customer service and puts us in a position to take advantage of opportunistic spot market sales. Our plant sites are strategically located to provide access to key Class I railroads, which enables us to cost effectively send product to each of the strategic basins in North America. We can ship product by truck, barge and rail with an ability to connect to short-line railroads as necessary to meet our customers’ evolving in-basin product needs. We expect to continue to develop strategic partnerships with transload operators and transportation providers that will enhance our portfolio of supply chain services that we can provide to customers. As of June 30, 2018, we have storage capacity at 53 transloads located near all of the major shale basins in the United States.

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

•
Evaluate both Greenfield and Brownfield expansion opportunities and other acquisitions. We expect to continue leveraging our reputation, processing capabilities and infrastructure to increase production, as well as explore other opportunities to expand our reserve base and sell new products.

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

◦
We are continuing to actively pursue acquisitions to grow by taking advantage of our asset footprint, our management’s experience with high-growth businesses, and our strong customer relationships. Our primary objective is to acquire Industrial-related assets with value added products and Oil & Gas-related assets with differing levels of frac sand qualities at locations that are complementary to our Oil & Gas Proppants segment, with a focus on mining, processing and logistics to further enhance our market presence. We prioritize acquisitions that provide opportunities to realize synergies (and, in some cases, the acquisition may be immediately accretive assuming synergies), including entering new geographic and frac sand product markets, acquiring attractive customer contracts and improving operations. On August 16, 2016, we completed our acquisition of NBI, the ultimate parent company of NBR Sand, LLC, a regional sand producer located near Tyler, Texas. On August 22, 2016, we completed the acquisition of Sandbox, a provider of logistics solutions and technology for the transportation of proppant used in hydraulic fracturing in the oil and gas industry. On August 16, 2017, we completed our acquisition of MS Sand, a frac sand mining and logistics company based in St. Louis, Missouri. We are in active discussions to acquire additional assets fitting this strategy, which, if completed, could be “significant” under Regulation S-X and could require additional sources of financing. There can be no assurance that we will reach a definitive agreement and complete any of these potential transactions. See the risk factors disclosed in Item 1A of Part I of our 2017 Annual Report on Form 10-K, including the risk factor entitled, “If we cannot successfully complete acquisitions or integrate acquired businesses, our growth may be limited and our financial condition may be adversely affected.”

•
Maintain financial strength and flexibility. We intend to maintain financial strength and flexibility to enable us to better manage through industry downturns and pursue acquisitions and new growth opportunities as they arise. As of June 30, 2018, we had $322.4 million of cash on hand and $96.0 million of availability under our revolving credit facility (the "Revolver").

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
Our ten largest customers accounted for approximately 50% and 58% of total sales during the six months ended June 30, 2018 and 2017, respectively. Sales to one of our customers accounted for 14% of our total sales during the six months ended June 30, 2018. Sales to two of our customers accounted for 14% and 12% of our total sales during the six months ended June 30, 2017. No other customers accounted for 10% or more of our total sales. At June 30, 2018, one of our customers' accounts receivable represented 15% of our total accounts receivable, net of allowance. At December 31, 2017, two of our customers' accounts receivable represented 19% and 11% of our total accounts receivable, net of allowance. No other customers accounted for 10% or more of our total accounts receivable.
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
As of June 30, 2018, we have twenty-five minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2018 and 2022. As of June 30, 2017, we had seven minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2018 and 2019. Collectively, sales to customers with minimum purchase supply agreements accounted for 54% and 23% of Oil & Gas Proppants segment sales during the six months ended June 30, 2018 and 2017, respectively. Although sales under minimum purchase supply agreements may result in us realizing lower margins than we otherwise might during periods of high market prices, we believe such lower margins are offset by the benefits derived from the product mix and sales volume stability afforded by such supply agreements, which helps us lower market risk arising from adverse changes in spot prices and market conditions.
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
Adjusted EBITDA
Adjusted EBITDA, a non-GAAP measure, is included in this report because it is a key metrics used by management to assess our operating performance and by our lenders to evaluate our covenant compliance. Adjusted EBITDA excludes certain income and/or costs, the removal of which improves comparability of operating results across reporting periods. Our target performance goals under our incentive compensation plan are tied, in part, to our Adjusted EBITDA.

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
The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA.

(All amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$17,644	$29,459	$48,938	$31,981
Total interest expense, net of interest income	16,490	6,641	22,344	12,952
Provision for taxes	2,832	7,110	10,353	5,396
Total depreciation, depletion and amortization expenses	36,563	23,626	65,155	45,225
EBITDA	73,529	66,836	146,790	95,554
Non-cash incentive compensation (1)	6,931	6,442	13,185	11,952
Post-employment expenses (excluding service costs) (2)	554	240	1,109	729
Merger and acquisition related expenses (3)	17,624	1,185	20,131	2,437
Plant capacity expansion expenses(4)	10,721	1	20,101	2
Contract termination expenses(5)	—	—	—	325
Asset impairment (6)	16,184	—	16,184	—
Other adjustments allowable under our existing credit agreement (7)	(1,932)	368	1,477	6,785
Adjusted EBITDA	$123,611	$75,072	$218,977	$117,784

(1)	Reflects equity-based non-cash compensation expense.
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

(6)	Reflects a $16.2 million asset impairment related to the closure of our resin coating facility and associated product portfolio.
(7)
Reflects miscellaneous adjustments permitted under our existing credit agreement. The three months ended June 30, 2018 includes a $2.7 million credit as a result of the final settlement of contract termination costs related to the divestiture of assets in the first quarter of 2018. The six months ended June 30, 2018 includes a net loss of $0.7 million on divestiture of assets, consisting of $5.2 million of contract termination costs and $1.3 million of divestiture related expenses such as legal fees and consulting fees, partially offset by a $5.8 million gain on sale of assets. While the gain and costs related to a divestiture of assets are not operational in nature and are not expected to continue for any singular divestiture on an ongoing basis, similar types of expenses have occurred in prior periods and may recur in the future. The six months ended June 30, 2017 amount includes a contract restructuring cost of $6.3 million.

    Adjusted EBITDA-trailing twelve months
Our Revolver contains a consolidated total net leverage ratio that we must meet as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 30% of the Revolver commitment, which is calculated based on our Adjusted EBITDA-trailing twelve months. Noncompliance with the financial ratio covenant contained in the Revolver could result in the acceleration of our obligations to repay all amounts outstanding under the Revolver and the Term Loan. Moreover, the Revolver and the Term Loan contain covenants that restrict, subject to certain exceptions, our ability to make permitted acquisitions, incur additional indebtedness, make restricted payments (including dividends) and retain excess cash flow based, in some cases, on our ability to meet leverage ratios calculated based on our Adjusted EBITDA-trailing twelve months.
Adjusted EBITDA-trailing twelve months is not a measure of our financial performance or liquidity under GAAP and should not be considered as an alternative to net income as a measure of operating performance, cash flows from operating activities as a measure of liquidity or any other performance measure derived in accordance with GAAP. Additionally, Adjusted EBITDA-trailing twelve months is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Adjusted EBITDA-trailing twelve months contains certain other limitations, including the failure to reflect our cash expenditures, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized, and excludes certain non-recurring charges. Management compensates for these limitations by relying primarily on our GAAP results and by using Adjusted EBITDA-trailing twelve months only supplementally. Our measure of Adjusted EBITDA-trailing twelve months is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.
As of June 30, 2018, we are in compliance with all covenants in accordance with our Revolver and Term Loan. The Revolver and Term Loan require us to maintain a consolidated leverage ratio of no more than 3.75:1.00 as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 30% of the Revolver commitment. As of June 30, 2018, our Revolver usage was zero (other than certain undrawn letters of credit). Since the Revolver usage did not exceed 30% of the Revolver commitment, the consolidated leverage ratio covenant did not apply. The calculation of the consolidated leverage ratio incorporates the Adjusted EBITDA-trailing twelve months as follows:

(All amounts in thousands)	June 30, 2018

Total debt	$1,266,609
Capital leases	744
Total consolidated debt	$1,267,353

Adjusted EBITDA-trailing twelve months	$408,897
Pro forma Adjusted EBITDA of acquisitions (1)	50,204
Other adjustments for covenant calculation (2)	287
Total Adjusted EBITDA-trailing twelve months for covenant calculation	$459,388

Consolidated leverage ratio	2.76

(1)	Covenant calculation allows for the Adjusted EBITDA-trailing twelve months to include the impact of acquisitions on a pro forma basis.
(2)	Covenant calculation excludes activity at legal entities above the operating company, which is mainly interest income offset by public company operating expenses.

Results of Operations for the Three Months Ended June 30, 2018 and 2017
Sales

(All numbers in thousands except per ton data)	Three Months Ended June 30,		Percent Change
	2018	2017	'18 vs.'17
Sales:
Oil & Gas Proppants	$324,063	$235,018	38%
Industrial & Specialty Products	103,370	55,447	86%
Total sales	$427,433	$290,465	47%
Tons:
Oil & Gas Proppants	3,465	2,745	26%
Industrial & Specialty Products	1,024	893	15%
Total Tons	4,489	3,638	23%
Average Selling Price per Ton:
Oil & Gas Proppants	$93.52	$85.62	9%
Industrial & Specialty Products	100.95	62.09	63%
Overall Average Selling Price per Ton	$95.22	$79.84	19%
Total sales increased 47% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, driven by a 23% increase in total tons sold and a 19% increase in overall average selling price. Tons sold in-basin represented 67% and 47% of total company tons sold for the three months ended June 30, 2018 and 2017, respectively.
The increase in total sales was partly driven by Oil & Gas Proppants sales, which increased 38% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Oil & Gas Proppants tons sold increased 26% and average selling price increased 9%. These increases were driven by year over year growth in demand for our frac sand and for our Sandbox last mile logistics solution, as well as the acquisition of MS Sand.
The increase in total sales was also driven by Industrial & Specialty Products sales, which increased 86% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Industrial & Specialty Products tons sold increased 15% and average selling price increased 63%. The increase in tons sold was due to the acquisition of EPM and additional business with existing customers. The increase in average selling price was due to the acquisition of EPM, additional higher-margin product sales and price increases.
Cost of Sales
Cost of sales increased by $95.9 million, or 49%, to $292.8 million for the three months ended June 30, 2018 compared to $197.0 million for the three months ended June 30, 2017. As a percentage of sales, cost of sales represented 69% for the three months ended June 30, 2018 compared to 68% for the same period in 2017. These changes result from the main components of cost of sales as discussed below.
We incurred $138.1 million and $112.2 million of transportation and related costs for the three months ended June 30, 2018 and 2017, respectively. This increase was due to increased tons sold through our transloads and incremental costs related to Sandbox operations. As a percentage of sales, transportation and related costs decreased to 32% for the three months ended June 30, 2018 compared to 39% for the same period in 2017.
We incurred $50.8 million and $31.5 million of operating labor costs for the three months ended June 30, 2018 and 2017, respectively. The $19.3 million increase in labor costs incurred was due to more tons sold, incremental costs related to Sandbox operations, and the acquisition of EPM. As a percentage of sales, operating labor costs represented 12% for the three months ended June 30, 2018 compared to 11% for the same period in 2017.
We incurred $12.5 million and $8.6 million of electricity and drying fuel (principally natural gas) costs for the three months ended June 30, 2018 and 2017, respectively. The $3.9 million increase in electricity and drying fuel costs incurred was due to more tons sold and the acquisition of EPM. As a percentage of sales, electricity and drying fuel costs represented 3% for both the three months ended June 30, 2018 and 2017.

We incurred $26.2 million and $15.1 million of maintenance and repair costs for the three months ended June 30, 2018 and 2017, respectively. The increase in maintenance and repair costs incurred was due to higher production volume, incremental costs related to Sandbox and the acquisition of EPM. As a percentage of sales, maintenance and repair costs represented 6% for the three months ended June 30, 2018 compared to 5% for the same period in 2017.
Segment Contribution Margin
Oil & Gas Proppants contribution margin increased by $43.4 million to $114.6 million for the three months ended June 30, 2018 compared to $71.2 million for the three months ended June 30, 2017, driven by a $89.0 million increase in revenue, partially offset by $45.7 million in higher cost of sales. The increase in segment contribution margin was driven by year over year growth in demand for our frac sand and for our Sandbox last mile logistics solution, as well as the acquisition of MS Sand.
Industrial & Specialty Products contribution margin increased by $18.0 million, or 78%, to $41.3 million for the three months ended June 30, 2018 compared to $23.3 million for the three months ended June 30, 2017, driven by a $47.9 million increase in revenue, partially offset by $29.9 million in higher cost of sales. The increase in segment contribution margin was due to the acquisition of EPM as well as additional business with existing customers, new higher-margin product sales and price increases.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $16.4 million, or 63%, to $42.2 million for the three months ended June 30, 2018 compared to $25.8 million for the three months ended June 30, 2017. The increase was due to the following factors:

•
Compensation related expense increased by $7.9 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, due to the acquisition of EPM, higher employee headcount, and increased equity-based compensation.

•
Merger and acquisition related expense increased by $8.1 million to $8.9 million for the three months ended June 30, 2018 compared to $0.8 million for the three months ended June 30, 2017. The increase was mainly due to costs related to the acquisition of EPM.

•	A $2.7 million credit as result of the final settlement of contract termination costs related to the divestiture of assets in the first quarter of 2018.
In total, our selling, general and administrative costs represented approximately 10% and 9% of our sales for the three months ended June 30, 2018 and 2017, respectively.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense increased by $12.9 million, or 55%, to $36.6 million for the three months ended June 30, 2018 compared to $23.6 million for the three months ended June 30, 2017. The increase was mainly driven by our acquisitions, including the acquisition of EPM, as well as other continued capital spending. Depreciation, depletion and amortization costs represented approximately 9% and 8% of our sales for the three months ended June 30, 2018 and 2017, respectively.
Asset Impairment
During the three months ended June 30, 2018, we recorded a $16.2 million asset impairment related to the closure of our resin coating facility and associated product portfolio.
Operating Income
Operating income decreased by $4.4 million to $39.6 million for the three months ended June 30, 2018 compared to $44.0 million for the three months ended June 30, 2017. The decrease was driven by a 47% increase in total sales, offset by a 49% increase in cost of sales, an 63% increase in selling, general and administrative expense and a 55% increase in depreciation, depletion and amortization expense.

Interest Expense
Interest expense increased by $12.1 million, or 149%, to $20.2 million for the three months ended June 30, 2018 compared to $8.1 million for the three months ended June 30, 2017, mainly driven by the increase in our new credit facility to finance the acquisition of EPM, including a $1.1 million write-off of capitalized debt issuance costs relating to the previously existing senior debt.
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
For the three months ended June 30, 2018 and 2017, we recorded a tax expense of $0.2 million, related to equity compensation pursuant to ASU 2016-09.
Income tax expense decreased by $4.3 million to $2.8 million for the three months ended June 30, 2018 compared to $7.1 million in income tax expense for the three months ended June 30, 2017. The decrease was mainly due to decreased profit before income tax during the three months ended June 30, 2018. The effective tax rate was 14% and 19% for the three months ended June 30, 2018 and 2017, respectively. The effective tax rate for the three months ended June 30, 2018 and 2017 would have been 13% and 20%, respectively, without the equity compensation tax benefit or expense recorded discretely. See accompanying Note R - Income Taxes of our Financial Statements for more information.
Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes.
Net Income
Net income was $17.6 million for the three months ended June 30, 2018 compared to a net income of $29.5 million for the three months ended June 30, 2017. The year over year change was due to the factors noted above.
Results of Operations for the Six Months Ended June 30, 2018 and 2017
Sales

(All numbers in thousands except per ton data)	Six Months Ended June 30,		Percent Change
	2018	2017	'18 vs.'17
Sales:
Oil & Gas Proppants	$636,993	$427,976	49%
Industrial & Specialty Products	159,753	107,286	49%
Total sales	$796,746	$535,262	49%
Tons:
Oil & Gas Proppants	6,716	5,277	27%
Industrial & Specialty Products	1,902	1,754	8%
Total Tons	8,618	7,031	23%
Average Selling Price per Ton:
Oil & Gas Proppants	$94.85	$81.10	17%
Industrial & Specialty Products	83.99	61.17	37%
Overall Average Selling Price per Ton	$92.45	$76.13	21%
Total sales increased 49% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, driven by a 23% increase in total tons sold and a 21% increase in overall average selling price. Tons sold in-basin represented 52% and 48% of total company tons sold for the six months ended June 30, 2018 and 2017, respectively.

The increase in total sales was partly driven by Oil & Gas Proppants sales, which increased 49% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Oil & Gas Proppants tons sold increased 27% and average selling price increased 17%. These increases were driven by year over year growth in demand for our frac sand and for our Sandbox last mile logistics solution, as well as the acquisition of MS Sand.
The increase in total sales was also driven by Industrial & Specialty Products sales, which increased 49% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Industrial & Specialty Products tons sold increased 8% and average selling price increased 37%. The increase in tons sold was due to the acquisition of EPM and additional business with existing customers. The increase in average selling price was due to the acquisition of EPM, additional higher-margin product sales and price increases.
Cost of Sales
Cost of sales increased by $169.6 million, or 44%, to $553.8 million for the six months ended June 30, 2018 compared to $384.2 million for the six months ended June 30, 2017. As a percentage of sales, cost of sales decreased to 70% for the six months ended June 30, 2018 compared to 72% for the same period in 2017. These changes result from the main components of cost of sales as discussed below.
We incurred $272.4 million and $216.4 million of transportation and related costs for the six months ended June 30, 2018 and 2017, respectively. This increase was due to increased tons sold through our transloads and incremental costs related to Sandbox operations. As a percentage of sales, transportation and related costs decreased to 34% for the six months ended June 30, 2018 compared to 40% for the same period in 2017.
We incurred $95.7 million and $61.9 million of operating labor costs for the six months ended June 30, 2018 and 2017, respectively. The $33.8 million increase in labor costs incurred was due to more tons sold, incremental costs related to Sandbox operations and the acquisition of EPM. As a percentage of sales, operating labor costs represented 12% for the six months ended June 30, 2018 and 2017.
We incurred $22.5 million and $17.3 million of electricity and drying fuel (principally natural gas) costs for the six months ended June 30, 2018 and 2017, respectively. The $5.2 million increase in electricity and drying fuel costs incurred was due to more tons sold and the acquisition of EPM. As a percentage of sales, electricity and drying fuel costs represented 3% for the six months ended June 30, 2018 and 2017.
We incurred $45.3 million and $27.9 million of maintenance and repair costs for the six months ended June 30, 2018 and 2017, respectively. The increase in maintenance and repair costs incurred was mainly due to higher production volume, incremental costs related to Sandbox and the acquisition of EPM. As a percentage of sales, maintenance and repair costs represented 6% for the six months ended June 30, 2018 compared to 5% for the same period in 2017.
Segment Contribution Margin
Oil & Gas Proppants contribution margin increased by $104.0 million to $214.0 million for the six months ended June 30, 2018 compared to $110.1 million for the six months ended June 30, 2017, driven by a $209.0 million increase in revenue, partially offset by $105.0 million in higher cost of sales. The increase in segment contribution margin was driven by year over year growth in demand for our frac sand and for our Sandbox last mile logistics solution, as well as the acquisition of MS Sand.
Industrial & Specialty Products contribution margin increased by $18.3 million, or 42%, to $61.8 million for the six months ended June 30, 2018 compared to $43.5 million for the six months ended June 30, 2017, driven by a $52.5 million increase in revenue, partially offset by $34.1 million in higher cost of sales. The increase in segment contribution margin was due to the acquisition of EPM as well as additional business with existing customers, new higher-margin product sales and price increases.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $28.8 million, or 60%, to $76.8 million for the six months ended June 30, 2018 compared to $48.0 million for the six months ended June 30, 2017. The increase was due to the following factors:

•
Compensation related expense increased by $14.0 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, due to the acquisition of EPM, higher employee headcount, and increased equity-based compensation.

•
Merger and acquisition related expense increased by $9.3 million to $11.4 million for the six months ended June 30, 2018 compared to $2.1 million for the six months ended June 30, 2017. The increase was mainly due to costs related to the acquisition of EPM.

•
A net loss of $0.7 million on divestiture of assets, consisting of $5.2 million of contract termination costs and $1.3 million of divestiture related expenses such as legal fees and consulting fees, partially offset by a $5.8 million gain on sale of assets during the first quarter of 2018.

    In total, our selling, general and administrative costs represented approximately 10% and 9% of our sales for the six months ended June 30, 2018 and 2017, respectively.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense increased by $19.9 million, or 44%, to $65.2 million for the six months ended June 30, 2018 compared to $45.2 million for the six months ended June 30, 2017. The increase was mainly driven by our acquisitions, including the acquisition of EPM, as well as other continued capital spending. Depreciation, depletion and amortization costs represented approximately 8% of our sales for the six months ended June 30, 2018 and 2017.
Asset Impairment
During the six months ended June 30, 2018, we recorded a $16.2 million asset impairment related to the closure of our resin coating facility and associated product portfolio.
Operating Income
Operating income increased by $26.9 million to $84.8 million for the six months ended June 30, 2018 compared to $57.9 million for the six months ended June 30, 2017. The increase was driven by a 49% increase in total sales, partially offset by a 44% increase in cost of sales, a 60% increase in selling, general and administrative expense and a 44% increase in depreciation, depletion and amortization expense.
Interest Expense
Interest expense increased by $11.5 million, or 73%, to $27.3 million for the six months ended June 30, 2018 compared to $15.8 million for the six months ended June 30, 2017, mainly driven by an increase in our new credit facility to finance the acquisition of EPM, including a $1.1 million write-off of capitalized debt issuance costs relating to the previously existing senior debt.
Other Income (Expense), net, including interest income
Other income increased by $6.5 million, or 137%, to $1.7 million for the six months ended June 30, 2018 compared to $4.8 million in other expense for the six months ended June 30, 2017. The increase was mainly due to the prior year containing contract restructuring costs.
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

For the six months ended June 30, 2018 and 2017, we recorded a tax expense of $0.7 million and $1.7 million, respectively, related to equity compensation pursuant to ASU 2016-09.
Income tax expense increased by $5.0 million to $10.4 million for the six months ended June 30, 2018 compared to $5.4 million in income tax expense for the six months ended June 30, 2017. The increase was mainly due to increased profit before income tax during the six months ended June 30, 2018. The effective tax rate was 17% and 14% for the six months ended June 30, 2018 and 2017. The effective tax rate for the six months ended June 30, 2018 and 2017 would have been 16% and 19%, respectively, without the equity compensation tax benefit or expense recorded discretely. See accompanying Note R - Income Taxes of our Financial Statements for more information.
Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes.
Net Income (Loss)
Net income was $48.9 million for the six months ended June 30, 2018 compared to a net income of $32.0 million for the six months ended June 30, 2017. The year over year change was due to the factors noted above.

Liquidity and Capital Resources
Overview
Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to return cash to our stockholders, and to finance acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through cash on hand or borrowings under our credit facilities and equity issuances. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of June 30, 2018, our working capital was $514.4 million and we had $96.0 million of availability under the Revolver.
In connection with the EPMH acquisition, on May 1, 2018, we entered into the Third Amended and Restated Credit Agreement (the "Credit Agreement"). The Credit Agreement increases our existing senior debt by entering into a new $1.380 billion senior secured credit facility, consisting of a $1.280 billion term loan and a $100 million revolving credit facility that may also be used for swingline loans or letters of credit, and we may elect to increase the term loan in accordance with the terms of the Credit Agreement. For more details on the new Credit Agreement see accompanying Note I - Debt to our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Cash Flow Analysis
A summary of operating, investing and financing activities (in thousands) is shown in the following table:

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$172,943	$77,461
Investing activities	(879,721)	(172,684)
Financing activities	644,568	(17,467)
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
Net cash provided by operating activities was $172.9 million for the six months ended June 30, 2018. This was mainly due to $48.9 million in net income adjusted for non-cash items, including $65.2 million in depreciation, depletion and amortization, $16.2 million asset impairment related to the closure of our resin coating facility and associated product portfolio, $11.0 million in deferred income taxes, $13.2 million in equity-based compensation, $7.0 million in deferred revenue, $5.6 million mainly related to the gain on sale of three transload facilities, and $0.9 million in other miscellaneous non-cash items; partially offset by a $24.5 million increase in accounts receivable, a $6.0 million decrease in inventories, a $2.9 million decrease in accounts payable and accrued liabilities, $54.6 million in short-term and long-term vendor incentives, and $3.1 million in other operating assets and liabilities. The primary driver of the change in accounts receivable is a 49% increase in sales.

Net cash provided by operating activities was $77.5 million for the six months ended June 30, 2017. This was mainly due to $32.0 million in net income adjusted for non-cash items, including $45.2 million in depreciation, depletion and amortization, $2.1 million in deferred income taxes, $12.0 million in equity-based compensation, $15.2 million in deferred revenue, and $2.9 million in other miscellaneous non-cash items; offset by a $69.4 million increase in accounts receivable, a $5.2 million decrease in inventories, a $25.4 million increase in accounts payable and accrued liabilities and $6.8 million in other operating assets and liabilities.
Net Cash Provided by / Used in Investing Activities
Investing activities consist primarily of cash consideration paid to acquire businesses and capital expenditures for growth and maintenance.
Net cash used in investing activities was $879.7 million for the six months ended June 30, 2018. This was mainly due to capital expenditures of $159.2 million and cash consideration of $742.8 million paid for the EPMH acquisition, partially offset by proceeds from the sale of three transload facilities of $26.2 million. Capital expenditures for the six months ended June 30, 2018 were mainly for engineering, procurement and construction of our growth, primarily Crane and Lamesa, equipment to expand our Sandbox operations, and other maintenance and cost improvement capital projects.
Net cash used in investing activities was $172.7 million for the six months ended June 30, 2017. This was mainly due to capital expenditures of $152.1 million, cash consideration of $18.6 million paid for the White Armor acquisition, and capitalized intellectual costs of $2.0 million. Capital expenditures for the six months ended June 30, 2017 were approximately $94.4 million for a purchase of reserves in Crane County, Texas and $64.4 million for engineering, procurement and construction of our growth projects and other maintenance and cost improvement capital projects.
Subject to our continuing evaluation of market conditions, we anticipate that our capital expenditures in 2018 will be approximately $350 million, which is primarily associated with previously announced growth projects and other maintenance and cost improvement capital projects. We expect to fund our capital expenditures through cash on our balance sheet, cash generated from our operations and cash generated from financing activities.
Net Cash Provided by / Used in Financing Activities
Financing activities consist primarily of equity issuances, capital contributions, dividend payments, borrowings and repayments related to the Revolver, Term Loan, as well as fees and expenses paid in connection with our credit facilities, advance payments from our customers and capital leases.
Net cash provided by financing activities was $644.6 million for the six months ended June 30, 2018. This was mainly due to $1.280 billion of proceeds from long-term debt borrowings and $37.3 million of fees paid to finance the EPMH acquisition, $493.2 million of long-term debt payments, $90.5 million of common stock repurchases, $10.1 million of dividends paid, and $4.2 million of tax payments related to shares withheld for vested restricted stock and stock units.
Net cash used in financing activities was $17.5 million for the six months ended June 30, 2017. This was due to $10.2 million of dividends paid, $3.9 million of tax payments related to shares withheld for vested restricted stock and stock units, $3.3 million of long-term debt payments, and $0.6 million of capital lease repayments, partially offset by $0.5 million of proceeds from employee stock options exercised.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have a current material effect or are likely to have a future material effect on our financial condition, changes in financial condition, sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
There have been no significant changes outside the ordinary course of business to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2017 Annual Report. For more details on future minimum annual commitments under operating leases, see accompanying Note O - Commitments and Contingencies to our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Environmental Matters
We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. As of June 30, 2018, we had $19.8 million accrued for future reclamation costs, as compared to $19.0 million as of December 31, 2017.
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
Interest Rate Risk
We are exposed to interest rate risk arising from adverse changes in interest rates. In connection with the acquisition of EPMH on May 1, 2018, we entered into a new Credit Agreement. The Credit Agreement increases our existing senior debt by entering into a new $1.380 billion senior secured credit facility, consisting of a $1.280 billion term loan and a $100 million revolving credit facility that may also be used for swingline loans or letters of credit, and we may elect to increase the term loan in accordance with the terms set forth in the Credit Agreement. As of June 30, 2018, we had $1.277 billion of debt outstanding under our senior credit facility. Assuming LIBOR is greater than the 1.0% minimum base rate on the Term Loan, a hypothetical increase in interest rates by 1.0% would have changed our interest expense by $12.8 million per year.
We use interest rate derivatives in the normal course of our business to manage both our interest cost and the risks associated with changing interest rates. We do not use derivatives for trading or speculative purposes. As of June 30, 2018 and December 31, 2017, the fair value of our derivative instruments was zero. Additional disclosures for derivative instruments are presented in Note M - Derivative Instruments to the Financial Statements.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.
We acquired the ultimate parent company of EP Minerals, LLC ("EPM") on May 1, 2018. We anticipate excluding the internal control over financial reporting of EPM from the evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018. This decision is based upon the significance of EPM and the timing of integration efforts underway to transition EPM's processes, information technology systems and other components of internal control over financial reporting to our internal control structure. We have expanded our consolidation and disclosure controls and procedures to include EPM, and we continue to assess the current internal control over financial reporting.

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
As a result of the above developments, the filing rate of new claims against us over the past few years has decreased to below pre-2001 levels, and we were named as a defendant in zero, two, and zero new silicosis cases filed in 2015, 2016 and 2017, respectively. During the six months ended June 30, 2018, one new claim was brought against U.S. Silica. As of June 30, 2018, there were 56 active silica-related products liability claims pending in which U.S. Silica is a defendant. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media, and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for both our predecessors that cover certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to certain insurance). As a result of a settlement with a former owner and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf.
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
As of June 30, 2018, there have been no material changes to the risk factors disclosed in Item 1A of Part I in our 2017 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchase Program
The following table presents the total number of shares of our common stock that we purchased during the second quarter of 2018, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period pursuant to our share repurchase program:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
April 1, 2018 - April 30, 2018	12,035	(2)	$25.54	—	$200,000,000
May 1, 2018 - May 31, 2018	35,017	(2)	$30.75	32,672	$198,999,910
June 1, 2018 - June 30, 2018	514,442	(2)	$28.83	503,467	$184,500,060
Total	561,494		$28.88	536,139

(1)	In May 2018, our Board of Directors authorized the repurchase of up to $200 million of our common stock.
(2)
Includes 12,035; 2,345; and 10,975 shares withheld by U.S. Silica to pay taxes due upon the vesting of employee restricted stock and restricted stock units for the monthly periods ended April, May and June 2018, respectively.

From June 30, 2018 to the date of the filing of this Quarterly Report on Form 10-Q, we have not repurchased any shares of our common stock except in connection with the vesting of employee restricted stock and restricted stock units.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of July, 2018.

U.S. Silica Holdings, Inc.

/s/ DONALD A. MERRIL
Name:	Donald A. Merril
Title:	Chief Financial Officer

S-1

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1+	Third Amended and Restated Credit Agreement, dated as of May 1, 2018, by and among U.S. Silica Holdings, Inc., through its subsidiaries, USS Holdings, Inc., as guarantor, and U.S. Silica Company, as borrower, and certain of U.S. Silica’s subsidiaries as additional guarantors and BNP Paribas, as administrative agent and the lenders named therein.	8-K	001-35416	10.1	May 2, 2018
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification by Bryan A. Shinn, Chief Executive Officer.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification by Donald A. Merril, Chief Financial Officer.
32.1*	Section 1350 Certification by Bryan A. Shinn, Chief Executive Officer.
32.2*	Section 1350 Certification by Donald A. Merril, Chief Financial Officer.
95.1*	Mine Safety Disclosure
99.1*	Consent of IHS Markit.
101*	101.INS XBRL Instance
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