Form 10-Q
period 2018-09-30
U.S. SILICA HOLDINGS, INC.
filed 2018-10-23
CIK 1524741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of October 19, 2018, 77,511,268 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

U.S. Silica Holdings, Inc.
FORM 10-Q
For the Quarter Ended September 30, 2018

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; dollars in thousands)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$345,583	$384,567
Accounts receivable, net	247,692	212,586
Inventories, net	170,723	92,376
Prepaid expenses and other current assets	18,827	13,715
Income tax deposits	2,804	—
Total current assets	785,629	703,244
Property, plant and mine development, net	1,868,382	1,169,155
Goodwill	414,741	272,079
Intangible assets, net	195,498	150,007
Other assets	24,405	12,798
Total assets	$3,288,655	$2,307,283
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$231,302	$171,041
Current portion of long-term debt	13,479	6,867
Current portion of deferred revenue	40,755	36,128
Income tax payable	—	1,566
Total current liabilities	285,536	215,602
Long-term debt, net	1,251,053	505,075
Deferred revenue	79,095	82,286
Liability for pension and other post-retirement benefits	46,045	52,867
Deferred income taxes, net	169,432	29,856
Other long-term obligations	88,013	25,091
Total liabilities	1,919,174	910,777
Commitments and Contingencies (Note O)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; zero issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 81,773,127 issued and 77,511,268 outstanding at September 30, 2018; 81,267,205 issued and 80,524,255 outstanding at December 31, 2017	815	812
Additional paid-in capital	1,165,661	1,147,084
Retained earnings	328,624	287,992
Treasury stock, at cost, 4,261,859 and 742,950 shares at September 30, 2018 and December 31, 2017, respectively	(120,078)	(25,456)
Accumulated other comprehensive loss	(8,753)	(13,926)
Total U.S. Silica Holdings, Inc. stockholders’ equity	1,366,269	1,396,506
Non-controlling interest	3,212	—
Total stockholders' equity	1,369,481	1,396,506
Total liabilities and stockholders’ equity	$3,288,655	$2,307,283
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales:
Product	$348,635	$281,138	$989,380	$720,281
Service	74,537	63,885	230,538	160,004
Total sales	423,172	345,023	1,219,918	880,285
Cost of sales (excluding depreciation, depletion and amortization):
Product	270,370	187,634	713,845	512,115
Service	51,966	40,155	162,246	100,173
Total cost of sales (excluding depreciation, depletion and amortization)	322,336	227,789	876,091	612,288
Operating expenses:
Selling, general and administrative	37,980	29,542	114,803	77,553
Depreciation, depletion and amortization	37,150	24,673	102,305	69,898
Asset impairment	—	—	16,184	—
Total operating expenses	75,130	54,215	233,292	147,451
Operating income	25,706	63,019	110,535	120,546
Other (expense) income:
Interest expense	(21,999)	(8,347)	(49,283)	(24,098)
Other income (expense), net, including interest income	1,062	1,308	2,808	(3,091)
Total other expense	(20,937)	(7,039)	(46,475)	(27,189)
Income before income taxes	4,769	55,980	64,060	93,357
Income tax benefit (expense)	1,547	(14,707)	(8,806)	(20,103)
Net income	$6,316	$41,273	$55,254	$73,254
Less: Net income (loss) attributable to non-controlling interest	—	—	—	—
Net income attributable to U.S. Silica Holdings, Inc.	$6,316	$41,273	$55,254	$73,254
Earnings per share attributable to U.S. Silica Holdings, Inc.:
Basic	$0.08	$0.51	$0.71	$0.90
Diluted	$0.08	$0.50	$0.70	$0.89
Weighted average shares outstanding:
Basic	77,365	81,121	78,209	81,058
Diluted	77,859	81,783	78,676	81,976
Dividends declared per share	$0.06	$0.06	$0.19	$0.19
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$6,316	$41,273	$55,254	$73,254
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives (net of tax of $193 and $(2) for the three months ended September 30, 2018 and 2017, respectively, and $195 and $(26) for the nine months ended September 30, 2018 and 2017, respectively)	538	(4)	544	(43)
Foreign currency translation adjustment (net of tax of $(135) and zero for the three months ended September 30, 2018 and 2017, respectively, and $(144) and zero for the nine months ended September 30, 2018 and 2017, respectively)	95	—	(446)	—
Pension and other post-retirement benefits liability adjustment (net of tax of $88 and $2,180 for the three months ended September 30, 2018 and 2017, respectively, and $1,617 and $1,335 for the nine months ended September 30, 2018 and 2017, respectively)	277	3,618	5,075	2,216
Comprehensive income	$7,226	$44,887	$60,427	$75,427
Less: Comprehensive income (loss) attributable to non-controlling interest	—	—	—	—
Comprehensive income attributable to U.S. Silica Holdings, Inc.	$7,226	$44,887	$60,427	$75,427
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; dollars in thousands, except per share amounts)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total U.S. Silica Holdings Inc., Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2017	$812	$(25,456)	$1,147,084	$287,992	$(13,926)	$1,396,506	$—	$1,396,506
Net income	—	—	—	55,254	—	55,254	—	55,254
Unrealized gain on derivatives	—	—	—	—	544	544	—	544
Foreign currency translation adjustment	—	—	—	—	(446)	(446)	—	(446)
Pension and post-retirement liability	—	—	—	—	5,075	5,075	—	5,075
Cash dividend declared ($0.1875 per share)	—	—	—	(14,622)	—	(14,622)	—	(14,622)
Contributions from non-controlling interest	—	—	—	—	—	—	3,212	3,212
Common stock-based compensation plans activity:
Equity-based compensation	—	—	18,612	—	—	18,612	—	18,612
Proceeds from options exercised	—	93	(32)	—	—	61	—	61
Shares withheld for employee taxes related to vested restricted stock and stock units	3	(4,216)	(3)	—	—	(4,216)	—	(4,216)
Repurchase of common stock	—	(90,499)	—	—	—	(90,499)	—	(90,499)
Balance at September 30, 2018	$815	$(120,078)	$1,165,661	$328,624	$(8,753)	$1,366,269	$3,212	$1,369,481
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net income	$55,254	$73,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	102,305	69,898
Asset impairment	16,184	—
Debt issuance amortization	3,953	1,038
Original issue discount amortization	1,668	281
Deferred income taxes	7,699	10,149
Deferred revenue	(16,565)	32,487
(Gain) loss on disposal of property, plant and equipment	(5,404)	362
Equity-based compensation	18,612	18,520
Bad debt provision, net of recoveries	516	1,779
Other	3,554	3,300
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	8,177	(106,119)
Inventories	2,732	(521)
Prepaid expenses and other current assets	(3,057)	7,449
Income taxes	(4,369)	9,737
Accounts payable and accrued expenses	27,866	40,589
Short-term and long-term obligations-vendor incentives	54,632	—
Liability for pension and other post-retirement benefits	(730)	(788)
Other noncurrent assets and liabilities	(5,337)	(554)
Net cash provided by operating activities	267,690	160,861
Investing activities:
Capital expenditures	(220,787)	(261,243)
Capitalized intellectual property costs	(7,045)	(2,600)
Acquisition of business, net of cash acquired	(743,325)	(119,719)
Proceeds from sale of property, plant and equipment	26,305	12
Net cash used in investing activities	(944,852)	(383,550)
Financing activities:
Dividends paid	(15,068)	(15,285)
Repurchase of common stock	(90,499)	—
Proceeds from options exercised	61	798
Tax payments related to shares withheld for vested restricted stock and stock units	(4,216)	(3,945)
Proceeds from long-term debt	1,280,000	—
Payments on long-term debt	(497,655)	(5,576)
Financing fees paid	(37,272)	—
Contributions from non-controlling interest	3,212	—
Principal payments on capital lease obligations	(385)	(878)
Net cash provided by (used in) financing activities	638,178	(24,886)
Net decrease in cash and cash equivalents	(38,984)	(247,575)

Cash and cash equivalents, beginning of period	384,567	711,225
Cash and cash equivalents, end of period	$345,583	$463,650
Supplemental cash flow information:
Cash paid during the period for:
Interest	$44,105	$18,498
Taxes, net of refunds	$5,003	$216
Related party purchases	$2,233	$3,171
Non-cash Items:
Equipment received	$—	$18,185
Accrued capital expenditures	$36,693	$28,683
Capital lease assumed by third-party	$119	$—
Asset retirement obligation assumed by third-party	$2,116	$—
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
Certain reclassifications of prior year's amounts have been made to conform to the current year presentation. In conforming to the current year's presentation, the Company identified and corrected an amount in its statement of cash flows for the nine months ended September 30, 2017. The correction reduced Capital Expenditures within Net Cash Used in Investing Activities with a corresponding decrease to Accounts Payable and Accrued Expenses within Net Cash Used in Operating Activities. The amount is presented as Non-cash Accrued Capital Expenditures and had no impact in the Company's Balance Sheet, Income Statement or Net Change in Cash and Cash Equivalents in the Statement of Cash Flows.
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
We follow FASB Accounting Standards Codification (“ASC”) guidance for identification and reporting of entities over which control is achieved through means other than voting rights. The guidance defines such entities as Variable Interest Entities (“VIEs”). We consolidate VIEs when we have variable interests and are the primary beneficiary. We continually evaluate our involvement with VIEs to determine when these criteria are met.
During the third quarter of 2018 we finalized a shareholders' agreement with unrelated parties to form a limited liability company with the purpose of constructing and operating a water pipeline to transport and sell water. In connection with the shareholders’ agreement, we acquired a 50% equity ownership for $3.2 million, with a maximum capital contribution of $7.0 million, and a water rights intangible asset for $0.7 million. Based on our evaluation, we have determined that we are the primary beneficiary of this VIE and therefore we are required to consolidate it, including the current construction work in progress of $6.4 million.
Unaudited Interim Financial Statements
The accompanying Balance Sheet as of September 30, 2018; the Income Statements and Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017; the Condensed Consolidated Statements of Stockholders' Equity and Cash Flows for the nine months ended September 30, 2018; and other information disclosed in the related notes are unaudited. The Balance Sheet as of December 31, 2017, was derived from our audited consolidated financial statements included in our 2017 Annual Report on Form 10-K.
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
Foreign Currency Translation
For our operations in countries where the functional currency is other than the U.S. dollar, balance sheet amounts are translated using the exchange rate in effect at the balance sheet date. Income statement amounts are translated monthly using the average exchange rate for the respective month. The gains and losses resulting from the changes in exchange rates from year-to-year are recorded as a component of accumulated other comprehensive income or loss as currency translation adjustments, net of tax. Any gains or losses on transactions in currencies other than the functional currency are included in other income (expense), net, including interest income. For the three and nine months ended September 30, 2018, other income (expense), net, including interest income, includes a net realized foreign currency transaction gain of $0.1 million and $0.3 million, respectively.
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
On January 1, 2018, we adopted the new accounting standard and all of the related amendments (“new revenue standard”) to all contracts using the modified retrospective method. Adoption of the new revenue standard did not result in a material cumulative effect adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We do not expect the adoption of the new revenue standard to have a material impact to our net income on an ongoing basis. See Note S - Revenue to these Financial Statements for additional disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and in July 2018, ASU 2018-11 Leases (Topic 842): Targeted Improvements. The new standard(s) establishes a right-of-use (ROU) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Similarly, lessors will be required to classify leases as sales-type, finance or operating, with classification affecting the pattern of income recognition. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. This update is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The new transition method allows companies to use the effective date of the new leases standard as the date of initial application on transition. We have established a project team in order to analyze the standard and have begun to review our current accounting policies and procedures to identify potential differences and changes which would result from applying the requirements of the new standard to our lease contracts. We have selected a lease software to help us account for the new lease standard. We have identified our population of lease agreements and are currently assessing the impact of other arrangements for embedded leases. While we continue to evaluate the effect of the standard, we anticipate that the adoption will result in a material increase in assets and liabilities on our consolidated balance sheet and will not have a material impact on our consolidated income statement or statement of cash flows.

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
The following is a reconciliation of the effect of the reclassification (in thousands) of the net benefit cost in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2017. In addition, the table reflects the effect of the reclassification between product sales and services sales to conform to the current year's presentation for the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017
	As Previously Reported	Services Reclassifications	ASU 2017-07 Adjustments	As Revised
Product Sales	$295,768	$(14,630)	$—	$281,138
Service Sales	49,255	14,630	—	63,885
Total sales	345,023	—	—	345,023
Product cost of sales	189,105	(1,337)	(134)	187,634
Service cost of sales	38,818	1,337	—	40,155
Total cost of sales (excluding depreciation, depletion and amortization)	227,923	—	(134)	227,789
Selling, general and administrative expenses	29,602	—	(60)	29,542
Operating income	62,825	—	194	63,019
Other income (expense)	1,502	—	(194)	1,308

	Nine Months Ended September 30, 2017
	As Previously Reported	Services Reclassifications	ASU 2017-07 Adjustments	As Revised
Product Sales	$751,111	$(30,830)	$—	$720,281
Service Sales	129,174	30,830	—	160,004
Total sales	880,285	—	—	880,285
Product cost of sales	515,767	(3,131)	(521)	512,115
Service cost of sales	97,042	3,131	—	100,173
Total cost of sales (excluding depreciation, depletion and amortization)	612,809	—	(521)	612,288
Selling, general and administrative expenses	77,955	—	(402)	77,553
Operating income	119,623	—	923	120,546
Other income (expense)	(2,168)	—	(923)	(3,091)

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
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new guidance requires a customer in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The update is effective for calendar-year public business entities in 2020. For all other calendar-year entities, it is effective for annual periods beginning in 2021 and interim periods in 2022. Early adoption is permitted. We are currently evaluating the effect that the guidance will have on our financial statements and related disclosures.

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

The following table shows the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017:

In thousands, except per share amounts	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to U.S. Silica Holdings, Inc.	$6,316	$41,273	$55,254	$73,254

Denominator:
Weighted average shares outstanding	77,365	81,121	78,209	81,058
Diluted effect of stock awards	494	662	467	918
Weighted average shares outstanding assuming dilution	77,859	81,783	78,676	81,976

Earnings per share attributable to U.S. Silica Holdings, Inc.:
Basic earnings per share	$0.08	$0.51	$0.71	$0.90
Diluted earnings per share	$0.08	$0.50	$0.70	$0.89

Certain stock options, restricted stock awards and performance share units were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Weighted-average stock awards (in thousands) excluded from the calculation of diluted earnings per common share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted-average outstanding stock options excluded	589	564	562	195
Weighted-average outstanding restricted stock and performance share units awards excluded	151	457	289	358

NOTE C—CAPITAL STRUCTURE AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Common Stock
Our Amended and Restated Certificate of Incorporation authorizes up to 500,000,000 shares of common stock, par value of $0.01. Subject to the rights of holders of any series of preferred stock, all of the voting power of the stockholders of Holdings shall be vested in the holders of the common stock. There were 81,773,127 shares issued and 77,511,268 shares outstanding at September 30, 2018. There were 81,267,205 shares issued and 80,524,255 shares outstanding at December 31, 2017.
During the nine months ended September 30, 2018, our Board of Directors declared quarterly cash dividends as follows:

Dividends per Common Share	Declaration Date	Record Date	Payable Date
$0.0625	February 16, 2018	March 15, 2018	April 5, 2018
$0.0625	May 14, 2018	June 15, 2018	July 6, 2018
$0.0625	July 16, 2018	September 14, 2018	October 3, 2018
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
There were no shares of preferred stock issued or outstanding at September 30, 2018 or December 31, 2017. At present, we have no plans to issue any preferred stock.
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
In May 2018, our Board of Directors authorized the repurchase of up to $200 million of our common stock. As of September 30, 2018, we have repurchased a total of 536,139 shares of our common stock at an average price of $28.91 and had $184.5 million of remaining availability under this program.
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

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of fair value adjustments associated with cash flow hedges, accumulated adjustments for net experience losses and prior service cost related to employee benefit plans and foreign currency translation adjustments, net of tax. The following table presents the changes in accumulated other comprehensive loss by component (in thousands) during the nine months ended September 30, 2018:

	For the Nine Months Ended September 30, 2018
	Unrealized gain/(loss) on cash flow hedges	Foreign currency translation adjustments	Pension and other post-retirement benefits liability	Total
Beginning Balance	$(76)	$(6)	$(13,844)	$(13,926)
Other comprehensive gain (loss) before reclassifications	468	(446)	3,617	3,639
Amounts reclassed from accumulated other comprehensive loss	76	—	1,458	1,534
Ending Balance	$468	$(452)	$(8,769)	$(8,753)
Amounts reclassified from accumulated other comprehensive loss related to cash flow hedges are included in interest expense in our Income Statements and amounts reclassified related to pension and other post-retirement benefits are included in the computation of net periodic benefit costs at their pre-tax amounts.

NOTE D—BUSINESS COMBINATIONS

2018 Acquisition:
On May 1, 2018, we completed the acquisition of all of the outstanding capital stock of EP Acquisition Parent, Inc., a Delaware corporation (“EPAP”), and the ultimate parent of EP Minerals, LLC ("EPM"). Contemporaneous with the merger, EPAP was renamed EP Minerals Holdings, Inc. ("EPMH"). The consideration paid consisted of $743.3 million of cash, net of cash acquired of $19.1 million, including $0.5 million of post-closing adjustments. EPM is a global producer of engineered materials derived from industrial minerals, including diatomaceous earth, clay (calcium bentonite) and perlite. EPM's industrial minerals are used as filter aids, absorbents and functional additives for a variety of industries including food and beverage, biofuels, recreational water, oil and gas, farm and home, landscape, sports turf, paint, plastics, and insecticides. The acquisition of EPM increased our industrial materials product offering in our Industrial & Specialty Products segment.
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
The following table sets forth the preliminary allocation of the purchase price to EPMH's identifiable tangible and intangible assets acquired and liabilities assumed (in thousands):

Preliminary allocation of purchase price:	(In thousands)
Accounts receivable, net	$43,354
Inventories	84,395
Property, plant and mine development	123,086
Mineral rights	462,050
Identifiable intangible assets - finite lived	21,050
Identifiable intangible assets - indefinite lived	25,050
Prepaids and deposits	2,054
Other assets	4,089
Goodwill	139,862
Total assets acquired	904,990
Accounts payable	13,435
Accrued expenses and other current liabilities	8,255
Deferred tax liabilities	130,209
Long term obligations	9,766
Total liabilities assumed	$161,665
Net assets acquired	$743,325

The acquired intangible assets and the related estimated useful lives consist of the following:

	Approximate Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Technology and intellectual property	$2,000	15
Customer relationships	19,050	15
Total identifiable intangible assets - finite lived	$21,050

Trade name	$25,050
Total identifiable intangible assets - indefinite lived	$25,050

Goodwill represents the excess of the purchase price over the fair value of the underlying net assets acquired. Goodwill in this transaction is attributable to planned growth in our industrial materials product offering in our Industrial & Specialty Products segment. Intangibles and goodwill are not expected to be deductible for tax purposes.
Our Income Statement included revenue of $60.1 million and net income of $3.9 million for the three months ended September 30, 2018, and revenue of $101.9 million and net income of $3.3 million for the nine months ended September 30, 2018, respectively, associated with EPMH following the date of acquisition. We incurred $11.0 million of acquisition-related charges, excluding debt issuance costs, for the nine months ended September 30, 2018, which are included in selling, general and administrative expenses on our Income Statement.
The acquisition of EPMH was accounted for using the acquisition method of accounting. The purchase price and purchase price allocation are subject to customary post-closing adjustments and changes in the fair value of assets and liabilities. The above estimated fair values of net assets acquired are based on the information that was available as of the reporting date. We believe that the information provides a reasonable basis for estimating the fair values of the acquired assets and assumed liabilities, but the potential for measurement period adjustments exists based on our continuing review of matters related to the acquisition. As a result, our final purchase price allocation may be significantly different than reflected above. We expect to complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.
Unaudited Pro Forma Results
The results of EPMH's operations have been included in the consolidated financial statements subsequent to the acquisition date. EPMH's fiscal year end was November 30 and the Company's fiscal year end was December 31. Under SEC regulations, if a target's fiscal year end varies by more than 93 days from the acquirer's fiscal year end, it is required to adjust interim periods until it is within 93 days. Since EPMH’s fiscal year end was within 93 days of the Company's fiscal year end, no adjustment is necessary and EPMH’s fiscal year end and interim period ends are used as if they coincided with the Company's fiscal year end and interim period end. The following unaudited pro forma consolidated financial information reflects the results of operations as if the EPMH acquisition had occurred on January 1, 2017, after giving effect to certain purchase accounting adjustments. Material non-recurring transaction costs attributable to the business combination were $15.2 million. Pro forma net income includes incremental interest expense due to the related debt financing, incremental depreciation and depletion expense related to the fair value adjustment of property, plant and mine development, amortization expense related to identifiable intangible assets, and tax expense related to the combined tax provisions. There were no proforma adjustments for the three months ended September 30, 2018. This information does not purport to be indicative of the actual results that would have occurred if the acquisition had actually been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company (in thousands, except per share amounts):

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
MS Sand Acquisition:
On August 16, 2017, we completed the acquisition of Mississippi Sand, LLC ("MS Sand"), a Missouri limited liability company, for cash consideration of approximately $95.4 million, net of cash acquired of $2.2 million. As is normal and customary, subsequent adjustments were made including $(0.5) million of net working capital adjustments plus an additional $6.1 million consideration paid related to a pre-existing contracted asset sale, which was entered into prior to our acquisition, for total cash consideration of $101.0 million. MS Sand is a frac sand mining and logistics company based in St. Louis, Missouri. The acquisition of MS Sand increased our regional frac sand product offering in our Oil & Gas Proppants segment.
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
The following table sets forth the final allocation of the purchase price to MS Sands' identifiable tangible and intangible assets acquired and liabilities assumed, including measurement period adjustments (in thousands):

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
We incurred $1.0 million of acquisition-related charges which are included in selling, general and administrative expenses. Revenue and earnings for MS Sand after the acquisition date are not presented as the business was integrated into our operations subsequent to the acquisition and therefore impracticable to quantify.
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

	For the year ended December 31,
	2017	2016
Sales	$1,287,202	$642,951
Net income (loss)	$143,604	$(55,835)
Basic earnings (loss) per share	$1.77	$(0.86)
Diluted earnings (loss) per share	$1.75	$(0.86)

NOTE E—ACCOUNTS RECEIVABLE
At September 30, 2018 and December 31, 2017, accounts receivable (in thousands) consisted of the following:

	September 30, 2018	December 31, 2017
Trade receivables	$248,361	$217,649
Less: Allowance for doubtful accounts	(7,133)	(7,100)
Net trade receivables	241,228	210,549
Other receivables	6,464	2,037
Total accounts receivable	$247,692	$212,586
Changes in our allowance for doubtful accounts (in thousands) during the nine months ended September 30, 2018 are as follows:

September 30, 2018
Beginning balance	$7,100
Bad debt provision	516
Write-offs	(483)
Ending balance	$7,133
Our ten largest customers accounted for approximately 48% and 50% of total sales during the nine months ended September 30, 2018 and 2017, respectively. Sales to one of our customers accounted for 15% of our total sales during the nine months ended September 30, 2018. Sales to two of our customers accounted for 11% and 10% of our total sales during the nine months ended September 30, 2017. No other customers accounted for 10% or more of our total sales. At September 30, 2018, one of our customers' accounts receivable represented 19% of our total accounts receivable, net of allowance. At December 31, 2017, two of our customers' accounts receivable represented 19% and 11% of our total accounts receivable, net of allowance. No other customers accounted for 10% or more of our total accounts receivable.
NOTE F—INVENTORIES
At September 30, 2018 and December 31, 2017, inventories (in thousands) consisted of the following:

	September 30, 2018	December 31, 2017
Supplies	$39,053	$21,277
Raw materials and work in process	75,932	28,034
Finished goods	55,738	43,065
Total inventories	$170,723	$92,376

NOTE G—PROPERTY, PLANT AND MINE DEVELOPMENT
At September 30, 2018 and December 31, 2017, property, plant and mine development (in thousands) consisted of the following:

	September 30, 2018	December 31, 2017
Mining property and mine development	$1,051,506	$586,242
Asset retirement cost	14,308	14,184
Land	43,221	36,552
Land improvements	67,928	45,878
Buildings	69,242	56,330
Machinery and equipment	849,340	590,566
Furniture and fixtures	4,092	2,953
Construction-in-progress	184,431	189,970
	2,284,068	1,522,675
Accumulated depletion, depreciation and amortization	(415,686)	(353,520)
Total property, plant and mine development, net	$1,868,382	$1,169,155
At September 30, 2018 and December 31, 2017, the aggregate cost of machinery and equipment acquired under capital leases was $5.1 million and $0.9 million, respectively, reduced by accumulated depreciation of $0.3 million and $0.2 million, respectively. The amount of interest costs capitalized in property, plant and mine development was $5.2 million and $0.2 million for the nine months ended September 30, 2018 and 2017, respectively.
On March 21, 2018, we completed the sale of three transload facilities located in the Permian, Eagle Ford, and Marcellus Basins to CIG Logistics (“CIG”) for total consideration of $86.1 million, including the assumption by CIG of $2.2 million of Company obligations. Total cash consideration was $83.9 million. The consideration includes receipt of a vendor incentive from CIG to enter into master transloading service arrangements. Of the total consideration, $25.8 million was allocated to the fair value of the transload facilities, which had a net book value of $20.0 million and resulted in a gain on sale of $5.8 million. The consideration included a related asset retirement obligation of $2.1 million and an equipment note of $0.1 million assumed by CIG. In addition, $60.3 million of the consideration received in excess of the facilities' fair value was allocated to vendor incentives to be recognized as a reduction of costs using a service-level methodology over the contract lives of the transloading service arrangements. At September 30, 2018, vendor incentives of $5.1 million and $49.3 million were classified in accounts payable and accrued expenses and in other long-term obligations, respectively, on our balance sheet.
Separately, on March 21, 2018, we accrued $7.9 million in contract termination costs for facilities contracts operated by third-parties, which will not transfer to CIG. During the second quarter of 2018, as a result of the final settlement of these contracts, we recorded a $2.7 million credit in selling, general and administrative expenses on our Income Statement.
During the second quarter of 2018, we recorded a $16.2 million asset impairment related to the closure of our resin coating facility and associated product portfolio.

NOTE H—GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill (in thousands) consisted of the following:

Goodwill
Balance at December 31, 2017	$272,079
EPMH acquisition	139,862
MS Sand acquisition measurement period adjustment	2,800
Balance at September 30, 2018	$414,741

The changes in the carrying amount of intangible assets (in thousands) consisted of the following:

		September 30, 2018			December 31, 2017
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)
Technology and intellectual property	15	$79,748	$(10,394)	$69,354	$70,703	$(5,917)	$64,786
Customer relationships	13 - 15	80,279	(12,953)	67,326	61,229	(9,076)	52,153
Total definite-lived intangible assets:		$160,027	$(23,347)	$136,680	$131,932	$(14,993)	$116,939
Trade name		58,118	—	58,118	33,068	—	33,068
Other		700	—	700	—	—	—
Total intangible assets:		$218,845	$(23,347)	$195,498	$165,000	$(14,993)	$150,007

Amortization expense was $3.2 million and $8.4 million for the three and nine months ended September 30, 2018, respectively. Amortization expense was $2.3 million and $6.6 million for the three and nine months ended September 30, 2017, respectively.

The estimated amortization expense related to definite-lived intangible assets (in thousands) for the five succeeding years is as follows:

2018	$2,776
2019	11,095
2020	11,098
2021	11,098
2022	11,083
NOTE I—DEBT
At September 30, 2018 and December 31, 2017, debt (in thousands) consisted of the following:

	September 30, 2018	December 31, 2017
Senior secured credit facility:
Revolver expiring May 1, 2023 (8.25% at September 30, 2018 and 5.75% at December 31, 2017)	$—	$—
Term loan facility—final maturity May 1, 2025 (6.25% at September 30, 2018 and 4.75%-5.25% December 31, 2017)	1,273,600	489,075
Less: Unamortized original issue discount	(6,417)	(944)
Less: Unamortized debt issuance cost	(29,279)	(3,099)
Note payable secured by royalty interest	25,720	24,740
Customer note payable	—	745
Equipment notes payable	384	719
Capital leases	524	706
Total debt	1,264,532	511,942
Less: current portion	(13,479)	(6,867)
Total long-term portion of debt	$1,251,053	$505,075
Revolving Line-of-Credit
We have a $100.0 million revolving line-of-credit (the “Revolver”), with zero drawn and $4.8 million allocated for letters of credit as of September 30, 2018, leaving $95.2 million available under the Revolver.

Senior Secured Credit Facility
At September 30, 2018, contractual maturities of our senior secured credit facility (in thousands) are as follows:

2018	$3,200
2019	12,800
2020	12,800
2021	12,800
Thereafter	1,232,000
Total	$1,273,600
On May 1, 2018, we entered into the Third Amended and Restated Credit Agreement (the "Credit Agreement"). The Credit Agreement increases our existing senior debt by entering into a new $1.380 billion senior secured credit facility, consisting of a $1.280 billion term loan and a $100 million revolving credit facility that may also be used for swingline loans or letters of credit, and we may elect to increase the term loan in accordance with the terms of the Credit Agreement. Borrowings under the Credit Agreement will bear interest at variable rates as determined at our election, at LIBOR or a base rate, in each case, plus an applicable margin. In addition, under the Credit Agreement, we are required to pay a per annum facility fee and fees for letters of credit. The Credit Agreement is secured by substantially all of our assets and of our domestic subsidiaries' assets and a pledge of the equity interests in such entities. The term loan matures on May 1, 2025, and the revolving credit facility expires May 1, 2023. We incurred $37.3 million in debt issuance costs and original issue discount, of which $35.0 million was capitalized, as a result of the new Credit Agreement, and wrote-off $1.1 million of capitalized debt issuance costs relating to the previously existing senior debt.
The facility contains covenants that, among other things, govern our ability, and certain of our subsidiaries' abilities, to create, incur or assume indebtedness and liens, to make acquisitions or investments, to sell assets and to pay dividends. The Credit Agreement also requires us to maintain a consolidated leverage ratio of no more than 3.75:1.00 as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 30% of the Revolver commitment. These covenants are subject to a number of important exceptions and qualifications. The Credit Agreement includes events of default and other affirmative and negative covenants that are usual for facilities and transactions of this type. As of September 30, 2018, and December 31, 2017, we are in compliance with all covenants in accordance with our senior secured credit facility.
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

2018	$438
2019	1,750
2020	1,750
2021	1,750
2022	1,750
Under this agreement once a certain number of tons have been shipped from the Tyler facility, the minimum payments will decrease to $0.5 million per year, subject to proration in the period this threshold is met.
The royalty note payable fair value was estimated to be $22.5 million on the acquisition date. The estimate was made using a discounted cash flow model, which calculated the present value of projected future cash payments required under the agreement using a discounted rate of 14%. As of September 30, 2018, the note payable had a balance of $25.7 million. The increase in the note payable amount is due to interest paid-in-kind. The effective interest rate based on the updated projected future cash payments was 20% at September 30, 2018.

NOTE J—DEFERRED REVENUE
We enter into certain customer supply agreements which give the customers the right to purchase certain products for a discounted price at certain volumes over an average initial contract term of one to five years. The advance payments represent future purchases and are recorded as deferred revenue, recognized as revenue over the contract term of each supply agreement. During the nine months ended September 30, 2018 we received advances of $28.0 million, including a customer's purchase of an interest in our sand reserves in Lamesa, Texas, and securing a long-term supply of sand. At September 30, 2018 and December 31, 2017, the total deferred revenue balance was $119.9 million and $118.4 million, respectively, of which $40.8 million and $36.1 million was classified as current on our Balance Sheets.
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
As of September 30, 2018, we had a liability of $20.1 million in other long-term obligations related to our asset retirement obligation. Changes in the asset retirement obligation (in thousands) during the nine months ended September 30, 2018 are as follows:

September 30, 2018
Beginning balance	$19,032
Accretion	894
Additions and revisions of prior estimates	(486)
Addition related to EPMH acquisition	2,733
Disposal related to sale of transloads	(2,116)
Ending balance	$20,057
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
Cash Equivalents
Due to the short-term maturity, we believe our cash equivalent instruments at September 30, 2018 and December 31, 2017 approximate their reported carrying values.
Long-Term Debt, Including Current Maturities
We believe that the fair values of our long-term debt, including current maturities, approximate their carrying values based on their effective interest rates compared to current market rates.
Derivative Instruments
The estimated fair value of our derivative instruments are recorded at each reporting period and are based upon widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative contract. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-

based inputs, including interest rate curves and implied volatilities. We also incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk as well as that of the respective counterparty in the fair value measurements.
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default of ourselves and our counterparties. However, as of September 30, 2018, we have assessed that the impact of the credit valuation adjustments on the overall valuation of our derivative positions is not significant. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. Refer to Note M - Derivative Instruments to these Financial Statements for the fair value of our derivative instruments and additional disclosures.

NOTE M—DERIVATIVE INSTRUMENTS
Cash Flow Hedges of Interest Rate Risk
We enter into interest rate swap agreements in connection with our term loan facility (the "Term Loan") to add stability to interest expense and to manage our exposure to interest rate movements. The derivative instruments are recorded on the balance sheet within other long-term assets or liabilities at their fair values. We have designated the interest rate swap agreements as qualified cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings.
The following table summarizes the fair value of our derivative instruments (in thousands, except contract/notional amount). See Note L - Fair Value Accounting for additional disclosures regarding the estimated fair values of our derivative instruments at September 30, 2018 and December 31, 2017.

		September 30, 2018					December 31, 2017
	Maturity Date	Contract/Notional Amount		Carrying Amount	Fair Value	Maturity Date	Contract/Notional Amount		Carrying Amount	Fair Value
LIBOR(1) interest rate swap agreement	2020	$440	million	$419	$419	—	$—		$—	$—
LIBOR(1) interest rate swap agreement	2020	$200	million	$198	$198	—	$—		$—	$—
LIBOR interest rate cap agreement	2019	$249	million	$—	$—	2019	$249	million	$—	$—
(1) Agreements fix the LIBOR interest rate base to 2.74%
On May 1, 2018, as a result of entering into the new Credit Agreement, we determined the existing interest rate cap derivative no longer qualified for hedge accounting. During the nine months ended September 30, 2018 we recognized $76 thousand of deferred losses in accumulated other comprehensive loss into earnings.
During the nine months ended September 30, 2018, we had no ineffectiveness for the interest rate swap derivatives.
The following table summarizes the effect of derivative instruments (in thousands) on our income statements and our consolidated statements of comprehensive income for the nine months ended September 30, 2018 and 2017.

	September 30, 2018	September 30, 2017
Deferred losses from derivatives in OCI, beginning of period	$(76)	$(32)
Gain (loss) recognized in OCI from derivative instruments	468	(43)
Loss reclassified from Accumulated OCI	76	—
Deferred losses from derivatives in OCI, end of period	$468	$(75)

NOTE N—EQUITY-BASED COMPENSATION
In July 2011, we adopted the U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan (the “2011 Plan”), which was amended and restated in May 2015. The 2011 Plan provides for grants of stock options, restricted stock, performance share units and other incentive-based awards. We believe our 2011 Plan aligns the interests of our employees and directors with those of our common stockholders. At September 30, 2018, we have 3,632,323 shares of common stock that may be issued under the 2011 Plan. We use a combination of treasury stock and new shares if necessary to satisfy option exercises or vesting of restricted awards and performance share units.

Stock Options

The following table summarizes the status of, and changes in, our stock option awards during the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2017	908,919	$28.46	$7,008	6.1 years
Granted	—	—	—
Exercised	(4,167)	14.65	—
Forfeited	(918)	31.30	—
Expired	(1,838)	$31.30	$—
Outstanding at September 30, 2018	901,996	$28.52	$1,611	5.0 years
Exercisable at September 30, 2018	855,446	$27.38	$1,611	5.0 years
There were no grants of stock options during the three and nine months ended September 30, 2018 and 2017.
There were 4,167 stock options exercised during the nine months ended September 30, 2018. There were 16,839 and 43,774 stock options exercised during the three and nine months ended September 30, 2017, respectively. The total intrinsic value of stock options exercised was $0.1 million for the nine months ended September 30, 2018. The total intrinsic value of stock options exercised was $0.3 million and $1.2 million for the three and nine months ended September 30, 2017, respectively. Cash received from options exercised during the nine months ended September 30, 2018 was $61 thousand. Cash received from options exercised during the three and nine months ended September 30, 2017 was $0.3 million and $0.8 million, respectively. The tax benefit realized from option exercises was fourteen thousand for the nine months ended September 30, 2018. The tax benefit realized from option exercises was $0.1 million and $0.4 million for the three and nine months ended September 30, 2017, respectively.
We recognized $0.2 million and $1.1 million of equity-based compensation expense related to options during the three and nine months ended September 30, 2018, respectively. We recognized $0.6 million and $1.9 million of equity-based compensation expense related to options during the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, there was $0.1 million of total unrecognized compensation expense related to these options, which is expected to be recognized over a weighted-average period of approximately 0.1 years. We account for forfeitures as they occur.
Restricted Stock and Restricted Stock Unit Awards
The following table summarizes the status of, and changes in, our unvested restricted stock awards during the nine months ended September 30, 2018:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2017	461,346	$30.76
Granted	280,118	26.24
Vested	(219,635)	30.08
Forfeited	(26,924)	31.39
Unvested, September 30, 2018	494,905	$28.47
We granted 42,187 and 280,118 restricted stock and restricted stock unit awards during the three and nine months ended September 30, 2018, respectively. We granted 7,771 and 148,722 restricted stock and restricted stock unit awards during the three and nine months ended September 30, 2017, respectively. The fair value of the awards was based on the market price of our stock at date of grant.
We recognized $1.4 million and $5.2 million of equity-based compensation expense related to restricted stock awards during the three and nine months ended September 30, 2018, respectively. We recognized $1.9 million and $5.2 million of equity-based compensation expense related to restricted stock awards during the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, there was $10.0 million of total unrecognized compensation expense related to these restricted stock awards, which is expected to be recognized over a weighted-average period of 1.9 years.

Performance Share Unit Awards
The following table summarizes the status of, and changes in, our performance share unit awards during the nine months ended September 30, 2018:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2017	881,416	$42.16
Granted	201,417	31.24
Vested	(225,000)	41.99
Forfeited	(31,723)	44.93
Unvested, September 30, 2018	826,110	$39.44
We granted 201,417 and 90,501 of performance share unit awards during the nine months ended September 30, 2018 and 2017, respectively. The grant date fair value of these awards was estimated to be $31.24 and $67.69 for both the nine months ended September 30, 2018 and 2017, respectively, and the number of units that will vest will depend on the percentage ranking of the Company's total shareholder return ("TSR") compared to the TSRs for each of the companies in the peer group over the three year period from January 1, 2018 through December 31, 2020 for the current period grant, and from January 1, 2017 through December 31, 2019 for the prior year grant. The related compensation expense is recognized on a straight-line basis over the vesting period.
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
We recognized $3.7 million and $12.3 million of compensation expense related to performance share unit awards during the three and nine months ended September 30, 2018, respectively. We recognized $4.1 million and $11.5 million of compensation expense related to performance share unit awards during the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, there was $10.7 million of estimated total unrecognized compensation expense related to these performance share unit awards, which is expected to be recognized over a weighted-average period of 1.4 year.
NOTE O—COMMITMENTS AND CONTINGENCIES
Future Minimum Annual Commitments at September 30, 2018 (in thousands):

Year ending December 31,	Operating Lease Minimum Rental Payments	Minimum Purchase Commitments
2018	$19,961	$7,237
2019	75,484	21,640
2020	59,872	15,406
2021	40,109	8,307
2022	31,802	5,640
Thereafter	62,375	10,999
Total future lease and purchase commitments	$289,603	$69,229
Operating Leases
We are obligated under certain operating leases for railroad cars, office space, mining property, mining/processing equipment and transportation and other equipment. Certain operating lease agreements include options to purchase the equipment for fair market value at the end of the original lease term. In general, the above leases include renewal options and provide that we pay for all utilities, insurance, taxes and maintenance. Expense related to operating leases and rental agreements totaled approximately $25.7 million and $73.4 million for the three and nine months ended September 30, 2018, respectively. Expense related to operating leases and rental agreements totaled approximately $16.7 million and $47.9 million for the three and nine months ended September 30, 2017, respectively.

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
Other Commitments and Contingencies
Our operating subsidiary, U.S. Silica Company (“U.S. Silica”), has been named as a defendant in various product liability claims alleging silica exposure causing silicosis. During the nine months ended September 30, 2018, three new claims were brought against U.S. Silica. As of September 30, 2018, there were 58 active silica-related products liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, it is not reasonably possible that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations that exceeds the accrual amounts.
We have recorded estimated liabilities for these claims in other long-term obligations as well as estimated recoveries under the indemnity agreement and an estimate of future recoveries under insurance in other assets on our condensed consolidated balance sheets. As of both September 30, 2018, and December 31, 2017 other non-current assets included zero for insurance for third-party products liability claims and other long-term obligations included $1.0 million for third-party products liability claims.
NOTE P— PENSION AND POST-RETIREMENT BENEFITS
We maintain single-employer noncontributory defined benefit pension plans covering certain employees. There have been no new entrants to the US Silica Company plan since May 2009 and to the EP Management Corporation plan since January 2007 for salaried participants and January 2010 for hourly participants when the plans were frozen to all new employees. The plans provide benefits based on each covered employee’s years of qualifying service. Our funding policy is to contribute amounts within the range of the minimum required and maximum deductible contributions for the plans consistent with a goal of appropriate minimization of the unfunded projected benefit obligations. The pension plans use a benefit level per year of service for covered hourly employees and a final average pay method for covered salaried employees. The plans use the projected unit credit cost method to determine the actuarial valuation.
Net pension benefit cost (in thousands) consisted of the following for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost	$355	$260	$956	$704
Interest cost	1,193	993	3,329	2,447
Expected return on plan assets	(1,627)	(1,317)	(4,361)	(3,405)
Net amortization and deferral	806	443	2,068	1,391
Net pension benefit costs	$727	$379	$1,992	$1,137

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
Net post-retirement benefit cost (in thousands) consisted of the following for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost	$33	$11	$87	$76
Interest cost	173	79	549	462
Expected return on plan assets	—	—	—	(1)
Net amortization and deferral	—	—	—	107
Net post-retirement benefit costs	$206	$90	$636	$644
We contributed $1.5 million and $2.6 million to the qualified pension plan for the three and nine months ended September 30, 2018, respectively. We contributed $1.5 million and $1.8 million to the qualified pension plan for the three and nine months ended September 30, 2017, respectively. Total expected employer funding contributions during the fiscal year ending December 31, 2018 are $3.3 million for the pension plan and $1.4 million for the post-retirement medical and life plan.
We contribute to three multiemployer defined benefit pension plans under the terms of collective-bargaining agreements for union-represented employees. A multiemployer plan is subject to collective bargaining for employees of two or more unrelated companies. These plans allow multiple employers to pool their pension resources and realize efficiencies associated with the daily administration of the plan. Multiemployer plans are generally governed by a board of trustees composed of management and labor representatives and are funded through employer contributions. However, in most cases, management is not directly represented. Our contributions to individual multiemployer pension funds did not exceed 5% of the fund’s total contributions. Additionally, our contributions to the multiemployer post-retirement benefit plans were immaterial for the three and nine months ended September 30, 2018 and 2017.
NOTE Q— OBLIGATIONS UNDER GUARANTEES
We have indemnified our insurers against any loss they may incur in the event that holders of surety bonds, issued on our behalf, execute the bonds. As of September 30, 2018, there was $32.7 million in bonds outstanding. The majority of these bonds, $29.7 million, relate to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to such indefinite purposes as licenses, permits, and tax collection.
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
The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. As we are not subject to either the international changes of the Tax Act or other applicable provisions, we believe that the income tax effects of the Tax Act applicable to our accounting under ASC 740 is substantially complete as of September 30, 2018. Additional information that may affect the accounting under ASC 740 would include further clarification and guidance on how the Internal Revenue Service and state taxing authorities will implement the Tax Act. In August 2018, the Internal Revenue Service released Tax Act guidance on limitations on executive compensation which clarified transition rules for certain compensation agreements in existence on November 2, 2017. Based on the issued guidance, we recorded a discrete tax expense of $0.7 million to remove deferred tax assets on certain executive compensation agreements that were not eligible for transition relief.
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
For the three and nine months ended September 30, 2018, we recorded a tax expense of zero and $0.7 million, respectively, related to equity compensation pursuant to ASU 2016-09. For the three and nine months ended September 30, 2017, we recorded a tax benefit of $0.1 million and $1.8 million, respectively, related to equity compensation pursuant to ASU 2016-09.
The effective tax rate was (32)% and 14% for the three and nine months ended September 30, 2018, respectively. The effective tax rate was 26% and 22% for the three and nine months ended and September 30, 2017, respectively. The effective tax rate for the three and nine months ended September 30, 2018 would have been (52)% and 11%, respectively, without the discrete tax items. The effective tax rate for the three and nine months ended September 30, 2017 would have been 26% and 23%, respectively, without the discrete tax items.
With reduced profits mainly driven by decreased sand pricing, we updated our estimated annual effective tax rate to 11%. Our tax benefit in the period represented the cumulative adjustment to reflect the updated estimated annual effective tax rate, partially offset by the discrete tax items. Because of the updated tax rate and cumulative adjustment in the period, the (32)% tax rate is not representative of future tax rates.
Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes.

NOTE S— REVENUE
We consider sales disaggregated at the product and service level by segment to depict how the nature, amount, timing and uncertainty of revenues and cash flow are impacted by changes in economic factors. The following table disaggregates our sales by major source for the three and nine months ended September 30, 2018 (in thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
Category	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales
Product	$227,915	$120,720	$348,635	$708,924	$280,456	$989,380
Service	74,537	—	74,537	230,521	17	230,538
Total Sales	$302,452	$120,720	$423,172	$939,445	$280,473	$1,219,918
The following tables reflect the changes in our contract assets, which we classify as unbilled receivables and our contract liabilities, which we classify as deferred revenues, for the nine months ended September 30, 2018 (in thousands):

Unbilled Receivables
December 31, 2017	$5,245
Reclassifications to billed receivables	(10,668)
Revenues recognized in excess of period billings	5,911
September 30, 2018	$488

Deferred Revenue
December 31, 2017	$118,414
Revenues recognized from balances held at the beginning of the period	(26,600)
Revenues deferred from period collections on unfulfilled performance obligations	28,036
September 30, 2018	$119,850
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

NOTE T— RELATED PARTY TRANSACTIONS

An employee, who was an officer of one of our operating subsidiaries prior to the third quarter of 2018, holds an ownership interest in a transportation brokerage and logistics services vendor, from which we made purchases of approximately $0.7 million and $2.5 million for the three and nine months ended September 30, 2018, respectively, and $1.0 million and $2.8 million for the three and nine months ended September 30, 2017, respectively.

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
The following table presents sales and segment contribution margin (in thousands) for the reporting segments and other operating results not allocated to the reported segments for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales:
Oil & Gas Proppants	$302,452	$286,369	$939,445	$714,345
Industrial & Specialty Products	120,720	58,654	280,473	165,940
Total sales	423,172	345,023	1,219,918	880,285
Segment contribution margin:
Oil & Gas Proppants	89,550	96,087	303,591	206,149
Industrial & Specialty Products	48,697	23,978	110,528	67,462
Total segment contribution margin	138,247	120,065	414,119	273,611
Operating activities excluded from segment cost of sales	(37,411)	(2,831)	(70,292)	(5,614)
Selling, general and administrative	(37,980)	(29,542)	(114,803)	(77,553)
Depreciation, depletion and amortization	(37,150)	(24,673)	(102,305)	(69,898)
Asset impairment	—	—	(16,184)	—
Interest expense	(21,999)	(8,347)	(49,283)	(24,098)
Other income (expense), net, including interest income	1,062	1,308	2,808	(3,091)
Income tax benefit (expense)	1,547	(14,707)	(8,806)	(20,103)
Net income	$6,316	$41,273	$55,254	$73,254
Less: Net income (loss) attributable to non-controlling interest	—	—	—	—
Net income attributable to U.S. Silica Holdings, Inc.	$6,316	$41,273	$55,254	$73,254
Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. At September 30, 2018, goodwill of $414.7 million has been allocated to these segments with $250.3 million assigned to Oil & Gas Proppants and $164.5 million to Industrial & Specialty Products. At December 31, 2017, goodwill of $272.1 million had been allocated to these segments with $247.5 million assigned to Oil & Gas Proppants and $24.6 million to Industrial & Specialty Products.

NOTE V— SUBSEQUENT EVENTS
On October 3, 2018, we paid a cash dividend of $0.0625 per share to common stockholders of record on September 14, 2018, which had been declared by our Board of Directors on July 16, 2018.

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
Overview
We are a performance materials company and one of the largest domestic producers of commercial silica, a specialized mineral that is a critical input into a variety of attractive end markets. Through our recent acquisition of EP Minerals, LLC, we are an industry leader in the production of products derived from diatomaceous earth, perlite, engineered clays, and non-activated clays. During our 118-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 400 diversified products to customers across these markets. As of September 30, 2018, we operate 28 production facilities across the United States. We control 748 million tons of reserves of commercial silica, which can be processed to make 316 million tons of finished products that meet American Petroleum Institute (API) frac sand specifications, and 53 million tons of reserves of diatomaceous earth, perlite, and clays.
Our operations are organized into two segments based on end markets served: (1) Oil & Gas Proppants and (2) Industrial & Specialty Products. Our segments are complementary because our ability to sell to a wide range of customers across end markets allows us to maximize recovery rates in our mining operations, optimize our asset utilization and reduce the cyclicality of our earnings.
Acquisitions
On May 1, 2018, we completed the acquisition of all of the outstanding capital stock of EP Acquisition Parent, Inc., a Delaware corporation (“EPAP”), and the ultimate parent of EP Minerals, LLC ("EPM"). Contemporaneous with the merger, EPAP was renamed EP Minerals Holdings, Inc. ("EPMH"). The consideration paid consisted of $743.3 million of cash, net of cash acquired of $19.1 million, including $0.5 million of post-closing adjustments. EPM is a global producer of engineered materials derived from industrial minerals, including diatomaceous earth, clay (calcium bentonite) and perlite. EPM's industrial minerals are used as filter aids, absorbents and functional additives for a variety of industries including food and beverage, biofuels, recreational water, oil and gas, farm and home, landscape, sports turf, paint, plastics, and insecticides. The acquisition of EPM increased our industrial materials product offering in our Industrial & Specialty Products segment.
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
Recent Trends and Outlook
Oil and gas proppants end market trends
Increased demand for frac sand has historically been driven by the growth in the use of hydraulic fracturing as a means to extract hydrocarbons from shale formations. According to Rystad Energy's Proppant Market report - 4Q 2018, published on September 11, 2018, U.S. raw sand proppant demand was 48% higher on a run rate basis during the third quarter of 2018 than its previous peak in 2014, and is expected to continue to grow.
Declines in oil prices beginning in 2015 reduced oil and gas drilling and completion activity in North America during 2015 and most of 2016. As of September 30, 2016, the U.S. land rig count had fallen over 70% from its peak in 2014. Demand for frac sand fell in conjunction with the rig count and activity levels, partially offset by higher proppant per well to optimize recovery and production rates. The North American market for proppant stabilized and began to grow during the last quarter of 2016 due to increases in North America oil and gas drilling and completion activity. As of September 30, 2018, U.S. land rig count has increased 60% since December 31, 2016. Driven by the corresponding increase in frac sand demand, tons sold increased sequentially during the three months ended September 30, 2018 compared to the three months ended June 30, 2018, as summarized below. Average selling price per ton declined sequentially, mainly driven by more tons sold from in-basin plants, increased proppant supply, and decreased sand pricing.

Amounts in thousands except per ton data	Three Months Ended				Percentage Change
Oil & Gas Proppants	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2018 vs. June 30, 2018	June 30, 2018 vs. March 31, 2018	March 31, 2018 vs. December 31, 2017
Sales	$302,452	$324,063	$312,930	$306,019	(7)%	4%	2%
Tons Sold	3,821	3,465	3,252	3,171	10%	7%	3%
Average Selling Price per Ton	$79.16	$93.52	$96.23	$96.51	(15)%	(3)%	—%

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
We believe fluctuations in frac sand demand and price may occur as the market adjusts to changing supply and demand due to energy pricing fluctuations. Fluctuations in price may also occur as the supply of in-basin sand changes. We continue to expect long-term growth in oil and gas drilling in North American shale basins.
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

◦
We have expanded our transload network to ensure product is available to meet the in-basin needs of our customers. We primarily expand our transload network through partnerships rather than owned transloads as we believe this approach enables us to receive high quality service from our specialized transloading partners without the significant capital investment related to owning the assets. This approach allows us to provide strong customer service and puts us in a position to take advantage of opportunistic spot market sales. Our plant sites are strategically located to provide access to key Class I railroads, which enables us to cost effectively send product to each of the strategic basins in North America. We can ship product by truck, barge and rail with an ability to connect to short-line railroads as necessary to meet our customers’ evolving in-basin product needs. We expect to continue to develop strategic partnerships with transload operators and transportation providers that will enhance our portfolio of supply chain services that we can provide to customers. As of September 30, 2018, we have storage capacity at 49 transloads located near all of the major shale basins in the United States.

◦
Our acquisition of Sandbox extends our delivery capability directly to our customers' wellhead locations, which increases efficiency and provides a lower cost logistics solution for our customers. Sandbox has operations in the major United States oil and gas producing regions, including Texas, New Mexico, Oklahoma, Rocky Mountains and the Northeast, where their largest customers are located.

•
Evaluate both Greenfield and Brownfield expansion opportunities and other acquisitions. We expect to continue leveraging our reputation, processing capabilities and infrastructure to increase production, as well as explore other opportunities to expand our reserve base and sell new products.

◦
We may accomplish this by developing Greenfield projects, where we can capitalize on our technical knowledge of geology, mining and processing and our strong reputation within local communities. For instance, in May 2017, we purchased a new Greenfield site in Crane County, Texas, which became operational during the first quarter of 2018 and will eventually add approximately 4 million tons of annual frac sand capacity. Additionally, in July 2017, we purchased a new Greenfield site near Lamesa, Texas, which became operational during the third quarter of 2018 and will eventually add approximately 6 million tons of annual frac sand capacity.

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

•
Maintain financial strength and flexibility. We intend to maintain financial strength and flexibility to enable us to better manage through industry downturns and pursue acquisitions and new growth opportunities as they arise. As of September 30, 2018, we had $345.6 million of cash on hand and $95.2 million of availability under our revolving credit facility (the "Revolver").

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
Our ten largest customers accounted for approximately 48% and 50% of total sales during the nine months ended September 30, 2018 and 2017, respectively. Sales to one of our customers accounted for 15% of our total sales during the nine months ended September 30, 2018. Sales to two of our customers accounted for 11% and 10% of our total sales during the nine months ended September 30, 2017. No other customers accounted for 10% or more of our total sales. At September 30, 2018, one of our customers' accounts receivable represented 19% of our total accounts receivable, net of allowance. At December 31, 2017, two of our customers' accounts receivable represented 19% and 11% of our total accounts receivable, net of allowance. No other customers accounted for 10% or more of our total accounts receivable.
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
As of September 30, 2018, we have twenty-four minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2018 and 2034. As of September 30, 2017, we had ten minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2018 and 2020. Collectively, sales to customers with minimum purchase supply agreements accounted for 54% and 28% of Oil & Gas Proppants segment sales during the nine months ended September 30, 2018 and 2017, respectively. Although sales under minimum purchase supply agreements may result in us realizing lower margins than we otherwise might during periods of high market prices, we believe such lower margins are offset by the benefits derived from the product mix and sales volume stability afforded by such supply agreements, which helps us lower market risk arising from adverse changes in spot prices and market conditions.
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
Segment contribution margin is not a measure of our financial performance under GAAP and should not be considered an alternative to measures derived in accordance with GAAP. For more details on the reconciliation of segment contribution margin to its most directly comparable GAAP financial measure, net income, see Note U - Segment Reporting to our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA.

(All amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to U.S. Silica Holdings, Inc.	$6,316	$41,273	$55,254	$73,254
Total interest expense, net of interest income	20,899	6,900	43,243	19,852
Provision for taxes	(1,547)	14,707	8,806	20,103
Total depreciation, depletion and amortization expenses	37,150	24,673	102,305	69,898
EBITDA	62,818	87,553	209,608	183,107
Non-cash incentive compensation (1)	5,427	6,567	18,612	18,520
Post-employment expenses (excluding service costs) (2)	544	194	1,653	923
Merger and acquisition related expenses (3)	8,303	2,387	28,434	4,824
Plant capacity expansion expenses (4)	24,999	1	45,100	3
Contract termination expenses (5)	—	—	—	325
Asset impairment (6)	—	—	16,184	—
Business optimization projects (7)	1,926	—	1,926	—
Other adjustments allowable under our existing credit agreement (8)	1,525	(26)	3,001	6,758
Adjusted EBITDA	$105,542	$96,676	$324,518	$214,460

(1)	Reflects equity-based non-cash compensation expense.
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

(6)
The nine months ended September 30, 2018 reflects a $16.2 million asset impairment related to the closure of our resin coating facility and associated product portfolio during the first quarter of 2018.

(7)
Reflects costs incurred related to business optimization projects within our corporate center, which aim to measure and improve the efficiency, productivity and performance of our organization. While these costs are not operational in nature and are not expected to continue for any singular project on an ongoing basis, similar types of expenses may recur in the future.

(8)
Reflects miscellaneous adjustments permitted under our existing credit agreement. The three months ended September 30, 2018 includes storm damage costs, recruiting fees and relocation costs. The nine months ended September 30, 2018 also includes a net loss of $0.7 million on divestiture of assets, consisting of $5.2 million of contract termination costs and $1.3 million of divestiture related expenses such as legal fees and consulting fees, partially offset by a $5.8 million gain on sale of assets. The nine months ended September 30, 2017 amount includes a contract restructuring cost of $6.3 million. While the gain and these types of costs are not operational in nature and are not expected to continue for any singular event on an ongoing basis, similar types of expenses have occurred in prior periods and may recur in the future.

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
As of September 30, 2018, we are in compliance with all covenants in accordance with our Revolver and Term Loan. The Revolver and Term Loan require us to maintain a consolidated leverage ratio of no more than 3.75:1.00 as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 30% of the Revolver commitment. As of September 30, 2018, our Revolver usage was zero (other than certain undrawn letters of credit). Since the Revolver usage did not exceed 30% of the Revolver commitment, the consolidated leverage ratio covenant did not apply. The calculation of the consolidated leverage ratio incorporates the Adjusted EBITDA-trailing twelve months as follows:

(All amounts in thousands)	September 30, 2018

Total debt	$1,264,008
Capital leases	524
Total consolidated debt	$1,264,532

Adjusted EBITDA-trailing twelve months	$417,759
Pro forma Adjusted EBITDA of acquisitions (1)	31,918
Other adjustments for covenant calculation (2)	271
Total Adjusted EBITDA-trailing twelve months for covenant calculation	$449,948

Consolidated leverage ratio	2.81

(1)	Covenant calculation allows for the Adjusted EBITDA-trailing twelve months to include the impact of acquisitions on a pro forma basis.
(2)	Covenant calculation excludes activity at legal entities above the operating company, which is mainly interest income offset by public company operating expenses.

Results of Operations for the Three Months Ended September 30, 2018 and 2017
Sales

(All numbers in thousands except per ton data)	Three Months Ended September 30,		Percent Change
	2018	2017	'18 vs.'17
Sales:
Oil & Gas Proppants	$302,452	$286,369	6%
Industrial & Specialty Products	120,720	58,654	106%
Total sales	$423,172	$345,023	23%
Tons:
Oil & Gas Proppants	3,821	3,147	21%
Industrial & Specialty Products	983	928	6%
Total Tons	4,804	4,075	18%
Average Selling Price per Ton:
Oil & Gas Proppants	$79.16	$91.00	(13)%
Industrial & Specialty Products	122.81	63.20	94%
Overall Average Selling Price per Ton	$88.09	$84.67	4%
Total sales increased 23% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, driven by an 18% increase in total tons sold and a 4% increase in overall average selling price. Tons sold in-basin represented 52% and 51% of total company tons sold for the three months ended September 30, 2018 and 2017, respectively.
The increase in total sales was partly driven by Oil & Gas Proppants sales, which increased 6% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Oil & Gas Proppants tons sold increased 21% and average selling price decreased 13%. The increase in tons sold was driven by year over year growth in demand for our frac sand and for our Sandbox last mile logistics solution, as well as the acquisition of MS Sand. The decrease in average selling price was mainly driven by more tons sold from in-basin plants, increased proppant supply, and decreased sand pricing.
The increase in total sales was mainly driven by Industrial & Specialty Products sales, which increased 106% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Industrial & Specialty Products tons sold increased 6% and average selling price increased 94%. The increase in tons sold was due to the acquisition of EPM and additional business with existing customers. The increase in average selling price was due to the acquisition of EPM, additional higher-margin product sales and price increases.
Cost of Sales
Cost of sales increased by $94.5 million, or 42%, to $322.3 million for the three months ended September 30, 2018 compared to $227.8 million for the three months ended September 30, 2017. These changes result from the main components of cost of sales as discussed below. As a percentage of sales, cost of sales represented 76% for the three months ended September 30, 2018 compared to 66% for the same period in 2017, mainly due to plant capacity expansion expenses.
We incurred $145.3 million and $133.2 million of transportation and related costs for the three months ended September 30, 2018 and 2017, respectively. This increase was mainly due to incremental costs related to Sandbox operations. As a percentage of sales, transportation and related costs decreased to 34% for the three months ended September 30, 2018 compared to 39% for the same period in 2017.
We incurred $53.6 million and $34.9 million of operating labor costs for the three months ended September 30, 2018 and 2017, respectively. The $18.7 million increase in labor costs incurred was due to more tons sold, incremental costs related to Sandbox operations, and the acquisition of EPM. As a percentage of sales, operating labor costs represented 13% for the three months ended September 30, 2018 compared to 10% for the same period in 2017.
We incurred $15.8 million and $8.7 million of electricity and drying fuel (principally natural gas) costs for the three months ended September 30, 2018 and 2017, respectively. The $7.0 million increase in electricity and drying fuel costs incurred was due to more tons sold and the acquisition of EPM. As a percentage of sales, electricity and drying fuel costs represented 4% for the three months ended September 30, 2018 compared to 3% for the same period in 2017.
We incurred $36.8 million and $15.1 million of maintenance and repair costs for the three months ended September 30, 2018 and 2017, respectively. The increase in maintenance and repair costs incurred was due to plant capacity expansion expenses, higher production volume, incremental costs related to Sandbox and the acquisition of EPM. As a percentage of sales, maintenance and repair costs represented 9% for the three months ended September 30, 2018 compared to 4% for the same period in 2017.
Segment Contribution Margin
Oil & Gas Proppants contribution margin decreased by $6.5 million to $89.6 million for the three months ended September 30, 2018 compared to $96.1 million for the three months ended September 30, 2017, driven by a $16.1 million increase in revenue, offset by $22.6 million in higher cost of sales. The decrease in segment contribution margin was mainly driven by decreased sand pricing.
Industrial & Specialty Products contribution margin increased by $24.7 million, or 103%, to $48.7 million for the three months ended September 30, 2018 compared to $24.0 million for the three months ended September 30, 2017, driven by a $62.1 million increase in revenue, partially offset by $37.3 million in higher cost of sales. The increase in segment contribution margin was due to the acquisition of EPM as well as additional business with existing customers, new higher-margin product sales and price increases.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $8.4 million, or 29%, to $38.0 million for the three months ended September 30, 2018 compared to $29.5 million for the three months ended September 30, 2017. The increase was due to the following factors:

•
Compensation related expense increased by $5.2 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, due to the acquisition of EPM, higher employee headcount, and increased equity-based compensation.

•
Merger and acquisition related expense increased by $0.9 million to $1.9 million for the three months ended September 30, 2018 compared to $1.0 million for the three months ended September 30, 2017. The increase was mainly due to costs related to the evaluation of business acquisitions.

•
Business optimization project expenses within our corporate center, which aim to measure and improve the efficiency, productivity and performance of our organization, were $1.9 million for the three months ended September 30, 2018.

In total, our selling, general and administrative costs represented approximately 9% of our sales for both the three months ended September 30, 2018 and 2017.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense increased by $12.5 million, or 51%, to $37.2 million for the three months ended September 30, 2018 compared to $24.7 million for the three months ended September 30, 2017. The increase was mainly driven by our plant capacity expansions and our acquisitions, including the acquisition of EPM, as well as other continued capital spending. Depreciation, depletion and amortization costs represented approximately 9% and 7% of our sales for the three months ended September 30, 2018 and 2017, respectively.
Operating Income
Operating income decreased by $37.3 million to $25.7 million for the three months ended September 30, 2018 compared to $63.0 million for the three months ended September 30, 2017. The decrease was driven by a 23% increase in total sales, offset by a 42% increase in cost of sales, a 29% increase in selling, general and administrative expense and a 51% increase in depreciation, depletion and amortization expense.

Interest Expense
Interest expense increased by $13.7 million, or 164%, to $22.0 million for the three months ended September 30, 2018 compared to $8.3 million for the three months ended September 30, 2017, mainly driven by the increase in our new credit facility to finance the acquisition of EPM.
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
For the three months ended September 30, 2018 and 2017, we recorded a tax expense of zero and $0.1 million, respectively, related to equity compensation pursuant to ASU 2016-09.
Income tax expense decreased by $16.3 million to a $1.5 million income tax benefit for the three months ended September 30, 2018 compared to $14.7 million in income tax expense for the three months ended September 30, 2017. The decrease was mainly due to decreased profit before income tax during the three months ended September 30, 2018. The effective tax rate was (32)% and 26% for the three months ended September 30, 2018 and 2017, respectively. The effective tax rate for the three months ended September 30, 2018 and 2017 would have been (52)% and 26%, respectively, without the discrete tax items. With reduced profits mainly driven by decreased sand pricing, we updated our estimated annual effective tax rate to 11%. Our tax benefit in the period represented the cumulative adjustment to reflect the updated estimated annual effective tax rate partially offset by the discrete tax items. Because of the updated tax rate and cumulative adjustment in the period, the (32)% tax rate is not representative of future tax rates. See accompanying Note R - Income Taxes of our Financial Statements for more information.
Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes.
Net Income
Net income was $6.3 million for the three months ended September 30, 2018 compared to a net income of $41.3 million for the three months ended September 30, 2017. The year over year change was due to the factors noted above.
Results of Operations for the Nine Months Ended September 30, 2018 and 2017
Sales

(All numbers in thousands except per ton data)	Nine Months Ended September 30,		Percent Change
	2018	2017	'18 vs.'17
Sales:
Oil & Gas Proppants	$939,445	$714,345	32%
Industrial & Specialty Products	280,473	165,940	69%
Total sales	$1,219,918	$880,285	39%
Tons:
Oil & Gas Proppants	10,537	8,424	25%
Industrial & Specialty Products	2,885	2,682	8%
Total Tons	13,422	11,106	21%
Average Selling Price per Ton:
Oil & Gas Proppants	$89.16	$84.80	5%
Industrial & Specialty Products	97.22	61.87	57%
Overall Average Selling Price per Ton	$90.89	$79.26	15%

Total sales increased 39% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, driven by a 21% increase in total tons sold and a 15% increase in overall average selling price. Tons sold in-basin represented 52% and 49% of total company tons sold for the nine months ended September 30, 2018 and 2017, respectively.
The increase in total sales was partly driven by Oil & Gas Proppants sales, which increased 32% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Oil & Gas Proppants tons sold increased 25% and average selling price increased 5%. These increases were driven by year over year growth in demand for our frac sand and for our Sandbox last mile logistics solution, as well as the acquisition of MS Sand.
The increase in total sales was also driven by Industrial & Specialty Products sales, which increased 69% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Industrial & Specialty Products tons sold increased 8% and average selling price increased 57%. The increase in tons sold was due to the acquisition of EPM and additional business with existing customers. The increase in average selling price was due to the acquisition of EPM, additional higher-margin product sales and price increases.
Cost of Sales
Cost of sales increased by $263.8 million, or 43%, to $876.1 million for the nine months ended September 30, 2018 compared to $612.3 million for the nine months ended September 30, 2017. These changes result from the main components of cost of sales as discussed below. As a percentage of sales, cost of sales represented 72% for the nine months ended September 30, 2018 compared to 70% for the same period in 2017, mainly due to plant capacity expansion expenses.
We incurred $417.7 million and $349.6 million of transportation and related costs for the nine months ended September 30, 2018 and 2017, respectively. This increase was due to increased tons sold through our transloads and incremental costs related to Sandbox operations. As a percentage of sales, transportation and related costs decreased to 34% for the nine months ended September 30, 2018 compared to 40% for the same period in 2017.
We incurred $143.7 million and $96.8 million of operating labor costs for the nine months ended September 30, 2018 and 2017, respectively. The $46.9 million increase in labor costs incurred was due to more tons sold, incremental costs related to Sandbox operations and the acquisition of EPM. As a percentage of sales, operating labor costs represented 12% for the nine months ended September 30, 2018 compared to 11% for the same period in 2017.
We incurred $36.5 million and $26.1 million of electricity and drying fuel (principally natural gas) costs for the nine months ended September 30, 2018 and 2017, respectively. The $10.4 million increase in electricity and drying fuel costs incurred was due to more tons sold and the acquisition of EPM. As a percentage of sales, electricity and drying fuel costs represented 3% for both the nine months ended September 30, 2018 and 2017.
We incurred $81.0 million and $42.9 million of maintenance and repair costs for the nine months ended September 30, 2018 and 2017, respectively. The increase in maintenance and repair costs incurred was due to plant capacity expansion expenses, higher production volume, incremental costs related to Sandbox and the acquisition of EPM. As a percentage of sales, maintenance and repair costs represented 7% for the nine months ended September 30, 2018 compared to 5% for the same period in 2017.
Segment Contribution Margin
Oil & Gas Proppants contribution margin increased by $97.4 million to $303.6 million for the nine months ended September 30, 2018 compared to $206.1 million for the nine months ended September 30, 2017, driven by a $225.1 million increase in revenue, partially offset by $127.7 million in higher cost of sales. The increase in segment contribution margin was driven by year over year growth in demand for our frac sand and for our Sandbox last mile logistics solution, as well as the acquisition of MS Sand, partly offset by lower sand pricing.
Industrial & Specialty Products contribution margin increased by $43.1 million, or 64%, to $110.5 million for the nine months ended September 30, 2018 compared to $67.5 million for the nine months ended September 30, 2017, driven by a $114.5 million increase in revenue, partially offset by $71.5 million in higher cost of sales. The increase in segment contribution margin was due to the acquisition of EPM as well as additional business with existing customers, new higher-margin product sales and price increases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $37.3 million, or 48%, to $114.8 million for the nine months ended September 30, 2018 compared to $77.6 million for the nine months ended September 30, 2017. The increase was due to the following factors:

•
Compensation related expense increased by $19.3 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, due to the acquisition of EPM, higher employee headcount, and increased equity-based compensation.

•
Merger and acquisition related expense increased by $10.2 million to $13.3 million for the nine months ended September 30, 2018 compared to $3.1 million for the nine months ended September 30, 2017. The increase was mainly due to costs related to the acquisition of EPM.

•
Business optimization project expenses within our corporate center, which aim to measure and improve the efficiency, productivity and performance of our organization, were $1.9 million for the nine months ended September 30, 2018.

•
A net loss of $0.7 million on divestiture of assets, consisting of $5.2 million of contract termination costs and $1.3 million of divestiture related expenses such as legal fees and consulting fees, partially offset by a $5.8 million gain on sale of assets during the first quarter of 2018.

    In total, our selling, general and administrative costs represented approximately 9% of our sales for both the nine months ended September 30, 2018 and 2017.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense increased by $32.4 million, or 46%, to $102.3 million for the nine months ended September 30, 2018 compared to $69.9 million for the nine months ended September 30, 2017. The increase was mainly driven by our plant capacity expansions and our acquisitions, including the acquisition of EPM, as well as other continued capital spending. Depreciation, depletion and amortization costs represented approximately 8% of our sales for both the nine months ended September 30, 2018 and 2017.
Asset Impairment
During the nine months ended September 30, 2018, we recorded a $16.2 million asset impairment related to the closure of our resin coating facility and associated product portfolio.
Operating Income
Operating income decreased by $10.0 million to $110.5 million for the nine months ended September 30, 2018 compared to $120.5 million for the nine months ended September 30, 2017. The decrease was driven by a 39% increase in total sales, offset by a 43% increase in cost of sales, a 48% increase in selling, general and administrative expense and a 46% increase in depreciation, depletion and amortization expense.
Interest Expense
Interest expense increased by $25.2 million, or 105%, to $49.3 million for the nine months ended September 30, 2018 compared to $24.1 million for the nine months ended September 30, 2017, mainly driven by an increase in our new credit facility to finance the acquisition of EPM, including a $1.1 million write-off of capitalized debt issuance costs relating to the previously existing senior debt.
Other Income (Expense), net, including interest income
Other income increased by $5.9 million, or 191%, to $2.8 million for the nine months ended September 30, 2018 compared to $3.1 million in other expense for the nine months ended September 30, 2017. The increase was mainly due to the prior year containing contract restructuring costs.
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
For the nine months ended September 30, 2018 and 2017, we recorded a tax expense of $0.7 million and $1.8 million, respectively, related to equity compensation pursuant to ASU 2016-09.
Income tax expense decreased by $11.3 million to $8.8 million for the nine months ended September 30, 2018 compared to $20.1 million in income tax expense for the nine months ended September 30, 2017. The decrease was mainly due to decreased profit before income tax during the nine months ended September 30, 2018. The effective tax rate was 14% and 22% for the nine months ended September 30, 2018 and 2017. The effective tax rate for the nine months ended September 30, 2018 and 2017 would have been 11% and 23%, respectively, without the discrete tax items. See accompanying Note R - Income Taxes of our Financial Statements for more information.
Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes.
Net Income
Net income was $55.3 million for the nine months ended September 30, 2018 compared to a net income of $73.3 million for the nine months ended September 30, 2017. The year over year change was due to the factors noted above.

Liquidity and Capital Resources
Overview
Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to return cash to our stockholders, and to finance acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through cash on hand or borrowings under our credit facilities and equity issuances. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of September 30, 2018, our working capital was $500.1 million and we had $95.2 million of availability under the Revolver.
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
Cash Flow Analysis
A summary of operating, investing and financing activities (in thousands) is shown in the following table:

	Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$267,690	$160,861
Investing activities	(944,852)	(383,550)
Financing activities	638,178	(24,886)
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
Net cash provided by operating activities was $267.7 million for the nine months ended September 30, 2018. This was mainly due to $55.3 million in net income adjusted for non-cash items, including $102.3 million in depreciation, depletion and amortization, $16.2 million asset impairment related to the closure of our resin coating facility and associated product portfolio, $7.7 million in deferred income taxes, $18.6 million in equity-based compensation, $16.6 million in deferred revenue, $5.4 million mainly related to the gain on sale of three transload facilities, and $9.7 million in other miscellaneous non-cash items. Also, contributing to the change was an $8.2 million decrease in accounts receivable, a $2.7 million decrease in inventories, a $3.1 million increase in prepaid expenses and other current assets, a $4.4 million decrease in income taxes, a $27.9 million increase in accounts payable and accrued liabilities, $54.6 million in short-term and long-term vendor incentives, and $6.1 million in other operating assets and liabilities.

Net cash provided by operating activities was $160.9 million for the nine months ended September 30, 2017. This was mainly due to $73.3 million in net income adjusted for non-cash items, including $69.9 million in depreciation, depletion and amortization, $10.1 million in deferred income taxes, $18.5 million in equity-based compensation, $32.5 million in deferred revenue, and $6.8 million in other miscellaneous non-cash items; partially offset by a $106.1 million increase in accounts receivable, a $7.4 million decrease in prepaid expenses and other current assets, a $40.6 million increase in accounts payable and accrued liabilities, a $9.7 million increase in income taxes, and $1.3 million in other operating assets and liabilities.
Net Cash Provided by / Used in Investing Activities
Investing activities consist primarily of cash consideration paid to acquire businesses and capital expenditures for growth and maintenance.
Net cash used in investing activities was $944.9 million for the nine months ended September 30, 2018. This was mainly due to capital expenditures of $220.8 million and cash consideration of $743.3 million paid for the EPMH acquisition, partially offset by proceeds from the sale of three transload facilities of $26.3 million. Capital expenditures for the nine months ended September 30, 2018 were mainly for engineering, procurement and construction of our growth, primarily Crane and Lamesa, equipment to expand our Sandbox operations, and other maintenance and cost improvement capital projects.
Net cash used in investing activities was $383.6 million for the nine months ended September 30, 2017. This was mainly due to capital expenditures of $261.2 million, cash consideration of $119.7 million paid for the acquisition of businesses, and capitalized intellectual costs of $2.6 million. Capital expenditures for the nine months ended September 30, 2017 were approximately $49.6 million for a purchase of reserves in Lamesa, Texas, $94.4 million for a purchase of reserves in Crane County, Texas, and $117.2 million for engineering, procurement and construction of our growth projects and other maintenance and cost improvement capital projects.
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
Net Cash Provided by / Used in Financing Activities
Financing activities consist primarily of equity issuances, dividend payments, share repurchases, borrowings and repayments related to the Revolver, Term Loan, as well as fees and expenses paid in connection with our credit facilities.
Net cash provided by financing activities was $638.2 million for the nine months ended September 30, 2018. This was mainly due to $1.280 billion of proceeds from long-term debt borrowings and $37.3 million of fees paid to finance the EPMH acquisition, $497.7 million of long-term debt payments, $90.5 million of common stock repurchases, $15.1 million of dividends paid, $4.2 million of tax payments related to shares withheld for vested restricted stock and stock units, and a $3.2 million capital contribution from a non-controlling interest.
Net cash used in financing activities was $24.9 million for the nine months ended September 30, 2017. This was due to $15.3 million of dividends paid, $3.9 million of tax payments related to shares withheld for vested restricted stock and stock units, $5.6 million of long-term debt payments, and $0.9 million of capital lease repayments, partially offset by $0.8 million of proceeds from employee stock options exercised.
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

Environmental Matters
We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. As of September 30, 2018, we had $20.1 million accrued for future reclamation costs, as compared to $19.0 million as of December 31, 2017.
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
Interest Rate Risk
We are exposed to interest rate risk arising from adverse changes in interest rates. In connection with the acquisition of EPMH on May 1, 2018, we entered into a new Credit Agreement. The Credit Agreement increases our existing senior debt by entering into a new $1.380 billion senior secured credit facility, consisting of a $1.280 billion term loan and a $100 million revolving credit facility that may also be used for swingline loans or letters of credit, and we may elect to increase the term loan in accordance with the terms set forth in the Credit Agreement. As of September 30, 2018, we had $1.274 billion of debt outstanding under our senior credit facility. Assuming LIBOR is greater than the 1.0% minimum base rate on the Term Loan, a hypothetical increase in interest rates by 1.0% would have changed our interest expense by $12.7 million per year.
We use interest rate derivatives in the normal course of our business to manage both our interest cost and the risks associated with changing interest rates. We do not use derivatives for trading or speculative purposes. As of September 30, 2018 the fair value of our interest rate swaps was $0.4 million and $0.2 million and classified within other long-term assets on our balance sheet. The fair value of our interest rate cap was zero. At December 31, 2017, the fair value of our interest rate cap was zero. Additional disclosures for derivative instruments are presented in Note M - Derivative Instruments to the Financial Statements.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.
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
As a result of the above developments, the filing rate of new claims against us over the past few years has decreased to below pre-2001 levels, and we were named as a defendant in zero, two, and zero new silicosis cases filed in 2015, 2016 and 2017, respectively. During the nine months ended September 30, 2018, three new claims were brought against U.S. Silica. As of September 30, 2018, there were 58 active silica-related products liability claims pending in which U.S. Silica is a defendant. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media, and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for both our predecessors that cover certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to certain insurance). As a result of a settlement with a former owner and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf.
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
As of September 30, 2018, there have been no material changes to the risk factors disclosed in Item 1A of Part I in our 2017 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchase Program
The following table presents the total number of shares of our common stock that we purchased during the third quarter of 2018, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period pursuant to our share repurchase program:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
July 1, 2018 - July 31, 2018	328	(2)	$26.26	—	$184,500,060
August 1, 2018 - August 31, 2018	405	(2)	$23.10	—	$184,500,060
September 1, 2018 - September 30, 2018	205	(2)	$20.78	—	$184,500,060
Total	938		$23.70	—

(1)	In May 2018, our Board of Directors authorized the repurchase of up to $200 million of our common stock.
(2)	Shares withheld by U.S. Silica to pay taxes due upon the vesting of employee restricted stock and restricted stock units.
From September 30, 2018 to the date of the filing of this Quarterly Report on Form 10-Q, we have not repurchased any shares of our common stock except in connection with the vesting of employee restricted stock and restricted stock units.
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
All of our production facilities, with the exception of our EP Minerals, Blair, NE, facility, are classified as mines and are subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Following passage of The Mine Improvement and New Emergency Response Act of 2006, MSHA significantly increased the numbers of citations and orders charged against mining operations. The dollar penalties assessed for citations issued has also increased in recent years. Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Quarterly Report filed on Form 10-Q.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd day of October, 2018.

U.S. Silica Holdings, Inc.

/s/ DONALD A. MERRIL
Name:	Donald A. Merril
Title:	Chief Financial Officer

S-1

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification by Bryan A. Shinn, Chief Executive Officer.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification by Donald A. Merril, Chief Financial Officer.
32.1*	Section 1350 Certification by Bryan A. Shinn, Chief Executive Officer.
32.2*	Section 1350 Certification by Donald A. Merril, Chief Financial Officer.
95.1*	Mine Safety Disclosure
99.1*	Consent of Rystad Energy
101*	101.INS XBRL Instance
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