Form 10-Q
period 2019-03-31
U.S. SILICA HOLDINGS, INC.
filed 2019-05-01
CIK 1524741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of April 26, 2019, 73,553,442 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

U.S. SILICA HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2019

PART I-FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; dollars in thousands)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$161,615	$202,498
Accounts receivable, net	258,348	215,486
Inventories, net	143,149	162,087
Prepaid expenses and other current assets	14,572	17,966
Income tax deposits	1,388	2,200
Total current assets	579,072	600,237
Property, plant and mine development, net	1,820,102	1,826,303
Operating lease right-of-use assets	209,699	—
Goodwill	273,524	261,340
Intangible assets, net	190,584	194,626
Other assets	16,459	18,334
Total assets	$3,089,440	$2,900,840
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$223,611	$216,400
Current portion of operating lease liabilities	61,583	—
Current portion of long-term debt	13,112	13,327
Current portion of deferred revenue	28,838	31,612
Total current liabilities	327,144	261,339
Long-term debt, net	1,245,242	1,246,428
Deferred revenue	86,930	81,707
Liability for pension and other post-retirement benefits	56,879	57,194
Deferred income taxes, net	131,053	137,239
Operating lease liabilities	149,040	—
Other long-term liabilities	59,054	64,629
Total liabilities	2,055,342	1,848,536
Commitments and Contingencies (Note O)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; zero issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 82,455,734 issued and 73,524,817 outstanding at March 31, 2019; 81,811,977 issued and 73,148,853 outstanding at December 31, 2018	820	818
Additional paid-in capital	1,173,259	1,169,383
Retained earnings	43,920	67,854
Treasury stock, at cost, 8,930,917 and 8,663,124 shares at March 31, 2019 and December 31, 2018, respectively	(180,125)	(178,215)
Accumulated other comprehensive loss	(15,985)	(15,020)
Total U.S. Silica Holdings, Inc. stockholders’ equity	1,021,889	1,044,820
Non-controlling interest	12,209	7,484
Total stockholders' equity	1,034,098	1,052,304
Total liabilities and stockholders’ equity	$3,089,440	$2,900,840
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Sales:
Product	$296,860	$294,788
Service	81,890	74,525
Total sales	378,750	369,313
Cost of sales (excluding depreciation, depletion and amortization):
Product	234,916	207,239
Service	62,622	53,671
Total cost of sales (excluding depreciation, depletion and amortization)	297,538	260,910
Operating expenses:
Selling, general and administrative	34,656	34,591
Depreciation, depletion and amortization	44,600	28,592
Total operating expenses	79,256	63,183
Operating income	1,956	45,220
Other (expense) income:
Interest expense	(23,978)	(7,070)
Other income, net, including interest income	722	665
Total other expense	(23,256)	(6,405)
(Loss) income before income taxes	(21,300)	38,815
Income tax benefit (expense)	1,972	(7,521)
Net (loss) income	$(19,328)	$31,294
Less: Net (loss) income attributable to non-controlling interest	(4)	—
Net (loss) income attributable to U.S. Silica Holdings, Inc.	$(19,324)	$31,294
Earnings (loss) per share attributable to U.S. Silica Holdings, Inc.:
Basic	$(0.26)	$0.39
Diluted	$(0.26)	$0.39
Weighted average shares outstanding:
Basic	73,040	79,496
Diluted	73,040	80,309
Dividends declared per share	$0.06	$0.06
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Net (loss) income	$(19,328)	$31,294
Other comprehensive (loss) income:
Unrealized loss on derivatives (net of tax of $(299) and $1 for the three months ended March 31, 2019 and 2018, respectively)	(940)	(2)
Foreign currency translation adjustment (net of tax of $(60) and $1 for the three months ended March 31, 2019 and 2018, respectively)	(199)	3
Pension and other post-retirement benefits liability adjustment (net of tax of $55 and $730 for the three months ended March 31, 2019 and 2018, respectively)	174	2,293
Comprehensive (loss) income	$(20,293)	$33,588
Less: Comprehensive (loss) income attributable to non-controlling interest	(4)	—
Comprehensive (loss) income attributable to U.S. Silica Holdings, Inc.	$(20,289)	$33,588
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; dollars in thousands, except per share amounts)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total U.S. Silica Holdings Inc., Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2018	$818	$(178,215)	$1,169,383	$67,854	$(15,020)	$1,044,820	$7,484	$1,052,304
Net loss	—	—	—	(19,324)	—	(19,324)	(4)	(19,328)
Unrealized loss on derivatives	—	—	—	—	(940)	(940)	—	(940)
Foreign currency translation adjustment	—	—	—	—	(199)	(199)	—	(199)
Pension and post-retirement liability	—	—	—	—	174	174	—	174
Cash dividend declared ($0.0625 per share)	—	—	—	(4,610)	—	(4,610)	—	(4,610)
Contributions from non-controlling interest	—	—	—	—	—	—	4,729	4,729
Common stock-based compensation plans activity:
Equity-based compensation	—	—	4,045	—	—	4,045	—	4,045
Proceeds from options exercised	—	295	(167)	—	—	128	—	128
Tax payments related to shares withheld for vested restricted stock and stock units	2	(2,205)	(2)	—	—	(2,205)	—	(2,205)
Balance at March 31, 2019	$820	$(180,125)	$1,173,259	$43,920	$(15,985)	$1,021,889	$12,209	$1,034,098

Balance at December 31, 2017	$812	$(25,456)	$1,147,084	$287,992	$(13,926)	$1,396,506	$—	$1,396,506
Net income	—	—	—	31,294	—	31,294	—	31,294
Unrealized loss on derivatives	—	—	—	—	(2)	(2)	—	(2)
Foreign currency translation adjustment	—	—	—	—	3	3	—	3
Pension and post-retirement liability	—	—	—	—	2,293	2,293	—	2,293
Cash dividend declared ($0.0625 per share)	—	—	—	(4,881)	—	(4,881)	—	(4,881)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	6,254	—	—	6,254	—	6,254
Tax payments related to shares withheld for vested restricted stock and stock units	2	(3,484)	(2)	—	—	(3,484)	—	(3,484)
Repurchase of common stock	—	(75,000)	—	—	—	(75,000)	—	(75,000)
Balance at March 31, 2018	$814	$(103,940)	$1,153,336	$314,405	$(11,632)	$1,352,983	$—	$1,352,983
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net (loss) income	$(19,328)	$31,294
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	44,600	28,592
Debt issuance amortization	1,322	345
Original issue discount amortization	265	93
Deferred income taxes	(2,553)	7,786
Deferred revenue	(7,576)	3,562
(Gain) loss on disposal of property, plant and equipment	113	(5,799)
Equity-based compensation	4,045	6,254
Bad debt provision, net of recoveries	721	237
Other	(3,872)	(871)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(43,583)	(39,077)
Inventories	18,938	15,797
Prepaid expenses and other current assets	3,151	694
Income taxes	812	(961)
Accounts payable and accrued expenses	12,970	(27,930)
Short-term and long-term obligations-vendor incentives	—	57,986
Liability for pension and other post-retirement benefits	924	212
Other noncurrent assets and liabilities	(48)	(605)
Net cash provided by operating activities	10,901	77,609
Investing activities:
Capital expenditures	(44,376)	(72,327)
Capitalized intellectual property costs	(1,307)	(1,011)
Proceeds from sale of property, plant and equipment	—	25,960
Net cash used in investing activities	(45,683)	(47,378)
Financing activities:
Dividends paid	(4,690)	(5,069)
Repurchase of common stock	—	(75,000)
Proceeds from options exercised	128	—
Tax payments related to shares withheld for vested restricted stock and stock units	(2,205)	(3,485)
Payments on long-term debt	(4,043)	(1,657)
Contributions from non-controlling interest	4,729	—
Principal payments on finance lease obligations	(20)	(75)
Net cash used in financing activities	(6,101)	(85,286)
Net decrease in cash and cash equivalents	(40,883)	(55,055)
Cash and cash equivalents, beginning of period	202,498	384,567
Cash and cash equivalents, end of period	$161,615	$329,512
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$21,557	$6,592

Taxes, net of refunds	$(472)	$770
Related party purchases	$—	$672
Non-cash Items:
Accrued capital expenditures	$39,239	$20,170
Capital lease assumed by third-party	$—	$119
Asset retirement obligation assumed by third-party	$—	$2,116
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except per share amounts)

NOTE A—ORGANIZATION AND BASIS OF PRESENTATION
Organization
U.S. Silica Holdings, Inc. (“Holdings,” and together with its subsidiaries “we,” “us” or the “Company”) is a performance materials company and one of the largest domestic producers of commercial silica used in the oil and gas industry and in a wide range of industrial applications. In addition, through our acquisition of EP Minerals, LLC ("EPM") and its affiliated companies, we are an industry leader in the production of industrial minerals, including diatomaceous earth, clay (calcium bentonite and calcium montmorillonite) and perlite. During our 119-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver products to customers across our end markets. Our operations are organized into two reportable segments based on end markets served: (1) Oil & Gas Proppants and (2) Industrial & Specialty Products. See Note U - Segment Reporting for more information on our reportable segments.
Basis of Presentation and Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements for the quarter ended March 31, 2019 included in this Quarterly Report on Form 10-Q, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). They do not contain certain information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018; therefore, the unaudited Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation have been included. Such adjustments are of a normal, recurring nature.
The Condensed Consolidated Financial Statements include the accounts of Holdings and its direct and indirect wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
We follow Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) guidance for identification and reporting of entities over which control is achieved through means other than voting rights. The guidance defines such entities as Variable Interest Entities (“VIEs”). We consolidate VIEs when we have variable interests and are the primary beneficiary. We continually evaluate our involvement with VIEs to determine when these criteria are met.
During the third quarter of 2018 we finalized a shareholders' agreement with unrelated parties to form a limited liability company with the purpose of constructing and operating a water pipeline to transport and sell water. In connection with the shareholders’ agreement, we acquired a 50% equity ownership for $3.2 million, with a maximum capital contribution of $7.0 million, and a water rights intangible asset for $0.7 million. Based on our evaluation, we determined that we are the primary beneficiary of this VIE and therefore we are required to consolidate it, including the current construction work in progress of $19.0 million. During the fourth quarter of 2018 we contributed an additional $3.8 million for a total of $7.0 million in capital contributions for the year ended December 31, 2018. We did not make any capital contributions during the three months ended March 31, 2019.
Throughout this report we refer to (i) our Condensed Consolidated Balance Sheets as our “Balance Sheets,” (ii) our Condensed Consolidated Statements of Operations as our “Income Statements,” and (iii) our Condensed Consolidated Statements of Cash Flows as our “Cash Flows.”
NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Leases
We lease railroad cars, office space, mining property, mining/processing equipment and transportation and other equipment. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities, and operating lease liabilities in our consolidated balance sheets. Finance leases are included in property, plant and mine development, current portion of long-term debt, and long-term debt in our consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The ROU assets also include any lease payments made at or before the commencement date of the lease and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, the latter of which are generally accounted for separately. See Note Q - Leases
Foreign Operations
Foreign sales were approximately $15.3 million of our consolidated sales; pre-tax income was $0.9 million and net income was $0.8 million for the three months ended March 31, 2019. Foreign operations constituted approximately $10.1 million of consolidated assets as of March 31, 2019. We had no significant foreign operations during the three months ended March 31, 2018.
New Accounting Pronouncements Recently Adopted
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
On January 1, 2019, we adopted the new accounting standard using the modified retrospective approach. We elected the package of practical expedients permitted under the transition guidance, which allowed us to account for our existing operating leases without reassessing (a) whether the contracts contain a lease under the new standard, (b) whether classification of the operating leases would be different in accordance with the new standard, or (c) whether the unamortized initial direct costs before transition adjustments would have met the definition of initial direct costs in the new standard at lease commencement. Adoption of the new standard resulted in the recognition of operating lease right-of-use assets of $223.0 million and lease liabilities of $222.7 million. The standard did not have a material impact on our consolidated statements of operations or cash flows. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note Q - Leases.
In February 2018, the FASB issued Accounting Standards Update ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU provides that the stranded tax effects from the Tax Act in accumulated other comprehensive loss may be reclassified to retained earnings. The ASU is effective January 1, 2019, with early adoption permitted. We adopted the new accounting standard on January 1, 2019, and we do not intend to exercise the option to reclassify stranded tax effects within accumulated other comprehensive income.
New Accounting Pronouncements Not Yet Adopted

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
In November 2018, FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. The amendments in this ASU clarified issues related to Topic 326. In Issue 1, the amendment in this ASU mitigates transition complexity by requiring that for nonpublic business entities the amendments in ASU 2016-13 are effective for fiscal years after December 15, 2021, including interim periods within those fiscal years. In Issue 2, the amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Impairment of receivables arising from operating leases should be accounting for in accordance with Topic 842, Leases. The ASU is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of this ASU. We are currently evaluating the adoption of this standard and the impact to our consolidated financial statements.

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
Diluted net earnings per share assumes the conversion of contingently convertible securities and stock options under the treasury stock method, if dilutive. Contingently convertible securities and stock options are excluded from the calculation of fully diluted earnings per share if they are anti-dilutive, including when we incur a loss from continuing operations.
The following table shows the computation of basic and diluted earnings per share for the three months ended March 31, 2019, and 2018:

In thousands, except per share amounts	Three Months Ended March 31,
	2019	2018
Numerator:
Net (loss) income attributable to U.S. Silica Holdings, Inc.	$(19,324)	$31,294

Denominator:
Weighted average shares outstanding	73,040	79,496
Diluted effect of stock awards	—	813
Weighted average shares outstanding assuming dilution	73,040	80,309

Earnings (loss) per share attributable to U.S. Silica Holdings, Inc.:
Basic (loss) earnings per share	$(0.26)	$0.39
Diluted (loss) earnings per share	$(0.26)	$0.39

We excluded potentially dilutive shares of 171 for the three months ended March 31, 2019 from the calculation of diluted weighted average shares outstanding and diluted earnings per share because we were in a net loss position.
Certain stock options, restricted stock awards and performance share units were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Stock awards (in thousands) excluded from the calculation of diluted earnings per common share were as follows:

	Three Months Ended March 31,
	2019	2018
Stock options excluded	736	428
Restricted stock and performance share units awards excluded	353	337

NOTE D—CAPITAL STRUCTURE AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Common Stock
Our Amended and Restated Certificate of Incorporation authorizes up to 500,000,000 shares of common stock, par value of $0.01. Subject to the rights of holders of any series of preferred stock, all of the voting power of the stockholders of Holdings shall be vested in the holders of the common stock. There were 82,455,734 shares issued and 73,524,817 shares outstanding at March 31, 2019. There were 81,811,977 shares issued and 73,148,853 shares outstanding at December 31, 2018.
During the three months ended March 31, 2019, our Board of Directors declared quarterly cash dividends as follows:

Dividends per Common Share	Declaration Date	Record Date	Payable Date
$0.0625	February 15, 2019	March 14, 2019	April 4, 2019

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
There were no shares of preferred stock issued or outstanding at March 31, 2019 or December 31, 2018. At present, we have no plans to issue any preferred stock.
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
In May 2018, our Board of Directors authorized the repurchase of up to $200 million of our common stock. As of March 31, 2019, we have repurchased a total of 5,036,139 shares of our common stock at an average price of $14.59 and have $126.5 million of remaining availability under this program.

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of fair value adjustments associated with cash flow hedges, accumulated adjustments for net experience losses and prior service cost related to employee benefit plans and foreign currency translation adjustments, net of tax. The following table presents the changes in accumulated other comprehensive loss by component (in thousands) during the three months ended March 31, 2019:

	For the Three Months Ended March 31, 2019
	Unrealized loss on cash flow hedges	Foreign currency translation adjustments	Pension and other post-retirement benefits liability	Total
Beginning Balance	$(1,621)	$(620)	$(12,779)	$(15,020)
Other comprehensive gain (loss) before reclassifications	(940)	(199)	(76)	(1,215)
Amounts reclassified from accumulated other comprehensive loss	—	—	250	250
Ending Balance	$(2,561)	$(819)	$(12,605)	$(15,985)

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
The following table sets forth the preliminary allocation of the purchase price to EPMH's identifiable tangible and intangible assets acquired and liabilities assumed, including measurement period adjustments (in thousands):

Preliminary allocation of purchase price:	Estimate as of December 31, 2018	Measurement Period Adjustments	Purchase Price Allocation
Accounts receivable, net	$43,305	$—	$43,305
Inventories	86,112	—	86,112
Property, plant and mine development	148,495	(1,937)	146,558
Mineral rights	419,469	(10,580)	408,889
Identifiable intangible assets - finite lived	10,270	(1,500)	8,770
Identifiable intangible assets - indefinite lived	38,050	(1,250)	36,800
Prepaids and deposits	2,072	(245)	1,827
Other assets	7,474	—	7,474
Goodwill	150,628	12,184	162,812
Total assets acquired	905,875	(3,328)	902,547
Accounts payable	13,435	—	13,435
Accrued expenses and other current liabilities	10,304	—	10,304
Deferred tax liabilities	122,811	(3,328)	119,483
Long term liabilities	16,076	—	16,076
Total liabilities assumed	$162,626	$(3,328)	$159,298
Net assets acquired	$743,249	$—	$743,249

The acquired intangible assets and the related estimated useful lives consist of the following:

	Approximate Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Technology and intellectual property	$1,400	15
Customer relationships	7,370	15
Total identifiable intangible assets - finite lived	$8,770

Trade names	$36,800
Total identifiable intangible assets - indefinite lived	$36,800

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

For the Year Ended December 31, 2018
Sales	$1,659,775
Net loss	$(179,220)
Basic loss per share	$(2.34)
Diluted loss per share	$(2.34)

NOTE F—ACCOUNTS RECEIVABLE
At March 31, 2019 and December 31, 2018, accounts receivable (in thousands) consisted of the following:

	March 31, 2019	December 31, 2018
Trade receivables	$241,100	$198,435
Less: Allowance for doubtful accounts	(7,437)	(6,751)
Net trade receivables	233,663	191,684
Other receivables(1)	24,685	23,802
Total accounts receivable	$258,348	$215,486

(1)	At March 31, 2019 and December 31, 2018, other receivables included $16.0 million of refundable alternative minimum tax credits.
Changes in our allowance for doubtful accounts (in thousands) during the three months ended March 31, 2019 and 2018 are as follows:

	March 31, 2019	March 31, 2018
Beginning balance	$6,751	$7,100
Bad debt provision	721	237
Write-offs	(35)	(87)
Ending balance	$7,437	$7,250

Our ten largest customers accounted for approximately 42% and 52% of total sales during the three months ended March 31, 2019 and 2018, respectively. Sales to one of our customers accounted for 12% and 15% of our total sales during the three months ended March 31, 2019 and 2018, respectively. No other customers accounted for 10% or more of our total sales. At March 31, 2019, one of our customers' accounts receivable represented 16% of our total trade accounts receivable, net of allowance. At December 31, 2018, one of our customers' accounts receivable represented 18% of our total trade accounts receivable, net of allowance. No other customers accounted for 10% or more of our total trade accounts receivable.
NOTE G—INVENTORIES
At March 31, 2019 and December 31, 2018, inventories (in thousands) consisted of the following:

	March 31, 2019	December 31, 2018
Supplies	$44,479	$41,453
Raw materials and work in process	60,910	68,474
Finished goods	37,760	52,160
Total inventories	$143,149	$162,087

NOTE H—PROPERTY, PLANT AND MINE DEVELOPMENT
At March 31, 2019 and December 31, 2018, property, plant and mine development (in thousands) consisted of the following:

	March 31, 2019	December 31, 2018
Mining property and mine development	$983,517	$995,759
Asset retirement cost	12,727	12,732
Land	55,502	55,502
Land improvements	68,992	67,729
Buildings	65,047	64,515
Machinery and equipment	1,027,782	958,357
Furniture and fixtures	3,611	3,599
Construction-in-progress	137,982	167,933
	2,355,160	2,326,126
Accumulated depletion, depreciation and amortization	(535,058)	(499,823)
Total property, plant and mine development, net	$1,820,102	$1,826,303

At March 31, 2019 and December 31, 2018, the aggregate cost of machinery and equipment acquired under finance leases was $0.3 million and $0.9 million, respectively, reduced by accumulated depreciation of $0.1 million and $0.2 million, respectively. The amount of interest costs capitalized in property, plant and mine development was $1.0 million and $1.8 million for the three months ended March 31, 2019 and 2018, respectively.
On March 21, 2018, we completed the sale of three transload facilities located in the Permian, Eagle Ford, and Marcellus Basins to CIG Logistics (“CIG”) for total consideration of $86.1 million, including the assumption by CIG of $2.2 million of Company obligations. Total cash consideration was $83.9 million. The consideration includes receipt of a vendor incentive from CIG to enter into master transloading service arrangements. Of the total consideration, $25.8 million was allocated to the fair value of the transload facilities, which had a net book value of $20.0 million and resulted in a gain on sale of $5.8 million. The consideration included a related asset retirement obligation of $2.1 million and an equipment note of $0.1 million assumed by CIG. In addition, $60.3 million of the consideration received in excess of the facilities' fair value was allocated to vendor incentives to be recognized as a reduction of costs using a service-level methodology over the contract lives of the transloading service arrangements. At March 31, 2019, vendor incentives of $12.1 million and $28.0 million were classified in accounts payable and accrued expenses and in other long-term liabilities, respectively, on our balance sheet.
Separately, on March 21, 2018, we accrued $7.9 million in contract termination costs for facilities contracts operated by third-parties, which will not transfer to CIG. During the second quarter of 2018, as a result of the final settlement of these contracts, we recorded a $2.7 million credit in selling, general and administrative expenses on our Income Statement.

NOTE I—GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill (in thousands) by business segment consisted of the following:

	Oil & Gas Proppants Segment			Industrial & Specialty Products Segment			Totals
	Goodwill	Impairments		Goodwill	Impairments

Balance at December, 2018	$250,267	$(164,167)	$86,100	$175,240	$—	$175,240	$261,340

EPM acquisition measurement period adjustment	—	—	—	12,184	—	12,184	12,184

Balance at March 31, 2019	$250,267	$(164,167)	$86,100	$187,424	—	$187,424	$273,524

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
The changes in the carrying amount of intangible assets (in thousands) consisted of the following:

		March 31, 2019			December 31, 2018
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)
Technology and intellectual property	15	$83,497	$(12,610)	$70,887	$83,616	$(11,168)	$72,448
Customer relationships	13 - 15	68,659	(15,052)	53,607	68,664	(13,826)	54,838
Total definite-lived intangible assets:		$152,156	$(27,662)	$124,494	$152,280	$(24,994)	$127,286
Trade names		65,390	—	65,390	66,640	—	66,640
Other		700	—	700	700	—	700
Total intangible assets:		$218,246	$(27,662)	$190,584	$219,620	$(24,994)	$194,626

Measurement period adjustments related to the Company's EPMH acquisition impacted the March 31, 2019 gross carrying amounts of the technology and intellectual property intangibles by $(1.5) million and the trade names by $(1.3) million. See Note E - Business Combinations.

Amortization expense was $2.7 million and $2.3 million for the three months ended March 31, 2019 and 2018, respectively.

The estimated amortization expense related to definite-lived intangible assets (in thousands) for the five succeeding years is as follows:

2019	$8,022
2020	10,696
2021	10,694
2022	10,679
2023	10,674

NOTE J—DEBT
At March 31, 2019 and December 31, 2018, debt (in thousands) consisted of the following:

	March 31, 2019	December 31, 2018
Senior secured credit facility:
Revolver expiring May 1, 2023 (8.50% at March 31, 2019 and December 31, 2018)	$—	$—
Term Loan facility—final maturity May 1, 2025 (6.50% at March 31, 2019 and 6.56% December 31, 2018)	1,267,200	1,270,400
Less: Unamortized original issue discount	(6,246)	(6,511)
Less: Unamortized debt issuance cost	(29,988)	(31,310)
Note payable secured by royalty interest	26,991	26,511
Equipment notes payable	267	321
Finance leases	130	344
Total debt	1,258,354	1,259,755
Less: current portion	(13,112)	(13,327)
Total long-term portion of debt	$1,245,242	$1,246,428

Revolving Line-of-Credit
We have a $100.0 million Revolver with zero drawn and $4.8 million allocated for letters of credit as of March 31, 2019, leaving $95.2 million available under the Revolver.
Senior Secured Credit Facility
At March 31, 2019, contractual maturities of our senior secured Credit Facility (in thousands) are as follows:

2019	$9,600
2020	12,800
2021	12,800
2022	12,800
2023	12,800
Thereafter	1,206,400
Total	$1,267,200

On May 1, 2018, we entered into the Credit Agreement, which increased our existing senior debt by entering into a new $1.380 billion senior secured Credit Facility, consisting of a $1.280 billion Term Loan and a $100 million Revolver that may also be used for swingline loans or letters of credit, and we may elect to increase the term loan in accordance with the terms of the Credit Agreement. Borrowings under the Credit Agreement will bear interest at variable rates as determined at our election, at LIBOR or a base rate, in each case, plus an applicable margin. In addition, under the Credit Agreement, we are required to pay a per annum facility fee and fees for letters of credit. The Credit Agreement is secured by substantially all of our assets and of our domestic subsidiaries' assets and a pledge of the equity interests in such entities. The Term Loan matures on May 1, 2025, and the Revolver expires May 1, 2023. We capitalized $38.7 million in debt issuance costs and original issue discount as a result of the new Credit Agreement.
The Credit Facility contains covenants that, among other things, limit our ability, and certain of our subsidiaries' abilities, to create, incur or assume indebtedness and liens, to make acquisitions or investments, to sell assets and to pay dividends. The Credit Agreement also requires us to maintain a consolidated leverage ratio of no more than 3.75:1.00 as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 30% of the Revolver commitment. These covenants are subject to a number of important exceptions and qualifications. The Credit Agreement includes events of default and other affirmative and negative covenants that are usual for facilities and transactions of this type. As of March 31, 2019, and December 31, 2018, we are in compliance with all covenants in accordance with our senior secured Credit Facility.

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
The royalty note payable fair value was estimated to be $22.5 million on the acquisition date. The estimate was made using a discounted cash flow model, which calculated the present value of projected future cash payments required under the agreement using a discounted rate of 14%. As of March 31, 2019, the note payable had a balance of $27.0 million. The increase in the note payable amount is due to interest paid-in-kind. The effective interest rate based on the updated projected future cash payments was 19% at March 31, 2019.
NOTE K—ASSET RETIREMENT OBLIGATIONS
Mine reclamation or future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates at inactive mines are reflected in earnings in the period an estimate is revised.
As of March 31, 2019 and 2018, we had a liability of $18.8 million and $16.8 million, respectively, in other long-term liabilities related to our asset retirement obligations. Changes in the asset retirement obligations (in thousands) during the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
Beginning balance	$18,413	$19,032
Accretion	373	326
Additions and revisions of prior estimates	—	(486)
Disposal related to sale of transloads	—	(2,116)
Ending balance	$18,786	$16,756

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

Cash Equivalents
Due to the short-term maturity, we believe our cash equivalent instruments at March 31, 2019 and December 31, 2018, approximate their reported carrying values.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default of ourselves and our counterparties. However, as of March 31, 2019, we have assessed that the impact of the credit valuation adjustments on the overall valuation of our derivative positions is not significant. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. See Note M - Derivative Instruments for more information.

NOTE M—DERIVATIVE INSTRUMENTS
Cash Flow Hedges of Interest Rate Risk
We enter into interest rate swap agreements in connection with our Term Loan facility to add stability to interest expense and to manage our exposure to interest rate movements. The derivative instruments are recorded on the balance sheet within other long-term assets or liabilities at their fair values. As of March 31, 2019, the fair value of our interest rate swaps was a liability of $2.3 million and a liability of $1.0 million and classified within other long-term liabilities on our balance sheet, and the fair value of our interest rate cap was zero. At December 31, 2018, the fair value of our interest rate swaps was a liability of $1.5 million and a liability of $0.7 million and classified within other long-term liabilities on our balance sheet, and the fair value of our interest rate cap was zero. We have designated the interest rate swap agreements as qualified cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings.
The following table summarizes the fair value of our derivative instruments (in thousands, except contract/notional amount). See Note L - Fair Value Accounting for more information regarding the estimated fair values of our derivative instruments at March 31, 2019 and December 31, 2018.

	March 31, 2019					December 31, 2018
	Maturity Date	Contract/Notional Amount		Carrying Amount	Fair Value	Maturity Date	Contract/Notional Amount		Carrying Amount	Fair Value
LIBOR(1) interest rate swap agreement	2020	$440	million	$(2,332)	$(2,332)	2020	$440	million	$(1,475)	$(1,475)
LIBOR(1) interest rate swap agreement	2020	$200	million	$(1,046)	$(1,046)	2020	$200	million	$(663)	$(663)
LIBOR interest rate cap agreement	2019	$249	million	$—	$—	2019	$249	million	$—	$—
(1) Agreements fix the LIBOR interest rate base to 2.74%
During the three months ended March 31, 2019 we had no ineffectiveness for the interest rate swap derivatives.
The following table summarizes the effect of derivative instruments (in thousands) on our income statements and our consolidated statements of comprehensive income for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Deferred losses from derivatives in OCI, beginning of period	$(1,621)	$(76)
Loss recognized in OCI from derivative instruments	(940)	—
Loss reclassified from Accumulated OCI	—	2
Deferred losses from derivatives in OCI, end of period	$(2,561)	$(74)

NOTE N—EQUITY-BASED COMPENSATION
In July 2011, we adopted the U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan (the “2011 Plan”), which was amended and restated in May 2015. The 2011 Plan provides for grants of stock options, restricted stock, performance share units and other incentive-based awards. We believe our 2011 Plan aligns the interests of our employees and directors with those of our common stockholders. At March 31, 2019, we have 4,119,834 shares of common stock that may be issued under the 2011 Plan. We use a combination of treasury stock and new shares if necessary to satisfy option exercises or vesting of restricted awards and performance share units.
Stock Options

The following table summarizes the status of, and changes in, our stock option awards during the three months ended March 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2018	901,996	$28.52	$18,566	4.8 years
Granted	—	—	—
Exercised	(10,000)	12.87	—
Forfeited	—	—	—
Expired	(58,463)	$24.42	$—
Outstanding at March 31, 2019	833,533	$28.99	$1,061,512	4.9 years
Exercisable at March 31, 2019	833,533	$28.99	$1,061,512	4.9 years

There were no grants of stock options during the three months ended March 31, 2019 and 2018.
There were 10,000 and zero stock options exercised during the three months ended March 31, 2019 and 2018, respectively. The total intrinsic value of stock options exercised was $12 thousand for the three months ended March 31, 2019. Cash received from stock options exercised during the three months ended March 31, 2019 was $128 thousand. The tax benefit realized from stock option exercises was $3 thousand for the three months ended March 31, 2019.
We recognized zero and $0.5 million of equity-based compensation expense related to options during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was no unrecognized compensation expense related to these options. We account for forfeitures as they occur.

Restricted Stock and Restricted Stock Unit Awards
The following table summarizes the status of, and changes in, our unvested restricted stock awards during the three months ended March 31, 2019:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2018	587,577	$25.18
Granted	732,860	12.89
Vested	(101,601)	23.32
Forfeited	(9,957)	29.87
Unvested, March 31, 2019	1,208,879	$17.85

We granted 732,860 and 3,852 restricted stock and restricted stock unit awards during the three months ended March 31, 2019 and 2018, respectively. The increase is due to changing the timing of our annual equity grants to the first quarter from the second quarter. The fair value of the awards was based on the market price of our stock at date of grant.
We recognized $2.3 million and $1.8 million of equity-based compensation expense related to restricted stock awards during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was $16.4 million of unrecognized compensation expense related to these restricted stock awards, which is expected to be recognized over a weighted-average period of 2.0 years.
Performance Share Unit Awards
The following table summarizes the status of, and changes in, our performance share unit awards during the three months ended March 31, 2019:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2018	838,188	$39.44
Granted	607,130	15.58
Vested	(522,098)	37.76
Forfeited	(11,258)	41.45
Unvested, March 31, 2019	911,962	$24.69

We granted 607,130 and zero performance share units during the three months ended March 31, 2019 and 2018, respectively. The increase is due to changing the timing of our annual equity grants to the first quarter from the second quarter.
The grant date fair value for these awards are estimated using a Monte Carlo simulation model. The Monte Carlo simulation model requires the use of highly subjective assumptions. Our key assumptions in the model included the price and the expected volatility of our common stock and our self-determined peer group companies’ stock, risk-free rate of interest, dividend yields and cross-correlations between our common stock and our self-determined peer group companies' stock.
We recognized $1.7 million and $4.3 million of compensation expense related to performance share unit awards during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was $13.5 million of unrecognized compensation expense related to these performance share unit awards, which is expected to be recognized over a weighted-average period of 1.5 years.

NOTE O—COMMITMENTS AND CONTINGENCIES
Future Minimum Annual Commitments at March 31, 2019 (in thousands):

Year ending December 31,	Minimum Purchase Commitments
2019	$17,803
2020	14,464
2021	8,308
2022	5,640
2023	4,915
Thereafter	6,084
Total future purchase commitments	$57,214

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
Other Commitments and Contingencies
Our operating subsidiary, U.S. Silica Company (“U.S. Silica”), has been named as a defendant in various product liability claims alleging silica exposure causing silicosis. During the three months ended March 31, 2019, one new claim was brought against U.S. Silica. As of March 31, 2019, there were 58 active silica-related products liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, it is not reasonably possible that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations that exceeds the accrual amounts.
We have recorded estimated liabilities for these claims in other long-term liabilities as well as estimated recoveries under the indemnity agreement and an estimate of future recoveries under insurance in other assets on our consolidated balance sheets. As of both March 31, 2019 and December 31, 2018, other non-current assets included zero for insurance for third-party products liability claims. As of March 31, 2019 and December 31, 2018 other long-term liabilities included $0.9 million and $1.0 million, respectively, for third-party products liability claims.
One of our subsidiaries has also been named as a defendant in lawsuits regarding certain labor practices. If we are unsuccessful in defending the litigation, these cases could result in material liability for us.
Obligations under Guarantees
We have indemnified our insurers against any loss they may incur in the event that holders of surety bonds, issued on our behalf, execute the bonds. As of March 31, 2019, there was $41.9 million in bonds outstanding. The majority of these bonds, $30.4 million, relate to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to such indefinite purposes as licenses, permits, and tax collection.

NOTE P—PENSION AND POST-RETIREMENT BENEFITS
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
Net pension benefit cost (in thousands) consisted of the following for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Service cost	$586	$279
Interest cost	2,584	978
Expected return on plan assets	(3,184)	(1,243)
Net amortization and deferral	624	631
Net pension benefit costs	$610	$645

Net post-retirement benefit cost (in thousands) consisted of the following for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Service cost	$24	$27
Interest cost	196	188
Net post-retirement benefit costs	$220	$215

We contributed $0.7 million and $0.3 million to the qualified pension plans for the three months ended March 31, 2019 and 2018, respectively. Our best estimate of expected contributions to the pension and post-retirement medical benefit plans for the 2019 fiscal year are $4.7 million and $1.4 million, respectively.
We contribute to three multiemployer defined benefit pension plans under the terms of collective-bargaining agreements for union-represented employees. A multiemployer plan is subject to collective bargaining for employees of two or more unrelated companies. These plans allow multiple employers to pool their pension resources and realize efficiencies associated with the daily administration of the plan. Multiemployer plans are generally governed by a board of trustees composed of management and labor representatives and are funded through employer contributions. However, in most cases, management is not directly represented. Our contributions to individual multiemployer pension funds did not exceed 5% of the fund’s total contributions for the three months ended March 31, 2019 and 2018. Additionally, our contributions to multiemployer post-retirement benefit plans were immaterial for all periods presented in the accompanying consolidated financial statements.
We also sponsor a defined contribution plan covering certain employees. We contribute to the plan in two ways. For certain employees not covered by the defined benefit plan, we make a contribution equal to 4% of their salary. We may also contribute an employee discretionary match of 50 cents for each dollar contributed by an employee, up to 4% of their earnings. Finally, for some employees, we make a catch-up match of one dollar for each dollar contributed by an employee, up to 6% of catch-up contributions. Contributions were $1.3 million and $0.8 million for the three months ended March 31, 2019 and 2018, respectively.

NOTE Q— LEASES
We lease railroad cars, office space, mining property, mining/processing equipment and transportation and other equipment. The majority of our leases have remaining lease terms of one year to 20 years. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We have lease agreements with lease and non-lease components, the latter of which are generally accounted for separately.
Supplemental balance sheet information related to leases was as follows:

Leases	Classification	March 31, 2019
Assets
Operating	Operating lease right-of-use assets	$209,699
Total leased assets		$209,699

Liabilities
Current
Operating	Current portion of operating lease liabilities	$61,583
Non-current
Operating	Operating lease liabilities	149,040
Total lease liabilities		$210,623

Lease Term and Discount Rate
Weighted average remaining lease term (years):
Operating leases		4.7 years

Weighted average discount rate:
Operating leases		5.6%

The components of lease expense were as follows:

Lease Costs	Classification	Three Months Ended March 31, 2019
Operating lease costs(1)	Cost of sales	$25,115
Operating lease costs(2)	Selling, general and administrative	1,169
		$26,284

(1) Includes short-term operating lease costs of $6.6 million for the three months ended March 31, 2019.
(2) Includes short-term operating lease costs of $0.2 million for the three months ended March 31, 2019.
Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,584

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$223,027

Maturities of lease liabilities as of March 31, 2019:

Maturities of lease liabilities	Operating leases
2019	$55,828
2020	60,066
2021	41,065
2022	31,407
2023	22,042
Thereafter	36,024
Total lease payments	$246,432
Less: Interest	35,809
Total	$210,623

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
For the three months ended March 31, 2019, we had a tax benefit of $2.0 million. For the three months ended March 31, 2018, we had a tax expense of $7.5 million. The effective tax rate was 9% and 19% for the three months ended March 31, 2019 and 2018, respectively. The effective tax rate for the three months ended March 31, 2019 and 2018 would have been 29% and 18%, respectively, without the below items recorded discretely.

During the three months ended March 31, 2019 and 2018, we recorded a tax expense of $3.9 million and $0.5 million, respectively, related to equity compensation pursuant to ASU 2016-09.
Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes.

NOTE S— REVENUE
We consider sales disaggregated at the product and service level by business segment to depict how the nature, amount, timing and uncertainty of revenues and cash flow are impacted by changes in economic factors. The following table disaggregates our sales by major source for the three months ended March 31, 2019 (in thousands):

	Three Months Ended March 31, 2019
Category	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales
Product	$178,587	$118,273	$296,860
Service	81,890	—	81,890
Total Sales	$260,477	$118,273	$378,750

The following tables reflect the changes in our contract assets, which we classify as unbilled receivables and our contract liabilities, which we classify as deferred revenues, for the three months ended March 31, 2019 (in thousands):

Unbilled Receivables
December 31, 2018	$90
Reclassifications to billed receivables	(90)
Revenues recognized in excess of period billings	1,641
March 31, 2019	$1,641

Deferred Revenue
December 31, 2018	$113,319
Revenues recognized from balances held at the beginning of the period	(6,704)
Revenues deferred from period collections on unfulfilled performance obligations	10,025
Revenues recognized from period collections	(872)
March 31, 2019	$115,768

We have elected to use the practical expedients allowed under ASC 606-10-50-14, pursuant to which we have excluded disclosures of transaction prices allocated to remaining performance obligations and when we expect to recognize such revenue. The majority of our remaining performance obligations are primarily comprised of unfulfilled product, transportation service, and labor service orders, all of which hold a remaining duration of less than one year. The long-term portion of deferred revenue primarily represents a combination of refundable and nonrefundable customer prepayments for which related current performance obligations do not yet exist, but are expected to arise, before the expiration of the contract. Our residual unfulfilled performance obligations are comprised primarily of long-term equipment rental arrangements in which we recognize revenues equal to what we have a right to invoice. Generally, no variable consideration exists related to our remaining performance obligations and no consideration is excluded from the associated transaction prices.

NOTE T— RELATED PARTY TRANSACTIONS
A former employee, who was an officer of one of our operating subsidiaries prior to the third quarter of 2018, held an ownership interest in a transportation brokerage and logistics services vendor, from which we made purchases of approximately $0.9 million for the three months ended March 31, 2018.

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
An operating segment’s performance is primarily evaluated based on segment contribution margin, which excludes certain corporate costs not directly related to the operations of the segment. These corporate costs are separately stated below and include costs that are related to functional areas such as operations management, corporate purchasing, accounting, treasury, information technology, legal and human resources. We believe that segment contribution margin, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, segment contribution margin is a non-GAAP measure and should be considered in addition to, not a substitute for, or superior to, net income (loss) or other measures of financial performance prepared in accordance with GAAP. The other accounting policies of each of the two reportable segments are the same as those in Note B - Summary of Significant Accounting Policies to the Consolidated Financial Statements in Item 8 of our 2018 Annual Report on Form 10-K.
The following table presents sales and segment contribution margin (in thousands) for the reportable segments and other operating results not allocated to the reported segments for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Sales:
Oil & Gas Proppants	$260,477	$312,930
Industrial & Specialty Products	118,273	56,383
Total sales	378,750	369,313
Segment contribution margin:
Oil & Gas Proppants	58,588	99,433
Industrial & Specialty Products	44,561	20,530
Total segment contribution margin	103,149	119,963
Operating activities excluded from segment cost of sales	(21,937)	(11,560)
Selling, general and administrative	(34,656)	(34,591)
Depreciation, depletion and amortization	(44,600)	(28,592)
Interest expense	(23,978)	(7,070)
Other income, net, including interest income	722	665
Income tax benefit (expense)	1,972	(7,521)
Net (loss) income	$(19,328)	$31,294
Less: Net (loss) income attributable to non-controlling interest	(4)	—
Net (loss) income attributable to U.S. Silica Holdings, Inc.	$(19,324)	$31,294

Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. At March 31, 2019, goodwill of $273.5 million has been allocated to these segments with $86.1 million assigned to Oil & Gas Proppants and $187.4 million to Industrial & Specialty Products. At December 31, 2018, goodwill of $261.3 million had been allocated to these segments with $86.1 million assigned to Oil & Gas Proppants and $175.2 million to Industrial & Specialty Products.

NOTE V— SUBSEQUENT EVENTS
On April 4, 2019, we paid a cash dividend of $4.6 million or $0.0625 per share to common stockholders of record on March 14, 2019, which had been declared by our Board of Directors on February 15, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the Condensed Consolidated Financial Statements and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as the Consolidated Financial Statements, the accompanying notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the "2018 Annual Report").

This discussion contains forward-looking statements as discussed below and elsewhere in this report. These statements are based on current expectations and assumptions and are subject to risks and uncertainties. Actual results could differ materially from those discussed in or implied by forward-looking statements.

Adjusted EBITDA and segment contribution margin as used herein are non-GAAP measures. For a detailed description of Adjusted EBITDA and segment contribution margin and reconciliations to their most comparable GAAP measures, please see the discussion below under “How We Evaluate Our Business.”

Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs; reserve and finished products estimates; anticipated expenditures, cash flows, growth rates and financial results; our plans and objectives for future operations, growth or initiatives; strategies and their anticipated effect on our performance and liquidity; and the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect, including:

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

•
other factors included and disclosed in Part I, Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in our 2018 Annual Report on Form 10-K.

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
Overview
We are a performance materials company and one of the largest domestic producers of commercial silica used in the oil and gas industry and in a wide range of industrial applications. In addition, through our acquisition of EP Minerals, LLC ("EPM") and its affiliated companies, we are an industry leader in the production of industrial minerals, including diatomaceous earth, clay (calcium bentonite and calcium montmorillonite) and perlite.
During our 119-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 400 diversified product types to customers across our end markets. As of March 31, 2019, we operate 27 production facilities across the United States. We control 623 million tons of reserves of commercial silica, which can be processed to make 258 million tons of finished products that meet API frac sand specifications, and 56 million tons of reserves of diatomaceous earth, perlite, and clays.
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
Acquisitions
For a description of our key business acquisitions during the year see Note E - Business Combinations to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Recent Trends and Outlook
Oil and gas proppants end market trends
Increased demand for frac sand has historically been driven by the growth in the use of hydraulic fracturing as a means to extract hydrocarbons from shale formations. According to Rystad Energy's Proppant Market report - 2Q 2019, published on February 26, 2019, U.S. raw sand proppant demand was 43% higher in 2018 than 2017, and is expected to continue to grow in 2019. Oil and gas horizontal rig count increased during 2017 and 2018, leading to more well completion activity. We continue to expect long-term growth in oil and gas drilling in North American shale basins.
During the three months ended March 31, 2019, compared to the three months ended December 31, 2018, as summarized below, sales and tons sold increased due to increased frac sand demand.

Amounts in thousands, except per ton data	Three Months Ended		Percentage Change for the Three Months Ended
Oil & Gas Proppants	March 31, 2019	December 31, 2018	March 31, 2019 vs. December 31, 2018
Sales	$260,477	$243,546	7%
Tons Sold	3,864	3,704	4%
Average Selling Price per Ton	$67.41	$65.75	3%

If oil and gas drilling and completion activity does not continue to grow, demand for frac sand may decline, which could result in us selling fewer tons, selling tons at lower prices, or both. If we sell less frac sand, or sell frac sand at lower prices, our revenue, net income, cash generated from operating activities, and liquidity would be adversely affected. We could incur additional asset impairments. If these events occur, we may evaluate actions to reduce cost and improve liquidity. For instance, depending on market conditions, we could reduce our capital spending by delaying or canceling capital projects.
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
Our ten largest customers accounted for approximately 42% and 52% of total sales during the three months ended March 31, 2019 and 2018, respectively. Sales to one of our customers accounted for 12% and 15% of our total sales during the three months ended March 31, 2019 and 2018, respectively. No other customers accounted for 10% or more of our total sales. At March 31, 2019, one of our customer's accounts receivable represented 16% of our total trade accounts receivable, net of allowance. At December 31, 2018, one of our customers' accounts receivable represented 18% of our total trade accounts receivable, net of allowance. No other customers accounted for 10% or more of our total trade accounts receivable.
For a limited number of customers, we sell under long-term, minimum purchase supply agreements. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge and that our customers will pay for each product. Prices under these agreements are generally fixed and subject to certain contractual adjustments. Sometimes these agreements may undergo negotiations regarding pricing and volume requirements, which may occur in volatile market conditions. When these negotiations are occurring, we may deliver sand at prices or at volumes below the requirements in our existing supply agreements. We do not consider these agreements solely representative of contracts with customers. An executed order specifying the type and quantity of product to be delivered, in combination with the noted agreements, comprise our contracts in these arrangements. Selling more tons under supply contracts enables us to be more efficient from a production, supply chain and logistics standpoint. As discussed in Part I, Item 1A., Risk Factors of our 2018 Annual Report on Form 10-K, these customers may not continue to purchase the same levels of product in the future due to a variety of reasons, contract requirements notwithstanding.
As of March 31, 2019, we have twenty-two minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2019 and 2034. As of March 31, 2018, we had twenty-one minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2018 and 2022. Collectively, sales to customers with minimum purchase supply agreements accounted for 42% and 37% of Oil & Gas Proppants segment sales during the three months ended March 31, 2019 and 2018, respectively. Although sales under minimum purchase supply agreements may result in us realizing lower margins than we otherwise might during periods of high market prices, we believe such lower margins are offset by the benefits derived from the product mix and sales volume stability afforded by such supply agreements, which helps us lower market risk arising from adverse changes in spot prices and market conditions.
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
Segment contribution margin is not a measure of our financial performance under GAAP and should not be considered an alternative or superior to measures derived in accordance with GAAP. For more information about segment contribution margin, including a reconciliation of this measure to its most directly comparable GAAP financial measure, net income (loss), see Note U - Segment Reporting to our Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.
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
Adjusted EBITDA is not a measure of our financial performance or liquidity under GAAP and should not be considered as an alternative or superior to net income (loss) as a measure of operating performance, cash flows from operating activities as a measure of liquidity or any other performance measure derived in accordance with GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Adjusted EBITDA contains certain other limitations, including the failure to reflect our cash expenditures, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized, and excludes certain charges that may recur in the future. Management compensates for these limitations by relying primarily on our GAAP results and by using Adjusted EBITDA only supplementally. Our measure of Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.
The following table sets forth a reconciliation of net (loss) income, the most directly comparable GAAP financial measure, to Adjusted EBITDA.

(amounts in thousands)	Three Months Ended March 31,
	2019	2018
Net (loss) income attributable to U.S. Silica Holdings, Inc.	$(19,324)	$31,294
Total interest expense, net of interest income	22,920	5,855
Provision for taxes	(1,972)	7,521
Total depreciation, depletion and amortization expenses	44,600	28,592
EBITDA	46,224	73,262
Non-cash incentive compensation (1)	4,045	6,254
Post-employment expenses (excluding service costs) (2)	552	555
Merger and acquisition related expenses (3)	4,783	2,507
Plant capacity expansion expenses (4)	8,571	9,380
Contract termination expenses (5)	1,000	—
Business optimization projects (6)	6	—
Other adjustments allowable under the Credit Agreement (7)	3,638	3,408
Adjusted EBITDA	$68,819	$95,366

(1)	Reflects equity-based, non-cash compensation expense.
(2)
Includes net pension cost and net post-retirement cost relating to pension and other post-retirement benefit obligations during the applicable period, but in each case excluding the service cost relating to benefits earned during such period. Non-service net periodic benefit costs are not considered reflective of our operating performance because these costs do not exclusively originate from employee services during the applicable period and may experience periodic fluctuations as a result of changes in non-operating factors, including changes in discount rates, changes in expected returns on benefit plan assets, and other demographic actuarial assumptions. See Note P - Pension and Post-Retirement Benefits to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

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

(7)
Reflects miscellaneous adjustments permitted under the Credit Agreement. The first quarter of 2019 includes $2.4 million related to facility closure costs and $2.2 million of loss contingencies reserve, partially offset by insurance proceeds of $2.2 million. The first quarter of 2018 includes a net loss of $3.4 million on divestitures of assets, consisting of $7.9 million of contract termination costs and $1.3 million of divestiture related expenses such as legal fees and consulting fees, partially offset by a $5.8 million gain on sale of assets.

Adjusted EBITDA-Trailing Twelve Months
Our Revolver contains a consolidated total net leverage ratio that we must meet as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 30% of the Revolver commitment, which is calculated based on our Adjusted EBITDA for the trailing twelve months. Noncompliance with this financial ratio covenant could result in the acceleration of our obligations to repay all amounts outstanding under the Revolver and the Term Loan. Moreover, the Revolver and the Term Loan contain covenants that restrict, subject to certain exceptions, our ability to make permitted acquisitions, incur additional indebtedness, make restricted payments (including dividends) and retain excess cash flow based, in some cases, on our ability to meet leverage ratios calculated based on our Adjusted EBITDA for the trailing twelve months.

See the description under “Adjusted EBITDA” above for certain important information about Adjusted EBITDA-trailing twelve months, including certain limitations and management’s use of this metric in light of its status as a non-GAAP measure.
As of March 31, 2019, we are in compliance with all covenants in accordance with our Revolver and Term Loan. The Revolver and Term Loan require us to maintain a consolidated leverage ratio of no more than 3.75:1.00 as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 30% of the Revolver commitment. As of March 31, 2019, our Revolver usage was zero (other than certain undrawn letters of credit). Since the Revolver usage did not exceed 30% of the Revolver commitment, the consolidated leverage ratio covenant did not apply. The calculation of the consolidated leverage ratio incorporates the Adjusted EBITDA-trailing twelve months as follows:

(All amounts in thousands)	March 31, 2019

Total debt	$1,258,224
Finance leases	130
Total consolidated debt	$1,258,354

Adjusted EBITDA-trailing twelve months	$365,964
Pro forma Adjusted EBITDA including impact of acquisitions (1)	4,121
Other adjustments for covenant calculation (2)	265
Total Adjusted EBITDA-trailing twelve months for covenant calculation	$370,350

Consolidated leverage ratio(3)	3.40

(1)	Covenant calculation allows for the Adjusted EBITDA-trailing twelve months to include the impact of acquisitions on a pro forma basis.
(2)	Covenant calculation excludes activity at legal entities above the operating company, which is mainly interest income offset by public company operating expenses.
(3)	Calculated by dividing Total consolidated debt by Total Adjusted EBITDA-trailing twelve months for covenant calculation.

Results of Operations for the Three Months Ended March 31, 2019 and 2018
Sales

(In thousands except per ton data)	Three Months Ended March 31,		Percent Change
	2019	2018	'19 vs.'18
Sales:
Oil & Gas Proppants	$260,477	$312,930	(17)%
Industrial & Specialty Products	118,273	56,383	110%
Total sales	$378,750	$369,313	3%
Tons:
Oil & Gas Proppants	3,864	3,252	19%
Industrial & Specialty Products	966	877	10%
Total Tons	4,830	4,129	17%
Average Selling Price per Ton:
Oil & Gas Proppants	$67.41	$96.23	(30)%
Industrial & Specialty Products	122.44	64.29	90%
Overall Average Selling Price per Ton	$78.42	$89.44	(12)%
Total sales increased 3% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, driven by a 17% increase in total tons sold, partially offset by a 12% decrease in overall average selling price.
The increase in total sales was driven by Industrial & Specialty Products sales, which increased 110% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Industrial & Specialty Products tons sold increased 10% and average selling price increased 90%. The increase in tons sold was mainly due to the acquisition of EPM. The increase in average selling price was due to the acquisition of EPM, additional higher-margin product sales and price increases.
The increase in total sales was partially offset by Oil & Gas Proppants sales, which decreased 17% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Oil & Gas Proppants tons sold increased 19% and average selling price decreased 30%. The increase in tons sold was driven by year over year growth in demand for our frac sand. The decrease in average selling price was mainly driven by more tons sold from local in-basin plants which have lower logistics costs, increased proppant supply, and decreased sand pricing.
Cost of Sales (excluding depreciation, depletion, and amortization)
Cost of sales increased by $36.6 million, or 14%, to $297.5 million for the three months ended March 31, 2019 compared to $260.9 million for the three months ended March 31, 2018. These changes result from the main components of cost of sales as discussed below. As a percentage of sales, cost of sales represented 79% for the three months ended March 31, 2019 compared to 71% for the same period in 2018.
We incurred $129.9 million and $134.2 million of transportation and related costs for the three months ended March 31, 2019 and 2018, respectively. This decrease was mainly due to a decline in demand for Northern White sand caused by some of our customers shifting to local in-basin frac sands with lower logistics cost, partially offset by costs related to additional Sandbox operations and the acquisition of EPM. As a percentage of sales, transportation and related costs decreased to 34% for the three months ended March 31, 2019 compared to 36% for the same period in 2018.
We incurred $53.7 million and $44.9 million of operating labor costs for the three months ended March 31, 2019 and 2018, respectively. The $8.8 million increase in labor costs incurred was due to more tons sold, costs related to additional Sandbox operations and the acquisition of EPM. As a percentage of sales, operating labor costs represented 14% for the three months ended March 31, 2019 compared to 12% for the same period in 2018.

We incurred $16.3 million and $10.0 million of electricity and drying fuel (principally natural gas) costs for the three months ended March 31, 2019 and 2018, respectively. The $6.3 million increase in electricity and drying fuel costs incurred was due to more tons sold and the acquisition of EPM. As a percentage of sales, electricity and drying fuel costs represented 4% for the three months ended March 31, 2019 compared to 3% for the same period in 2018.
We incurred $23.5 million and $19.1 million of maintenance and repair costs for the three months ended March 31, 2019 and 2018, respectively. The increase in maintenance and repair costs incurred was due to plant capacity expansion expenses, higher production volume, additional Sandbox operations and the acquisition of EPM. As a percentage of sales, maintenance and repair costs represented 6% for the three months ended March 31, 2019 compared to 5% for the same period in 2018.
Segment Contribution Margin
Industrial & Specialty Products contribution margin increased by $24.0 million to $44.6 million for the three months ended March 31, 2019 compared to $20.5 million for the three months ended March 31, 2018, driven by a $61.9 million increase in revenue, partially offset by $37.9 million in higher cost of sales. The increase in segment contribution margin was due to the acquisition of EPM, new higher-margin product sales and price increases.
Oil & Gas Proppants contribution margin decreased by $40.8 million to $58.6 million for the three months ended March 31, 2019 compared to $99.4 million for the three months ended March 31, 2018, driven by a $52.5 million decrease in sales, partially offset by an $11.6 million decrease in cost of sales. The decrease in segment contribution margin was mainly driven by the decrease in average selling price due to more tons sold from local in-basin plants which have lower logistics costs, increased proppant supply, and decreased sand pricing.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $0.1 million, or 0%, to $34.7 million for the three months ended March 31, 2019 compared to $34.6 million for the three months ended March 31, 2018. The net increase was due to the following factors:

•	Compensation related expense increased by $5.3 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, mainly due to the acquisition of EPM.

•
Merger and acquisition related expense decreased by $2.1 million to $0.4 million for the three months ended March 31, 2019 compared to $2.5 million for the three months ended March 31, 2018. The decrease was mainly due to lower costs related to growth and expansion initiatives.

•	A net loss of $3.4 million on divestiture of assets during the three months ended March 31, 2018 did not recur during the three months ended March 31, 2019.
    In total, our selling, general and administrative expenses represented approximately 9% of our sales for both the three months ended March 31, 2019 and 2018.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense increased by $16.0 million, or 56%, to $44.6 million for the three months ended March 31, 2019 compared to $28.6 million for the three months ended March 31, 2018. The increase was mainly driven by our plant capacity expansions and our acquisition of EPM, as well as other continued capital spending. Depreciation, depletion and amortization expense represented approximately 12% and 8% of our sales for the three months ended March 31, 2019 and 2018, respectively.
Operating Income
Operating income decreased by $43.3 million to $2.0 million for the three months ended March 31, 2019 compared to operating income of $45.2 million for the three months ended March 31, 2018. The decrease was driven by a 14% increase in cost of sales and a 56% increase in depreciation, depletion and amortization expense, partially offset by a 3% increase in total sales.

Interest Expense
Interest expense increased by $16.9 million, or 239%, to $24.0 million for the three months ended March 31, 2019 compared to $7.1 million for the three months ended March 31, 2018, mainly driven by the increase in our Credit Facility to finance the acquisition of EPM.
Provision for Income Taxes
For the three months ended March 31, 2019, we had a tax benefit of $2.0 million. For the three months ended March 31, 2018, we had a tax expense of $7.5 million. The effective tax rate was 9% and 19% for the three months ended March 31, 2019 and 2018, respectively. The effective tax rate for the three months ended March 31, 2019 and 2018 would have been 29% and 18%, respectively, without the below items recorded discretely.
During the three months ended March 31, 2019 and 2018, we recorded a tax expense of $3.9 million and $0.5 million, respectively, related to equity compensation pursuant to ASU 2016-09.
Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes.
Net (Loss) Income
Net (loss) income attributable to U.S. Silica Holdings, Inc., was a net loss of $19.3 million and net income of $31.3 million for the three months ended March 31, 2019 and 2018, respectively. The year over year changes were due to the factors noted above.

Liquidity and Capital Resources
Overview
Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to return cash to our stockholders, and to finance acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through cash on hand, borrowings under our credit facilities, or equity issuances. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of March 31, 2019, our working capital was $251.9 million and we had $95.2 million of availability under the Revolver.
In connection with the EPMH acquisition, on May 1, 2018, we entered into the Credit Agreement with BNP Paribas, as administrative agent, and the lenders named therein. The Credit Agreement increases our existing senior debt by entering into a new $1.380 billion senior secured Credit Facility, consisting of a $1.280 billion Term Loan and a $100 million Revolver that may also be used for swingline loans or letters of credit, and we may elect to increase the Term Loan in accordance with the terms of the Credit Agreement. The amounts owed under the Credit Agreement use LIBOR as a benchmark for establishing the rate at which interest accrues. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments cannot be entirely predicted but could include an increase in the cost to us of this indebtedness. For more information on the Credit Agreement see Note J - Debt to our Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.
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
Cash Flow Analysis
A summary of operating, investing and financing activities (in thousands) is shown in the following table:

	Three Months Ended March 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$10,901	$77,609
Investing activities	(45,683)	(47,378)
Financing activities	(6,101)	(85,286)
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
Net cash provided by operating activities was $10.9 million for the three months ended March 31, 2019. This was mainly due to a $19.3 million net loss adjusted for non-cash items, including $44.6 million in depreciation, depletion and amortization, $2.6 million in deferred income taxes, $4.0 million in equity-based compensation, $7.6 million in deferred revenue, and $1.5 million in other miscellaneous non-cash items. Also contributing to the change was a $43.6 million increase in accounts receivable, a $18.9 million decrease in inventories, a $3.2 million decrease in prepaid expenses and other current assets, a $13.0 million increase in accounts payable and accrued liabilities, and $1.7 million in other operating assets and liabilities.
Net cash provided by operating activities was $77.6 million for the three months ended March 31, 2018. This was mainly due to $31.3 million in net income adjusted for non-cash items, including $28.6 million in depreciation, depletion and amortization, $7.8 million in deferred income taxes, $6.3 million in equity-based compensation, $5.8 million gain on sale of three transload facilities, and $3.4 million in other miscellaneous non-cash items. Also contributing to the change was a $39.1 million increase in accounts receivable, a $15.8 million decrease in inventories, a $27.9 million decrease in accounts payable and accrued liabilities, $58.0 million in short-term and long-term vendor incentives, and $0.7 million in other operating assets and liabilities.
Net Cash Provided by / Used in Investing Activities
Investing activities consist primarily of cash consideration paid to acquire businesses and capital expenditures for growth and maintenance.
Net cash used in investing activities was $45.7 million for the three months ended March 31, 2019. This was due to capital expenditures of $44.4 million, and capitalized intellectual property costs of $1.3 million. Capital expenditures for the three months ended March 31, 2019 were mainly for engineering, procurement and construction of our growth projects, primarily Lamesa and equipment to expand our Sandbox operations, and other maintenance and cost improvement capital projects.
Net cash used in investing activities was $47.4 million for the three months ended March 31, 2018. This was mainly due to capital expenditures of $72.3 million, and capitalized intellectual property costs of $1.0 million, partially offset by proceeds from the sale of three transload facilities of $26.0 million. Capital expenditures for the three months ended March 31, 2018 were mainly for engineering, procurement and construction of our growth projects and other maintenance and cost improvement capital projects.
Subject to our continuing evaluation of market conditions, we anticipate that our capital expenditures in 2019 will be in the range of approximately $100 million to $125 million, which is primarily associated with previously announced growth projects and other maintenance and cost improvement capital projects. We expect to fund our capital expenditures through cash on hand and cash generated from our operations.
Net Cash Provided by / Used in Financing Activities
Financing activities consist primarily of equity issuances, dividend payments, share repurchases, borrowings and repayments related to the Revolver and Term Loan, as well as fees and expenses paid in connection with our credit facilities.
Net cash used in financing activities was $6.1 million for the three months ended March 31, 2019. This was mainly due to $4.0 million of long-term debt payments, $4.7 million of dividends paid, and $2.2 million of tax payments related to shares withheld for vested restricted stock and stock units, partially offset by $4.7 million of capital contribution from a non-controlling interest.
Net cash used in financing activities was $85.3 million for the three months ended March 31, 2018. This was mainly due to $75.0 million in common stock repurchases, $5.1 million of dividends paid, $1.7 million of long-term debt payments, and $3.5 million of tax payments related to shares withheld for vested restricted stock and restricted stock units.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have a current material effect or are reasonably likely to have a future material effect on our financial condition, changes in financial condition, sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations

There have been no significant changes outside the ordinary course of business to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2018 Annual Report on Form 10-K. For more details on future minimum annual purchase commitments and operating leases commitments, please see accompanying Note O - Commitments and Contingencies and Note Q - Leases to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Environmental Matters
We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. As of March 31, 2019, we had $18.8 million accrued for future reclamation costs, as compared to $18.4 million as of December 31, 2018.
We discuss certain environmental matters relating to our various production and other facilities, certain regulatory requirements relating to human exposure to crystalline silica and our mining activity and how such matters may affect our business in the future under Item 1, "Business", Item 1A, “Risk Factors”, Item 3, “Legal Proceedings” and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Environmental Matters" in our 2018 Annual Report.

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
A summary of our significant accounting policies, including certain critical accounting policies and estimates, are included in Note B - Summary of Significant Accounting Policies to the Consolidated Financial Statements in Item 8 of our 2018 Annual Report on Form 10-K. Management believes that the application of these policies on a consistent basis enables us to provide the users of the Consolidated Financial Statements with useful and reliable information about our operating results and financial condition.
Recent Accounting Pronouncements
New accounting pronouncements that have been recently adopted are described in Note B - Summary of Significant Accounting Policies to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Market Risk
We are exposed to certain market risks, which exist as a part of our ongoing business operations. Such risks arise from adverse changes in market rates, prices and conditions. We address such market risks in “Recent Trends and Outlook” and "How We Generate Our Sales" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Interest Rate Risk
We are exposed to interest rate risk arising from adverse changes in interest rates. As of March 31, 2019, we had $1.267 billion of debt outstanding under the Credit Agreement. Assuming LIBOR is greater than the 1.0% minimum base rate on the Term Loan, a hypothetical increase in interest rates by 1.0% would have changed our interest expense by $3.2 million per year.
We use interest rate derivatives in the normal course of our business to manage both our interest cost and the risks associated with changing interest rates. We do not use derivatives for trading or speculative purposes. As of March 31, 2019, the fair value of our interest rate swaps was a liability of $2.3 million and $1.0 million and classified within other long-term liabilities on our balance sheet, and the fair value of our interest rate cap was zero. For more information see Note M - Derivative Instruments to our Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the quarter ended March 31, 2019 we continue to integrate EP Minerals, LLC ("EPM") processes, information technology systems and other components of internal control over financial reporting into our internal control structure.

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
As a result of the above developments, the filing rate of new claims against us over the past few years has decreased to below pre-2001 levels, and we were named as a defendant in 20, zero and two new silicosis cases filed in 2018, 2017 and 2016, respectively. The main driver of the increase in cases filed in 2018 is 16 claims arising out of a single location in Mississippi. During the three months ended March 31, 2019, one new claim was brought against U.S. Silica. As of March 31, 2019, there were 58 active silica-related product liability claims pending in which U.S. Silica is a defendant. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for both our predecessors that cover certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to certain insurance). As a result of a settlement with a former owner and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf.
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
For more information regarding silica-related litigation, see Part I, Item 1A. Risk Factors of our 2018 Annual Report on Form 10-K.
One of our subsidiaries has also been named as a defendant in lawsuits regarding certain labor practices. If we are unsuccessful in defending the litigation, these cases could result in material liability for us.

ITEM 1A.	RISK FACTORS
As of March 31, 2019 there have been no material changes to the risk factors disclosed in Part I, Item 1A. Risk Factors of our 2018 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program
The following table presents the total number of shares of our common stock that we purchased during the first quarter of 2019, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period pursuant to our publicly announced share repurchase program:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
January 1, 2019 - January 31, 2019	44	(2)	$13.25	—	126,540,060
February 1, 2019 - February 28, 2019	120,286	(2)	$12.91	—	126,540,060
March 1, 2019 - March 31, 2019	37,910	(2)	$17.17	—	126,540,060
Total	158,240		$13.93	—	—

(1)	In May 2018, our Board of Directors authorized and announced the repurchase of up to $200 million of our common stock.
(2)	Shares withheld by U.S. Silica to pay taxes due upon the vesting of employee restricted stock and restricted stock units for the months ended January 31, February 28, and March 31, 2019, respectively.
From March 31, 2019 to the date of the filing of this Quarterly Report on Form 10-Q, we have not repurchased any shares of our common stock except in connection with the vesting of employee restricted stock and restricted stock units.
For more details on the stock repurchase program, see Note D - Capital Structure and Accumulated Comprehensive Income (Loss) to our Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
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

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The information called for by this Item is incorporated herein by reference from the Exhibit Index included in this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1*+	Form of Performance Share Unit Agreement (Adjusted Cash Flow) Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan
10.2*+	Form of Performance Share Unit Agreement (Relative TSR) Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan
10.3*+	Form of Restricted Stock Unit Agreement Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan
10.4*+	Separation, Severance and General Release Agreement entered into by and between Billy Ray Smith and U.S. Silica Company effective March 27, 2019
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification by Bryan A. Shinn, Chief Executive Officer.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification by Donald A. Merril, Chief Financial Officer.
32.1*	Section 1350 Certification by Bryan A. Shinn, Chief Executive Officer.
32.2*	Section 1350 Certification by Donald A. Merril, Chief Financial Officer.
95.1*	Mine Safety Disclosure.
99.1*	Consent of Rystad Energy.
101*	101.INS XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of May, 2019.

U.S. Silica Holdings, Inc.

/s/ DONALD A. MERRIL
Name:	Donald A. Merril
Title:	Executive Vice President & Chief Financial Officer

S-1