Form 10-Q
period 2019-09-30
U.S. SILICA HOLDINGS, INC.
filed 2019-10-30
CIK 1524741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☑
As of October 25, 2019, 73,568,310 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

U.S. SILICA HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended September 30, 2019

PART I-FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; dollars in thousands)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$187,289	$202,498
Accounts receivable, net	204,591	215,486
Inventories, net	162,122	162,087
Prepaid expenses and other current assets	17,525	17,966
Income tax deposits	2,596	2,200
Total current assets	574,123	600,237
Property, plant and mine development, net	1,776,075	1,826,303
Operating lease right-of-use assets	180,387	—
Goodwill	273,524	261,340
Intangible assets, net	187,364	194,626
Other assets	17,213	18,334
Total assets	$3,008,686	$2,900,840
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$245,247	$216,400
Current portion of operating lease liabilities	56,473	—
Current portion of long-term debt	19,475	13,327
Current portion of deferred revenue	17,995	31,612
Total current liabilities	339,190	261,339
Long-term debt, net	1,216,752	1,246,428
Deferred revenue	75,170	81,707
Liability for pension and other post-retirement benefits	64,428	57,194
Deferred income taxes, net	121,931	137,239
Operating lease liabilities	127,181	—
Other long-term liabilities	59,635	64,629
Total liabilities	2,004,287	1,848,536
Commitments and Contingencies (Note O)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; zero issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 82,549,485 issued and 73,568,325 outstanding at September 30, 2019; 81,811,977 issued and 73,148,853 outstanding at December 31, 2018	821	818
Additional paid-in capital	1,179,779	1,169,383
Retained earnings	17,505	67,854
Treasury stock, at cost, 8,981,160 and 8,663,124 shares at September 30, 2019 and December 31, 2018, respectively	(180,833)	(178,215)
Accumulated other comprehensive loss	(25,421)	(15,020)
Total U.S. Silica Holdings, Inc. stockholders’ equity	991,851	1,044,820
Non-controlling interest	12,548	7,484
Total stockholders' equity	1,004,399	1,052,304
Total liabilities and stockholders’ equity	$3,008,686	$2,900,840
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales:
Product	$287,977	$348,635	$887,878	$989,380
Service	73,837	74,537	247,540	230,538
Total sales	361,814	423,172	1,135,418	1,219,918
Cost of sales (excluding depreciation, depletion and amortization):
Product	226,797	270,370	687,186	713,845
Service	56,836	51,966	188,145	162,246
Total cost of sales (excluding depreciation, depletion and amortization)	283,633	322,336	875,331	876,091
Operating expenses:
Selling, general and administrative	40,208	37,980	113,523	114,803
Depreciation, depletion and amortization	47,126	37,150	136,625	102,305
Asset impairment	130	—	130	16,184
Total operating expenses	87,464	75,130	250,278	233,292
Operating (loss) income	(9,283)	25,706	9,809	110,535
Other (expense) income:
Interest expense	(24,733)	(21,999)	(72,476)	(49,283)
Other income, net, including interest income	3,280	1,062	19,076	2,808
Total other expense	(21,453)	(20,937)	(53,400)	(46,475)
(Loss) income before income taxes	(30,736)	4,769	(43,591)	64,060
Income tax benefit (expense)	7,671	1,547	7,259	(8,806)
Net (loss) income	$(23,065)	$6,316	$(36,332)	$55,254
Less: Net loss attributable to non-controlling interest	(28)	—	(121)	—
Net (loss) income attributable to U.S. Silica Holdings, Inc.	$(23,037)	$6,316	$(36,211)	$55,254
(Loss) earnings per share attributable to U.S. Silica Holdings, Inc.:
Basic	$(0.31)	$0.08	$(0.49)	$0.71
Diluted	$(0.31)	$0.08	$(0.49)	$0.70
Weighted average shares outstanding:
Basic	73,328	77,365	73,223	78,209
Diluted	73,328	77,859	73,223	78,676
Dividends declared per share	$0.06	$0.06	$0.19	$0.19
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(23,065)	$6,316	$(36,332)	$55,254
Other comprehensive (loss) income:
Unrealized gain (loss) on derivatives (net of tax of $156 and $193 for the three months ended September 30, 2019 and 2018, respectively, and $(803) and $195 for the nine months ended September 30, 2019 and 2018, respectively)	491	538	(2,520)	544
Foreign currency translation adjustment (net of tax of $(170) and $(135) for the three months ended September 30, 2019 and 2018, respectively, and $(181) and $(144) for the nine months ended September 30, 2019 and 2018, respectively)	(543)	95	(577)	(446)
Pension and other post-retirement benefits liability adjustment (net of tax of $(1,270) and $88 for the three months ended September 30, 2019 and 2018, respectively, and $(2,327) and $1,617 for the nine months ended September 30, 2019 and 2018, respectively)	(3,987)	277	(7,304)	5,075
Comprehensive (loss) income	$(27,104)	$7,226	$(46,733)	$60,427
Less: Comprehensive loss attributable to non-controlling interest	(28)	—	(121)	—
Comprehensive (loss) income attributable to U.S. Silica Holdings, Inc.	$(27,076)	$7,226	$(46,612)	$60,427
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; dollars in thousands, except per share amounts)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total U.S. Silica Holdings Inc., Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance at June 30, 2019	$821	$(180,775)	$1,176,057	$45,224	$(21,382)	$1,019,945	$12,520	$1,032,465
Net loss	—	—	—	(23,037)	—	(23,037)	(28)	(23,065)
Unrealized gain on derivatives	—	—	—	—	491	491	—	491
Foreign currency translation adjustment	—	—	—	—	(543)	(543)	—	(543)
Pension and post-retirement liability	—	—	—	—	(3,987)	(3,987)	—	(3,987)
Cash dividend declared ($0.0625 per share)	—	—	—	(4,682)	—	(4,682)	—	(4,682)
Contributions from non-controlling interest	—	—	—	—	—	—	56	56
Common stock-based compensation plans activity:
Equity-based compensation	—	—	3,722	—	—	3,722	—	3,722
Tax payments related to shares withheld for vested restricted stock and stock units	—	(58)	—	—	—	(58)	—	(58)
Balance at September 30, 2019	$821	$(180,833)	$1,179,779	$17,505	$(25,421)	$991,851	$12,548	$1,004,399

Balance at June 30, 2018	$815	$(120,056)	$1,160,235	$327,173	$(9,663)	$1,358,504	$—	$1,358,504
Net income	—	—	—	6,316	—	6,316	—	6,316
Unrealized gain on derivatives	—	—	—	—	538	538	—	538
Foreign currency translation adjustment	—	—	—	—	95	95	—	95
Pension and post-retirement liability	—	—	—	—	277	277	—	277
Cash dividend declared ($0.0625 per share)	—	—	—	(4,865)	—	(4,865)	—	(4,865)
Contributions from non-controlling interest	—	—	—	—	—	—	3,212	3,212
Common stock-based compensation plans activity:
Equity-based compensation	—	—	5,427	—	—	5,427	—	5,427
Tax payments related to shares withheld for vested restricted stock and stock units	—	(22)	(1)	—	—	(23)	—	(23)
Balance at September 30, 2018	$815	$(120,078)	$1,165,661	$328,624	$(8,753)	$1,366,269	$3,212	$1,369,481

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Unaudited; dollars in thousands, except per share amounts)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total U.S. Silica Holdings Inc., Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2018	$818	$(178,215)	$1,169,383	$67,854	$(15,020)	$1,044,820	$7,484	$1,052,304
Net loss	—	—	—	(36,211)	—	(36,211)	(121)	(36,332)
Unrealized loss on derivatives	—	—	—	—	(2,520)	(2,520)	—	(2,520)
Foreign currency translation adjustment	—	—	—	—	(577)	(577)	—	(577)
Pension and post-retirement liability	—	—	—	—	(7,304)	(7,304)	—	(7,304)
Cash dividend declared ($0.1875 per share)	—	—	—	(14,138)	—	(14,138)	—	(14,138)
Contributions from non-controlling interest	—	—	—	—	—	—	5,185	5,185
Common stock-based compensation plans activity:
Equity-based compensation	—	—	10,566	—	—	10,566	—	10,566
Proceeds from options exercised	—	295	(167)	—	—	128	—	128
Tax payments related to shares withheld for vested restricted stock and stock units	3	(2,913)	(3)	—	—	(2,913)	—	(2,913)
Balance at September 30, 2019	$821	$(180,833)	$1,179,779	$17,505	$(25,421)	$991,851	$12,548	$1,004,399

Balance at December 31, 2017	$812	$(25,456)	$1,147,084	$287,992	$(13,926)	$1,396,506	$—	$1,396,506
Net income	—	—	—	55,254	—	55,254	—	55,254
Unrealized gain on derivatives	—	—	—	—	544	544	—	544
Foreign currency translation adjustment	—	—	—	—	(446)	(446)	—	(446)
Pension and post-retirement liability	—	—	—	—	5,075	5,075	—	5,075
Cash dividend declared ($0.1875 per share)	—	—	—	(14,622)	—	(14,622)	—	(14,622)
Contributions from non-controlling interest	—	—	—	—	—	—	3,212	3,212
Common stock-based compensation plans activity:
Equity-based compensation	—	—	18,612	—	—	18,612	—	18,612
Proceeds from options exercised	—	93	(32)	—	—	61	—	61
Tax payments related to shares withheld for vested restricted stock and stock units	3	(4,216)	(3)	—	—	(4,216)	—	(4,216)
Repurchase of common stock	—	(90,499)	—	—	—	(90,499)	—	(90,499)
Balance at September 30, 2018	$815	$(120,078)	$1,165,661	$328,624	$(8,753)	$1,366,269	$3,212	$1,369,481

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net (loss) income	$(36,332)	$55,254
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	136,625	102,305
Asset impairment	130	16,184
Gain on valuation change of royalty note payable	(16,104)	—
Debt issuance amortization	4,304	3,953
Original issue discount amortization	792	1,668
Deferred income taxes	(8,489)	7,699
Deferred revenue	(32,379)	(16,565)
Loss (gain) on disposal of property, plant and equipment	58	(5,404)
Equity-based compensation	10,566	18,612
Gain on early extinguishment of debt	(81)	—
Bad debt provision, net of recoveries	3,082	516
Other	(13,197)	3,554
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,792	8,177
Inventories	(35)	2,732
Prepaid expenses and other current assets	8,460	(3,057)
Income taxes	(396)	(4,369)
Accounts payable and accrued expenses	39,456	27,866
Short-term and long-term obligations-vendor incentives	4,021	54,632
Liability for pension and other post-retirement benefits	9,063	(730)
Other noncurrent assets and liabilities	3,045	(5,337)
Net cash provided by operating activities	116,381	267,690
Investing activities:
Capital expenditures	(97,902)	(220,787)
Capitalized intellectual property costs	(3,493)	(7,045)
Acquisition of business, net of cash acquired	—	(743,325)
Proceeds from sale of property, plant and equipment	1,543	26,305
Net cash used in investing activities	(99,852)	(944,852)
Financing activities:
Dividends paid	(13,880)	(15,068)
Repurchase of common stock	—	(90,499)
Proceeds from options exercised	128	61
Tax payments related to shares withheld for vested restricted stock and stock units	(2,913)	(4,216)
Proceeds from long-term debt	—	1,280,000
Payments on long-term debt	(20,207)	(497,655)
Financing fees paid	—	(37,272)
Contributions from non-controlling interest	5,185	3,212
Principal payments on finance lease obligations	(51)	(385)
Net cash (used in) provided by financing activities	(31,738)	638,178
Net decrease in cash and cash equivalents	(15,209)	(38,984)
Cash and cash equivalents, beginning of period	202,498	384,567
Cash and cash equivalents, end of period	$187,289	$345,583

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited; dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
Supplemental cash flow information:
Cash paid during the period for:
Interest	$66,429	$44,105
Taxes, net of refunds	$(14,031)	$5,003
Related party purchases	$—	$2,233
Non-cash items:
Accrued capital expenditures	$27,357	$36,693
Capital lease assumed by third-party	$—	$119
Asset retirement obligation assumed by third-party	$—	$2,116
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except per share amounts)

NOTE A—ORGANIZATION AND BASIS OF PRESENTATION
Organization
U.S. Silica Holdings, Inc. (“Holdings,” and together with its subsidiaries “we,” “us” or the “Company”) is a performance materials company and one of the largest domestic producers of commercial silica used in the oil and gas industry and in a wide range of industrial applications. In addition, through our acquisition of EP Minerals, LLC ("EPM") and its affiliated companies in 2018, we are an industry leader in the production of industrial minerals, including diatomaceous earth, clay (calcium bentonite and calcium montmorillonite) and perlite. During our 119-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver products to customers across our end markets. Our operations are organized into two reportable segments based on end markets served: (1) Oil & Gas Proppants and (2) Industrial & Specialty Products. See Note U - Segment Reporting for more information on our reportable segments.
Basis of Presentation and Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements for the quarter ended September 30, 2019 included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). They do not contain certain information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018; therefore, the unaudited Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation have been included. Such adjustments are of a normal, recurring nature.
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
During the third quarter of 2018 we finalized a shareholders' agreement with unrelated parties to form a limited liability company with the purpose of constructing and operating a water pipeline to transport and sell water. In connection with the shareholders’ agreement, we acquired a 50% equity ownership in the limited liability company for $3.2 million, with a maximum capital contribution of $7.0 million, and a water rights intangible asset for $0.7 million. Based on our evaluation, we determined that this limited liability company is a VIE of which we are the primary beneficiary and therefore we are required to consolidate it. During the fourth quarter of 2018 we contributed an additional $3.8 million for a total of $7.0 million in capital contributions for the year ended December 31, 2018. As of September 30, 2019, the VIE had total assets of $19.6 million and total liabilities of $0.2 million. We did not make any capital contributions during the nine months ended September 30, 2019.
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
Foreign Operations
Foreign sales were approximately $26.1 million and $73.6 million of our consolidated sales for the three and nine months ended September 30, 2019, respectively; pre-tax income was $3.5 million and $10.3 million for the three and nine months ended September 30, 2019, respectively, and net income was $2.8 million and $8.1 million for the three and nine months ended September 30, 2019, respectively. Foreign operations constituted approximately $28.4 million of consolidated assets as of September 30, 2019.
Foreign sales were approximately $24.8 million and $45.2 million of our consolidated sales for the three and nine months ended September 30, 2018, respectively; pre-tax income was $4.0 million and $7.3 million for the three and nine months ended September 30, 2018, respectively, and net income was $3.1 million and $5.7 million for the three and nine months ended September 30, 2018, respectively. Foreign operations constituted approximately $8.5 million of consolidated assets as of September 30, 2018.
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
The following table shows the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2019, and 2018:

In thousands, except per share amounts	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net (loss) income attributable to U.S. Silica Holdings, Inc.	$(23,037)	$6,316	$(36,211)	$55,254

Denominator:
Weighted average shares outstanding	73,328	77,365	73,223	78,209
Diluted effect of stock awards	—	494	—	467
Weighted average shares outstanding assuming dilution	73,328	77,859	73,223	78,676

(Loss) earnings per share attributable to U.S. Silica Holdings, Inc.:
Basic (loss) earnings per share	$(0.31)	$0.08	$(0.49)	$0.71
Diluted (loss) earnings per share	$(0.31)	$0.08	$(0.49)	$0.70

We excluded potentially dilutive shares of 91 and 191 for the three and nine months ended September 30, 2019, respectively, from the calculation of diluted weighted average shares outstanding and diluted earnings per share because we were in a net loss position.
Certain stock options, restricted stock awards and performance share units were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Stock awards excluded from the calculation of diluted earnings per common share were as follows:

In thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options excluded	700	589	716	562
Restricted stock and performance share units awards excluded	265	151	280	289

NOTE D—CAPITAL STRUCTURE AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Common Stock
Our Amended and Restated Certificate of Incorporation authorizes up to 500,000,000 shares of common stock, par value of $0.01. Subject to the rights of holders of any series of preferred stock, all of the voting power of the stockholders of Holdings shall be vested in the holders of the common stock. There were 82,549,485 shares issued and 73,568,325 shares outstanding at September 30, 2019. There were 81,811,977 shares issued and 73,148,853 shares outstanding at December 31, 2018.
During the nine months ended September 30, 2019, our Board of Directors declared quarterly cash dividends as follows:

Dividends per Common Share	Declaration Date	Record Date	Payable Date
$0.0625	February 15, 2019	March 14, 2019	April 4, 2019
$0.0625	May 13, 2019	June 14, 2019	July 5, 2019
$0.0625	July 18, 2019	September 13, 2019	October 3, 2019

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
There were no shares of preferred stock issued or outstanding at September 30, 2019 or December 31, 2018. At present, we have no plans to issue any preferred stock.
Share Repurchase Program
In May 2018, our Board of Directors authorized the repurchase of up to $200 million of our common stock from time to time on the open market or in privately negotiated transactions. Stock repurchases, if any, will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. As of September 30, 2019, we have repurchased a total of 5,036,139 shares of our common stock at an average price of $14.59 and have $126.5 million of remaining availability under this program.

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of fair value adjustments associated with cash flow hedges, accumulated adjustments for net experience losses and prior service costs related to employee benefit plans and foreign currency translation adjustments, net of tax. The following table presents the changes in accumulated other comprehensive loss by component (in thousands) during the nine months ended September 30, 2019:

	For the Nine Months Ended September 30, 2019
	Unrealized loss on cash flow hedges	Foreign currency translation adjustments	Pension and other post-retirement benefits liability	Total
Beginning Balance	$(1,621)	$(620)	$(12,779)	$(15,020)
Other comprehensive loss before reclassifications	(2,520)	(577)	(8,248)	(11,345)
Amounts reclassified from accumulated other comprehensive loss	—	—	944	944
Ending Balance	$(4,141)	$(1,197)	$(20,083)	$(25,421)

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

The following table sets forth the final allocation of the purchase price to EPMH's identifiable tangible and intangible assets acquired and liabilities assumed, including measurement period adjustments (in thousands):

Final allocation of purchase price:	Estimate as of December 31, 2018	Measurement Period Adjustments(1)	Purchase Price Allocation
Accounts receivable, net	$43,305	$—	$43,305
Inventories	86,112	—	86,112
Property, plant and mine development	148,495	(1,937)	146,558
Mineral rights	419,469	(10,580)	408,889
Identifiable intangible assets - finite lived	10,270	(1,500)	8,770
Identifiable intangible assets - indefinite lived	38,050	(1,250)	36,800
Prepaids and deposits	2,072	(245)	1,827
Other assets	7,474	—	7,474
Goodwill	150,628	12,184	162,812
Total assets acquired	905,875	(3,328)	902,547
Accounts payable	13,435	—	13,435
Accrued expenses and other current liabilities	10,304	—	10,304
Deferred tax liabilities	122,811	(3,328)	119,483
Long term liabilities	16,076	—	16,076
Total liabilities assumed	$162,626	$(3,328)	$159,298
Net assets acquired	$743,249	$—	$743,249

(1) Measurement period adjustments were recorded during the three months ended March 31, 2019.
The acquired intangible assets and the related estimated useful lives consist of the following:

	Approximate Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Technology and intellectual property	$1,400	15
Customer relationships	7,370	15
Total identifiable intangible assets - finite lived	$8,770

Trade names	$36,800
Total identifiable intangible assets - indefinite lived	$36,800

Goodwill represents the excess of the purchase price over the fair value of the underlying net assets acquired. Goodwill in this transaction is attributable to planned growth in our industrial materials product offering in our Industrial & Specialty Products business segment. Intangibles and goodwill are not expected to be deductible for tax purposes.
Unaudited Pro Forma Results
The results of EPMH's operations have been included in our consolidated financial statements subsequent to the acquisition date. EPMH's fiscal year end was November 30 and the Company's fiscal year end is December 31. Under SEC regulations, if a target's fiscal year end varies by more than 93 days from the acquirer's fiscal year end, it is required to adjust interim periods until it is within 93 days. Since EPMH’s fiscal year end was within 93 days of the Company's fiscal year end, no adjustment is necessary and EPMH’s fiscal year end and interim period ends are used as if they coincided with the Company's fiscal year end and interim period end. The following unaudited pro forma consolidated financial information reflects the results of operations as if the EPMH acquisition had occurred on January 1, 2018, after giving effect to certain purchase accounting adjustments. Material non-recurring transaction costs attributable to the business combination were $15.2 million. Pro forma net income includes incremental interest expense due to the related debt financing, incremental depreciation and depletion expense related to the fair value adjustment of property, plant and mine development, amortization expense related to identifiable intangible assets, and tax expense related to the combined tax provisions. This information does not purport to be indicative of the actual results that would have occurred if the acquisition had actually been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company (in thousands, except per share amounts):

Nine Months Ended September 30, 2018
Sales	$1,302,665
Net Income	$76,855
Basic earnings per share	$0.98
Diluted earnings per share	$0.98

NOTE F—ACCOUNTS RECEIVABLE
At September 30, 2019 and December 31, 2018, accounts receivable (in thousands) consisted of the following:

	September 30, 2019	December 31, 2018
Trade receivables	$205,295	$198,435
Less: Allowance for doubtful accounts	(9,136)	(6,751)
Net trade receivables	196,159	191,684
Other receivables(1)	8,432	23,802
Total accounts receivable	$204,591	$215,486

(1)	At December 31, 2018, other receivables included $16.0 million of refundable alternative minimum tax credits. These credits were refunded during the three months ended September 30, 2019.
Changes in our allowance for doubtful accounts (in thousands) during the nine months ended September 30, 2019 and 2018 are as follows:

	September 30, 2019	September 30, 2018
Beginning balance	$6,751	$7,100
Bad debt provision	3,082	516
Write-offs	(697)	(483)
Ending balance	$9,136	$7,133

Our ten largest customers accounted for approximately 43% and 42% of total sales for the three and nine months ended September 30, 2019, respectively, and approximately 48% and 50% for the three and nine months ended September 30, 2018, respectively. Sales to one of our customers accounted for 11% and 12% of our total sales for the three and nine months ended September 30, 2019, respectively, and 15% for both the three and nine months ended September 30, 2018. No other customers accounted for 10% or more of our total sales. At September 30, 2019, one of our customer's accounts receivable represented 13% of our total trade accounts receivable, net of allowance. At December 31, 2018, the same customer's accounts receivable represented 18% of our total trade accounts receivable, net of allowance. No other customers accounted for 10% or more of our total trade accounts receivable.
NOTE G—INVENTORIES
At September 30, 2019 and December 31, 2018, inventories (in thousands) consisted of the following:

	September 30, 2019	December 31, 2018
Supplies	$50,172	$41,453
Raw materials and work in process	60,680	68,474
Finished goods	51,270	52,160
Total inventories	$162,122	$162,087

NOTE H—PROPERTY, PLANT AND MINE DEVELOPMENT
At September 30, 2019 and December 31, 2018, property, plant and mine development (in thousands) consisted of the following:

	September 30, 2019	December 31, 2018
Mining property and mine development	$992,519	$995,759
Asset retirement cost	13,805	12,732
Land	55,355	55,502
Land improvements	71,917	67,729
Buildings	68,985	64,515
Machinery and equipment	1,129,443	958,357
Furniture and fixtures	3,288	3,599
Construction-in-progress	63,341	167,933
	2,398,653	2,326,126
Accumulated depletion, depreciation and amortization	(622,578)	(499,823)
Total property, plant and mine development, net	$1,776,075	$1,826,303

At September 30, 2019 and December 31, 2018, the aggregate cost of machinery and equipment acquired under finance leases was $0.3 million and $0.5 million, respectively, reduced by accumulated depreciation of $0.2 million and $0.2 million, respectively. The amount of interest costs capitalized in property, plant and mine development was $1.9 million and $5.2 million for the nine months ended September 30, 2019 and 2018, respectively.
On March 21, 2018, we completed the sale of three transload facilities located in the Permian, Eagle Ford, and Marcellus Basins to CIG Logistics (“CIG”) for total consideration of $86.1 million, including the assumption by CIG of $2.2 million of Company obligations. Total cash consideration was $83.9 million. The consideration includes receipt of a vendor incentive from CIG to enter into master transloading service arrangements. Of the total consideration, $25.8 million was allocated to the fair value of the transload facilities, which had a net book value of $20.0 million and resulted in a gain on sale of $5.8 million. The consideration included a related asset retirement obligation of $2.1 million and an equipment note of $0.1 million assumed by CIG. In addition, $60.3 million of the consideration received in excess of the facilities' fair value was allocated to vendor incentives to be recognized as a reduction of costs using a service-level methodology over the contract lives of the transloading service arrangements. At September 30, 2019, vendor incentives of $10.2 million and $20.2 million were classified in accounts payable and accrued expenses and in other long-term liabilities, respectively, on our balance sheet.
Separately, on March 21, 2018, we accrued $7.9 million in contract termination costs for facilities contracts operated by third-parties, which did not transfer to CIG. During the second quarter of 2018, as a result of the final settlement of these contracts, we recorded a $2.7 million credit in selling, general and administrative expenses on our Income Statement.

During 2019, management approved the disposal of certain non-operating parcels of land. The assets, which have a combined carrying value of approximately $1.3 million, have been classified as assets held for sale and are presented within Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. The proceeds of the disposals are expected to exceed the net carrying value of the assets and, accordingly, no impairment loss has been recognized on these assets held for sale. Both assets were previously classified as Land, therefore, no adjustments were needed for depreciation of these assets. We expect to dispose of these assets within one year of the balance sheet date.

NOTE I—GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill (in thousands) by business segment consisted of the following:

	Oil & Gas Proppants Segment			Industrial & Specialty Products Segment			Totals
	Goodwill	Impairments		Goodwill	Impairments

Balance at December, 2018	$250,267	$(164,167)	$86,100	$175,240	$—	$175,240	$261,340

EPM acquisition measurement period adjustment(1)	—	—	—	12,184	—	12,184	12,184

Balance at September 30, 2019	$250,267	$(164,167)	$86,100	$187,424	$—	$187,424	$273,524

(1) Measurement period adjustment was recorded during the three months ended March 31, 2019.

Goodwill and trade names are evaluated for impairment annually as of October 31, or more frequently when indicators of impairment exist. We evaluated events and circumstances since the date of our last qualitative assessment, including macroeconomic conditions, industry and market conditions, and our overall financial performance. After assessing the totality of the events and circumstances, we determined that no impairment existed because it was not more likely than not that the fair value of our reporting units was less than their carrying amount.
The changes in the carrying amount of intangible assets (in thousands) consisted of the following:

		September 30, 2019			December 31, 2018
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in years)
Technology and intellectual property	15	$85,744	$(15,561)	$70,183	$83,616	$(11,168)	$72,448
Customer relationships	13 - 15	68,599	(17,508)	51,091	68,664	(13,826)	54,838
Total definite-lived intangible assets:		$154,343	$(33,069)	$121,274	$152,280	$(24,994)	$127,286
Trade names		65,390	—	65,390	66,640	—	66,640
Other		700	—	700	700	—	700
Total intangible assets:		$220,433	$(33,069)	$187,364	$219,620	$(24,994)	$194,626

Amortization expense was $2.7 million and $8.1 million for the three and nine months ended September 30, 2019, respectively. Amortization expense was $3.2 million and $8.4 million for the three and nine months ended September 30, 2018, respectively.

The estimated amortization expense related to definite-lived intangible assets (in thousands) for the five succeeding years is as follows:

2019	$2,719
2020	10,873
2021	10,871
2022	10,856
2023	10,851

NOTE J—DEBT
At September 30, 2019 and December 31, 2018, debt (in thousands) consisted of the following:

	September 30, 2019	December 31, 2018
Senior secured credit facility:
Revolver expiring May 1, 2023 (8.5% at September 30, 2019 and December 31, 2018)	$—	$—
Term Loan—final maturity May 1, 2025 (6.13% at September 30, 2019 and 6.56% at December 31, 2018)	1,250,800	1,270,400
Less: Unamortized original issue discount	(5,673)	(6,511)
Less: Unamortized debt issuance cost	(26,684)	(31,310)
Note payable secured by royalty interest	11,098	26,511
Insurance financing notes payable	6,467	—
Equipment notes payable	129	321
Finance leases	90	344
Total debt	1,236,227	1,259,755
Less: current portion	(19,475)	(13,327)
Total long-term portion of debt	$1,216,752	$1,246,428

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
The Credit Facility contains covenants that, among other things, limit our ability, and certain of our subsidiaries' abilities, to create, incur or assume indebtedness and liens, to make acquisitions or investments, to sell assets and to pay dividends. The Credit Agreement also requires us to maintain a consolidated leverage ratio of no more than 3.75:1.00 as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 30% of the Revolver commitment. These covenants are subject to a number of important exceptions and qualifications. The Credit Agreement includes events of default and other affirmative and negative covenants that are usual for facilities and transactions of this type. As of September 30, 2019, and December 31, 2018, we are in compliance with all covenants in accordance with our senior secured Credit Facility.
Term Loan
At September 30, 2019, contractual maturities of our Term Loan (in thousands) are as follows:

2019	$3,200
2020	12,800
2021	12,800
2022	12,800
2023	12,800
Thereafter	1,196,400
Total	$1,250,800

During the three months ended September 30, 2019, the Company repurchased outstanding debt under the Term Loan in the amount of $10 million at a rate of 95.5%.  Debt issuance costs and original issue discount were recalculated with the reduced future debt payments, and additional costs of approximately $0.4 million were expensed.  As a result, we recorded a gain on extinguishment of debt in the amount of $0.1 million.  The gain on extinguishment was recorded in Other income, net, including interest income in the Condensed Consolidated Statements of Operations.
Revolving Line-of-Credit
We have a $100.0 million Revolver with zero drawn and $6.5 million allocated for letters of credit as of September 30, 2019, leaving $93.5 million available under the Revolver. Based on our consolidated leverage ratio of 4.40 as of September 30, 2019, we may draw up to $30.0 million without the consent of our lenders. With the consent of our lenders, we have access to the full availability of the Revolver.
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
The royalty note payable fair value was estimated to be $22.5 million on the acquisition date. The estimate was made using a discounted cash flow model, which calculated the present value of projected future cash payments required under the agreement using a discounted rate of 14%. As of September 30, 2019, the note payable had a balance of $11.1 million. The decrease in the fair value of the note payable amount is due to changes in estimate of future tonnages and sales related to the sand shipped from our Tyler, Texas facility. These changes in estimate resulted in gains that were recorded in Other income, net, including interest income in the Condensed Consolidated Statement of Operations. Gains in the amounts of $2.0 million and $16.1 million were recorded in the three and nine months ended September 30, 2019, respectively. The effective interest rate based on the updated projected future cash payments was 14% at September 30, 2019. Other changes in fair value of the note payable amount may result if estimates of future tonnages and sales increase or decrease.
Insurance Financing Notes Payable
During September 2019, the Company renewed its insurance policies and financed the payments through notes payable with a stated interest rate of 4.5%. These payments will be made in installments throughout a ten-month period and, as such, have been classified as current debt. As of September 30, 2019, the notes payable had a balance of $6.5 million.

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
As of September 30, 2019 and December 31, 2018, we had a liability of $20.6 million and $18.4 million, respectively, in other long-term liabilities related to our asset retirement obligations. Changes in the asset retirement obligations (in thousands) during the nine months ended September 30, 2019 and 2018 are as follows:

	Nine Months Ended September 30,
	2019	2018
Beginning balance	$18,413	$19,032
Accretion	1,138	894
Additions and revisions of prior estimates	1,061	(486)
Addition related to EPMH acquisition	—	2,733
Disposal related to sale of transloads	—	(2,116)
Ending balance	$20,612	$20,057

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
Cash Equivalents
Due to the short-term maturity, we believe our cash equivalent instruments at September 30, 2019 and December 31, 2018, approximate their reported carrying values.
Long-Term Debt, Including Current Maturities
We believe that the fair values of our long-term debt, including current maturities, approximate their carrying values based on their effective interest rates compared to current market rates.
Changes in the fair value of the royalty note payable utilize Level 3 inputs, such as estimates of future tonnages sold and average sales price. See Note J - Debt for more information on the change in fair value during the three months ended September 30, 2019.
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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default of ourselves and our counterparties. However, as of September 30, 2019, we have assessed that the impact of the credit valuation adjustments on the overall valuation of our derivative positions is not significant. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. See Note M - Derivative Instruments for more information.

NOTE M—DERIVATIVE INSTRUMENTS
Cash Flow Hedges of Interest Rate Risk
We enter into interest rate swap agreements in connection with our Term Loan to add stability to interest expense and to manage our exposure to interest rate movements. The derivative instruments are recorded on the balance sheet within other assets or liabilities at their fair values. As of September 30, 2019, the fair value of our two interest rate swaps was a liability of $3.7 million and a liability of $1.7 million and were classified within accounts payable and accrued liabilities on our balance sheet. Our interest rate cap matured on June 30, 2019. At December 31, 2018, the fair value of our two interest rate swaps was a liability of $1.5 million and a liability of $0.7 million and were classified within other long-term liabilities on our balance sheet, and the fair value of our interest rate cap was zero. We have designated the interest rate swap agreements as qualified cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings.
The following table summarizes the fair value of our derivative instruments (in thousands, except contract/notional amount). See Note L - Fair Value Accounting for more information regarding the estimated fair values of our derivative instruments at September 30, 2019 and December 31, 2018.

	September 30, 2019					December 31, 2018
	Maturity Date	Contract/Notional Amount		Carrying Amount	Fair Value	Maturity Date	Contract/Notional Amount		Carrying Amount	Fair Value
LIBOR(1) interest rate swap agreement	2020	$440	million	$(3,749)	$(3,749)	2020	$440	million	$(1,475)	$(1,475)
LIBOR(1) interest rate swap agreement	2020	$200	million	$(1,712)	$(1,712)	2020	$200	million	$(663)	$(663)
(1) Agreements fix the LIBOR interest rate base to 2.74%
During the nine months ended September 30, 2019 we had no ineffectiveness for the interest rate swap derivatives.
The following table summarizes the effect of derivative instruments (in thousands) on our income statements and our consolidated statements of comprehensive income for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
	2019	2018
Deferred losses from derivatives in OCI, beginning of period	$(1,621)	$(76)
Loss recognized in OCI from derivative instruments	(2,520)	468
Loss reclassified from Accumulated OCI	—	76
Deferred losses from derivatives in OCI, end of period	$(4,141)	$468

NOTE N—EQUITY-BASED COMPENSATION
In July 2011, we adopted the U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan (the “2011 Plan”), which was amended and restated in May 2015. The 2011 Plan provides for grants of stock options, restricted stock, performance share units and other incentive-based awards. We believe our 2011 Plan aligns the interests of our employees and directors with those of our common stockholders. At September 30, 2019, we have 1,739,889 shares of common stock that may be issued under the 2011 Plan. We use a combination of treasury stock and new shares if necessary to satisfy option exercises or vesting of restricted awards and performance share units.
Stock Options

The following table summarizes the status of, and changes in, our stock option awards during the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2018	901,996	$28.52	$18,566	4.8 years
Granted	—	$—	$—
Exercised	(10,000)	$12.87	$11,557
Forfeited	—	$—	$—
Expired	(65,338)	$25.16	$—
Outstanding at September 30, 2019	826,658	$28.97	$—	4.4 years
Exercisable at September 30, 2019	826,658	$28.97	$—	4.4 years

There were no grants of stock options during the three and nine months ended September 30, 2019 and 2018.
There were zero and 10,000 stock options exercised during the three and nine months ended September 30, 2019, respectively. There were zero and 4,167 stock options exercised during the three and nine months ended September 30, 2018, respectively. The total intrinsic value of stock options exercised was $12 thousand for the nine months ended September 30, 2019. The total intrinsic value of stock options exercised was $0.1 million for the nine months ended September 30, 2018. Cash received from stock options exercised during the nine months ended September 30, 2019 was $128 thousand. Cash received from stock options exercised during the nine months ended September 30, 2018 was $61 thousand. The tax benefit realized from stock option exercises was $3 thousand for the nine months ended September 30, 2019. The tax benefit realized from stock option exercises was $14 thousand for the nine months ended September 30, 2018.
As of September 30, 2019, there was no unrecognized compensation expense related to these options. We recognized $0.2 million and $1.1 million of equity-based compensation expense related to options during the three and nine months ended September 30, 2018, respectively. We account for forfeitures as they occur.
Restricted Stock and Restricted Stock Unit Awards
The following table summarizes the status of, and changes in, our unvested restricted stock awards during the nine months ended September 30, 2019:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2018	586,409	$25.18
Granted	791,903	$13.60
Vested	(256,489)	$28.74
Forfeited	(55,959)	$21.67
Unvested, September 30, 2019	1,065,864	$15.90

We granted 34,790 and 791,903 restricted stock and restricted stock unit awards during the three and nine months ended September 30, 2019, respectively. We granted 42,187 and 280,118 restricted stock and restricted stock unit awards during the three and nine months ended September 30, 2018, respectively. The fair value of the awards was based on the market price of our stock at date of grant.
We recognized $2.0 million and $6.4 million of equity-based compensation expense related to restricted stock awards during the three and nine months ended September 30, 2019, respectively. We recognized $1.4 million and $5.2 million of equity-based compensation expense related to restricted stock awards during the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, there was $12.6 million of unrecognized compensation expense related to these restricted stock awards, which is expected to be recognized over a weighted-average period of 2.0 years.

Performance Share Unit Awards
The following table summarizes the status of, and changes in, our performance share unit awards during the nine months ended September 30, 2019:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2018	838,188	$39.44
Granted	607,130	$15.58
Vested	(522,098)	$37.76
Forfeited/Cancelled	(73,245)	$26.84
Unvested, September 30, 2019	849,975	$22.85

We granted zero and 607,130 performance share units during the three and nine months ended September 30, 2019, respectively. We granted zero and 201,417 performance share units during the three and nine months ended September 30, 2018, respectively. The grant date fair value for these awards was estimated using a Monte Carlo simulation model. The Monte Carlo simulation model requires the use of highly subjective assumptions. Our key assumptions in the model included the price and the expected volatility of our common stock and our self-determined peer group companies’ stock, risk-free rate of interest, dividend yields and cross-correlations between our common stock and our self-determined peer group companies' stock.
We recognized $1.8 million and $4.3 million of compensation expense related to performance share unit awards during the three and nine months ended September 30, 2019, respectively. We recognized $3.7 million and $12.3 million of compensation expense related to performance share unit awards during the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, there was $9.2 million of unrecognized compensation expense related to these performance share unit awards, which is expected to be recognized over a weighted-average period of 1.9 years.
NOTE O—COMMITMENTS AND CONTINGENCIES
Future Minimum Annual Commitments at September 30, 2019 (in thousands):

Year ending December 31,	Minimum Purchase Commitments
2019	$6,060
2020	14,619
2021	9,253
2022	6,900
2023	6,900
Thereafter	5,879
Total future purchase commitments	$49,611

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

Other Commitments and Contingencies
Our operating subsidiary, U.S. Silica Company (“U.S. Silica”), has been named as a defendant in various product liability claims alleging silica exposure causing silicosis. During the nine months ended September 30, 2019, one new claim was brought against U.S. Silica. As of September 30, 2019, there were 58 active silica-related products liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, it is not reasonably possible that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations that exceeds the accrual amounts.
We have recorded estimated liabilities for these claims in other long-term liabilities as well as estimated recoveries under the indemnity agreement and an estimate of future recoveries under insurance in other assets on our consolidated balance sheets. As of both September 30, 2019 and December 31, 2018, other non-current assets included zero for insurance for third-party products liability claims. As of September 30, 2019 and December 31, 2018 other long-term liabilities included $1.0 million and $0.9 million, respectively, for third-party products liability claims.
One of our subsidiaries has also been named as a defendant in lawsuits regarding certain labor practices. If we are unsuccessful in defending the litigation, these cases could result in a material liability for us.
Obligations under Guarantees
We have indemnified our insurers against any loss they may incur in the event that holders of surety bonds, issued on our behalf, execute the bonds. As of September 30, 2019, there was $42.4 million in bonds outstanding. The majority of these bonds, $30.9 million, relate to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to licenses, permits, and tax collection.
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
Net pension benefit cost (in thousands) consisted of the following for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost	$323	$355	$1,065	$956
Interest cost	1,503	1,193	4,813	3,329
Expected return on plan assets	(1,727)	(1,627)	(5,745)	(4,361)
Net amortization and deferral	459	806	1,305	2,068
Net pension benefit costs	$558	$727	$1,438	$1,992

Net post-retirement benefit cost (in thousands) consisted of the following for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost	$20	$33	$67	$87
Interest cost	182	173	572	549
Expected return on plan assets	—	$—	—	—
Unrecognized net (gain)/loss	(7)	$—	(7)	—
Net post-retirement benefit costs	$195	$206	$632	$636

We contributed $2.1 million and $3.8 million to the qualified pension plans for the three and nine months ended September 30, 2019, respectively. We contributed $1.5 million and $2.6 million to the qualified pension plans for the three and nine months ended September 30, 2018, respectively. Our best estimate of expected contributions to the pension and post-retirement medical benefit plans for the 2019 fiscal year are $4.8 million and $1.4 million, respectively.
We contribute to three multiemployer defined benefit pension plans under the terms of collective-bargaining agreements for union-represented employees. A multiemployer plan is subject to collective bargaining for employees of two or more unrelated companies. These plans allow multiple employers to pool their pension resources and realize efficiencies associated with the daily administration of the plan. Multiemployer plans are generally governed by a board of trustees composed of management and labor representatives and are funded through employer contributions. However, in most cases, management is not directly represented. Our contributions to individual multiemployer pension funds did not exceed 5% of the fund’s total contributions for the three and nine months ended September 30, 2019 and 2018. Additionally, our contributions to multiemployer post-retirement benefit plans were immaterial for all periods presented in the accompanying consolidated financial statements.
We also sponsor a defined contribution plan covering certain employees. We contribute to the plan in two ways. For certain employees not covered by the defined benefit plan, we make a contribution equal to 4% of their salary. We may also contribute an employee discretionary match of 50 cents for each dollar contributed by an employee, up to 4% of their earnings. Finally, for some employees, we make a catch-up match of one dollar for each dollar contributed by an employee, up to 6% of catch-up contributions. Contributions were $1.5 million and $4.8 million for the three and nine months ended September 30, 2019, respectively, and $0.9 million and $2.6 million for the three and nine months ended and September 30, 2018, respectively.
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
Supplemental balance sheet information related to leases was as follows:

Leases	Classification	September 30, 2019
Assets
Operating	Operating lease right-of-use assets	$180,387
Total leased assets		$180,387

Liabilities
Current
Operating	Current portion of operating lease liabilities	$56,473
Non-current
Operating	Operating lease liabilities	127,181
Total lease liabilities		$183,654

Lease Term and Discount Rate
Weighted average remaining lease term (years):
Operating leases		4.6 years

Weighted average discount rate:
Operating leases		5.7%

The components of lease expense were as follows:

Lease Costs	Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease costs(1)	Cost of sales	$21,787	$69,547
Operating lease costs(2)	Selling, general and administrative	1,044	3,281
		$22,831	$72,828

(1) Includes short-term operating lease costs of $4.0 million and $15.1 million for the three and nine months ended September 30, 2019, respectively.
(2) Includes short-term operating lease costs of $0.2 million and $0.6 million for the three and nine months ended September 30, 2019, respectively.
Supplemental cash flow information related to leases was as follows:

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$57,523

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$229,557

Maturities of lease liabilities as of September 30, 2019:

Maturities of lease liabilities	Operating leases
2019	$18,087
2020	62,302
2021	43,195
2022	32,836
2023	22,380
Thereafter	38,520
Total lease payments	$217,320
Less: Interest	33,666
Total	$183,654

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
For the three and nine months ended September 30, 2019, we had a tax benefit of $7.7 million and $7.3 million, respectively. For the three and nine months ended September 30, 2018, we had a tax benefit of $1.5 million and tax expense of $8.8 million, respectively. The effective tax rate was 25% and 17% for the three and nine months ended September 30, 2019, respectively. The effective tax rate was (32)% and 14% for the three and nine months ended September 30, 2018, respectively. Without discrete items, which primarily consist of tax expense related to equity compensation, the effective tax rate for the three and nine months ended September 30, 2019 would have been 27% and 29%, respectively. Without the discrete items, which primarily consist of tax expense related to equity compensation, the effective tax rate for the three and nine months ended September 30, 2018 would have been (52)% and 11%, respectively.
During the three and nine months ended September 30, 2019, we recorded tax expense related to equity compensation of $0.1 million and $4.5 million, respectively. During the three and nine months ended September 30, 2018, we recorded tax expense related to equity compensation of $0.0 million and $0.7 million, respectively.
Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes.

NOTE S— REVENUE
We consider sales disaggregated at the product and service level by business segment to depict how the nature, amount, timing and uncertainty of revenues and cash flow are impacted by changes in economic factors. The following table disaggregates our sales by major source for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
Category	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales
Product	$168,870	$119,107	$287,977	$227,915	$120,720	$348,635
Service	73,837	—	73,837	74,537	—	74,537
Total Sales	$242,707	$119,107	$361,814	$302,452	$120,720	$423,172

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
Category	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales
Product	$528,708	$359,170	$887,878	$708,924	$280,456	$989,380
Service	247,540	—	247,540	230,521	17	230,538
Total Sales	$776,248	$359,170	$1,135,418	$939,445	$280,473	$1,219,918

The following tables reflect the changes in our contract assets, which we classify as unbilled receivables and our contract liabilities, which we classify as deferred revenues, for the nine months ended September 30, 2019 (in thousands):

Unbilled Receivables
December 31, 2018	$90
Reclassifications to billed receivables	(3,183)
Revenues recognized in excess of period billings	3,893
September 30, 2019	$800

Deferred Revenue
December 31, 2018	$113,319
Revenues recognized from balances held at the beginning of the period	(24,241)
Revenues deferred from period collections on unfulfilled performance obligations	12,225
Revenues recognized from period collections	(8,138)
September 30, 2019	$93,165

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

NOTE T— RELATED PARTY TRANSACTIONS
A former employee, who was an officer of one of our operating subsidiaries prior to the third quarter of 2018, held an ownership interest in a transportation brokerage and logistics services vendor, from which we made purchases of approximately $0.7 million and $2.5 million for the three and nine months ended September 30, 2018, respectively. There were no related party transactions during the nine months ended September 30, 2019.
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
An operating segment’s performance is primarily evaluated based on segment contribution margin, which excludes selling, general, and administrative costs, corporate costs, plant capacity expansion expenses, and facility closure costs. We believe that segment contribution margin, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, segment contribution margin is a non-GAAP measure and should be considered in addition to, not a substitute for, or superior to, net income (loss) or other measures of financial performance prepared in accordance with GAAP. The other accounting policies of each of the two reportable segments are the same as those in Note B - Summary of Significant Accounting Policies to the Consolidated Financial Statements in Item 8 of our 2018 Annual Report on Form 10-K.

The following table presents sales and segment contribution margin (in thousands) for the reportable segments and other operating results not allocated to the reportable segments for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales:
Oil & Gas Proppants	$242,707	$302,452	$776,248	$939,445
Industrial & Specialty Products	119,107	120,720	359,170	280,473
Total sales	361,814	423,172	1,135,418	1,219,918
Segment contribution margin:
Oil & Gas Proppants	50,557	89,550	180,601	303,591
Industrial & Specialty Products	44,397	48,697	139,103	110,528
Total segment contribution margin	94,954	138,247	319,704	414,119
Operating activities excluded from segment cost of sales	(16,773)	(37,411)	(59,617)	(70,292)
Selling, general and administrative	(40,208)	(37,980)	(113,523)	(114,803)
Depreciation, depletion and amortization	(47,126)	(37,150)	(136,625)	(102,305)
Asset impairment	(130)	—	(130)	(16,184)
Interest expense	(24,733)	(21,999)	(72,476)	(49,283)
Other income, net, including interest income	3,280	1,062	19,076	2,808
Income tax benefit (expense)	7,671	1,547	7,259	(8,806)
Net (loss) income	$(23,065)	$6,316	$(36,332)	$55,254
Less: Net loss attributable to non-controlling interest	(28)	—	(121)	—
Net (loss) income attributable to U.S. Silica Holdings, Inc.	$(23,037)	$6,316	$(36,211)	$55,254

Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. At September 30, 2019, goodwill of $273.5 million has been allocated to these segments with $86.1 million assigned to Oil & Gas Proppants and $187.4 million to Industrial & Specialty Products. At December 31, 2018, goodwill of $261.3 million had been allocated to these segments with $86.1 million assigned to Oil & Gas Proppants and $175.2 million to Industrial & Specialty Products.

NOTE V— SUBSEQUENT EVENTS
On October 3, 2019, we paid a cash dividend of $4.6 million or $0.0625 per share to common stockholders of record as of the close of business on September 13, 2019, which had been declared by our Board of Directors on July 18, 2019.

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
Overview
We are a performance materials company and one of the largest domestic producers of commercial silica used in the oil and gas industry and in a wide range of industrial applications. In addition, through our acquisition of EP Minerals, LLC ("EPM") and its affiliated companies in 2018, we are an industry leader in the production of industrial minerals, including diatomaceous earth, clay (calcium bentonite and calcium montmorillonite) and perlite.
During our 119-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 400 diversified product types to customers across our end markets. As of September 30, 2019, we operated 26 production facilities across the United States. We control 554 million tons of reserves of commercial silica, which we believe can be processed to make 234 million tons of finished products that meet API frac sand specifications, and 59 million tons of reserves of diatomaceous earth, perlite, and clays.
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
Acquisitions
For a description of our key business acquisitions during the periods presented, see Note E - Business Combinations to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Recent Trends and Outlook
Oil and gas proppants end market trends
Demand for frac sand is driven by the use of hydraulic fracturing as a means to extract hydrocarbons from shale formations. According to Rystad Energy's "ShaleIntel Proppant Market - 4Q 2019," published on September 16, 2019, U.S. raw sand proppant demand is expected to be 2% higher in 2019 than 2018, and is expected to continue to grow in 2020. Oil and gas horizontal rig count increased during 2017 and 2018, leading to more well completion activity. We continue to expect long-term growth in oil and gas drilling in North American shale basins.
Sales and average selling price per ton decreased sequentially during the three months ended September 30, 2019, compared to the three months ended June 30, 2019, as summarized below. The decreases were mainly due to more tons produced and sold in-basin in West Texas, fewer tons delivered to well sites, and decreased sand pricing.

Amounts in thousands, except per ton data	Three Months Ended				Percentage Change
Oil & Gas Proppants	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2019 vs. June 30, 2019	June 30, 2019 vs. March 31, 2019	March 31, 2019 vs. December 31, 2018
Sales	$242,707	$273,064	$260,477	$243,546	(11)%	5%	7%
Tons Sold	3,896	3,932	3,864	3,704	(1)%	2%	4%
Average Selling Price per Ton	$62.30	$69.45	$67.41	$65.75	(10)%	3%	3%

If oil and gas drilling and completion activity does not grow or if frac sand supply remains greater than demand, then we may sell fewer tons, sell tons at lower prices, or both. If we sell less frac sand or sell frac sand at lower prices, our revenue, net income, cash generated from operating activities, and liquidity would be adversely affected, and we could incur material asset impairments. If these events occur, we may evaluate actions to reduce cost and improve liquidity.
Fluctuations in frac sand demand and price may occur as the market adjusts to supply and demand due to energy pricing fluctuations. Fluctuations in price may also occur as the supply of local in-basin sand changes.
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
How We Generate Our Sales
Products
We derive our product sales by mining and processing minerals that our customers purchase for various uses. Our product sales are primarily a function of the price per ton and the number of tons sold. We primarily sell our products through individual purchase orders executed under short-term price agreements or at prevailing market rates. The amount invoiced reflects the price of the product, transportation, surcharges, and additional handling services as applicable, such as storage, transloading the product from railcars to trucks and last mile logistics to the customer site. We invoice most of our product customers on a per shipment basis, although for some larger customers we consolidate invoices weekly or monthly. Standard collection terms are net 30 days, although extended terms are offered in competitive situations.
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
Our ten largest customers accounted for approximately 43% and 42% of total sales for both the three and nine months ended September 30, 2019, respectively, and approximately 48% and 50% for the three and nine months ended September 30, 2018, respectively. Sales to one of our customers accounted for 11% and 12% of our total sales for the three and nine months ended September 30, 2019, respectively, and 15% for both the three and nine months ended September 30, 2018. No other customers accounted for 10% or more of our total sales. At September 30, 2019, one of our customer's accounts receivable represented 13% of our total trade accounts receivable, net of allowance. At December 31, 2018, the same customer's accounts receivable represented 18% of our total trade accounts receivable, net of allowance. No other customers accounted for 10% or more of our total trade accounts receivable.
For a limited number of customers, we sell under long-term, minimum purchase supply agreements. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge and that our customers will pay for each product. Prices under these agreements are generally fixed and subject to certain contractual adjustments. Sometimes these agreements may undergo negotiations regarding pricing and volume requirements, particularly in volatile market conditions. When these negotiations occur, we may deliver sand at prices or at volumes below the requirements in our existing supply agreements. We do not consider these agreements solely representative of contracts with customers. An executed order specifying the type and quantity of product to be delivered, in combination with the noted agreements, comprise our contracts in these arrangements. Selling more tons under supply contracts enables us to be more efficient from a production, supply chain and logistics standpoint. As discussed in Part I, Item 1A., Risk Factors of our 2018 Annual Report on Form 10-K, these customers may not continue to purchase the same levels of product in the future due to a variety of reasons, contract requirements notwithstanding.
As of September 30, 2019, we had twenty-two minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2019 and 2034. As of September 30, 2018, we had twenty-four minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2018 and 2034. Collectively, sales to customers with minimum purchase supply agreements accounted for 61% of Oil & Gas Proppants segment sales for both the three and nine months ended September 30, 2019, and 68% and 54% for the three and nine months ended September 30, 2018, respectively.
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
Segment Contribution Margin
Segment contribution margin, a non-GAAP measure, is a key metric that management uses to evaluate our operating performance and to determine resource allocation between segments. Segment contribution margin excludes selling, general, and administrative costs, corporate costs, plant capacity expansion expenses, and facility closure costs.
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
The following table sets forth a reconciliation of net (loss) income, the most directly comparable GAAP financial measure, to Adjusted EBITDA.

(amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income attributable to U.S. Silica Holdings, Inc.	$(23,037)	$6,316	$(36,211)	$55,254
Total interest expense, net of interest income	23,711	20,899	69,683	43,243
Provision for taxes	(7,671)	(1,547)	(7,259)	8,806
Total depreciation, depletion and amortization expenses	47,126	37,150	136,625	102,305
EBITDA	40,129	62,818	162,838	209,608
Non-cash incentive compensation (1)	3,722	5,427	10,566	18,612
Post-employment expenses (excluding service costs) (2)	426	544	1,301	1,653
Merger and acquisition related expenses (3)	4,873	8,303	15,747	28,434
Plant capacity expansion expenses (4)	3,918	24,999	16,229	45,100
Contract termination expenses (5)	60	—	1,060	—
Asset impairments (6)	130	—	130	16,184
Business optimization projects (7)	49	1,926	55	1,926
Facility closure costs (8)	3,523	—	10,604	—
Gain on valuation change of royalty note payable(9)	(2,004)	—	(16,104)	—
Other adjustments allowable under the Credit Agreement (10)	3,583	1,525	10,323	3,001
Adjusted EBITDA	$58,409	$105,542	$212,749	$324,518

(1)	Reflects equity-based, non-cash compensation expense.
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

(6)
The three months and nine months ended September 30, 2019 reflect a $0.1 million asset impairment related to rail cars that will not be utilized before the end of their leases. The nine months ended September 30, 2018 reflects a $16.2 million asset impairment related to the closure of our resin coating facility and associated product portfolio.

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

(10)
Reflects miscellaneous adjustments permitted under the Credit Agreement, such as recruiting fees and relocation costs. The nine months ended September 30, 2019 also includes $6.2 million of loss contingencies reserve, partially offset by insurance proceeds of $2.2 million. The three months ended September 30, 2018 includes storm damage costs, recruiting fees and relocation costs. The nine months ended September 30, 2018 also includes a net loss of $0.7 million on divestiture of assets, consisting of $5.2 million of contract termination costs and $1.3 million of divestiture related expenses such as legal fees and consulting fees, partially offset by a $5.8 million gain on sale of assets.

Adjusted EBITDA-Trailing Twelve Months
Our revolving credit facility (the "Revolver") contains a consolidated total net leverage ratio of no more than 3.75:1.00 that, unless we have the consent of our lenders, we must meet as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 30% of the Revolver commitment. This ratio is calculated based on our Adjusted EBITDA for the trailing twelve months. Noncompliance with this financial ratio covenant could result in the acceleration of our obligations to repay all amounts outstanding under the Revolver and the term loan (the "Term Loan") (collectively the "Credit Facility"). Moreover, the Revolver and the Term Loan contain covenants that restrict, subject to certain exceptions, our ability to make permitted acquisitions, incur additional indebtedness, make restricted payments (including dividends) and retain excess cash flow based, in some cases, on our ability to meet leverage ratios calculated based on our Adjusted EBITDA for the trailing twelve months.

See the description under “Adjusted EBITDA” above for certain important information about Adjusted EBITDA-trailing twelve months, including certain limitations and management’s use of this metric in light of its status as a non-GAAP measure.
As of September 30, 2019, we are in compliance with all covenants under our Credit Facility, and our Revolver usage was zero (other than certain undrawn letters of credit). Since the Revolver usage did not exceed 30% of the Revolver commitment, the consolidated leverage ratio covenant did not apply. Based on our consolidated leverage ratio of 4.40 as of September 30, 2019, we may draw up to $30.0 million without the consent of our lenders. With the consent of our lenders, we have access to the full availability of the Revolver. The calculation of the consolidated leverage ratio incorporates the Adjusted EBITDA-trailing twelve months as follows:

(All amounts in thousands, except calculated ratio)	September 30, 2019

Total debt	$1,236,137
Finance leases	90
Total consolidated debt	$1,236,227

Adjusted EBITDA-trailing twelve months	$280,740
Pro forma Adjusted EBITDA including impact of acquisitions (1)	—
Other adjustments for covenant calculation (2)	268
Total Adjusted EBITDA-trailing twelve months for covenant calculation	$281,008

Consolidated leverage ratio(3)	4.40

(1)	Covenant calculation allows for the Adjusted EBITDA-trailing twelve months to include the impact of acquisitions on a pro forma basis.
(2)	Covenant calculation excludes activity at legal entities above the operating company, which is mainly interest income offset by public company operating expenses.
(3)	Calculated by dividing total consolidated debt by total Adjusted EBITDA-trailing twelve months for covenant calculation.

Results of Operations for the Three Months Ended September 30, 2019 and 2018
Sales

(In thousands except per ton data)	Three Months Ended September 30,		Percent Change
	2019	2018	'19 vs.'18
Sales:
Oil & Gas Proppants	$242,707	$302,452	(20)%
Industrial & Specialty Products	119,107	120,720	(1)%
Total sales	$361,814	$423,172	(14)%
Tons:
Oil & Gas Proppants	3,896	3,821	2%
Industrial & Specialty Products	954	983	(3)%
Total Tons	4,850	4,804	1%
Average Selling Price per Ton:
Oil & Gas Proppants	$62.30	$79.16	(21)%
Industrial & Specialty Products	124.85	122.81	2%
Overall Average Selling Price per Ton	$74.60	$88.09	(15)%
Total sales decreased 14% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, driven by a 15% decrease in overall average selling price, partially offset by a 1% increase in total tons sold.
The decrease in total sales was mainly driven by Oil & Gas Proppants sales, which decreased 20% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Oil & Gas Proppants average selling price decreased 21% and tons sold increased 2%. The decrease in average selling price was mainly driven by more tons sold from local in-basin plants which have lower logistics costs, increased in-basin proppant supply, and decreased sand pricing. The increase in tons sold was mainly due to more tons produced and sold in-basin in West Texas.
The decrease in total sales was also partially driven by Industrial & Specialty Products sales, which decreased 1% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Industrial & Specialty Products average selling price increased 2% and tons sold decreased 3%. The increase in average selling price was due to additional higher-margin product sales and price increases. The decrease in tons sold was mainly driven by a decrease in low-margin tons sold.
Cost of Sales (excluding depreciation, depletion, and amortization)
Cost of sales decreased by $38.7 million, or 12%, to $283.6 million for the three months ended September 30, 2019 compared to $322.3 million for the three months ended September 30, 2018. These changes result from the main components of cost of sales as discussed below. As a percentage of sales, cost of sales represented 78% for the three months ended September 30, 2019 compared to 76% for the same period in 2018.
We incurred $131.5 million and $145.3 million of transportation and related costs for the three months ended September 30, 2019 and 2018, respectively. The $13.8 million decrease was mainly due to a decline in demand for Northern White sand caused by some of our customers shifting to local in-basin frac sands with lower logistics costs, partially offset by costs related to additional SandBox operations. As a percentage of sales, transportation and related costs represented 36% for the three months ended September 30, 2019 compared to 34% for the same period in 2018.
We incurred $50.5 million and $53.6 million of operating labor costs for the three months ended September 30, 2019 and 2018, respectively. The $3.1 million decrease in labor costs was due to idled sand facilities and lower SandBox driver costs. As a percentage of sales, operating labor costs represented 14% for the three months ended September 30, 2019 compared to 13% for the same period in 2018.

We incurred $13.4 million and $15.8 million of electricity and drying fuel (principally natural gas) costs for the three months ended September 30, 2019 and 2018, respectively. The $2.4 million decrease in electricity and drying fuel costs was mainly due to idled sand facilities. As a percentage of sales, electricity and drying fuel costs represented 4% for both of the three months ended September 30, 2019 and 2018.
We incurred $26.4 million and $36.8 million of maintenance and repair costs for the three months ended September 30, 2019 and 2018, respectively. The $10.4 million decrease in maintenance and repair costs was due to idled sand facilities and a decrease in plant capacity expansion expenses. As a percentage of sales, maintenance and repair costs represented 7% for the three months ended September 30, 2019 compared to 9% for the same period in 2018.
Segment Contribution Margin
Industrial & Specialty Products contribution margin decreased by $4.3 million to $44.4 million for the three months ended September 30, 2019 compared to $48.7 million for the three months ended September 30, 2018, driven by a $1.6 million decrease in revenue and $2.7 million in higher cost of sales.
Oil & Gas Proppants contribution margin decreased by $39.0 million to $50.6 million for the three months ended September 30, 2019 compared to $89.6 million for the three months ended September 30, 2018, driven by a $59.7 million decrease in sales, partially offset by a $20.8 million decrease in cost of sales. The decrease in segment contribution margin was mainly driven by decreased sand pricing, partially offset by $9.4 million in customer shortfall penalties and other contractual fees that were settled.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $2.2 million, or 6%, to $40.2 million for the three months ended September 30, 2019 compared to $38.0 million for the three months ended September 30, 2018. The net increase was primarily due to the following factors:

•	Compensation related expense increased by $1.6 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

•
Merger and acquisition related expense decreased by $1.3 million to $0.6 million for the three months ended September 30, 2019 compared to $1.9 million for the three months ended September 30, 2018. The decrease was mainly due to costs related to the acquisition of EPM during the three months ended September 30, 2018 that did not recur during the three months ended September 30, 2019.

•
During the three months ended September 30, 2019 the corporate office in Frederick, Maryland was closed, resulting in $2.2 million of remaining contracted costs incurred such as office lease costs, maintenance, and utilities.

    In total, our selling, general and administrative expenses represented approximately 11% and 9% of our sales for the three months ended September 30, 2019 and 2018, respectively.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense increased by $9.9 million, or 27%, to $47.1 million for the three months ended September 30, 2019 compared to $37.2 million for the three months ended September 30, 2018. The increase was mainly driven by our plant capacity expansions as well as other continued capital spending. Depreciation, depletion and amortization expense represented approximately 13% and 9% of our sales for the three months ended September 30, 2019 and 2018, respectively.
Asset Impairment
During the three months ended September 30, 2019, we recorded a $0.1 million asset impairment charge related to rail cars that will not be utilized before the end of their leases.
Operating Income (Loss)
Operating loss for the three months ended September 30, 2019 was $9.3 million compared to operating income of $25.7 million for the three months ended September 30, 2018. The change was mainly driven by a 14% decrease in sales and a

27% increase in depreciation, depletion and amortization expense, and a 6% increase in selling, general and administrative expenses, partially offset by a 12% decrease in cost of sales.
Interest Expense
Interest expense increased by $2.7 million, or 12%, to $24.7 million for the three months ended September 30, 2019 compared to $22.0 million for the three months ended September 30, 2018, mainly due to a decrease in interest costs capitalized in property, plant and mine development.
Other Income, Net, Including Interest Income
Other income, net, increased by $2.2 million, to $3.3 million for the three months ended September 30, 2019 compared to $1.1 million for the three months ended September 30, 2018, primarily driven by the change in valuation of the royalty note payable.
Provision for Income Taxes
For the three months ended September 30, 2019, we had a tax benefit of $7.7 million. For the three months ended September 30, 2018, we had a tax benefit of $1.5 million. The effective tax rate was 25% and (32)% for the three months ended September 30, 2019 and 2018, respectively. Without discrete items, which primarily consist of tax expense related to equity compensation, the effective tax rate for the three months ended September 30, 2019 and 2018 would have been 27% and (52)%, respectively.
During the three months ended September 30, 2019 and 2018, we recorded tax expense related to equity compensation of $0.1 million and $0.0 million, respectively.
Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes.
Net Income (Loss)
Net (loss) income attributable to U.S. Silica Holdings, Inc., was a net loss of $23.0 million and net income of $6.3 million for the three months ended September 30, 2019 and 2018, respectively. The year over year changes were due to the factors noted above.
Results of Operations for the Nine Months Ended September 30, 2019 and 2018
Sales

(In thousands except per ton data)	Nine Months Ended September 30,		Percent Change
	2019	2018	'19 vs.'18
Sales:
Oil & Gas Proppants	$776,248	$939,445	(17)%
Industrial & Specialty Products	359,170	280,473	28%
Total sales	$1,135,418	$1,219,918	(7)%
Tons:
Oil & Gas Proppants	11,692	10,537	11%
Industrial & Specialty Products	2,892	2,885	—%
Total Tons	14,584	13,422	9%
Average Selling Price per Ton:
Oil & Gas Proppants	$66.39	$89.16	(26)%
Industrial & Specialty Products	124.19	97.22	28%
Overall Average Selling Price per Ton	$77.85	$90.89	(14)%

Total sales decreased 7% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, driven by a 14% decrease in overall average selling price, partially offset by a 9% increase in total tons sold.
The decrease in total sales was driven by Oil & Gas Proppants sales, which decreased 17% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Oil & Gas Proppants average selling price decreased 26% and tons sold increased 11%. The decrease in average selling price was mainly driven by more tons sold from local in-basin plants which have lower logistics costs, increased in-basin proppant supply, and decreased sand pricing. The increase in tons sold was driven by year over year growth in demand for our frac sand and more tons produced and sold in-basin in West Texas.
The decrease in total sales was partially offset by Industrial & Specialty Products sales, which increased 28% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Industrial & Specialty Products average selling price increased 28%. The increase in average selling price was due to the acquisition of EPM, additional higher-margin product sales and price increases.
Cost of Sales (excluding depreciation, depletion, and amortization)
Cost of sales decreased by $0.8 million, or 0%, to $875.3 million for the nine months ended September 30, 2019 compared to $876.1 million for the nine months ended September 30, 2018. These changes result from the main components of cost of sales as discussed below. As a percentage of sales, cost of sales represented 77% for the nine months ended September 30, 2019 compared to 72% for the same period in 2018.
We incurred $396.7 million and $417.7 million of transportation and related costs for the nine months ended September 30, 2019 and 2018, respectively. The $21.0 million decrease was mainly due to a decline in demand for Northern White sand caused by some of our customers shifting to local in-basin frac sands with lower logistics costs, partially offset by costs related to additional SandBox operations and the acquisition of EPM. As a percentage of sales, transportation and related costs represented 35% for the nine months ended September 30, 2019 compared to 34% for the same period in 2018.
We incurred $156.7 million and $149.4 million of operating labor costs for the nine months ended September 30, 2019 and 2018, respectively. The $7.3 million increase in labor costs incurred was due to more tons sold and the acquisition of EPM, partially offset by lower SandBox driver costs and idled sand facilities. As a percentage of sales, operating labor costs represented 14% for the nine months ended September 30, 2019 compared to 12% for the same period in 2018.
We incurred $42.5 million and $38.3 million of electricity and drying fuel (principally natural gas) costs for the nine months ended September 30, 2019 and 2018, respectively. The $4.2 million increase in electricity and drying fuel costs incurred was due to more tons sold and the acquisition of EPM, partially offset by idled sand facilities. As a percentage of sales, electricity and drying fuel costs represented 4% for the nine months ended September 30, 2019 compared to 3% for the same period in 2018.
We incurred $74.0 million and $82.2 million of maintenance and repair costs for the nine months ended September 30, 2019 and 2018, respectively. The $8.2 million decrease in maintenance and repair costs incurred was mainly due to idled sand facilities and a decrease in plant capacity expansion expenses, partly offset by higher production volume, additional SandBox operations and the acquisition of EPM. As a percentage of sales, maintenance and repair costs represented 7% for both of the nine months ended September 30, 2019 and 2018.
Segment Contribution Margin
Industrial & Specialty Products contribution margin increased by $28.6 million to $139.1 million for the nine months ended September 30, 2019 compared to $110.5 million for the nine months ended September 30, 2018, driven by a $78.7 million increase in revenue, partially offset by $50.1 million in higher cost of sales. The increase in segment contribution margin was due to the acquisition of EPM, new higher-margin product sales and price increases.
Oil & Gas Proppants contribution margin decreased by $123.0 million to $180.6 million for the nine months ended September 30, 2019 compared to $303.6 million for the nine months ended September 30, 2018, driven by a $163.2 million decrease in sales, partially offset by a $40.2 million decrease in cost of sales. The decrease in segment contribution margin was mainly driven by decreased sand pricing.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $1.3 million, or 1%, to $113.5 million for the nine months ended September 30, 2019 compared to $114.8 million for the nine months ended September 30, 2018. The net decrease was primarily due to the following factors:

•	Compensation related expense increased by $7.1 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, mainly due to the acquisition of EPM.

•
Merger and acquisition related expense decreased by $10.8 million to $2.5 million for the nine months ended September 30, 2019 compared to $13.3 million for the nine months ended September 30, 2018. The decrease was mainly due to costs related to the acquisition of EPM during the nine months ended September 30, 2018 that did not recur during the nine months ended September 30, 2019.

•
During the nine months ended September 30, 2019, $6.3 million of costs were incurred related to closing the corporate office in Frederick, Maryland. These costs included severance and remaining contracted costs such as office lease costs, maintenance, and utilities.

•	Business optimization costs of $1.9 million incurred during the nine months ended September 30, 2018 did not recur during the nine months ended September 30, 2019.

•
A net loss of $0.7 million during the nine months ended September 30, 2018 did not recur during the nine months ended September 30, 2019. The loss related to the divestiture of assets, consisting of $5.2 million of contract termination costs and $1.3 million of divestiture related expenses such as legal fees and consulting fees, partially offset by a $5.8 million gain on sale of assets.

    In total, our selling, general and administrative expenses represented approximately 10% and 9% of our sales for the nine months ended September 30, 2019 and 2018, respectively.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense increased by $34.3 million, or 34%, to $136.6 million for the nine months ended September 30, 2019 compared to $102.3 million for the nine months ended September 30, 2018. The increase was mainly driven by our plant capacity expansions and our acquisition of EPM, as well as other continued capital spending. Depreciation, depletion and amortization expense represented approximately 12% and 8% of our sales for the nine months ended September 30, 2019 and 2018, respectively.
Asset Impairment
During the nine months ended September 30, 2019, we recorded a $0.1 million asset impairment charge related to rail cars that will not be utilized before the end of their leases. During the nine months ended September 30, 2018, we recorded a $16.2 million asset impairment related to the closure of our resin coating facility and associated product portfolio.
Operating Income
Operating income decreased by $100.7 million to $9.8 million for the nine months ended September 30, 2019 compared to operating income of $110.5 million for the nine months ended September 30, 2018. The decrease was driven by a 7% decrease in sales and a 34% increase in depreciation, depletion and amortization expense, partially offset by a 1% decrease in selling, general and administrative expenses and a $16.1 million decrease in asset impairment charges during the nine months ended September 30, 2019.
Interest Expense
Interest expense increased by $23.2 million, or 47%, to $72.5 million for the nine months ended September 30, 2019 compared to $49.3 million for the nine months ended September 30, 2018, mainly driven by the increase in our Credit Facility to finance the acquisition of EPM as well as a decrease in interest costs capitalized in property, plant and mine development.
Other Income, Net, Including Interest Income
Other income, net, increased by $16.3 million to $19.1 million for the nine months ended September 30, 2019 compared to $2.8 million for the nine months ended September 30, 2018, primarily driven by the change in valuation of the royalty note payable.

Provision for Income Taxes
For the nine months ended September 30, 2019, we had a tax benefit of $7.3 million. For the nine months ended September 30, 2018, we had tax expense of $8.8 million. The effective tax rate was 17% and 14% for the nine months ended September 30, 2019 and 2018, respectively. Without discrete items, which primarily consist of tax expense related to equity compensation, the effective tax rate for the nine months ended September 30, 2019 and 2018 would have been 29% and 11%, respectively.
During the nine months ended September 30, 2019 and 2018, we recorded tax expense related to equity compensation of $4.5 million and $0.7 million, respectively.
Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes.
Net (Loss) Income
Net (loss) income attributable to U.S. Silica Holdings, Inc., was a net loss of $36.2 million and net income of $55.3 million for the nine months ended September 30, 2019 and 2018, respectively. The year over year changes were due to the factors noted above.
Liquidity and Capital Resources
Overview
Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to return cash to our stockholders, and to pay for acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through cash on hand, borrowings under our credit facilities, or equity issuances. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of September 30, 2019, our working capital was $234.9 million and we had $93.5 million of availability under the Revolver. Based on our consolidated leverage ratio of 4.40 as of September 30, 2019, we may draw up to $30.0 million without the consent of our lenders. With the consent of our lenders, we have access to the full availability of the Revolver.
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
During the three months ended September 30, 2019, the Company repurchased outstanding debt under the Term Loan in the amount of $10 million at a rate of 95.5%.  Debt issuance costs and original issue discount were recalculated with the reduced future debt payments, and additional costs of approximately $0.4 million were expensed.  As a result, we recorded a gain on extinguishment of debt in the amount of $0.1 million.  For more information on the Credit Agreement see Note J - Debt to our Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.
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
Cash Flow Analysis
A summary of operating, investing and financing activities (in thousands) is shown in the following table:

	Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$116,381	$267,690
Investing activities	(99,852)	(944,852)
Financing activities	(31,738)	638,178
Net Cash Provided by / Used in Operating Activities
Operating activities consist primarily of net income adjusted for certain non-cash and working capital items. Adjustments to net income or loss for non-cash items include depreciation, depletion and amortization, deferred revenue, deferred income taxes, equity-based compensation and bad debt provision. In addition, operating cash flows include the effect of changes in operating assets and liabilities, principally accounts receivable, inventories, prepaid expenses and other current assets, income taxes payable and receivable, accounts payable and accrued expenses.
Net cash provided by operating activities was $116.4 million for the nine months ended September 30, 2019. This was mainly due to a $36.3 million net loss adjusted for non-cash items, including $136.6 million in depreciation, depletion and amortization, a $16.1 million gain on valuation change of royalty note payable, $8.5 million in deferred income taxes, $10.6 million in equity-based compensation, $32.4 million in deferred revenue, and $4.9 million in other miscellaneous non-cash items. Also contributing to the change was a $3.8 million decrease in accounts receivable, $4.0 million received related to vendor incentives, an $8.5 million decrease in prepaid expenses and other current assets, a $39.5 million increase in accounts payable and accrued liabilities, and $11.7 million in other operating assets and liabilities.
Net cash provided by operating activities was $267.7 million for the nine months ended September 30, 2018. This was mainly due to $55.3 million in net income adjusted for non-cash items, including $102.3 million in depreciation, depletion and amortization, $16.2 million asset impairment related to the closure of our resin coating facility and associated product portfolio, $7.7 million in deferred income taxes, $18.6 million in equity-based compensation, $16.6 million in deferred revenue, $5.4 million mainly related to the gain on sale of three transload facilities, and $9.7 million in other miscellaneous non-cash items. Also contributing to the change was an $8.2 million decrease in accounts receivable, a $2.7 million decrease in inventories, a $3.1 million increase in prepaid and other current assets, a $4.4 million decrease in income taxes, a $27.9 million increase in accounts payable and accrued liabilities, $54.6 million in short-term and long-term vendor incentives, and $6.1 million in other operating assets and liabilities.
Net Cash Provided by / Used in Investing Activities
Investing activities consist primarily of cash consideration paid to acquire businesses and capital expenditures for growth and maintenance.
Net cash used in investing activities was $99.9 million for the nine months ended September 30, 2019. This was mainly due to capital expenditures of $97.9 million, and capitalized intellectual property costs of $3.5 million. Capital expenditures for the nine months ended September 30, 2019 were mainly for engineering, procurement and construction of our growth projects, primarily Lamesa and equipment to expand our SandBox operations, and other maintenance and cost improvement capital projects.
Net cash used in investing activities was $944.9 million for the nine months ended September 30, 2018. This was mainly due to capital expenditures of $220.8 million and cash consideration of $743.3 million paid for the EPMH acquisition, partially offset by proceeds from the sale of three transload facilities of $26.3 million. Capital expenditures for the nine months ended September 30, 2018 were mainly for engineering, procurement and construction of our growth projects, primarily Crane and Lamesa, equipment to expand our SandBox operations, and other maintenance and cost improvement capital projects.

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
Net cash used in financing activities was $31.7 million for the nine months ended September 30, 2019. This was mainly due to $20.2 million of long-term debt payments, including approximately $9.6 million for outstanding debt repurchase, $13.9 million of dividends paid, and $2.9 million of tax payments related to shares withheld for vested restricted stock and stock units, partially offset by $5.2 million of capital contribution from a non-controlling interest.
Net cash provided by financing activities was $638.2 million for the nine months ended September 30, 2018. This was mainly due to $1.280 billion of proceeds from long-term debt borrowings and $37.3 million of fees paid to finance the EPMH acquisition, $497.7 million of long-term debt payments, $90.5 million of common stock repurchases, $15.1 million of dividends paid, $4.2 million of tax payments related to shares withheld for vested restricted stock and restricted stock units, and a $3.2 million capital contributions from a non-controlling interest.
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
Environmental Matters
We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. As of September 30, 2019, we had $20.6 million accrued for future reclamation costs, as compared to $18.4 million as of December 31, 2018.
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
Stockholders may also request a free copy of these documents from: U.S. Silica Holdings, Inc., attn.: Investor Relations, 24275 Katy Freeway, Suite 600, Katy, Texas 77494.

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
Interest Rate Risk
We are exposed to interest rate risk arising from adverse changes in interest rates. As of September 30, 2019, we had $1.251 billion of debt outstanding under the Credit Agreement. Assuming LIBOR is greater than the 1.0% minimum base rate on the Term Loan, a hypothetical increase in interest rates by 1.0% would have changed our interest expense by $12.5 million per year.
LIBOR is expected to be discontinued after 2021 and there can be no assurance as to what alternative base rate may replace LIBOR in the event it is discontinued, or whether such base rate will be more or less favorable to the Company. The Company intends to monitor the developments with respect to LIBOR and work with its lenders, including under the Credit Agreement, to ensure any transition away from LIBOR will have a minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.
We use interest rate derivatives in the normal course of our business to manage both our interest cost and the risks associated with changing interest rates. We do not use derivatives for trading or speculative purposes. As of September 30, 2019, the fair value of our interest rate swaps was a liability of $3.7 million and a liability of $1.7 million and were classified within accounts payable and accrued liabilities on our balance sheet. Our interest rate cap matured on June 30, 2019. For more information see Note M - Derivative Instruments to our Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our existing internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As of September 30, 2019 we have integrated EPM processes, information technology systems and other components of internal control over financial reporting into our internal control structure.

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
As a result of the above developments, the filing rate of new claims against us over the past few years has decreased to below pre-2001 levels, and we were named as a defendant in 20, zero and two new silicosis cases filed in 2018, 2017 and 2016, respectively. The main driver of the increase in cases filed in 2018 was 16 claims arising out of a single location in Mississippi. During the nine months ended September 30, 2019, one new claim was brought against U.S. Silica. As of September 30, 2019, there were 58 active silica-related product liability claims pending in which U.S. Silica is a defendant. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for both our predecessors that cover certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to certain insurance). As a result of a settlement with a former owner and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf.
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
As of September 30, 2019 there have been no material changes to the risk factors disclosed in Part I, Item 1A. Risk Factors of our 2018 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchase Program
The following table presents the total number of shares of our common stock that we repurchased during the third quarter of 2019, the average price paid per share, the number of shares that we repurchased as part of our share repurchase program, and the approximate dollar value of shares that still could have been repurchased at the end of the applicable fiscal period pursuant to our share repurchase program:

Period	Total Number of Shares Withheld or Forfeited		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
July 1, 2019 - July 31, 2019	2,883	(2)	$12.78	—	126,540,060
August 1, 2019 - August 31, 2019	856	(2)	$12.09	—	126,540,060
September 1, 2019 - September 30, 2019	8,324	(2)	$10.03	—	126,540,060
Total	12,063		$12.34	—

(1)	In May 2018, our Board of Directors authorized and announced the repurchase of up to $200 million of our common stock.
(2)	Shares withheld by U.S. Silica to pay taxes due upon the vesting of employee restricted stock and restricted stock units for the months ended July 31, August 31, and September 30, 2019, respectively.
We did not repurchase any shares of common stock under our share repurchase program during the three months ended September 30, 2019.
From September 30, 2019 to the date of the filing of this Quarterly Report on Form 10-Q, we have not repurchased any shares of our common stock except in connection with the vesting of employee restricted stock and restricted stock units.
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
10.1*
Consent and Amendment Agreement, dated as of August 23, 2019, among U.S. Silica Company and BNP Paribas, as administrative agent and the lenders named therein, amending that certain Third Amended and Restated Credit Agreement, dated as of May 1, 2018.

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
101.SCH Inline XBRL Taxonomy Extension Schema
101.CAL Inline XBRL Taxonomy Extension Calculation
101.LAB Inline XBRL Taxonomy Extension Labels
101.PRE Inline XBRL Taxonomy Extension Presentation
101.DEF Inline XBRL Taxonomy Extension Definition
104*	Cover Page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted Inline XBRL (and contained in Exhibit 101)

*	Filed herewith
We will furnish to any of our stockholders a copy of any of the above exhibits upon the written request of such stockholder.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of October, 2019.

U.S. Silica Holdings, Inc.

/s/ DONALD A. MERRIL
Name:	Donald A. Merril
Title:	Executive Vice President & Chief Financial Officer (Authorized Signatory)

S-1