Form 10-K
period 2019-12-31
U.S. SILICA HOLDINGS, INC.
filed 2020-02-25
CIK 1524741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
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
(281) 258-2170
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Act:

Title of each class:	Trading Symbol:	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	SLCA	New York Stock Exchange

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

The aggregate market value of the outstanding common stock held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $905,828,280 based on the closing price of $12.79 per share, as reported on the New York Stock Exchange, on such date.
As of February 21, 2020, 73,750,501 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the Proxy Statement for the 2020 Annual Meeting of Shareholders for U.S. Silica Holdings, Inc. (the “2020 Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated.

U.S. Silica Holdings, Inc.
FORM 10-K
For the Fiscal Year Ended December 31, 2019

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

All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect. These risks and uncertainties include, but are not limited to, those described in Part I, "Item 1A. Risk Factors" and elsewhere in this Annual Report and those described from time to time in our future reports filed with the Securities and Exchange Commission.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, it is impossible for us to anticipate all factors that could affect our actual results. As a result, forward-looking statements are not guarantees of future performance, and you should not place undue reliance on any forward-looking statements we make.

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
Our Company
Business Overview
We are a global performance materials company and a leading producer of commercial silica used in a wide range of industrial applications and in the oil and gas industry. In addition, through our acquisition of EP Minerals, LLC ("EPM") and its affiliated companies in 2018, we are an industry leader in the production of products derived from diatomaceous earth, perlite, engineered clays, and non-activated clays.
During our 120-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 400 diversified product types to customers across our end markets. As of December 31, 2019, we operate 25 production facilities across the United States. We control 527 million tons of reserves of commercial silica, which can be processed to make 202 million tons of finished products that meet American Petroleum Institute ("API") frac sand specifications, and 59 million tons of reserves of diatomaceous earth, perlite, and clays.

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
Corporate History
U.S. Silica Holdings, Inc. was incorporated under the laws of the State of Delaware on November 14, 2008. U.S. Silica Company, which has been a domestic producer of commercial silica for 120 years, became a wholly-owned subsidiary of the Company on November 25, 2008. On January 31, 2012, we completed our initial public offering of our common stock.
Our Strengths
We attribute our success to the following strengths:

•
Large-scale producer with a diverse and high-quality reserve base. Our 25 geographically dispersed operating production facilities control an estimated 527 million tons of reserves, including API size frac sand and large quantities of silica with distinct characteristics, and an estimated 59 million tons of reserves of diatomaceous earth, perlite, and clays. These reserves give us the ability to sell over 400 product types to customers in both our Oil & Gas Proppants segment and Industrial & Specialty Products segment. We believe our large-scale production, logistics capabilities and long reserve life make us a preferred supplier to our customers. Our consistent, reliable supply of reserves gives our customers the security to customize their production processes around our products. Furthermore, our relatively large scale and wide product portfolio provide us earnings diversification and the ability to reach broader market segments.

•
Geographically advantaged footprint with intrinsic transportation advantages. We believe the strategic location of our facilities and our logistics capabilities contribute to our customer retention rates and our ability to reach broader market segments. In our Oil & Gas Proppants segment, our network of frac sand production facilities with access to barge and Class I rail, either onsite or by truck, combined with the strategic locations of our transloads, enable us to serve every major U.S. shale basin. Additionally, SandBox Logistics ("SandBox") extends our delivery capability directly to our customers' wellhead locations. We believe we are one of the few frac sand producers capable of cost-effectively delivering API grade frac sand to most of the major U.S. shale basins by on-site rail.

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

•
Low-cost operating structure. We focus on building and operating facilities with low delivered costs to enable us to better manage market downturns. We believe the combination of the following factors contributes to our goal of having a low-cost structure and high margins:

•	our ownership of the vast majority of our reserves, resulting in mineral royalty expense that was less than 0.1% of our sales in 2019;

•	the optimal positioning of our mines and their respective processing plants, enabling cost-efficient and highly automated production processes;

•
our processing expertise, developed over the 120-year company history and shared amongst our facilities, which enables us to create over 400 product types with unique characteristics while minimizing waste;

•
our integrated logistics management expertise and geographically advantaged facility network, which enables us to reliably ship products by the most cost-effective method available, whether domestic or overseas; we transport products by truck, rail or barge to meet the needs of our customers, including at in-basin transload locations and directly at wellhead locations via our SandBox operations;

•	our large customer base across numerous end markets, which allows us to maximize our mining recovery rate and asset utilization; and

•	our large overall and plant-level operating scale.

•
Focus on safety and positive relationships with the communities in which we operate. We focus on the safety of our employees and maintain safe and responsible operations. We also believe we are known in the communities in which we operate as a preferred employer and a responsible corporate citizen, which generally serves us well in hiring new employees and securing difficult to obtain permits for expansions and new facilities.

•
Strong reputation with our customers. We believe we have built a strong reputation during our 120-year operating history. We have a long track record of timely delivery of our products according to customer specifications, which we believe contributes to a reputation for dependability. We also have an extensive network of technical resources, including materials science and petroleum engineering expertise, which enables us to collaborate with our customers to develop products to improve the performance of their existing applications.

•
Commitment to innovation. Our team is dedicated to continuing to develop patentable products through research and development. The acquisition of EPM has accelerated our team’s research and development efforts by providing additional expertise and testing equipment, such as experience with filtration products and with high temperature manufacturing processes.

•
Experienced management team. The members of our senior management team bring significant experience to the dynamic environment in which we operate. Their expertise covers a range of disciplines, including industry-specific operating and technical knowledge. We believe we have assembled a flexible, creative and responsive team that can quickly adapt to changing market conditions.

Our Business Strategy
The key drivers of our growth strategy include:

•
Increase our presence and product offering in specialty products end markets. On May 1, 2018, we completed the acquisition of EPM, a global producer of industrial minerals including diatomaceous earth, clay and perlite, which increased our industrial materials product offerings.

◦
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

◦
We are expanding our capabilities to improve our product offerings across our various platforms. For example, on December 31, 2018, we completed our acquisition of a manufacturing facility located in Millen, Georgia. This facility has a kiln, which allows for the production of specialty industrial products that require high temperature heat treatments.

•
Further develop value-added capabilities to maximize margins. We expect to continue investing in ways to increase the value we provide to our customers by expanding our product offerings, improving our supply chain management, upgrading our information technology, and enhancing our customer service model. We are exploring other applications of our patented SandBox technology that can provide incremental value to customers.

•
Optimize product mix and keep operating costs low. We continue to actively manage our product mix at each of our plants as we seek to maximize our profit margins. This requires us to use our proprietary expertise in balancing key variables, such as mine geology, processing capacity, transportation availability, customer requirements and pricing. Additionally, we execute continuous improvement efforts to increase the effectiveness and efficiency of our production facilities.

•
Effectively position our Oil & Gas Proppants facilities and utilize our logistics capabilities and supply chain network to meet our customers’ needs. Our mix of Northern White, regional, and local in-basin mines are positioned to provide a full range of frac sand products to our customers. We continue to strategically position our supply chain in order to deliver sand according to our customers’ needs, whether at a plant, a transload or the wellhead. As market conditions have changed, we simplified transload operations to focus on the most value-adding and strategic locations. We believe that our supply chain network and logistics capabilities are a competitive advantage that enables us to provide superior service for our customers.

◦
Our acquisition of SandBox extends our delivery capability directly to our customers' wellhead locations, which increases efficiency and provides a lower cost logistics solution for our customers. SandBox has operations in the major United States oil and gas producing regions, including the Permian Basin, Eagle Ford Shale, Mid-Con, Rocky Mountains and the Marcellus/Utica Shale, where its largest customers are located.

◦
We manage our transload network through partnerships rather than owned transloads because we believe this approach enables us to receive high quality service from our specialized transloading partners without the significant capital investment related to owning the assets. As of December 31, 2019, we have storage capacity at 40 transloads located near all of the major shale basins in the United States.

•
Evaluate expansion opportunities and other acquisitions. We expect to continue leveraging our reputation, processing capabilities and infrastructure to increase production, as well as explore other opportunities to expand our reserve base and sell new products.

◦
We have completed several Greenfield projects that became operational in 2018. We expect our Crane County, Texas, facility to eventually produce approximately 4 million tons of annual frac sand capacity. We expect our Lamesa, Texas, facility to eventually produce approximately 6 million tons of annual frac sand capacity.

◦
We continue to pursue acquisitions of value-adding products in our Industrial & Specialty Products segment and assets that are complementary to our current offering for our Oil & Gas Proppants segment. We prioritize acquisitions that provide opportunities to realize synergies, including entering new geographic markets, acquiring attractive customer contracts and improving operations. See the descriptions of other recent and notable acquisitions under “Business Overview-Acquisitions” above. See the risk factors disclosed in Item 1A of Part I of this Annual Report on Form 10-K for a description of certain risks related to our acquisition activities.

•
Maintain financial strength and flexibility. We intend to maintain financial strength and flexibility to enable us to better manage through industry downturns and pursue acquisitions and new growth opportunities as they arise. In connection with the EPM acquisition, on May 1, 2018, we entered into a Third Amended and Restated Credit Agreement (the "Credit Agreement") with BNP Paribas, as administrative agent, and the lenders named therein. The Credit Agreement increased our then existing senior debt by establishing a new $1.380 billion senior secured credit facility, consisting of a $1.280 billion term loan (the “Term Loan”) and a $100 million revolving credit facility (the “Revolver”) (collectively the "Credit Facility") that may also be used for swingline loans or letters of credit, and we may elect to increase the term loan in accordance with the terms of the Credit Agreement. For more information on the Credit Agreement see Note K - Debt to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. As of December 31, 2019, we had $185.7 million of cash on hand and $93.5 million of availability under the Revolver with the consent of our lenders.

Our Products and Services
In order to serve a broad range of end markets, we produce and sell a variety of commercial silica, diatomaceous earth, clay and perlite products. We also offer services including transportation, equipment rental and contract labor.
Whole Grain Silica Products—We sell whole grain commercial silica products in a range of shapes, sizes and purity levels. We sell whole grain silica that has a round shape and high crush strength to be used as frac sand in connection with oil and natural gas recovery. We also sell whole grain silica products in a range of size distributions, grain shapes and chemical purity levels to our customers involved in the manufacturing of glass products, including a low-iron whole grain product sold to manufacturers of architectural and solar glass applications. In addition, we sell several grades of whole grain round silica to the foundry industry and provide whole grain commercial silica to the building products industry. Sales of whole grain commercial silica products accounted for approximately 56%, 64%, and 72% of our total sales for 2019, 2018, and 2017, respectively.
Ground Silica Products—Our ground commercial silica products are inherently inert, white and bright, with high purity. We market our ground silica in sizes ranging from 40 to 250 microns for use in plastics, rubber, polishes, cleansers, paints, glazes, textile fiberglass and precision castings. We also produce and market fine ground silica in sizes ranging from 5 to 40 microns for use in premium paints, specialty coatings, sealants, silicone rubber and epoxies. Our milling technology allows us to offer some of the smallest particle size ground silica products in the United States. Sales of ground silica products accounted for approximately 6%, 6%, and 6% of our total sales for 2019, 2018, and 2017, respectively.
Performance Material Products—We sell engineered performance materials made from diatomaceous earth (DE), clay and perlite. DE is used in filtration for foods and beverages, pharmaceuticals and swimming pools. DE is also used as a functional additive for paint and coatings, plastics and rubber, and agriculture. Perlite (hydrated volcanic glass) is used mainly for filtration. Calcium bentonite clay from Mississippi is used for bleaching, catalysis and adsorption in edible oil processing, aromatics purification, and industrial and chemical applications. Sales of our performance material products accounted for approximately 14% and 8% of our total sales for 2019 and 2018, respectively. We had no sales of performance materials in 2017.
Industrial Mineral Products—We also produce and sell certain other industrial mineral products, such as aplite, magnesium silicate and aggregates made with DE and clay. Aplite is a mineral used to produce container glass and insulation fiberglass and is a source of alumina that has a low melting point and a low tendency to form defects in glass. Magnesium silicate is a highly selective adsorbent made from a mixture of silica and magnesium, used extensively in preparative and analytical chromatography. DE and clay aggregates are mainly used as an absorbent for automotive, industrial and sports turf applications. Sales of our other industrial mineral products accounted for approximately 3%, 3%, and 3% of our total sales for 2019, 2018, and 2017, respectively.
Services—We offer services through the provision of transportation, equipment rental and contract labor services, primarily through SandBox, to companies in the oil and gas industry. Sales of our services accounted for approximately 21%, 19%, and 19% of our total sales for 2019, 2018, and 2017, respectively.
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
Freshwater diatomaceous earth (DE) deposits were formed from the compression of diatoms (single-celled algae skeletons) that are a unique species with superior characteristics for filtration and for use as functional additives.  The DE is usually layered with volcanic ash and tephra and overlaid with basalt.  We use conventional open-pit bench extraction methods that begin after clearing the overlaying soil, organic matter, basalt and volcanic tuff.  DE may require a crushing stage before processing to remove moisture through a multi-stage drying process.
Clay deposits may contain volcanic ash, calcareous concretions, sand, or silt that are removed during mining and processing. We use conventional open-pit bench extraction methods that begin after clearing the overlaying soil, organic matter, sand and silt.
We believe we have broad and high-quality mineral reserves due to our strategically located mines and facilities. At December 31, 2019, we estimate that we had approximately 586 million tons of proven and probable mineral reserves. The quantity and nature of the mineral reserves at each of our properties are estimated by our mining engineers. Our mining engineers update our reserve estimates annually, making necessary adjustments for reserve usage at each location during the year and additions or reductions due to property acquisitions and dispositions, quality adjustments and mine plan updates. Before acquiring new reserves, we perform surveying, drill cuttings and drill core analysis and other tests to confirm the quantity and quality of the to-be acquired reserves. In some instances, we acquire the mineral rights to reserves without actually taking ownership of the properties.
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
Distribution
We ship our commercial silica products direct to our customers by truck, rail or barge and through our network of in-basin transloads. Recent trends in the oil and gas market and the expansion of our logistics footprint have resulted in more of our product volumes being transported by high-efficiency unit trains over the past two years. During 2019, we shipped 333-unit trains to both our transload sites and our customers. SandBox extends our delivery capability directly to our customers' wellhead locations, which increases efficiency and provides a lower cost logistics solution for certain of our customers. SandBox has operations in the major United States oil and gas producing regions, including the Permian Basin, Eagle Ford Shale, Mid-Con, Rocky Mountains and the Marcellus/Utica Shale, where its largest customers are located.
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
We continually look to optimize our network to position product close to the point of end use. This approach is designed to allows us to provide strong customer service and positions us to take advantage of opportunistic spot market sales. As of December 31, 2019, we have 40 transload facilities strategically located in or near all major shale basins in the United States. For more information related to our transload facilities, see Item 2. Properties.
Both our customers and us lease a significant number of railcars for shipping purposes, as well as to facilitate the short-term storage of our products, particularly our frac sand products. As of December 31, 2019, we leased a fleet of 6,979 railcars, of which 2,271 railcars were in storage.
In addition to bulk shipments, commercial silica products can be packaged and shipped in 50- to 100-pound bags or bulk super sacks. Bag shipments are usually made to smaller customers with batch operations, warehouse distributor locations or for ocean container shipments made overseas. The products that are shipped in bags are often higher value products, such as ground and fine.
Diatomaceous earth, clay, and perlite facilities are located near major highways and export corridors to optimize the cost of operations and shipment. Products can be shipped via bulk truck, rail or packaged. Products can also be packaged and shipped in jugs, 25- to 50-pound bags or bulk super sacks. Packaged shipments can be made via common carriers for the North/South American markets and intermodal carriers to ports for shipment overseas. We utilize experienced in-house international logistics operations using a broad base of steamship partners to enable efficient and cost-effective exports to approximately 100 countries.
Primary End Markets
The special properties of commercial silica such as chemistry, purity, grain size, color, inertness, hardness and resistance to high temperatures make it critical to a variety of industries. Commercial silica is a key input in the well completion process, specifically, in the hydraulic fracturing techniques used in unconventional oil and natural gas wells. In the Industrial and Specialty Products end markets, stringent quality requirements must be met when commercial silica is used as an ingredient to produce thousands of everyday products, including glass, building and foundry products and metal castings, as well as certain specialty applications such high-performance glass, specialty coatings, polymer additives and geothermal energy systems. Due to the unique properties of commercial silica, we believe it is an economically irreplaceable raw material in a wide range of industrial applications.
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
Our major end markets include:
Oil and Gas Proppants
Commercial silica is used as a proppant for oil and natural gas recovery in conventional and unconventional resource plays. Unconventional oil and natural gas production requires hydraulic fracturing and other well stimulation techniques to recover oil or natural gas that is trapped in the source rock and typically involves horizontal drilling. Frac sand is pumped down oil and natural gas wells at high pressures to prop open rock fissures in order to increase the flow rate of hydrocarbons from the wells. Proppants are also used in the "refracturing" process where older wells are restimulated using newer technologies and additional frac sand as a viable and lower-cost alternative to drilling new wells. Oil and gas horizontal rig count in North America increased during 2017 and 2018, which led to more well completion activity, but the rig count then decreased during 2019.
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
Building Products
Commercial silica is used in the manufacturing of building products for commercial and residential construction. Whole grain commercial silica products are used in flooring compounds, mortars and grouts, specialty cements, stucco and roofing shingles. Ground commercial silica products are used by building products manufacturers in the manufacturing of certain fiberglass products and as functional extenders and to add durability and weathering properties to cementious compounds. In addition, geothermal wells, an alternative energy source, require specialized ground silica products in their well casings for effectiveness. The market for commercial silica used to manufacture building products is driven primarily by the demand in the construction markets. The historical trend for this market has been one of growth, especially in demand for cementious compounds for new construction, renovation and repair. We have seen an increase in permits and housing starts since 2012, and those gains continued in 2019. To the extent the housing market growth continues in the coming years, we expect that demand in this end market will increase.
Foundry
Commercial silica products are used in the production of molds for metal castings and in metal casting products. In addition, commercial whole grain silica is sold to coaters of foundry silica, or coated internally, who then sell their product to foundries for cores and shell casting processes. The demand for foundry silica primarily depends on the rate of automobile and light truck production, construction and production of heavy equipment such as railcars. Over the past decade, there has been some movement of foundry supply chains to Mexico and other offshore production areas. We have experienced increases in foundry demand since 2011. During 2019, several of the foundry markets continued to see growth. To the extent production levels continue to strengthen in the coming years, we expect that demand in this end market will increase.
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
Absorbents
Diatomaceous earth and montmorillonite clay are used for absorbent products used for small floor spills, large scale industrial accidents, hazardous waste spills, pet litter and in the automotive industry.
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
Sportsfield
We offer high-performance super calcined clay solutions for sportsfields, such as a patent-pending premier infield conditioner, a drying agent and mound clay.
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

Our Customers
We sell our products to a variety of end markets. Our customers in the oil and gas proppants end market include major oilfield services companies and exploration and production companies that are engaged in hydraulic fracturing. Sales to the oil and gas proppants end market comprised approximately 69%, 75%, and 82% of our total sales in 2019, 2018 and 2017, respectively.
During most of our 120-year history, our primary markets have been core industrial end markets with customers engaged in the production of building and construction products, fillers and extenders, glass, foundry products, chemicals, and sports and recreation products. Our diverse customer base drives high recovery rates across our production. We also benefit from strong and long-standing relationships with our customers in each of the industrial and specialty products end markets we serve. Through our acquisition of EPM, we also serve a variety of industrial mineral markets including pool filtration, paints and plastics, absorbents and food and beverage. Sales to our Industrial and Specialty Products end markets comprised approximately 31%, 25%, and 18% of our total sales in 2019, 2018 and 2017, respectively.
Sales to one customer in the Oil & Gas Proppant end market accounted for 11% of our total sales in 2019. Sales to one of our customers in the Oil & Gas Proppant end market accounted for 15% of our total sales in 2018. Sales to two of our customers in the Oil & Gas Proppant end market accounted for 15% and 12% of our total sales in 2017. No other customers accounted for 10% or more of our total sales in 2019, 2018 and 2017.
Competition
Both of our reportable segments operate in highly competitive markets that are characterized by a small number of large, national producers and a larger number of small, regional or local producers. According to a February 2020 publication by the United States Geological Survey, in 2019, there were 191 producers of commercial silica with a combined 308 active operations in 35 states within the United States. Competition for both of our reportable segments is based on price, consistency and quality of product, site location, distribution capability, customer service, reliability of supply, breadth of product offering and technical support. Because transportation costs can be a significant portion of the total cost to customers of commercial silica, the commercial silica market is typically local, and competition from beyond the local area is limited. Notable exceptions to this are the frac sand and fillers and extenders markets, where certain product characteristics are not available in all deposits and not all plants have the requisite processing capabilities, necessitating that some products be shipped for extended distances. For more information regarding competition, see Item 1A. Risk Factors.
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
Intellectual Property
Other than operating licenses for our mining and processing facilities, there are no third-party patents, licenses or franchises material to our business. Our intellectual property primarily consists of trade secrets, know-how and trademarks, including our name US SILICA® and products with trademarked names such as MIN-U-SIL®, Mystic White II®, Q-ROK®, SIL-CO-SIL®, White Armor®, EP Minerals®, Transcend®, and SANDBOX® among others. We own patents and have patent applications pending related to SandBox, our "last mile" logistics solution. Most of the issued patents have expiration dates ranging from 2028-2031. With respect to our other products, we principally rely on trade secrets, rather than patents, to protect our proprietary processes, methods, documentation and other technologies, as well as certain other business information. Although we do seek patents from time to time, for example for our ultra-high reflectance cool roofing granules, patent protection for other industrial and specialty products requires a costly federal registration process with an uncertain outcome that would place our confidential information in the public domain. As a result, we typically utilize trade secrets to protect the formulations and processes we use to manufacture our products and to safeguard our proprietary formulations and methods. We strive to protect our trade secrets indefinitely through the use of confidentiality agreements and other security measures, understanding that these efforts may prove to be ineffective. See Item 1A. Risk Factors for more information.
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
Commercial Team
Our commercial team consists of approximately 250 individuals responsible for all aspects of our sales process, including pricing, marketing, transportation and logistics, product development and general customer service. This necessitates a highly organized staff and extensive coordination between departments. For example, product development requires the collaboration of our market development team, sales team, our production facilities and our corporate laboratories. Our sales team interacts directly with our customers in determining their needs, our production facilities fulfill the orders and our corporate laboratories are responsible for ensuring that our products meet those needs.
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
Many other product analyses are performed locally at our 25 production facilities to support new product development, plant operations and customer quality requirements.
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
In addition, our Reno, Nevada research and development laboratory is fully equipped with state-of-the-art research instruments. R&D and technical experts provide the following capabilities for customers:

◦	Expert geologists and engineers for desirable ore-body and processing evaluations;

◦	Material analysis and formulation assistance by Ph.D. chemists; and

◦	An array of testing capabilities.

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

 Employees
As of December 31, 2019, we employed a workforce of approximately 2,177 employees, the majority of whom are hourly wage plant workers living in the areas surrounding our mining facilities. Approximately 38% of our hourly employees are represented by labor unions that include the Teamsters Union; United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union; Laborers International Union of North America; Glass, Molders, Pottery, Plastics and Allied Workers International Union; Cement, Lime, Gypsum and Allied Workers’ Division of International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers; and International Union of Operating Engineers A.F.L. - C.I.O. We believe that we maintain good relations with our workers and their respective unions and have not experienced any material strikes or work stoppages since 1987.
Regulation and Legislation
Mining and Workplace Safety
Federal Regulation
The U.S. Mine Safety and Health Administration (“MSHA”) is the primary regulatory organization governing the commercial silica industry. Accordingly, MSHA regulates quarries, surface mines, underground mines and the industrial mineral processing facilities associated with quarries and mines. The mission of MSHA is to administer the provisions of the Federal Mine Safety and Health Act of 1977 (the "Mine Act") and to enforce compliance with mandatory safety and health standards. MSHA works closely with the Industrial Minerals Association, a trade association in which we have a significant leadership role, in pursuing this mission. As part of MSHA’s oversight, representatives perform at least two unannounced inspections annually for each above-ground facility. For additional information regarding mining and workplace safety, including MSHA safety and health violations and assessments in 2019, see Item 4. Mine Safety Disclosures.
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

Environmental Matters
We and the commercial silica industry in general are subject to extensive governmental regulations on, among other things, matters such as permitting and licensing requirements, plant and wildlife protection, hazardous materials, air and water emissions and environmental contamination and reclamation. A variety of state, local and federal agencies enforce these regulations.
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
Availability of Reports; Website Access; Other Information
Our Internet address is http://www.ussilica.com. Through “Investors” — “Financial Information” on our home page, we make available free of charge our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our proxy statements, our current reports on Form 8-K, SEC Forms 3, 4 and 5 and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our reports filed with the SEC are also available on its website at http://www.sec.gov.
Stockholders may also request a free copy of these documents from: U.S. Silica Holdings, Inc., attn.: Investor Relations, 24275 Katy Freeway, Suite 600, Katy, Texas 77494.
Information about our Executive Officers

Bryan A. Shinn, age 58, has served as our Chief Executive Officer and a member of the Board since January 2012. He also served as our President from March 2011 to January 2020. Prior to assuming this position, Mr. Shinn was our Senior Vice President of Sales and Marketing from October 2009 to February 2011. Before joining us, Mr. Shinn was employed by the E. I. du Pont de Nemours and Company from 1983 to September 2009, where he held a variety of key leadership roles in operations, sales, marketing and business management, including Global Business Director and Global Sales Director. Mr. Shinn earned a B.S. in Mechanical Engineering from the University of Delaware.

Donald A. Merril, age 55, has served as an Executive Vice President since July 2016 and as our Chief Financial Officer since January 2013. He had previously served as our Vice President of Finance from October 2012 until his appointment as Chief Financial Officer. Previously, Mr. Merril had served as Senior Vice President and Chief Financial Officer of Myers Industries Inc. from January 2006 through August 2012. Prior to serving at Myers Industries, Mr. Merril held the role of Vice President and Chief Financial Officer, Rubbermaid Home Products Division at Newell Rubbermaid Inc. from 2003 through 2005. Mr. Merril has a B.S. in Accounting from Miami University.

Bradford B. Casper, age 45, has served as our President since January 2020. He was previously an Executive Vice President from July 2016 to January 2020 and our Chief Commercial Officer from May 2015 to January 2020. He served as our Vice President of Strategic Planning from May 2011 until his promotion to Chief Commercial Officer in May 2015. Before joining us, Mr. Casper was at Bain & Company, Inc., where he held various positions from 2002 to May 2011 in the United States, Australia and Hong Kong, most recently serving as a Principal from July 2010 to May 2011. Mr. Casper earned a B.S. in Accounting from the University of Illinois at Urbana-Champaign and an M.B.A. from the Wharton School at the University of Pennsylvania.

Michael L. Winkler, age 55, has served as an Executive Vice President since July 2016 and as our Chief Operating Officer since December 2013. He served as a Vice President from June 2011 until July 2016 and as our Vice President of Operations from June 2011 until December 2013. Before joining us, Mr. Winkler was Vice President of Operations for Campbell Soup Company from August 2007 to June 2011 and held various positions with Mars Inc. from 1996 to August 2007, including Plant Manager-Columbus Plant and Director of Industrial Engineering. Mr. Winkler earned a B.S. in Industrial Engineering from the University of Wisconsin-Platteville and an M.B.A. from the University of North Texas.

John P. Blanchard, age 46, has served as our Senior Vice President and President, Industrial & Specialty Products since July 2016, having served as Vice President and General Manager, Industrial & Specialty Products from September 2011 until July 2016. Mr. Blanchard possesses over 20 years’ experience in a variety of industries, including nonwovens, composites, building materials and pharmaceuticals. Prior to joining us, Mr. Blanchard held various positions of increasing responsibility with Johns Manville from 2005 to September 2011, including Global Business Director from December 2010 to September 2011 and Global Business Manager from February 2008 to December 2010. Mr. Blanchard earned a B.S. in Chemical Engineering from Michigan Technological University and an M.B.A. from the University of Michigan.

Daniel R. Miers, age 39, has served as our Senior Vice President and President, SandBox Logistics since June 2018. Previously, Mr. Miers was the Chief Operating Officer of Gulfstream Services International from October 2016 to June 2018. From 2009 to 2016 Mr. Miers worked at Key Energy Services in various roles including Vice President, Gulf Coast and Rocky Mountains and Vice President of Fluid Management. Mr. Miers began his career as a Petroleum Landman working for

Suncoast Land Services in 2002. Mr. Miers has a B.S. in Petroleum Land and Resource Management from the University of Louisiana at Lafayette.

Zach Carusona, age 33, has served as our Senior Vice President and President, Specialty Minerals since December 2018. He served as a Vice President for Business Development of SandBox Logistics from August 2016 until December 2018, as the Director, Strategic Planning from June 2015 to August 2016, and in various roles in our strategy group from 2011 through 2015. Mr. Carusona earned an MBA from the Kellogg School of Management at Northwestern University, and a B.S. in Mechanical Engineering from the University of Illinois, Urbana-Champaign.

J. Derek Ussery, age 35, was appointed as our Senior Vice President and President, Oil and Gas in November 2019. Prior to his appointment, Mr. Ussery was the Chief Operating Officer of SandBox Logistics from January 2019 to November 2019. He previously served as Vice President, North America ESG at Tetra Technologies, from May 2018 to December 2018. From April 2013 to May 2018, he served in roles of increasing responsibility with Key Energy Services, culminating in his position as Vice President for the Eastern Region. Mr. Ussery earned a B.B.A. from Texas A&M University.

D. Lynnette Crowder, age 40, was appointed U.S. Silica’s Senior Vice President, and Chief Human Resources Officer in November 2019. Ms. Crowder previously served in roles of increasing responsibility with WestRock Company, from July 2015 until October 2019, and with MeadWestVaco Corporation from March 2010 until the company became part of WestRock Company in July 2015. Most recently she served as the Division Leader of Human Resources for Westrock Company. Ms. Crowder earned a B.S. in Mechanical Engineering from Virginia Tech and an M.B.A. from the University of Virginia.

Stacy Russell, age 49, was appointed U.S. Silica’s Senior Vice President, General Counsel and Secretary in January 2020. Prior to her appointment, Ms. Russell was the General Counsel for our Oil and Gas Segment. She was previously Of Counsel at Boyar Millar from July 2018 to May 2019. From October 2010 to January 2018, she served as the Managing Counsel for the Litigation and HSE law groups at Halliburton Company. Ms. Russell earned B.A. in Government from the University of Texas and her J.D. from the University of Houston.

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
Risks Related to Market, Competition, & Sales

Our frac sand mining and logistics operations depend on the level of activity in the oil and natural gas industries, which experience substantial volatility.

Our operations that produce and transport frac sand are materially dependent on the levels of activity in natural gas and oil exploration, development and production. More specifically, the demand for the frac sand we produce is closely related to the number of natural gas and oil wells completed in geological formations where sand-based proppants are used in fracture treatments. These activity levels are affected by both short- and long-term trends in natural gas and oil prices. In recent years, natural gas and oil prices and, therefore, the level of exploration, development and production activity, have experienced significant volatility.

When oil and natural gas prices decrease, as they did throughout 2015 and into 2016, as well as during the second half of each of 2018 and 2019, exploration and production companies may reduce their exploration, development, production and well completion activities. During such periods, demand for our products and services which supply oil and natural gas wells, including our transportation and logistics solutions, may decline, leading to a decline in the market price of frac sand due to an oversupply of frac sand. When demand for frac sand increases, there may not be a corresponding increase in the prices for our products or our customers may not increase use of our products, which could have a material adverse effect on our business, financial condition, and results of operations.

Worldwide economic, political and military events, including war, terrorist activity, events in the Middle East and initiatives by the Organization of the Petroleum Exporting Countries (“OPEC”), have contributed, and are likely to continue to contribute, to oil and natural gas price volatility. Additionally, warmer than normal winters in North America and other weather patterns may adversely impact the short-term demand for natural gas and, therefore, demand for our products. Reduction in demand for natural gas to generate electricity could also adversely impact the demand for frac sand. In addition, any future decrease in the rate at which oil and natural gas reserves are discovered or developed, whether due to increased governmental regulation, limitations on exploration and drilling activity, technological innovations that result in new processes for oil and gas production that do not require proppants, or other factors, could adversely affect the demand for our products, even in a stronger natural gas and oil price environment. The continued or future occurrence of any of these risks could have a material adverse effect on our business, financial condition, and results of operations.

Our industrial materials operations are subject to the cyclical nature of our customers’ businesses.

The majority of our industrial products customers are engaged in industries that have historically been cyclical, such as glassmaking, building products, foundry products, and paint. During periods of economic slowdown in one or more of the industries or geographic regions we serve or in the worldwide economy, our customers often reduce their production and capital expenditures by deferring or canceling pending projects, even if such customers are not experiencing financial difficulties. These developments can have an adverse effect on sales of our products and our results of operations.

Demand in many of the end markets for our industrial products is driven by cyclical industries, such as construction and automotive. For example, the flat glass market depends on the automotive and commercial and residential construction and remodeling markets; the market for commercial silica used to manufacture building products is driven primarily by demand in the construction markets; the market for foundry silica depends on the rate of automobile, light truck and heavy equipment production as well as construction; and the market for diatomaceous earth, perlite, clay and cellulose is driven by agricultural, food and beverage, chemical industries, filtration, catalyst and absorbent applications. When demand from one of these cyclical industries decreases, demand for the products we sell to customers in that industry may also decrease. When demand from one of these cyclical industries increases, however, there may not be a corresponding increase in the prices for our products or our customers may not increase the use of our products due to factors such as the use of recycled glass in glass production; substitution of our products for other materials; changes in residential and commercial construction demands, driven in part by fluctuating interest rates and demographic shifts; prices, availability and other factors relating to our products; competitors both locally and internationally; and other factors.

Continued weakness in the industries we serve has had, and may in the future have, an adverse effect on sales and our results of operations. A continued or renewed economic downturn in one or more of the industries or geographic regions that we serve, or in the worldwide economy, could cause actual results of operations to differ materially from historical and expected results.

Our sales, profitability and operations could be materially affected by weather conditions, seasonality and other factors.

Our sales and profitability from period to period are affected by a variety of factors, including weather conditions and seasonal periods. As a result, our results of operations may fluctuate on a quarterly basis and relative to corresponding periods in prior years. For example, we sell more of our products in the second and third quarters in the building products and recreation end markets due to the seasonal rise in construction driven by more favorable weather conditions. Conversely, we sell fewer of our products in the first and fourth quarters in these end markets due to reduced construction and recreational activity largely as a result of adverse weather conditions. These fluctuations in our operating results may render period-to-period comparisons less meaningful, and investors in our securities should not rely on the results of any one period as an indicator of performance in any other period.

In addition, severe seasonal or weather conditions may impact our operations by causing weather-related damage to our facilities and equipment or preventing us from delivering equipment, personnel or products to job sites, any of which could force us to delay or curtail services and potentially breach our contractual obligations or result in a loss of productivity, an increase in operating costs or other losses that may not be covered by applicable insurance policies. Severe weather conditions may also interfere with our customers’ operations, which could reduce our customers’ demand for our products. If any of these risks were to occur, it could have a material adverse effect on our business, financial condition, and results of operations.

Moreover, changing weather patterns, due to climate-warming trends and other effects of climate change or other causes, may lead to the increased frequency, severity or unpredictability of extreme weather events, which could intensify these risks.

A significant portion of our sales is generated at five of our plants. Any adverse developments at any of those plants or in the end markets those plants serve could have a material adverse effect on our business, financial condition, and results of operations.
A significant portion of our sales are generated at our plants located in Ottawa, Illinois; Lamesa, Texas; Sparta, Wisconsin; Crane County, Texas; and Mill Creek, Oklahoma. These plants represented a combined 31% of our total sales in 2019. Any adverse development at these plants or in the end markets these plants serve, including adverse developments due to catastrophic events or weather, decreased demand for commercial silica products, or a decrease in the availability of transportation services or adverse developments affecting our customers, could have a material adverse effect on our business, financial condition, and results of operations.

We may be adversely affected by decreased demand for frac sand or the development of effective alternative proppants or new processes to replace hydraulic fracturing.

Frac sand is a proppant used in the completion and re-completion of natural gas and oil wells through hydraulic fracturing. Frac sand is the most commonly used proppant and is less expensive than ceramic proppant, which is also used in hydraulic fracturing to stimulate and maintain oil and natural gas production. A significant shift in demand from frac sand to other proppants, such as ceramic proppants, the development and use of other effective alternative proppants, or the development of new processes to replace hydraulic fracturing altogether, could cause a decline in demand for the frac sand we produce and could have a material adverse effect on our business, financial condition, and results of operations.

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

Because the markets for our products are typically local, we also compete with smaller, regional or local producers in addition to the other national producers. There typically is an increasing number of small producers servicing the frac sand market when there is increased demand for hydraulic fracturing services. If demand for hydraulic fracturing services decreases and the supply of frac sand available in the market increases, prices in the frac sand market could continue to materially decrease as less-efficient producers exit the market, selling frac sand at below market prices. Furthermore, our competitors may choose to consolidate, which could provide them with greater financial and other resources than us and negatively impact demand for our frac sand products. In addition, oil and natural gas exploration and production companies and other providers of hydraulic fracturing services may acquire their own frac sand reserves, expand their existing frac sand production capacity or otherwise fulfill their own proppant requirements, and existing or new frac sand producers could add to or expand their frac sand production capacity, which would negatively impact demand for our frac sand products.

With regards to our international sales and operations, our performance is also subject to currency exchange fluctuations. In addition, our ability to sell and deliver our products to, and collect payment from, our international customers depends on fund transfer and trade restrictions and import/export duties, which are subject to increased uncertainty and volatility as a result of the trade policies of the current Administration regarding existing and proposed trade agreements, the ability to import and export goods, and fluctuating policies on tariffs on a number of goods that could impact our operations. These factors and uncertainties may cause our international customers to seek out producers who are not located in the United States to fulfill their commercial silica requirements or may otherwise make it more difficult for us to compete with international producers.

We may not be able to compete successfully against any of our competitors, and competition could have a material adverse effect on our business, financial condition, and results of operations.

If our customers delay or fail to pay a significant amount of our outstanding receivables, it could have a material adverse effect on our business, liquidity financial condition, and results of operations.

We bill our customers for our products in arrears and are, therefore, subject to credit risks if our customers delay or fail to pay our invoices. In weak economic environments, we may experience increased delays or failures due to, among other reasons, a reduction in our customers’ cash flow from operations and ability to access the credit markets. In addition, some of our customers may experience financial difficulties, including insolvency or bankruptcy proceedings, in which case we may not be able to collect sums owed to us by these customers and we may be required to refund pre-petition amounts paid to us during a specified period prior to the bankruptcy filing. Furthermore, we may experience longer collection cycles with our international customers due to foreign fund transfer restrictions, and we may have difficulty enforcing agreements and collecting accounts receivable from our international customers through a foreign country’s legal system. If our customers delay or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our business, liquidity financial condition, and results of operations.

A large portion of our sales is generated by our top ten customers, and the loss of or a significant reduction in purchases by our largest customers could adversely affect our results of operations.
Our ten largest customers accounted for approximately 43%, 48% and 58% of total sales during the years ended December 31, 2019, 2018 and 2017, respectively. As a result of market conditions, competition or other factors, these customers may not continue to purchase the same levels of our products in the future, if at all. Substantial reductions in purchase volumes across these customers could have a material adverse effect on our business, financial condition, and results of operations.

Operational Risks

Our operations are subject to risks and dangers inherent to mining, some of which are beyond our control, and some of which may not be covered by insurance.

Our mining, processing and production facilities are subject to risks normally encountered in the commercial silica and earth minerals industries, many of which are not in our control. In addition to the other risks described in these risk factors, these risks include:

•	unanticipated ground, grade or water conditions;

•	unusual or unexpected geological formations or pressures;

•	pit wall failures, underground roof falls or surface rock falls;

•	environmental hazards;

•	physical plant security breaches;

•	inability to acquire or maintain necessary permits or mining or water rights;

•	failure to maintain dust controls and meet restrictions on respirable crystalline silica dust;

•	restrictions on blasting operations;

•	failures in quality control systems or training programs;

•	technical difficulties or key equipment failures;

•	inability to obtain necessary mining or production equipment or replacement parts;

•	fires, explosions or industrial accidents or other accidents; and

•	facility shutdowns in response to environmental regulatory actions.

Any of these risks could result in damage to, or destruction of, our mining properties or production facilities, personal injury, environmental damage, delays in mining or processing, losses or possible legal liability. Any prolonged downtime or shutdowns at our mining properties or production facilities could have a material adverse effect on our business, financial condition, and results of operations.

Not all of these risks are reasonably insurable, and our insurance coverage contains limits, deductibles, exclusions and endorsements. Our insurance coverage may not be sufficient to meet our needs in the event of loss and any such loss may have a material adverse effect on our business, financial condition, and results of operations.

Diminished access to water may adversely affect our operations.

The mining and processing activities in which we engage at a number of our facilities require significant amounts of water, and some of our facilities are located in areas that are water-constrained. We may not be able obtain water rights sufficient to service our current activities or to service any properties we may develop or acquire in the future. Moreover, the amount of water we are entitled to use pursuant to our water rights must be determined by the appropriate regulatory authorities, and these authorities may amend the regulations affecting our water rights, increase the cost of maintaining our water rights or reduce or eliminate our existing water rights, in which case we may be unable to retain these rights. Furthermore, our existing water rights could be disputed. Any such changes in laws, regulations or government policy and related interpretations pertaining to water rights or any successful claim that we lack appropriate water rights may alter our operating costs or the environment in which we do business, which may negatively affect our financial condition and results of operations.

Increasing costs, a lack of dependability or availability of transportation services, transload network access or infrastructure or an oversupply of transportation services could have a material adverse effect on our business, financial condition, and results of operations.

Because of the relatively low cost of producing commercial silica, transportation and related costs, including freight charges, fuel surcharges, transloading fees, switching fees, railcar lease costs, demurrage costs and storage fees, tend to be a significant component of the total delivered cost of sales. The high relative cost of transportation related expense tends to favor manufacturers located in close proximity to the customer. As a result, if we expand our commercial silica production to new geographic markets, we could need increased transportation services and transload network access and would be subject to higher overall costs for these services. We contract with truck, rail and barge services to move commercial silica from our production facilities to transload sites and our customers, and increased costs under these contracts could adversely affect our results of operations. In addition, we bear the risk of non-delivery under our contracts. Labor disputes, derailments, adverse weather conditions or other environmental events, shortages in the railcar leasing market or changes to rail freight systems could interrupt or limit available transportation services. A significant increase in transportation service rates, a reduction in the dependability or availability of transportation or transload services, or relocation of our customers’ businesses to areas farther from our plants or transloads could impair our ability to deliver our products economically to our customers and to expand to new markets. Further, reduced demand for commercial silica sometimes results in railcar over-capacity, requiring us to pay railcar storage fees while, at the same time, continuing to make lease payments for those railcars in storage, which can have a material adverse effect on our business, financial condition, and results of operations.

Our operations consume large amounts of natural gas, electricity and diesel fuel. An increase in the price or a significant interruption in the supply of these or any other energy sources could have a material adverse effect on our business, financial condition, and results of operations.
Energy costs, primarily natural gas and electricity, represented approximately 4%, 3% and 3% of our total sales in 2019, 2018 and 2017, respectively. Natural gas is the primary fuel source used for drying in the commercial silica production process. In addition, our operations are dependent on earthmoving equipment, railcars and tractor trailers, and diesel fuel costs are a significant component of the operating expense of these vehicles. To the extent that we perform these services with equipment that we own, we are responsible for buying and supplying the diesel fuel needed to operate these vehicles, which currently represents less than 1% of total cost of sales. To the extent that these services are provided by independent contractors, we may be subject to fuel surcharges that attempt to recoup increased diesel fuel expenses. Our profitability is impacted by the price and availability of these energy sources. The price and supply of diesel fuel and natural gas are unpredictable and can fluctuate significantly based on international political and economic circumstances, as well as other events outside our control, such as changes in supply and demand due to weather conditions, actions by OPEC and other oil and natural gas producers, regional production patterns and environmental concerns. In addition, potential climate change regulations or carbon or emissions taxes could result in higher production costs for energy, which may be passed on to us in whole or in part or could reduce supply. In the past, the price of natural gas has been extremely volatile, and we believe this volatility may continue. In order to manage this risk, we may hedge natural gas prices through the use of derivative financial instruments, such as forwards, swaps and futures. However, these measures carry different risks (including nonperformance by counterparties) and do not in any event entirely eliminate the risk of decreased margins as a result of energy price increases. A significant increase in the price of energy that is not recovered through an increase in the price of our products or covered through our hedging arrangements or an interruption in the supply of the energy sources we use could have a material adverse effect on our business, financial condition, and results of operations.

Certain of our contracts contain provisions requiring us to deliver products that meet certain specifications. Noncompliance with these contractual obligations may result in penalties or termination of the agreements.
In certain instances, we commit to deliver products under penalty of nonperformance. These obligations can require that we deliver products or services that meet certain specifications that a customer may designate. Our inability to meet these contract requirements may permit the counterparty to terminate the agreements, return products that fail to meet a customer’s quality specifications, or require us to pay a fee equal to the difference between the amount contracted for and the amount delivered. Further, we may not be able to sell some of our products developed for one customer to a different customer because the products may be customized to meet specific customer quality specifications, and even if we are able to sell these products to another customer, our margin on these products may be reduced. Moreover, any inability to deliver products or services that meet customer requirements could harm our relationships with these customers and our reputation generally. In such events, our business, financial condition and results of operations may be materially adversely affected.

Inaccuracies in our estimates of mineral reserves and resource deposits, or deficiencies in our title to those deposits, could result in our inability to mine the deposits or require us to pay higher than expected costs.

We base our mineral reserve and resource estimates on engineering, economic and geological data assembled and analyzed by our mining engineers, which are reviewed periodically by outside firms. However, commercial silica reserve estimates are necessarily imprecise and depend to some extent on statistical inferences drawn from available drilling data, which may prove unreliable. There are numerous uncertainties inherent in estimating quantities and qualities of commercial silica reserves and non-reserve commercial silica deposits and costs to mine recoverable reserves, many of which are beyond our control and any of which could cause actual results to differ materially from our expectations. These uncertainties include:

•	geological and mining conditions and/or effects from prior mining that may not be fully identified by available data or that may differ from experience;

•	assumptions regarding the effectiveness of our mining, quality control and training programs;

•	assumptions concerning future prices of commercial silica products, operating costs, mining technology improvements, development costs and reclamation costs; and

•	assumptions concerning future effects of regulation, including the issuance of required permits and taxes by governmental agencies.

    In addition, title to, and the area of, mineral properties and water rights may also be disputed. Mineral properties sometimes contain claims or transfer histories that examiners cannot verify. A successful claim that we do not have title to one or more of our properties or lack appropriate water rights could cause us to lose any rights to explore, develop and extract any minerals on that property, without compensation for our prior expenditures relating to such property. Any inaccuracy in our estimates related to our mineral reserves and non-reserve mineral deposits, or our title to such deposits, could result in our inability to mine the deposits or require us to pay higher than expected costs.

Our business and operations could suffer in the event of cybersecurity breaches, information technology system failures, or network disruptions.

We rely on our information technology systems to process transactions, summarize our operating results and manage our business. Our information technology systems are subject to damage or interruption from power outages; computer and telecommunications failures; computer viruses; cyberattack or other security breaches; catastrophic events, such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism; and usage errors by our employees. If our information technology systems are damaged or cease to function properly, we may need to make a significant investment to fix or replace them, and we may suffer loss of critical data and interruptions or delays in our operations.

We have been the target of cyberattacks, and while to date none of these incidents has had a material impact on us, we expect to continue to be targeted in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the current global economic and political environment, the outsourcing of some of our business operations, the ongoing shortage of qualified cybersecurity professionals, and the interconnectivity and interdependence of third parties to our systems.

The systems we employ to detect and prevent cyberattacks may be insufficient to protect us from an incident or to allow us to minimize the magnitude and effects of such incident for a significant period of time. The occurrence of a cyberattack, breach, unauthorized access, misuse, computer virus or other cybersecurity event could jeopardize our systems or result in the unauthorized disclosure, gathering, monitoring, misuse, corruption, loss or destruction of confidential and other information that belongs to us, our customers, our counterparties, third-party service providers or borrowers that is processed and stored in, and transmitted through, our computer systems and networks. Any such event could result in significant losses, loss of customers and business opportunities, reputational damage, litigation, regulatory fines, penalties or intervention, reimbursement or other compensatory costs, or otherwise adversely affect our business, financial condition or results of operations.

Mine closures entail substantial costs, and if we close one or more of our mines sooner than anticipated, our results of operations may be adversely affected.

We base our assumptions regarding the life of our mines on detailed studies that we perform from time to time, but our studies and assumptions do not always prove to be accurate. If we close any of our mines sooner than expected, sales will decline unless we are able to increase production at any of our other mines, which may not be possible. The closure of an open pit mine may also involve significant fixed closure costs, including accelerated employment legacy costs, severance-related obligations, reclamation and other environmental costs and the costs of terminating long-term obligations, including energy contracts and equipment leases. We accrue for the costs of reclaiming open pits, stockpiles, tailings ponds, roads and other mining support areas over the estimated mining life of our properties. If we were to reduce the estimated life of any of our mines, the fixed mine closure costs could be applied to a shorter period of production, which would increase production costs per ton produced and could materially and adversely affect our results of operations and financial condition.

Applicable statutes and regulations require that mining property be reclaimed following a mine closure in accordance with specified standards and an approved reclamation plan. The plan addresses matters such as removal of facilities and equipment, re-grading, prevention of erosion and other forms of water pollution, re-vegetation and post-mining land use. Complying with these plans has had, and will continue to have, a significant effect on our business. Some environmental laws impose substantial penalties for noncompliance with a reclamation plan, and others, such as the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), impose strict, retroactive and joint and several liability for the remediation of releases of hazardous substances. We may be required to post a surety bond or other form of financial assurance equal to the anticipated cost of reclamation as set forth in the approved reclamation plan. The inability to acquire, maintain or renew such financial assurances could subject us to fines or the revocation of our operating permits. The establishment of the final mine closure reclamation liability is based on permit requirements and requires various estimates and assumptions, principally associated with reclamation costs and production levels. If our accruals for expected reclamation and other costs associated with mine closures for which we will be responsible were later determined to be insufficient, our business, results of operations and financial condition would be adversely affected.
Legal & Compliance Risks

We are subject to numerous environmental regulations that impose significant costs and liabilities, which could increase under potential future regulations or more stringent enforcement of existing regulations.

We are subject to a variety of federal, state and local environmental laws and regulations affecting the mining and mineral processing industry, including, among others, those relating to environmental permitting and licensing, plant and wildlife protection, wetlands protection, air and water emissions, greenhouse gas emissions, water pollution, waste management, remediation of soil and groundwater contamination, land use, reclamation and restoration of properties, hazardous materials and natural resources. These laws and regulations have had, and will continue to have, a significant effect on our business. Some environmental laws impose substantial penalties for noncompliance, and others, such as CERCLA, impose strict, retroactive and joint and several liability for the remediation of releases of hazardous substances.

The denial of a permit essential to our operations or the imposition of conditions with which it is not practicable or feasible to comply could have a material adverse effect on our business. Significant opposition to a permit by neighboring property owners, members of the public or other third parties or delay in the environmental review and permitting process also could impair or delay our operations.

Moreover, environmental requirements, and the interpretation and enforcement of these requirements, change frequently and have tended to become more stringent over time. Future environmental laws and regulations could restrict our ability to expand our facilities or extract our mineral deposits or could require us to acquire costly equipment or to incur other significant expenses in connection with our business. The costs associated with complying with such requirements, could have a material adverse effect on our business, financial condition, and results of operations.

For example, greenhouse gas emission regulation is becoming more rigorous, and concerns about climate change could cause this trend to continue or intensify. We expect to be required to report annual greenhouse gas emissions from our operations to the Environmental Protection Agency (“EPA”), and additional greenhouse gas emission -related requirements are in various stages of developmentat the international, federal, state, regional and local levels. The U.S. Congress has considered, and may adopt in the future, various legislative proposals to address climate change, including a nationwide limit on greenhouse gas emissions. Any regulation of greenhouse gas emissions, including, for example, through a cap-and-trade system, technology mandate, emissions tax, reporting requirement, new permit requirement or other program, could curtail our operations, significantly increase our operating costs, impair demand for our products or otherwise adversely affect our business, financial condition, reputation, and performance.

Additionally, various state, local and foreign governments have implemented, or are considering, increased regulatory oversight of hydraulic fracturing through additional permitting requirements, operational restrictions, disclosure requirements and temporary or permanent bans on hydraulic fracturing. A significant portion of our business supplies frac sand to hydraulic fracturing operators in the oil and natural gas industry. Although we do not directly engage in hydraulic fracturing activities, our customers purchase our frac sand for use in their hydraulic fracturing operations. There is significant federal oversight of these operations by the EPA, Bureau of Land Management (“BLM”), and Department of Energy (“DOE”). A number of local municipalities across the United States have also instituted measures resulting in temporary or permanent bans on or otherwise limiting or delaying hydraulic fracturing in their jurisdictions. Additionally, a number of states have enacted legislation or issued regulations that impose various disclosure requirements on hydraulic fracturing operators. Such moratoriums, bans, disclosure obligations, and other regulatory actions could make it more difficult to conduct hydraulic fracturing operations and increase our customers’ cost of doing business, which could negatively impact demand for our frac sand products. In addition, heightened political, regulatory and public scrutiny of hydraulic fracturing practices could potentially expose us or our customers to increased legal and regulatory proceedings, and any such proceedings could be time-consuming, costly or result in substantial legal liability or significant reputational harm. Any such developments could have a material adverse effect on our business, financial condition and results of operations, whether directly or indirectly.

If we or our customers are not able to obtain and maintain necessary permits, our business and performance could suffer.

We hold numerous governmental, environmental, mining and other permits and approvals authorizing operations at each of our facilities. Our future success depends on, among other things, our ability, and the ability of our customers, to obtain and maintain the necessary permits and licenses required to conduct operations. In order to obtain permits and renewals of permits in the future, we may be required to prepare and present data to governmental authorities pertaining to the impact that any proposed exploration or production activities may have on the environment. Compliance with these regulatory requirements is expensive and significantly lengthens the time needed to conduct operations. Additionally, obtaining or renewing required permits is sometimes delayed, conditioned or prevented due to community opposition, opposition from other parties, the location of existing or proposed third-party operations, or other factors beyond our control. The denial of a new or renewed permit essential to our operations, delays in obtaining such a permit or the imposition of conditions in order to acquire the permit could impair our ability to continue operations at the affected facilities, delay those operations, or involve significant unplanned costs, any of which could adversely affect our business, performance and financial condition.

We are subject to regulations that impose stringent health and safety standards on numerous aspects of our operations.

Multiple aspects of our operations are subject to health and safety standards, including our mining operations, our trucking operations, and employee exposure to crystalline silica.

Our mining operations are subject to the Mine Safety and Health Act of 1977 (“Mine Act”), as amended by the Mine Improvement and New Emergency Response Act of 2006, which imposes stringent health and safety standards on numerous aspects of mineral extraction and processing operations, including the training of personnel, operating procedures, operating equipment and other matters. Our operating locations are regularly inspected by the Mine Safety & Health Administration (“MSHA”) for compliance with the Mine Act.

The Department of Transportation (“DOT”) and various state agencies exercise broad powers over our trucking services, generally governing matters including authorization to engage in motor carrier service, equipment operation, safety, and financial reporting. In addition, our operations must comply with the Fair Labor Standard Act, which governs such matters as wages and overtime, and which is administered by the Department of Labor (“DOL”). We may be audited periodically by the DOT or the DOL to ensure that we are in compliance with these safety, hours-of-service, wage and other rules and regulations.

We are also subject to laws and regulations relating to human exposure to crystalline silica. Several federal and state regulatory authorities, including MSHA and OSHA, may continue to propose changes to their regulations regarding workplace exposure to crystalline silica, such as permissible exposure limits, required controls and personal protective equipment.

Our failure to comply with existing or new health and safety standards, or changes in such standards or the interpretation or enforcement thereof, could require us or our customers to modify operations or equipment, shut down some or all operating locations, impose significant restrictions on our ability to conduct operations or otherwise have a material adverse effect on our business, financial condition, and results of operations.

Silica-related health issues and litigation could have a material adverse effect on our business, reputation and results of operations.

The inhalation of respirable crystalline silica is associated with the lung disease silicosis. There is evidence of an association between crystalline silica exposure or silicosis and lung cancer and possible association with other diseases, including immune system disorders such as scleroderma. These health risks have been, and may continue to be, a significant issue confronting the commercial silica industry. Concerns over silicosis and other potential adverse health effects, as well as concerns regarding potential liability from the use of silica, may have the effect of discouraging our customers’ use of our silica products. The actual or perceived health risks of mining, processing and handling silica could materially and adversely affect silica producers, including us, through reduced use of silica products, the threat of product liability or employee lawsuits, increased scrutiny by federal, state and local regulatory authorities of us and our customers or reduced financing sources available to the commercial silica industry.

Since at least 1975, we and/or our predecessors have been named as a defendant, usually among many defendants, in numerous product liability lawsuits brought by or on behalf of current or former employees of our customers alleging damages caused by silica exposure. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media, involve various other defendants and have been filed in the States of Texas, Louisiana and Mississippi, although some cases have been brought in many other jurisdictions over the years. For further information about material pending proceedings, see Item 3. Legal Proceedings. The silica-related litigation brought against us to date and associated litigation costs, settlements and verdicts have not resulted in a material liability to us to date, and we presently maintain insurance policies where available. However, we continue to have silica exposure claims filed against us, including claims that allege silica exposure for periods or in areas not covered by insurance, and the costs, outcome and impact to us of any pending or future claims is not certain. Any such pending or future claims or inadequacies of our insurance coverage could have a material adverse effect on our business, reputation, financial condition, and results of operations.

Due to the international nature of parts of our business, we are subject to both U.S. and foreign regulations that could negatively impact our business.

In addition to U.S. laws and regulations, we are also subject to regulation in non-U.S. jurisdictions in which we conduct business, including with respect to environmental, employee and other matters. The requirements for compliance with these laws and regulations may be unclear or indeterminate and may involve significant costs, including additional capital expenditures or increased operating expenses, or require changes in business practice, in each case that could result in reduced profitability for our business. Our need to comply with these foreign laws and regulations may provide an advantage to competitors who are not subject to comparable restrictions or may restrict our ability to take advantage of growth opportunities. In addition, because the laws and regulations in different jurisdictions can vary substantially, we may be required to undertake different steps or otherwise experience increased costs or other challenges in order to comply with the laws and regulations in each of the multiple jurisdictions in which we operate.

In addition, the United States regulates our international operations through various statutes, including the U.S. Foreign Corrupt Practices Act (“FCPA”). The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit U.S. -based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We operate in parts of the world that experience government corruption to some degree, and, in certain circumstances, compliance with anti-corruption laws may conflict with local customs and practices. Although we maintain policies, procedures and controls and deliver training designed to ensure compliance with anti-corruption laws, such efforts may not be sufficient to protect us from liability under these laws.

If we are found to be liable for regulatory violations related to our international operations, we could suffer from criminal or civil penalties or other sanctions, any of which could have a material adverse effect on our business, financial condition, and results of operations.
Strategic & General Business Risks

We must effectively manage our production capacity so that we can appropriately react to fluctuations in demand for our products.

To meet rapidly changing demand in the markets we serve, we must effectively manage our resources and production capacity. During periods of decreasing demand we must be able to appropriately align our cost structure with prevailing market conditions and effectively manage our mining operations. Our ability to rapidly and effectively reduce our cost structure in response to such downturns is limited by the fixed nature of many of our expenses in the near term and by our need to continue to invest in maintaining reserves and production capabilities. Conversely, when upturns occur in the markets we serve, we may have difficulty rapidly and effectively increasing our production capacity or incur substantial costs related to restarting idled facilities or executing other expansion plans. A failure to timely and appropriately adapt our resources, costs and production capacity to changes in our business environment could have a material adverse effect on our business, financial condition, and results of operations.

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
•the use of a significant portion of our available cash or borrowing capacity to finance acquisitions and the subsequent decrease in our liquidity, or the use of equity securities to fund an acquisition and the resulting dilution to our existing stockholders;
•a significant increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions;
•the assumption of unknown liabilities, losses or costs for which we are not indemnified or for which our indemnity is inadequate;
•the diversion of management’s attention from other business concerns;
•an inability to hire, train or retain qualified personnel to manage and operate any growth in our business and assets;
•the incurrence of other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges;
•unforeseen difficulties encountered in operating in new geographic areas or other new markets;
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

We may need to recognize impairment charges related to goodwill, identifiable intangible assets, and fixed assets, in which case our net earnings and net worth could be materially adversely affected.

Under the acquisition method of accounting, net assets acquired are recorded at fair value as of the acquisition date, with any excess purchase price allocated to goodwill. Our acquisitions have resulted in significant balances of goodwill and identifiable intangible assets. There is significant judgment required in the analysis of a potential impairment of goodwill, identified intangible assets and fixed assets. If, as a result of a general economic slowdown, deterioration in one or more of the markets in which we operate, impairment in our financial performance and/or future outlook or decline in our market capitalization due to other factors, the estimated fair value of our long-lived assets or goodwill decreases, we may determine that one or more of our long-lived assets or our goodwill is impaired. Any such impairment charge would be determined based on the estimated fair value of the assets and could have a material adverse effect on our financial condition, and results of operations.

Failure to protect our intellectual property rights may undermine our competitive position, and protecting our rights or defending against third-party allegations of infringement may be costly.

Our commercial success depends on our proprietary information and technologies, know-how and other intellectual property. Because of the technical nature of our business, we rely primarily on patents, trade secrets, trademarks and contractual restrictions to protect our intellectual property rights. The measures we take to protect our patents, trade secrets and other intellectual property rights may be insufficient. In addition, certain non-U.S. jurisdictions where we operate offer limited intellectual property protections relative to the United States. Failure to protect, monitor and control the use of our existing intellectual property rights could cause us to lose our competitive advantage and incur significant expenses. It is possible that our competitors or others could independently develop the same or similar technologies or otherwise obtain access to our unpatented technologies. In such case, our patents and trade secrets would not prevent third parties from competing with us. Furthermore, third parties or employees may infringe or misappropriate our proprietary technologies or other intellectual property rights. Policing unauthorized use of intellectual property rights can be difficult and expensive, and adequate remedies may not be available.

In addition, third parties may claim that our products infringe or otherwise violate their patents or other proprietary rights and seek corresponding damages or injunctive relief. Defending ourselves against such claims, with or without merit, could be time-consuming and result in costly litigation. An adverse outcome in any such litigation could subject us to significant liability to third parties (potentially including treble damages) or temporary or permanent injunctions prohibiting the manufacture or sale of our products, the use of our technologies or the conduct of our business. Any adverse outcome could also require us to seek licenses from third parties (which may not be available on acceptable terms, or at all) or to make substantial one-time or ongoing royalty payments. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our products until resolution of such litigation. In addition, we may not have insurance coverage in connection with such litigation and may have to bear all costs arising from any such litigation to the extent we are unable to recover them from other parties. Any of these outcomes could have a material adverse effect on our business, financial condition, and results of operations.
Capital Resources & Stock Ownership Risks

We will need substantial additional capital to maintain, develop and increase our asset base, and the inability to obtain needed capital or financing, on satisfactory terms, or at all, whether due to restrictions in our Credit Agreement or otherwise, could have an adverse effect on our growth and profitability.

Our business plan requires a significant amount of capital expenditures to maintain and grow our production levels over the long term. Although we currently use a significant amount of our cash reserves and cash generated from our operations to fund the maintenance and development of our existing mineral reserves and our acquisitions of new mineral reserves, we may need to depend on external sources of capital to fund future capital expenditures if commercial silica prices were to decline for an extended period of time, if the costs of our acquisition and development operations were to increase substantially or if other events were to occur that reduce our sales or increase our costs. Our ability to obtain bank financing or to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering, adverse market conditions or other contingencies and uncertainties that are beyond our control. Our failure to obtain the funds necessary to maintain, develop and increase our asset base could adversely impact our growth and profitability.

In addition, our existing Credit Agreement contains, and any future financing agreements we may enter into could also contain, operating and financial restrictions and covenants that may limit our ability to finance future operations or capital needs or to engage in, expand or pursue our business activities.

Our ability to comply with these restrictions and covenants is uncertain and will be affected by the levels of cash flow from our operations and events and circumstances beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in our Credit Agreement, a significant portion of our indebtedness may become immediately due and payable and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our Credit Agreement are secured by substantially all of our assets, and if we are unable to repay our indebtedness or satisfy our other obligations under our Credit Agreement, the lenders could seek to foreclose on our assets.

Even if we are able to obtain financing or access the capital markets, incurring additional debt may significantly increase the risks associated with our existing indebtedness, as discussed elsewhere in these risk factors. In addition, the issuance of additional common stock in an equity offering may result in significant stockholder dilution. Further, we may incur substantial costs in pursuing any capital-raising transactions, including investment banking, legal and accounting fees, which may not be adequately offset by the proceeds from the transaction.
Our substantial indebtedness and pension obligations could adversely affect our financial flexibility and our competitive position.

We have, and we expect to maintain in the near term, a significant amount of indebtedness. On May 1, 2018, we entered into the Credit Agreement, which consists of a $1.280 billion Term Loan and a $100 million Revolver that may also be used for swingline loans or letters of credit.
As of December 31, 2019, we had $1.248 billion of outstanding indebtedness under the Term Loan and we were using$6.5 million for outstanding letters of credit, leaving $93.5 million of borrowing availability under the Revolver with the consent of our lenders.
In addition to our indebtedness, we also have, and will continue to have, significant pension obligations. The substantial level of these obligations increases the risk that we may be unable to generate cash sufficient to pay amounts owed under these obligations when due. In such a case, we may be forced to reduce or delay business activities, acquisitions, investments and/or capital expenditures; sell assets; restructure or refinance our indebtedness; or seek additional equity capital or bankruptcy protection, and we may not be able to affect any of these remedies when necessary, on satisfactory terms or at all. Our level of indebtedness and pension obligations could also have important consequences to you and significant effects on our business, including:

•	increasing our vulnerability to adverse changes in general economic, industry and competitive conditions;

•
requiring us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness and pension obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes, including dividend payments;

•	restricting us from exploiting business opportunities;

•	making it more difficult to satisfy our financial obligations, including payments on our indebtedness;

•	disadvantaging us when compared to our competitors that have less debt and pension obligations; and

•	increasing our borrowing costs or otherwise limiting our ability to borrow additional funds for the execution of our business strategy.

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
Many of our employees participate in our defined benefit pension plans. In 2019, we made contribution payments totaling $4.8 million toward reducing the unfunded liability of our defined benefit pension plans. Declines in interest rates or the market values of the securities held by the plans or other adverse changes could materially increase the underfunded status of our plans and affect the level and timing of required cash contributions. To the extent we continue to use cash to reduce these unfunded liabilities, the amount of cash available for our working capital needs would be reduced. In addition, under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Pension Benefit Guaranty Corporation (“PBGC”) has the authority to institute proceedings to terminate a pension plan in certain circumstances. In the event our tax-qualified pension plans are terminated by the PBGC, we could be liable to the PBGC for the underfunded amount, which could trigger default provisions in our Credit Agreement.

We also have a post-retirement health and life insurance plan for many of our employees and former employees. The post-retirement benefit plan is unfunded, and retiree health benefits are generally paid as covered expenses are incurred. We derive post-retirement benefit expense from an actuarial calculation based on the provisions of the plan and a number of assumptions provided by us. Although we previously maintained a trust to partially fund health care benefits for future retirees, the trust terminated in 2017 upon depletion of its assets in accordance with trust terms. As a result, our satisfaction of our obligations under our post-retirement benefit plan increases our expenses and reduces our cash available for other uses.

See Note R - Pension and Post-Retirement Benefits in our Consolidated Financial Statements included in Part II, Item 8. of this Annual Report on Form 10-K for more information about these plans.

Our stock price and trading volume has been and could continue to be volatile, and you may not be able to resell shares of your common stock when desired, at or above the price you paid, or at all.

The stock market has experienced and continues to experience extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the underlying businesses. In 2019, our stock closed at a high of $18.36 per share and a low of $4.46 per share. Broad market fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. In addition to the other risks described in this section, the market price of our common stock may fluctuate significantly in response to a number of factors, many of which we cannot control, including inaccurate or unfavorable research or ratings published by industry analysts about our business, or a cessation of coverage of us by industry analysts; quarterly variations in our operating results compared to market expectations; announcements by others in or affecting our industry or our customers; actions by competitors; our acquisition of, investment in or disposition of other businesses; and other global or regional economic, political, legal and regulatory factors that may not be directly related to our performance.

Volatility in the market price or trading volume of our common stock may make it difficult or impossible for you to sell your common stock at or above the price at which you purchased the stock. As a result, you may suffer a loss on your investment. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in substantial costs, reduce our profits, divert our management’s attention and resources and harm our business.

Holders of our common stock may not receive dividends on our common stock.

Holders of our common stock are entitled to receive only such dividends as our board of directors may declare out of funds legally available for such payments. Applicable Delaware law provides that we may pay dividends only out of a surplus, as determined under Delaware law, or, if there is no surplus, out of net profits for the fiscal year in which the dividend was declared and for the preceding fiscal year if certain specified conditions are met. Any determination to pay dividends and other distributions in cash, stock or property by us in the future will be at the discretion of our board of directors and will be dependent on then-existing conditions, including business conditions, our financial condition, results of operations, liquidity, capital requirements, the ability of our subsidiaries to pay us dividends or make other distributions to us, contractual restrictions (including restrictive covenants contained in the Credit Agreement or other debt agreements) and any other factors our board of directors deems relevant. We are not required to declare future cash dividends on our common stock, and our board of directors may determine not to do so at any time.

Anti-takeover provisions in our charter documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.

Our certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors. These provisions:

•
authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of our common stock;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that our board of directors is expressly authorized to make, alter or repeal our bylaws;

•	establish advance notice requirements for nominations of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

•
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
Labor & Employment Risks

Our business may suffer if we are unable to attract and retain members of our workforce.

We depend to a large extent on the services of our senior management team and other key personnel. These employees have extensive experience and expertise in evaluating and analyzing industrial mineral properties, maximizing production from such properties, marketing industrial mineral production and developing and executing financing and hedging strategies.

Competition for management and key personnel is intense, and the pool of qualified candidates is limited. The loss of any of these individuals or the failure to attract additional personnel as needed could have a material adverse effect on our operations and could lead to higher labor costs or the use of less-qualified personnel. In addition, if any of our executives or other key employees were to join a competitor or form a competing company, we could lose customers, suppliers, know-how and other personnel.

Our operations also rely on skilled laborers using modern techniques and equipment to mine efficiently. We may be unable to train or attract the necessary number of skilled laborers to maintain our operating costs.

With respect to our trucking services, the industry periodically experiences a shortage of qualified drivers, particularly during periods of economic expansion, in which alternative employment opportunities are more plentiful and freight demand increases, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment or for students who seek financial aid for driving school. Our independent contractors are responsible for paying for their own equipment, fuel, and other operating costs, and significant increases in these costs could cause them to seek higher compensation from us or seek other opportunities within or outside the trucking industry. The trucking industry suffers from a high driver turnover rate, which requires us to continually recruit a substantial number of drivers to operate our equipment and could negatively affect our operations and expenses if we are unable to do so.

Our success will be dependent on our ability to continue to attract, employ and retain highly skilled personnel at all levels of our operations.

Our profitability could be negatively affected if we fail to maintain satisfactory labor relations.

As of December 31, 2019, various labor unions represented approximately 38% of our hourly employees. If we are unable to renegotiate acceptable collective bargaining agreements with these labor unions in the future, we could experience, among other things, strikes, work stoppages or other slowdowns by our workers and increased operating costs as a result of higher wages, health care costs or benefits paid to our employees. An inability to maintain good relations with our workforce could cause a material adverse effect on our business, financial condition, and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our corporate headquarters is located in Katy, Texas. In addition, we maintain corporate support centers and sales offices in Reno, Nevada, Chicago, Illinois and Houston, Texas.
As of December 31, 2019, we operate 25 production facilities located primarily in the eastern half of the United States, with operations in Alabama, Georgia, Illinois, Louisiana, Michigan, Missouri (2), New Jersey, Oklahoma, Mississippi, Nebraska, Nevada (3), Oregon, Pennsylvania, South Carolina, Tennessee (2), Texas (3), Virginia, West Virginia, and Wisconsin. We also operate several transload sites via service contracts with our transload operating partners.
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

Our Production Facilities
The following is a detailed description of our 25 production facilities.
Crane County, Texas
Our Crane County facility is a fully automated, state-of-the-art facility that features a 4 million ton per year plant with a wet plant, intermediate stockpile, dry plant, screening plant, and loadout. The facility uses natural gas and electricity to produce whole grain silica through surface mining methods. The reserves at Crane County contain windblown dune sand lying above ancient dunes of clayey sand, all Quaternary in age. The facility is located approximately 25 miles southwest of Odessa, Texas in Crane County and is located 5 miles south of U.S. Interstate 20 on a main Farm-to-Market Road. The facility's location in West Texas allows it to ship local in-basin sand by truck.
We purchased 3200 acres of ranch land in May 2017, on which the Crane County facility was built and became operational during the first quarter of 2018. The facility primarily produces a range of API/ISO certified frac sand grades. The total net book value of the Crane County facility's real property and fixed assets as of December 31, 2019 was $217.6 million.
Lamesa, Texas
Our Lamesa facility is a fully-automated, state-of-the-art facility that currently features a 6 million ton per year plant with a wet plant, intermediate stockpile, dry plant, screening plant, and loadout. The facility uses natural gas and electricity to produce whole grain silica through surface mining methods. The reserves at Lamesa contain windblown dune sand lying above ancient dunes of clayey sand, all Quaternary in age. The facility is located in Dawson County, approximately 55 miles north of Midland, Texas and 60 miles south of Lubbock, Texas. The site is located 13 miles north and west of Lamesa, Texas using state, farm-to-market and private roads. U.S. Route 87 runs through Lamesa and directly leads north to Lubbock and south to Midland. The facility's location in West Texas allows it to ship local in-basin sand by truck.
We purchased 3500 acres of ranch land in July 2017, on which the Lamesa facility was built and became operational during the third quarter 2018. The facility primarily produces a range of API/ISO certified frac sand grades. The total net book value of the Lamesa facility's real property and fixed assets as of December 31, 2019 was $202.0 million.
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
We acquired the Festus facility in August 2017 in connection with the closing of our MS Sand acquisition in August 2017. Since acquiring the facility, we completed an expansion to increase capacity. While the Festus facility's production techniques and distribution model enable it to serve all major silica markets, the primary production has been frac sand for oil and gas proppants. The total net book value of the Festus facility's real property and fixed assets as of December 31, 2019 was $32.3 million.
Ottawa, Illinois
Our surface mines in Ottawa use natural gas and electricity to produce whole grain and ground silica through a variety of mining methods, including hard rock mining, mechanical mining and hydraulic mining. The reserves are part of the St. Peter Sandstone Formation that stretches north-south from Minnesota to Missouri and east-west from Illinois to Nebraska and South Dakota. The facility is located approximately 80 miles southwest of Chicago and is accessible by major highways including U.S. Interstate 80. Once the product is appropriately processed, it is shipped either in bulk or packaged form by rail by the CSX Corporation or the BNSF Railway Company (via the Illinois Railway short line), truck or barge.
We acquired the Ottawa facility in 1987 by merger with the Ottawa Silica Company, which historically used the property to produce whole grain and ground silica for customers in industrial and specialty products end markets. Since acquiring the facility, we renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including washing, hydraulic sizing, grinding, screening and blending. These production techniques allow the Ottawa facility to meet a wide variety of focused specifications on product composition from customers. As such, the Ottawa facility services multiple end markets, such as glass, building products, foundry, fillers and extenders, chemicals and oil and gas proppants. In November 2009, we expanded the frac sand capacity by 500,000 tons. During the fourth quarter of 2011, we completed a follow-on expansion project that added an additional 900,000 tons of frac sand capacity. The total net book value of the Ottawa facility's real property and fixed assets as of December 31, 2019 was $95.4 million.
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
We acquired the Mill Creek facility in 1987 by merger with the Pennsylvania Glass Sand Corporation, which had historically used the property to produce whole grain silica for customers in industrial and specialty products end markets. Since acquiring the facility, we renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including hydraulic sizing, fluid bed drying, grinding and air sizing. These production techniques allow the Mill Creek facility to meet a wide variety of focused specifications on product composition from customers. As such, the Mill Creek facility services multiple end markets, such as glass, foundry, fillers and extenders, building products and oil and gas proppants. The total net book value of the Mill Creek facility's real property and fixed assets as of December 31, 2019 was $19.5 million.
Sparta, Wisconsin
Our facility at Sparta uses natural gas and electricity to produce whole grain silica products through dredging. The reserve geology is that of high purity alluvial sands that are part of the Wonewoc Formation. The Wonewoc is known for its round, coarse grains and superior crush strength properties, which makes it an ideal substrate for oil and gas proppants. The Sparta property was acquired on December 30, 2011, and site development began in April 2012. The property is located 25 miles northeast of La Crosse; approximately 120 miles northwest of Madison, Wisconsin; and is readily accessible by both U.S. Interstate 90 and the Canadian Pacific railroad. The total net book value of the Sparta facility's real property and fixed assets as of December 31, 2019 was $2.1 million.
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
We acquired the Mapleton Depot facility in 1987 by merger with the Pennsylvania Glass Sand Corporation, which had historically used the property to produce whole grain silica for customers in industrial and specialty products end markets. Since acquiring the facility, we have renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including hydraulic sizing, fluid bed drying, scalping and a low iron circuit. These production techniques allow the Mapleton Depot facility to meet a wide variety of focused specifications on product composition from customers. As such, the Mapleton Depot facility services multiple end markets, such as glass, specialty glass, building products, recreation, and oil and gas proppants. The total net book value of the Mapleton Depot facility's real property and fixed assets as of December 31, 2019 was $15.0 million.
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
We acquired the Pacific facility in 1987 by merger with the Pennsylvania Glass Sand Corporation, which had historically used the property to produce whole grain silica for customers in industrial and specialty products end markets. Since acquiring the facility we renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including hydraulic sizing, fluid bed drying, grinding, dry screening, classifying and microsizing. In August 2010, we expanded this facility’s processing capabilities to include the processing of frac sand. These production techniques allow the Pacific facility to meet a wide variety of focused specifications on product composition from customers. As such, the Pacific facility services multiple end markets, such as glass, foundry, fillers and extenders and oil and gas proppants. The total net book value of the Pacific facility's real property and fixed assets as of December 31, 2019 was $56.9 million.
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
We acquired the Kosse facility in 1987 by merger with the Ottawa Silica Company, which had historically used the property to produce whole grain silica for customers in industrial and specialty products end markets. Since acquiring the facility, we have renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including washing, hydraulic sizing, fluid bed drying, and dry screening. These production techniques allow the Kosse facility to meet a wide variety of focused specifications on product composition from customers. As such, the Kosse facility services multiple end markets, such as building products, recreation, and oil and gas proppants. The total net book value of the Kosse facility's real property and fixed assets as of December 31, 2019 was $11.8 million.
Berkeley Springs, West Virginia
Our surface mines at the Berkeley Springs facility use hard rock mining methods to produce high-purity sandstone. The plant uses natural gas, propane, fuel oil and electricity to make whole grain, ground, and fine ground silica. Berkeley Springs also produces a synthetic magnesium-silica product called Florisil. The reserves are part of the Ridgeley Sandstone Formation along the Warm Springs Ridge in eastern West Virginia. The facility is located approximately 100 miles northwest of Baltimore and is accessible by major highways including U.S. Interstate 70. Once the product is appropriately processed, it is packaged in bulk and shipped by rail by the CSX Corporation or truck.

We acquired the Berkeley Springs facility in 1987 by merger with the Pennsylvania Glass Sand Corporation, which had historically used the property to produce whole grain silica for customers in industrial and specialty products end markets. Since acquiring the facility, we have renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including primary, secondary and tertiary crushing, grinding, flotation, dewatering, fluid bed drying, mechanical screening and rotary drying processing. These production techniques allow the Berkeley Springs facility to meet a wide variety of focused specifications from customers producing specialty epoxies, resins and polymers, geothermal energy equipment and fiberglass. As such, the Berkeley Springs facility services multiple end markets, such as glass, building products, foundry, chemicals and fillers and extenders. The total net book value of the Berkeley Springs facility's real property and fixed assets as of December 31, 2019 was $21.5 million.
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
We acquired the Columbia facility in 1987 by merger with the Pennsylvania Glass Sand Corporation, which had historically used the property to produce whole grain silica for customers in industrial and specialty products end markets. Since acquiring the facility, we have renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including hydraulic sizing, fluid bed drying, scalping and grinding. These production techniques allow the Columbia facility to meet a wide variety of focused specifications on product composition from customers. As such, the Columbia facility services multiple end markets, such as glass, building products, fillers and extenders, filtration and oil and gas proppants. The total net book value of the Columbia facility's real property and fixed assets as of December 31, 2019 was $14.5 million.

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
We acquired the Dubberly facility in 1987 by merger with the Ottawa Silica Company, which had historically used the property to produce whole grain silica for customers in industrial and specialty products end markets. Since acquiring the facility, we renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including screening, washing, fluid bed drying and conditioning to remove heavy and iron bearing minerals. These production techniques allow the Dubberly facility to meet a wide variety of focused specifications on product composition from customers. As such, the Dubberly facility services multiple end markets, such as glass, foundry and building products. The total net book value of the Dubberly facility's real property and fixed assets as of December 31, 2019 was $3.2 million.
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
We acquired the Montpelier facility in 1993 from The Feldspar Company, which had historically used the property to produce aplite for customers in industrial and specialty products end markets. Since acquiring the facility, we have renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including hydraulic crushing and sizing, washing, fluid bed drying and grinding. These production techniques allow the Montpelier facility to meet a wide variety of focused specifications on product composition from customers. As such, the Montpelier facility services multiple end markets, such as glass, building products and recreation. The total net book value of the Montpelier facility's real property and fixed assets as of December 31, 2019 was $14.3 million.
Hurtsboro, Alabama
Our surface mines in Hurtsboro use propane and electricity to produce whole grain silica. Sand feed for processing is trucked in from surrounding mine locations. The reserves are mined from the Cusseta member of the lower Ripley Formation. The facility is located approximately 75 miles east of Montgomery and is accessible by major highways including U.S. Interstate 85 and state Highway 431. Once the product is appropriately processed, it is shipped in bulk by truck.
We acquired the Hurtsboro facility in 1988 from Warrior Sand & Gravel Company, which had historically used the property to produce whole grain silica for customers in industrial and specialty products end markets. Since acquiring the facility, we renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including trucking in sand from surrounding locations, hydraulic sizing, screening and fluid bed drying. These production techniques allow the Hurtsboro facility to meet a wide variety of focused specifications on product composition from customers. As such, the Hurtsboro facility services multiple end markets, such as foundry, building products and recreation. The total net book value of the Hurtsboro facility's real property and fixed assets as of December 31, 2019 was $0.4 million.
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
We acquired the Jackson facility in 1997 from Nicks Silica Company, which had historically used the property to produce whole grain and ground silica for customers in industrial and specialty products end markets. Since acquiring the facility, we renovated and upgraded its production capabilities, turning it into one of our premier grinding facilities and enabling it to produce multiple products through various processing methods, including rotary drying, screening and grinding. These production techniques allow the Jackson facility to meet a wide variety of focused specifications on product composition from customers. As such, the Jackson facility services multiple end markets, such as fiberglass, building products, ceramics, fillers and extenders and recreation. The total net book value of the Jackson facility's real property and fixed assets as of December 31, 2019 was $1.3 million.
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
We acquired the Mauricetown facility in 1999 from Unimin Corporation, which had historically used the property to produce whole grain silica for customers in industrial and specialty products end markets. Since acquiring the facility, we renovated and upgraded its production capabilities, including the construction of a new wet processing plant, to enable it to produce multiple products through various processing methods, including washing, hydraulic sizing, fluid bed drying, rotary drying and scalping. These production techniques allow the Mauricetown facility to meet a wide variety of focused specifications on product composition from customers. As such, the Mauricetown facility services multiple end markets, such as foundry, filtration, building products and recreation. The total net book value of the Mauricetown facility's real property and fixed assets as of December 31, 2019 was $15.8 million.
Rockwood, Michigan
Our Rockwood facility uses natural gas and electricity to produce whole grain silica. Rockwood's own surface mining reserves are part of the Sylvania Formation and are notable for their low iron content, making them particularly valuable to customers producing specialty glass for architectural or alternative energy applications. Currently, sandstone ore is purchased from a local construction material company from that company's surface mining operation. The facility is located approximately 30 miles southwest of Detroit and is accessible by major highways including U.S. Interstate 75. Once the product is appropriately processed, it is packaged in bulk and shipped by rail via the Canadian National Railway or truck.
We acquired the Rockwood facility in 1987 by merger with the Ottawa Silica Company, which had historically used the property to produce whole grain and ground silica for customers in industrial and specialty products end markets. Since acquiring the facility, we renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including fluid bed drying, dry screening and classifying. These production techniques allow the Rockwood facility to meet a wide variety of focused specifications on product composition from customers. As such, the Rockwood facility services multiple end markets, such as glass, building products, oil and gas proppants and chemicals. The total net book value of the Rockwood facility's real property and fixed assets as of December 31, 2019 was $13.5 million.
Millen, Georgia
Our Millen facility has a natural gas kiln that enables the production of specialty industrial products that require high temperature heat treatments. These products are sold to customers that produce finished goods for the building products and residential construction markets. Our initial production commenced in 2019 and is expected to become fully operational by the end of the first quarter of 2020. The facility is located southeast of Atlanta in Jenkins County in close proximity to high quality kaolin and silica deposits that are used as raw materials. The site can ship bulk or packaged material via truck and the Norfolk Southern railway.
We acquired the Millen facility on December 31, 2018. The facility was constructed in 2014 as a ceramic proppant facility. Our process and packaging modifications have enabled the production of cool roof granules and other specialty industrial products. The total net book value of the Millen facility's real property and fixed assets as of December 31, 2019 was $13.8 million.
Lovelock, Nevada
Our Lovelock facility is the world's largest producing diatomaceous earth (DE) plant. The facility is 90 miles northeast of Reno, next to Interstate 80. The plant has full rail service on the UPRR, but primarily produces packaged products. The plant’s proximity to the port of Oakland allows it to be the primary export plant for filter aids and fillers. Its three kilns produce calcined and flux-calcined filter aids and functional additives. It has an annual capacity of approximately 156,000 tons. A perlite expander was installed in 1994, and the site crushes and screens perlite ore from our open-pit Popcorn Mine as a raw material for the Blair, Nebraska facility as well as selling expanded perlite ore for use as a filter aid and has an annual capacity of approximately 15,000 tons. The facility uses DE ore from the open-pit Colado mine, soda ash, natural gas, and electricity to manufacture products used as filtration media across many industries including brewing, corn wet milling, oil and gas, wineries, potable water, swimming pools and petrochemicals. In addition, filler products are used as an anti-block in polyethylene film and flattening agents in paint.
The Lovelock facility was initially commissioned in 1959. We acquired the Lovelock facility in connection with the completion of the acquisition of EPMH in May 2018. The total net book value of the Lovelock facility's real property and fixed assets as of December 31, 2019 was $33.6 million.
Vale, Oregon
Our Vale facility is the world’s third largest DE facility. Two kilns can produce calcined and flux-calcined diatomaceous earth for use as filter aids, functional additives, and low iron brewing grades of filter aids. It has an annual capacity of approximately 120,000 tons and uses DE ore from the open-pit Celatom mine, natural gas, electricity and soda ash.
The facility was originally commissioned in 1985, with the second kiln added in 1997. We acquired the Vale facility in connection with the completion of the acquisition of EPMH in May 2018. The total net book value of the Vale facility's real property and fixed assets as of December 31, 2019 was $24.6 million.
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
In 1945, EPM (Eagle-Picher at that time) acquired the DE deposits 20 miles east of Reno, Nevada in what is known today as Clark, Nevada. We acquired the Clark facility in connection with the completion of the acquisition of EPMH in May 2018. The total net book value of the Clark facility's real property and fixed assets as of December 31, 2019 was $26.9 million.
Fernley, Nevada
Our Fernley facility surface-mines DE and has a rotary kiln for granular DE products. The facility utilizes electricity and recycled oil to manufacture granular products used in absorbent products, soil amendments, fertilizer and pet litter. It has an annual capacity of approximately 50,000 tons and is located near Interstate 80, fifteen miles east of Fernley, Nevada.
EPM purchased the facility from Moltan Corporation in 2013. We acquired the Fernley facility in connection with the completion of the acquisition of EPMH in May 2018. The total net book value of the Fernley facility's real property and fixed assets as of December 31, 2019 was $4.0 million.
Blair, Nebraska
Our Blair facility uses natural gas, electricity, and perlite ore from our open-pit Popcorn mine that has been initially processed at our Lovelock facility. Products produced are used in the industry as a filter media in the manufacturing of bio-fuels food grade oils.
Our Blair facility began producing perlite in 2014. We acquired the Blair facility in connection with the completion of the acquisition of EPMH in May 2018. The total net book value of the Blair facility's real property and fixed assets as of December 31, 2019 was $2.5 million.
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

The processing facility sits on land leased from BASF, the former owner of the site. EPM purchased the facility and associated mining operations from BASF in July 2017. We acquired the Jackson facility in connection with the completion of the acquisition of EPMH in May 2018. The total net book value of the Jackson facility's real property and fixed assets as of December 31, 2019 was $27.5 million.
Middleton, Tennessee
The Middleton facility surface-mines montmorillonite clay, a high calcium bentonite, and has two rotary kilns that have a capacity of roughly 150,000 tons per year. The facility uses natural gas, electricity, and sulfuric acid to process ore. With on-site milling, screening, and multiple packaging capabilities, this plant serves several different industries including agriculture, sports fields, and absorbents. This facility is located 80 miles east of Memphis, Tennessee and 60 miles south of Jackson, Tennessee.
EPM purchased the mines and processing facility from the Moltan Company in early 2013. We acquired the Middleton facility in connection with the completion of the acquisition of EPMH in May 2018. The total net book value of the Middleton facility's real property and fixed assets as of December 31, 2019 was $8.0 million.
Our Reserves
We believe we have a broad and high-quality mineral reserve base due to our strategically located mines and facilities. “Reserves” are defined by SEC Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Industry Guide 7 divides reserves between “proven (measured) reserves” and “probable (indicated) reserves” which are defined as follows:

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

We categorize our reserves as proven or probable in accordance with these SEC definitions. We estimate that we had a total of approximately 586 million tons of proven and probable mineable mineral reserves as of December 31, 2019. Compared to 683 million tons of proven and probable mineable mineral reserves we had as of December 31, 2018, the decrease of 97 million tons was due to adjustments and mining, partly offset by the addition of diatomaceous earth, clay, and perlite reserves during the year ended December 31, 2019.
The quantity and nature of the mineral reserves at each of our properties are estimated by our internal Geology and Mine Planning departments. Our geology and mining staff update our reserve estimates annually, making necessary adjustments for operations at each location during the year and additions or reductions due to property acquisitions and dispositions, quality adjustments and mine plan updates. Before acquiring new reserves, we perform surveying, drill core analysis and other tests to confirm the quantity and quality of the to-be acquired reserves. In some instances, we acquire the mineral rights to reserves without taking ownership of the properties.
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
Ottawa, Illinois
The deposit has a minimum silica (SiO2) content of 99%. The controlling attributes are grain crush strength, iron (Fe2O3) content and grain size distribution. Iron is concentrated near the surface, where orange iron staining is evident and also increases where the bottom contact becomes concentrated in iron pyrite. Maximum average full-face iron content is 0.045%. The deposit tends to exhibit a coarser grain size distribution in the top half of deposit.
Mill Creek, Oklahoma
The deposit has a minimum silica (SiO2) content of 99%. The controlling attributes are iron (Fe2O3) content, calcium (CaO) content and grain size distribution. The sand/overburden contact is occasionally concentrated in calcium and any sand with greater than 0.03% CaO is removed during the overburden removal process. Sand with iron greater than 0.03% Fe2O3 is not mined.
Sparta, Wisconsin
The deposit has a minimum silica (SiO2) content of 99%. The controlling attributes are sand grain crush strength and size distribution. A thin layer of silt overlies the 50 to 100-foot-thick sand deposit. The deposit is unconsolidated and well graded and can be used to manufacture three main API product grades, 40/70, 30/50, and 20/40 as well as the non-API 100-mesh product.
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
Fallon, Nevada
The deposit is a greenfield diatomite deposit currently in the process of permitting. This a deposit of fresh water diatoms deposits. Melosira granulata is the primary species of diatom present with minor traces of volcanic ash and basalt detritus.
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
When the Crane County operation mineral reserves were acquired, we entered into a royalty agreement with the company that sold us the land. The non-participating royalty interest is perpetual and based on tons of frac sand sold.
The Clark operation mineral reserves and rights are secured by a combination of land owned in fee, unpatented placer claims and a mineral lease.  A lease covers unpatented placer claims expiring on December 12, 2022 and includes a minimum royalty and production royalty clause with credits.
The Fernley operation mineral reserves and rights are secured by a combination of land owned in fee and unpatented placer claims.
The Fowlkes operation mineral reserves and rights are secured by a combination of land leased, for which royalty obligations expired in November 2018, and land owned in fee simple.
The Hazen Mine mineral reserves and rights are secured by a combination of land owned in fee and unpatented placer claims. A mineral lease covers unpatented placer claims on federal lands expiring September 12, 2020, with royalty obligations.
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
The Fallon Mine mineral reserves and rights are secured by unpatented placer claims on federal lands.

Summary of Reserves
We follow SEC Industry Guide 7 in determining our mineral reserves. Exploration samples are evaluated in our laboratory facilities to assess product quality and mining/processing parameters. Members of our sales management team assess the salability of the product(s). Geologic, topographic and site data are used to create a geologic model and mining plan. We prepare an analysis of operating costs, capital costs and long-term anticipated sales volume and price to ensure the economic viability of the reserve. In performing feasibility economic analysis for purposes of categorizing proven and probable reserves, we considered a range of average sales price assumptions: for commercial silica, from $30 per ton for some of our Oil & Gas Proppants sands to $80 per ton for high-quality glass sand in our Industrial & Specialty Products segment; for diatomaceous earth, from $65 to $1015 per ton; for clay, from $60 to $2500 per ton; and for perlite, $70 to $1600 per ton. Reserve estimates are updated when necessary to account for new geologic, mining, sales or cost data.
The following table provides information on our production facilities that have reserves as of December 31, 2019. Included is the location and area of the facility; the type, amount and ownership status of its reserves; and the primary end markets that it serves.

Mine/Plant Location	Acreage Owned/Leased	Proven Reserves	Probable Reserves	Combined Proven and Probable Reserves	Estimated Processing Recovery Percentages	2019 Tons Mined	Primary End Markets Served
	(in acres)	(tonnage data in thousands)
Crane County, TX	3,200 owned	120,407	47,500	167,907	85%	2,370	Oil and gas proppants(3)
Lamesa, TX	3,523 owned	92,021	6,800	98,821	85%	4,774	Oil and gas proppants(3)
Festus, MO	635 leased	15,450	7,411	22,861	84%	868	Oil and gas proppants(3)
Ottawa, IL	2,100 owned	93,125	26,932	120,057	89%	3,720	Oil and gas proppants(3), glass, chemicals, foundry(4)
Mill Creek, OK	2,174 owned 16 mineral lease	—	11,505	11,505	61%	2,045	Oil and gas proppants(3), glass, foundry, building products(4)
Sparta, WI	660 owned	20,767	2,740	23,507	85%	2,162	Oil and gas proppants(3)
Mapleton Depot, PA	1,761 owned 194 mineral lease 98 access lease	1,674	2,100	3,774	81%	315	Glass, building products(4)
Pacific, MO	524 owned	12,300	7,994	20,294	83%	874	Oil and gas proppants(3), glass, foundry, fillers and extenders(4)
Kosse, TX	1,053 owned 25 mineral lease	10,830	—	10,830	40%	—	Oil and gas proppants(3), building products, recreational products(4)
Berkeley Springs, WV	4,435 owned	937	6,000	6,937	72%	285	Glass, building products, fillers and extenders(4)
Columbia, SC	648 leased 204 owned	3,745	—	3,745	72%	462	Glass, building products, fillers and extenders(4)
Dubberly, LA	356 owned	4,194	—	4,194	82%	106	Glass, foundry, building products(4)
Montpelier(1), VA	824 owned	—	12,604	12,604	39%	169	Glass, building products(4)
Hurtsboro, AL	117 owned 1,108 mineral lease	184	—	184	83%	138	Foundry, building products(4)
Mauricetown, NJ	1,279 owned	11,403	—	11,403	55%	152	Filtration, foundry, building products(4)
Rockwood (2), MI	872 owned	8,363	—	8,363	—%	—	Glass, building products(4)
Middleton, TN	1,178 owned	1,468	12,001	13,469	66%	325	Absorbent for automotive, industrial(4)

Clark, NV	2,690 owned 2,813 leased	2,237	1,530	3,767	78%	52	Absorbents, catalysts, supports filtration(4)
Fernley, NV	5,668 owned	1,526	—	1,526	60%	90	Absorbent for automotive, industrial(4)
Fowlkes Mine, MS	502 owned / 146 leased	—	1,275	1,275	100%	54	Edible oil, petrochemical, animal feed(4)
Hazen Mine, NV	120 owned 1,135 leased	337	84	421	90%	21	Calcium silicate insulation(4)
Popcorn Mine, NV	200 owned	4,662	2,709	7,371	93%	—	Filtration for wine, sugar, enzymes(4)
Colado Mine, NV	3,773 owned 7,025 leased	967	3,228	4,195	83%	144	Filtration for brewing, wine, swimming pools, sweeteners; additives for coatings, LDPE film(4)
Celatom Mine, OR	4,998 owned 2,120 leased	—	25,282	25,282	90%	38	Filtration for brewing, wine, swimming pools, sweeteners; additives for coatings(4)
Cheto Mine, AZ	10,240 leased	—	572	572	100%	8	Static desiccant(4)
Fallon, NV	840 owned	—	935	935	70%	—	Filtration for brewing, wine, swimming pools, sweeteners; additives for coatings, LDPE film(4)
Total		406,597	179,202	585,799		19,172

(1)	Montpelier’s reserves are comprised entirely of the mineral aplite.

(2)	Rockwood's products were produced, or sourced, from a third party. It did not mine any of its reserves in 2019.

(3)	Oil & Gas Proppants segment

(4)	Industrial & Specialty Products segment

Our Properties and Logistics Network
We continue to strategically position our supply chain in order to deliver sand according to our customers' needs, whether at a plant, a transload, or at the wellhead. We believe that our supply chain network and logistics capabilities are a competitive advantage that enables us to provide superior service for our customers and positions us to take advantage of opportunistic spot market sales. As of December 31, 2019, we had 40 transload facilities strategically located near all the major shale basins in the United States. Most of our transloads are operated by third-party transload service providers via service agreements, which include both longer term contracts (generally 2 to 5 years) and month-to-month arrangements.
We lease a significant number of railcars for shipping purposes and for short-term storage of our products, particularly our frac sand products. As of December 31, 2019, we had a leased fleet of 6,979 railcars, of which 2,271 railcars were in storage.
Our acquisition of SandBox extended our delivery capability directly to our customers' wellhead locations. SandBox provides “last mile” logistics to companies in the oil and gas industry, which increases efficiency and provides a lower cost logistics solution for our customers. SandBox has operations in the major United States oil and gas producing regions, including the Permian Basin, Eagle Ford Shale, Mid-Con, Rocky Mountains and the Marcellus/Utica Shale, where its largest customers are located. We expect we will continue to make strategic investments and develop partnerships with transload operators and transportation providers that will enhance our portfolio of supply chain services that we can provide to customers.
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
As a result of the above developments, the filing rate of new claims against us over the past few years has decreased to below pre-2001 levels, and we were named as a defendant in one, twenty, and zero new silicosis cases filed in 2019, 2018 and 2017, respectively. The main driver of the increase in cases filed in 2018 is 16 claims arising out of a single location in Mississippi. As of December 31, 2019, there were 58 active silica-related product liability claims pending in which U.S. Silica is a defendant. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for our predecessors that cover certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to certain insurance). As a result of a settlement with a former owner and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf.
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
All of our production facilities, with the exception of our Blair, Nebraska, facility, are classified as mines and are subject to regulation by MSHA under the Mine Act. MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Annual Report filed on Form 10-K.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Shares of our common stock, traded under the symbol “SLCA”, have been listed and publicly traded on the New York Stock Exchange since February 1, 2012.
Holders of Record
On February 21, 2020, there were 73,750,501 shares of our common stock outstanding, which were held by approximately 107 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of beneficial owners, we are unable to estimate the total number of stockholders represented by these record holders. For additional information related to ownership of our stock by certain beneficial owners and management, refer to Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Dividend
We pay dividends on our common stock if the Board declares them. Management and the Board remain committed to evaluating additional ways of creating shareholder value. Any determination to pay dividends and other distributions in cash, stock, or property by U.S. Silica in the future will be at the discretion of the Board and will be dependent on then-existing conditions, including our business conditions, our financial condition, results of operations, liquidity, capital requirements, contractual restrictions including restrictive covenants contained in debt agreements and other factors.
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
The following table presents the total number of shares of our common stock that we purchased during the fourth quarter of 2019, the average price paid per share, the number of shares that we repurchased as part of our share repurchase program, and the approximate dollar value of shares that still could have been repurchased at the end of the applicable fiscal period pursuant to our share repurchase program:

Period	Total Number of Shares Withheld or Forfeited		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2019 - October 31, 2019	—		$—	—	126,540,060
November 1, 2019 - November 30, 2019	5,750	(2)	$5.21	—	126,540,060
December 1, 2019 - December 31, 2019	10,517	(2)	$5.37	—	126,540,060
Total	16,267		$5.32	—

(1)	In May 2018, our Board of Directors authorized and announced the repurchase of up to $200 million of our common stock.
(2)
Represents shares withheld by U.S. Silica to pay taxes due upon the vesting of employee restricted stock and restricted stock units for the months ended November 30 and December 31, 2019, respectively.

We did not repurchase any shares of common stock under our share repurchase program during the three months ended December 31, 2019.

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
The graph below compares the cumulative total shareholder return on our common stock to the cumulative total return on the Russell 3000 index and the Standard and Poor’s SmallCap 600 Energy Sector index, in each case assuming $100 was invested on December 31, 2014 and the reinvestment of all dividends. We elected to include the Standard and Poor’s SmallCap 600 Energy Sector index because this index is used in relative total shareholder return performance share units that we have granted to employees.

Unregistered Sales of Equity Securities

None.

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

	Year Ended December 31,
	2019	2018(3)	2017(4)	2016(4)	2015
	(amounts in thousands, excluding per share and per ton figures)
Statement of Operations Data:
Sales	$1,474,477	$1,577,298	$1,240,851	$559,625	$642,989
Operating (loss) income	(352,955)	(163,533)	169,742	(52,491)	26,672
(Loss) income before income taxes	(428,908)	(229,953)	136,526	(77,745)	117
Net (loss) income attributable to U.S. Silica Holdings, Inc.	(329,082)	(200,808)	145,206	(41,056)	11,868
(Loss) earnings per share - basic	$(4.49)	$(2.63)	$1.79	$(0.63)	$0.22
(Loss) earnings per share - diluted	$(4.49)	$(2.63)	$1.77	$(0.63)	$0.22
Cash dividends declared per common share	$0.25	$0.25	$0.25	$0.25	$0.44
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$144,046	$310,706	$222,013	$381	$61,492
Investing activities	(120,393)	(1,066,879)	(491,529)	(201,657)	49
Financing activities	$(40,411)	$574,104	$(57,142)	$635,424	$(47,530)
Other Financial Data:
Capital expenditures	$118,357	$339,815	$368,479	$46,450	$53,646
Operating Data:
Total tons sold	18,788	18,059	15,128	9,875	10,025
Average selling price (per ton)	$78.48	$87.34	$82.02	$56.67	$64.14
Segment cost of goods sold (per ton)(1)	55.76	58.94	56.19	47.51	48.27
Oil & Gas Proppants:
Sales	$1,010,521	$1,182,991	$1,020,365	$362,550	$430,435
Segment contribution margin(2)	248,594	357,846	301,972	11,445	88,928
Industrial & Specialty Products:
Sales	$463,956	$394,307	$220,486	$197,075	$212,554
Segment contribution margin(2)	178,215	155,084	88,781	78,988	70,137
Balance Sheet Data:
Cash and cash equivalents	$185,740	$202,498	$384,567	$711,225	$298,926
Total assets	2,553,234	2,900,840	2,307,283	2,073,220	1,108,619
Total long-term debt, including current portion	1,247,600	1,270,400	489,075	494,175	491,705
Total liabilities	1,836,654	1,848,536	910,777	799,930	724,452
Total stockholders’ equity	$716,580	$1,052,304	$1,396,506	$1,273,290	$384,167

(1)	Segment cost of goods sold (per ton) equals segment cost of goods sold, divided by total tons sold.

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

(3)
We acquired EP Minerals Holdings, Inc. on May 1, 2018, and have included their financial position and results of operations in our 2018 financial information above. As a result, our 2018 financial information may not be comparable to prior years. See Note E - Business Combinations to our Consolidated Financial Statements in Item 8. of this Annual Report on Form 10-K for more information.

(4)
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

This discussion contains forward-looking statements, as discussed under "Forward-Looking Statements". These statements are based on current expectations and assumptions and are subject to risks and uncertainties. Actual results could differ materially from those discussed in or implied by forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly under "Forward-Looking Statements" and in Item 1A. Risk Factors.

Adjusted EBITDA and segment contribution margin as used herein are non-GAAP measures. For a detailed description of Adjusted EBITDA and segment contribution margin and reconciliations to their most comparable GAAP measures, please see the discussion below under “How We Evaluate Our Business.”
Overview
We are a performance materials company and a leading producer of commercial silica used in a wide range of industrial applications and in the oil and gas industry. In addition, through our acquisition of EP Minerals, LLC ("EPM") and its affiliated companies in 2018, we are an industry leader in the production of products derived from diatomaceous earth, perlite, engineered clays, and non-activated clays.
During our 120-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 400 diversified product types to customers across our end markets. As of December 31, 2019, we operate 25 production facilities across the United States. We control 527 million tons of reserves of commercial silica, which can be processed to make 202 million tons of finished products that meet API frac sand specifications, and 59 million tons of reserves of diatomaceous earth, perlite, and clays.
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
Recent Trends and Outlook
Oil and gas proppants end market trends
Demand for frac sand is driven by the use of hydraulic fracturing as a means to extract hydrocarbons from shale formations. According to Rystad Energy's Proppant Market report - 1Q 2020, published on December 10, 2019, U.S. raw sand proppant demand was 4% higher in 2019 than 2018, and is expected to continue to grow by 2% assuming a per barrel oil price higher than $50. We continue to expect long-term growth in oil and gas drilling in North American shale basins.
During the three months ended December 31, 2019, frac sand demand and tons sold declined sequentially compared to the three months ended September 30, 2019, as summarized below. Average selling price per ton increased sequentially from the three months ended September 31, 2019 compared to the three months ended December 31, 2019 due to revenue recognized from shortfall penalties assessed to customers, partly offset by increased proppant supply causing decreased sand pricing.

Amounts in thousands, except per ton data	Three Months Ended				Percentage Change for the Three Months Ended
Oil & Gas Proppants	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2019 vs. September 30, 2019	September 30, 2019 vs. June 30, 2019	June 30, 2019 vs. March 31, 2019
Sales	$234,273	$242,707	$273,064	$260,477	(3)%	(11)%	5%
Tons Sold	3,362	3,896	3,932	3,864	(14)%	(1)%	2%
Average Selling Price per Ton	$69.68	$62.30	$69.45	$67.41	12%	(10)%	3%

If oil and gas drilling and completion activity does not continue to grow or if frac sand supply remains greater than demand, then we may sell fewer tons, sell tons at lower prices, or both. If we sell less frac sand or sell frac sand at lower prices, our revenue, net income, cash generated from operating activities, and liquidity would be adversely affected, and we could incur material asset impairments. If these events occur, we may evaluate actions to reduce costs and improve liquidity.
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
Our Business Strategy
The key drivers of our strategy include:

•	increasing our presence and product offering in specialty products end markets;

•	further developing value-added capabilities to maximize margins;

•	optimizing our product mix and keeping operating costs low;

•	effectively positioning our Oil & Gas Proppants facilities and utilizing our supply chain network and logistics capabilities to meet our customers’ needs;

•	evaluating both expansion opportunities and other acquisitions; and,

•	maintaining financial strength and flexibility.
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
Our ten largest customers accounted for approximately 43%, 48% and 58% of total sales during the year ended December 31, 2019, 2018 and 2017, respectively. Sales to one of our customers accounted for 11% of our total sales during the year ended December 31, 2019. Sales to one of our customers accounted for 15% of our total sales during the year ended December 31, 2018. Sales to two of our customers accounted for 15% and 12% of our total sales during the year ended December 31, 2017. No other customers accounted for 10% or more of our total sales. At December 31, 2019, one of our customer's accounts receivable represented 12% of our total trade accounts receivable, net of allowance. At December 31, 2018, one of our customers' accounts receivable represented 18% of our total trade accounts receivable, net of allowance. No other customers accounted for 10% or more of our total trade accounts receivable.
For a limited number of customers, we sell under long-term, minimum purchase supply agreements. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide, and the price that we will charge and that our customers will pay for each product. Prices under these agreements are generally fixed and subject to certain contractual adjustments. Sometimes these agreements may undergo negotiations regarding pricing and volume requirements, which may occur in volatile market conditions. When these negotiations occur, we may deliver sand at prices or at volumes below the requirements in our existing supply agreements. We do not consider these agreements solely representative of contracts with customers. An executed order specifying the type and quantity of product to be delivered, in combination with the noted agreements, comprise our contracts in these arrangements. Selling more tons under supply contracts enables us to be more efficient from a production, supply chain, and logistics standpoint. As discussed in Part I, Item 1A., Risk Factors of this Annual Report on Form 10-K, these customers may not continue to purchase the same levels of product in the future due to a variety of reasons, contract requirements notwithstanding.
As of December 31, 2019, we have sixteen minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2020 and 2034. As of December 31, 2018, we had 21 minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2019 and 2034. Collectively, sales to customers with minimum purchase supply agreements accounted for 60% and 52% of Oil & Gas Proppants segment sales during the years ended December 31, 2019 and 2018, respectively.
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
Segment Contribution Margin
Segment contribution margin, a non-GAAP measure, is a key metric that management uses to evaluate our operating performance and to determine resource allocation between segments. Segment contribution margin excludes costs such as selling, general, and administrative costs, corporate costs, plant capacity expansion expenses, and facility closure costs.
Segment contribution margin is not a measure of our financial performance under GAAP and should not be considered an alternative measure or superior to measures derived in accordance with GAAP. Our measure of segment contribution margin is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation. For more information about segment contribution margin, including a reconciliation of this measure to its most directly comparable GAAP financial measure, net income (loss), see Note W - Segment Reporting to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.
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
The following table sets forth a reconciliation of net (loss) income, the most directly comparable GAAP financial measure, to Adjusted EBITDA.

(amounts in thousands)	Year ended December 31,
	2019	2018	2017
Net (loss) income attributable to U.S. Silica Holdings, Inc.	$(329,082)	$(200,808)	$145,206
Total interest expense, net of interest income	92,063	64,689	25,871
Provision for taxes	(99,151)	(29,132)	(8,680)
Total depreciation, depletion and amortization expenses	179,444	148,832	97,233
EBITDA	(156,726)	(16,419)	259,630
Non-cash incentive compensation (1)	15,906	22,337	25,050
Post-employment expenses (excluding service costs) (2)	1,735	2,206	1,231
Merger and acquisition related expenses (3)	32,021	34,098	9,010
Plant capacity expansion expenses (4)	17,576	59,112	5,667
Contract termination expenses (5)	1,882	2,491	325
Goodwill and other asset impairments (6)	363,847	281,899	—
Business optimization projects (7)	55	1,980	—
Facility closure costs (8)	12,718	529	—
Gain on valuation change of royalty note payable (9)	(16,854)	—	—
Other adjustments allowable under the Credit Agreement (10)	14,165	4,290	6,790
Adjusted EBITDA	$286,325	$392,523	$307,703

(1)	Reflects equity-based, non-cash compensation expense.
(2)
Includes net pension cost and net post-retirement cost relating to pension and other post-retirement benefit obligations during the applicable period, but in each case excluding the service cost relating to benefits earned during such period. Non-service net periodic benefit costs are not considered reflective of our operating performance because these costs do not exclusively originate from employee services during the applicable period and may experience periodic fluctuations as a result of changes in non-operating factors, including changes in discount rates, changes in expected returns on benefit plan assets, and other demographic actuarial assumptions. See Note R - Pension and Post-Retirement Benefits to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for more information.

(3)
Merger and acquisition related expenses include legal fees, consulting fees, bank fees, severance costs, purchase-related costs such as the amortization of inventory fair value step-up, information technology integration costs and similar charges. While these costs are not operational in nature and are not expected to continue for any singular transaction on an ongoing basis, similar types of costs, expenses and charges have occurred in prior periods and may recur in the future as we continue to integrate prior acquisitions and pursue any future acquisitions.

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

(5)
Reflects contract termination expenses related to strategically exiting service contracts. While these expenses are not operational in nature and are not expected to continue for any singular event on an ongoing basis, similar types of expenses have occurred in prior periods and may recur in the future as we continue to strategically evaluate our contracts.

(6)
See Footnote Z - Impairments for additional information. While these expenses are not operational in nature and are not expected to continue for any singular event on an ongoing basis, similar types of expenses have occurred in prior periods and may recur in the future.

(7)
Reflects costs incurred related to business optimization projects mainly within our corporate center, which aim to measure and improve the efficiency, productivity and performance of our organization. While these costs are not operational in nature and are not expected to continue for any singular project on an ongoing basis, similar types of expenses may recur in the future.

(8)
Reflects costs incurred mainly related to idled sand facilities and closed corporate offices, including severance costs and remaining contracted costs such as office lease costs, and common area maintenance fees. While these costs are not operational in nature and are not expected to continue for any singular event on an ongoing basis, similar types of expenses may recur in the future.

(9)
Gains on valuation change of royalty note payable due to a change in estimate of future tonnages and sales related to the sand shipped from our Tyler, Texas facility. These gains are not operational in nature and are not expected to continue for any singular event on an ongoing basis.

(10)
Reflects miscellaneous adjustments permitted under the Credit Agreement. For 2019, includes $6.2 million of loss contingencies reserve as well as restructuring costs for actions that will provide future savings, storm damage costs, recruiting fees, relocation costs and a loss on sale of assets, partially offset by insurance proceeds of $2.2 million. For 2018, includes storm damage costs, recruiting fees, relocation costs, and a net loss of $0.7 million on divestitures of assets, consisting of $5.2 million of contract termination costs and $1.3 million of divestiture related expenses such as legal fees and consulting fees, partially offset by a $5.8 million gain on sale of assets. For 2017, includes a contract restructuring cost of $6.3 million. While these gains and costs are not operational in nature and are not expected to continue for any singular event on an ongoing basis, similar types of gains and expenses have occurred in prior periods and may recur in the future.

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
As of December 31, 2019, we are in compliance with all covenants under our Credit Facility, and our Revolver usage was zero (other than certain undrawn letters of credit). Since the Revolver usage did not exceed 30% of the Revolver commitment, the consolidated leverage ratio covenant did not apply. Based on our consolidated leverage ratio of 4.30:1.00 as of December 31, 2019, we may draw up to $30.0 million without the consent of our lenders. With the consent of our lenders, we have access to the full availability of the Revolver. The calculation of the consolidated leverage ratio incorporates the Adjusted EBITDA-trailing twelve months as follows:

(All amounts in thousands)	December 31, 2019

Total debt	$1,232,378
Finance leases	70
Total consolidated debt	$1,232,448

Adjusted EBITDA-trailing twelve months	$286,325
Pro forma Adjusted EBITDA including impact of acquisitions (1)	—
Other adjustments for covenant calculation (2)	252
Total Adjusted EBITDA-trailing twelve months for covenant calculation	$286,577

Consolidated leverage ratio(3)	4.30

(1)	Covenant calculation allows for the Adjusted EBITDA-trailing twelve months to include the impact of acquisitions on a pro forma basis.
(2)	Covenant calculation excludes activity at legal entities above the operating company, which is mainly interest income offset by public company operating expenses.
(3)	Calculated by dividing Total consolidated debt by Total Adjusted EBITDA-trailing twelve months for covenant calculation.

Results of Operations for the Years Ended December 31, 2019 and 2018

This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Sales

(In thousands except per ton data)	Year ended December 31,		Percent Change
	2019	2018	'19 vs. '18
Sales:
Oil & Gas Proppants	$1,010,521	$1,182,991	(15)%
Industrial & Specialty Products	463,956	394,307	18%
Total sales	$1,474,477	$1,577,298	(7)%
Tons:
Oil & Gas Proppants	15,054	14,242	6%
Industrial & Specialty Products	3,734	3,817	(2)%
Total Tons	18,788	18,059	4%
Average Selling Price per Ton:
Oil & Gas Proppants	$67.13	$83.06	(19)%
Industrial & Specialty Products	124.25	103.30	20%
Overall Average Selling Price per Ton	$78.48	$87.34	(10)%
Total sales decreased 7% for the year ended December 31, 2019 compared to the year ended December 31, 2018, driven by a 10% decrease in overall average selling price partially offset by a 4% increase in total tons sold.
The decrease in total sales was driven by Oil & Gas Proppants sales, which decreased 15% for the year ended December 31, 2019 compared to the year ended December 31, 2018. Oil & Gas Proppants average selling price decreased 19% and tons sold increased 6%. The decrease in average selling price was driven by more tons sold from local in-basin plants which have lower logistics costs, increased in-basin proppant supply, and decreased sand pricing. The increase in tons sold was mainly due to more tons produced and sold in-basin in West Texas.
The decrease in total sales was partially offset by Industrial & Specialty Products sales, which increased 18% for the year ended December 31, 2019 compared to the year ended December 31, 2018. Industrial & Specialty Products average selling price increased 20% and tons sold decreased 2%. The increase in average selling price was due to the acquisition of EPM, additional higher-margin product sales and price increases. The decrease in tons sold was mainly driven by a decrease in low-margin tons sold.
Cost of Sales
Cost of sales decreased by $30.0 million, or 3%, to $1.133 billion for the year ended December 31, 2019 compared to $1.163 billion for the year ended December 31, 2018. These changes result from the main components of cost of sales as discussed below. As a percentage of sales, cost of sales represented 77% for the year ended December 31, 2019 compared to 74% for the same period in 2018.
We incurred $506.3 million and $545.8 million of transportation and related costs for the year ended December 31, 2019 and 2018, respectively. The decrease was mainly due to a decline in demand for Northern White sand caused by some of our customers shifting to local in-basin frac sands with lower logistics costs, partially offset by costs related to additional SandBox operations and the acquisition of EPM. As a percentage of sales, transportation and related costs decreased to 34% for the year ended December 31, 2019 compared to 35% for the same period in 2018.
We incurred $198.6 million and $198.5 million of operating labor costs for the year ended December 31, 2019 and 2018, respectively. The $0.1 million increase in labor costs incurred was due to more tons sold and the acquisition of EPM, offset by lower SandBox driver costs and idled sand facilities. As a percentage of sales, operating labor costs represented 13% for the year ended December 31, 2019 compared to 13% for the same period in 2018.
We incurred $54.8 million and $53.7 million of electricity and drying fuel (principally natural gas) costs for the year ended December 31, 2019 and 2018, respectively. The $1.1 million increase in electricity and drying fuel costs incurred was due to more tons sold and the acquisition of EPM, partially offset by idled sand facilities. As a percentage of sales, electricity and drying fuel costs represented 4% for the year ended December 31, 2019 compared to 3% for the same period in 2018.
We incurred $92.3 million and $108.8 million of maintenance and repair costs for the year ended December 31, 2019 and 2018, respectively. The decrease in maintenance and repair costs incurred was mainly due to idled sand facilities and a decrease in plant capacity expansion expenses, partially offset by higher production volume, additional SandBox operations and the acquisition of EPM. As a percentage of sales, maintenance and repair costs represented 6% for the year ended December 31, 2019 compared to 7% for the same period in 2018.
Segment Contribution Margin
Oil & Gas Proppants contribution margin decreased by $109.2 million to $248.6 million for the year ended December 31, 2019 compared to $357.8 million for the year ended December 31, 2018, driven by a $172.5 million decrease in sales, partially offset by $63.2 million in lower cost of sales. The decrease in segment contribution margin was mainly driven by decreased sand pricing.
Industrial & Specialty Products contribution margin increased by $23.1 million, or 15%, to $178.2 million for the year ended December 31, 2019 compared to $155.1 million for the year ended December 31, 2018, driven by a $69.6 million increase in revenue, partially offset by $46.5 million in higher cost of sales. The increase in segment contribution margin was due to the acquisition of EPM, new higher-margin product sales and price increases.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $3.8 million, or 3%, to $150.8 million for the year ended December 31, 2019 compared to $147.0 million for the year ended December 31, 2018. The increase was due to the following factors:

•	Compensation related expense increased by $9.4 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, mainly due to the acquisition of EPM.

•
Merger and acquisition related expense decreased by $11.1 million to $2.8 million for the year ended December 31, 2019 compared to $13.9 million for the year ended December 31, 2018. The decrease was mainly due to costs related to the acquisition of EPM during 2018 that did not recur during 2019.

•
During the year ended December 31, 2019, $6.3 million of costs were incurred related to closing the corporate office in Frederick, Maryland. These costs included severance and remaining contracted costs such as office lease costs and common area maintenance fees.

    In total, our selling, general and administrative expenses represented approximately 10% and 9% of our sales for the years ended December 31, 2019 and 2018, respectively.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense increased by $30.6 million, or 21%, to $179.4 million for the year ended December 31, 2019 compared to $148.8 million for the year ended December 31, 2018. The increase was mainly driven by our plant capacity expansions and our acquisitions, including the acquisition of EPM, as well as other continued capital spending. Depreciation, depletion and amortization expense represented approximately 12% and 9% of our sales for the year ended December 31, 2019 and 2018, respectively.
Goodwill and Other Asset Impairments
During the year ended December 31, 2019, we recorded $243.1 million of long-lived asset impairments, $115.4 million of right-of-use asset impairments, $4.1 million of inventory impairments, and $1.2 million of intangible asset impairments in our Oil & Gas segment due to a sharp decline in customer demand for Northern White frac sand and for regional non-in-basin frac sand as more tons are produced and sold in-basin. During 2018, we recorded $164.2 million in goodwill impairments, $97.0 million of long-lived asset impairments and $4.5 million of intangible impairments in our Oil & Gas segment due to a declining shift in demand for Northern White sand caused by some of our customers shifting to local in-

basin frac sands with lower logistics costs. We also recorded a $16.2 million asset impairment related to the closure of our resin coating facility and associated product portfolio during the second quarter of 2018.
Operating (Loss) Income
Operating loss increased by $189.5 million to $353.0 million for the year ended December 31, 2019 compared to $163.5 million for the year ended December 31, 2018. The increase was driven by asset impairments as discussed above, a 7% decrease in total sales, a 3% increase in selling, general and administrative expense and a 21% increase in depreciation, depletion and amortization expense, partially offset by a 3% decrease in cost of sales.
Interest Expense
Interest expense increased by $24.9 million, or 35%, to $95.5 million for the year ended December 31, 2019 compared to $70.6 million for the year ended December 31, 2018, mainly driven by an increase in our new Credit Facility to finance the acquisition of EPM.
Other Income (Expense), net, including interest income
Other income increased by $15.4 million to $19.5 million for the year ended December 31, 2019 compared to $4.1 million in other expense for the year ended December 31, 2018. The increase was mainly due to gains driven by the change in valuation of the royalty note payable.
Provision for Income Taxes
Our income tax benefit increased by $70.1 million to $99.2 million for the year ended December 31, 2019 compared to a $29.1 million income tax benefit for the year ended December 31, 2018. The increase was mainly due to decreased profit before income tax during the year ended December 31, 2019. The effective tax rate was 23% and 13% for the year ended December 31, 2019 and 2018, respectively. For the year ended December 31, 2018, the tax effect of goodwill impairments described in Note I - Goodwill and Intangible Assets is a significant permanent item in the effective tax rate calculation. See Note T - Income Taxes to our Consolidated Financial Statements in Part II, Item 8. of this Annual report on Form 10-K for more information.
Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes.
Net (loss) income
Net loss attributable to U.S. Silica Holdings, Inc., was $329.1 million and $200.8 million for the years ended December 31, 2019 and 2018, respectively. The year over year changes were due to the factors noted above.

Liquidity and Capital Resources

This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Overview
Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to return cash to our stockholders, and to pay for acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through cash on hand, borrowings under our credit facilities, or equity issuances. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of December 31, 2019, our working capital was $173.6 million and we had $93.5 million of availability under the Revolver. Based on our consolidated leverage ratio of 4.30:1.00 as of December 31, 2019, we may draw up to $30.0 million without the consent of our lenders. With the consent of our lenders, we have access to the full availability of the Revolver.
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
During the third quarter of 2019, we repurchased outstanding debt under the Term Loan in the amount of $10 million at a rate of 95.5%. Debt issuance costs and original issue discount were recalculated with the reduced future debt payments, and additional costs of approximately $0.4 million were expensed. As a result, we recorded a gain on extinguishment of debt in the amount of $0.1 million. For more information on the Credit Agreement see Note K - Debt to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.
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
Cash Flow Analysis
A summary of operating, investing and financing activities (in thousands) is shown in the following table:

	Year ended December 31,
	2019	2018	2017
Net cash provided by (used in):
Operating activities	$144,046	$310,706	$222,013
Investing activities	(120,393)	(1,066,879)	(491,529)
Financing activities	(40,411)	574,104	(57,142)

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
Net cash provided by operating activities was $144.0 million for the year ended December 31, 2019. This was mainly due to a $329.8 million net loss adjusted for non-cash items, including $179.4 million in depreciation, depletion and amortization, $363.8 million in goodwill and other asset impairments, $101.7 million in deferred income taxes, $15.9 million in equity-based compensation, $74.9 million in deferred revenue, $16.9 million in gain on valuation of royalty note payable, $22.4 million in inventory step-up adjustments, $1.6 million mainly related to the gain on sales of property, plant and equipment, and $1.9 million in other miscellaneous non-cash items. Also contributing to the change was a $33.8 million decrease in accounts receivable, an $11.2 million decrease in inventories, an $8.5 million decrease in prepaid expenses and other current assets, a $1.7 million decrease in income taxes, a $21.0 million increase in accounts payable and accrued liabilities, $4.0 million in short-term and long-term vendor incentives, and $5.7 million in other operating assets and liabilities.
Net Cash Provided by / Used in Investing Activities
Investing activities consist primarily of cash consideration paid to acquire businesses and capital expenditures for growth and maintenance.
Net cash used in investing activities was $120.4 million for the year ended December 31, 2019. This was mainly due to capital expenditures of $118.4 million and capitalized intellectual property costs of $3.9 million, partially offset by proceeds from the sale of property, plant and equipment of $1.9 million. Capital expenditures for the year ended December 31, 2019 were mainly for engineering, procurement and construction of our growth projects, primarily Lamesa and Millen, equipment to expand our SandBox operations, and other maintenance and cost improvement capital projects.
Subject to our continuing evaluation of market conditions, we anticipate that our capital expenditures in 2020 will be in the range of approximately $30 million to $40 million, which is primarily associated with maintenance, cost improvement capital projects and near-term payback growth projects. We expect to fund our capital expenditures through cash on our balance sheet, cash generated from our operations and cash generated from financing activities.
Net Cash Provided by / Used in Financing Activities
Financing activities consist primarily of equity issuances, dividend payments, share repurchases, borrowings and repayments related to the Revolver and Term Loan, as well as fees and expenses paid in connection with our credit facilities.
Net cash used in financing activities was $40.4 million for the year ended December 31, 2019. This was mainly due to $23.4 million of long-term debt payments, $18.6 million of dividends paid, $3.0 million of tax payments related to shares withheld for vested restricted stock and stock units, and a $4.6 million capital contribution from a non-controlling interest.
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

Contractual Obligations
As of December 31, 2019, the total of our future contractual cash commitments, including the repayment of our debt obligations under the Term Loan, is summarized as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(amounts in thousands)
Principal payments on long-term debt(1)	$1,247,600	$12,800	$25,600	$25,600	$1,183,600
Estimated interest payments on long-term debt(4)	378,336	71,526	140,714	137,770	28,326
Minimum payments on note payable secured by a royalty interest(6)	10,438	454	812	1,069	8,103
Retirement plans	107,826	11,571	21,666	21,989	52,600
Finance lease obligations	70	67	3	—	—
Operating lease obligations(5)	202,039	63,337	77,802	38,616	22,284
Minimum purchase obligations(2)	43,648	14,512	16,153	10,493	2,490
Total Contractual Cash Obligations(3):	$1,989,957	$174,267	$282,750	$235,537	$1,297,403

(1)	Excludes the unamortized debt issuance costs and original issue discount.

(2)
Includes estimated future minimum purchase obligations related to transload service agreements and transportation service agreements. As of December 31, 2019, we accrued $3.1 million in shortfall fees under these service agreements.

(3)
The above table excludes discounted asset retirement obligations in the amount of $25.8 million at December 31, 2019, the majority of which have a settlement date beyond 2025, as well as indemnification for surety bonds issued on our behalf discussed in Note Q - Commitments and Contingencies to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

(4)	Estimated interest payment amounts are computed using forecasted three-month LIBOR rates as of December 31, 2019.

(5)	Includes interest costs. See Note S - Leases for additional information on interest costs.

(6)	Excludes interest costs. See Note K - Debt for additional information about this note payable.
Environmental Matters
We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but we cannot estimate or predict the full amount of such future expenditures. As of December 31, 2019, we had $25.8 million accrued for future reclamation costs, as compared to $18.4 million as of December 31, 2018.
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
We typically invoice our customers on a weekly or monthly basis; however, some customers receive invoices upon well-site operation completion. Standard collection terms are net 30 days, although extended terms are offered in competitive situations. We typically recognize revenue for specific, dedicated equipment set rental arrangements under ASC 842, Leases. For the remaining components of service revenue, we have applied the practical expedient allowed under ASC 606-10-55-18 to recognize transportation revenues in proportion to the amount we have the right to invoice.
Contracts with Multiple Performance Obligations
From time to time, we may enter into contracts that contain multiple performance obligations, such as work orders containing a combination of product, transportation, equipment rentals, and contract labor services. For these arrangements, we allocate the transaction price to each performance obligation identified in the contract based on relative standalone selling prices, or estimates of such prices, and recognize the related revenue as control of each individual product or service is transferred to the customer, in satisfaction of the corresponding performance obligations. We typically invoice our customers on a weekly or monthly basis; however, some customers receive invoices upon well-site operation completion. Standard collection terms are net 30 days, although extended terms are offered in competitive situations.

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
See Note I - Goodwill and Intangible Assets.
Self-Insurance
We are self-insured for various levels of employee health insurance coverage, workers’ compensation and third-party product liability claims alleging occupational disease. We purchase insurance coverage for claim amounts which exceed our self-insured retentions. Depending on the type of insurance, these self-insured retentions range from $0.1 million to $0.5 million per occurrence. Our insurance reserves are accrued based on estimates of the ultimate cost of claims expected to occur during the covered period. These estimates are prepared with the assistance of outside actuaries and consultants. Our actuaries periodically review the volume and amount of claims activity, and based upon their findings, we adjust our insurance reserves accordingly. The ultimate cost of claims for a covered period may differ from our original estimates. The current portion of our self-insurance reserves is included in accrued liabilities and the non-current portion is included in other long-term obligations in our Balance Sheets. As of December 31, 2019 and 2018, our self-insurance reserves totaled $6.6 million and $5.4 million, respectively, of which $4.1 million and $2.6 million, respectively, was classified as current.
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
Interest Rate Risk
We are exposed to interest rate risk arising from adverse changes in interest rates. As of December 31, 2019, we had $1.248 billion of debt outstanding under the Credit Agreement. Assuming LIBOR is greater than the 1.0% minimum base rate on the Term Loan, a hypothetical increase in interest rates by 1.0% would have changed our interest expense by $12.5 million per year.
LIBOR is expected to be discontinued after 2021 and there can be no assurance as to what alternative base rate may replace LIBOR in the event it is discontinued, or whether such base rate will be more or less favorable to us. We intend to monitor the developments with respect to LIBOR and work with our lenders, including under the Credit Agreement, to ensure any transition away from LIBOR will have a minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.
We use interest rate derivatives in the normal course of our business to manage both our interest cost and the risks associated with changing interest rates. We do not use derivatives for trading or speculative purposes. As of December 31, 2019, the fair value of our interest rate swaps was a liability of $2.8 million and a liability of $1.3 million and classified within accounts payable and accrued liabilities on our balance sheet. Our interest rate cap matured on June 30, 2019. For more information see Note O - Derivative Instruments to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.
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

The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:
U.S. SILICA HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
U.S. Silica Holdings, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of U.S. Silica Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2020 expressed an unqualified opinion.
Change in accounting principle
As discussed in Note B to the consolidated financial statements, the Company changed its method of accounting for leases on January 1, 2019 due to the adoption of Accounting Standard Codification (“ASC”) 842, Leases.
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
Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition of Contract Shortfall
As described in Note U, during 2019 the Company recognized revenue as variable consideration from shortfall penalties according to contract terms in the amount of $70.6 million. In some cases the amounts recorded are estimates which are based on the current status of negotiations with certain customers.

The principal consideration for our determination that this revenue recognition represents a critical audit matter relates to the judgments and assumptions associated with management’s determination of the amount of revenue to be recognized as a result of shortfall penalties. Management’s revenue recognition was based on the application of Accounting Standards Codification 606 Revenues from Contracts with Customers, their interpretation of customer contract terms and conditions along with their assessment of collectability of the related amounts.

Our audit procedures related to contract shortfall revenue recognition included the following:

•	We tested the design and operating effectiveness of key controls related to revenue accounting, including controls relating to management’s assessment of unusual or infrequent transactions;

•	We obtained and reviewed customer contracts;

•	We tested the calculations supporting the amounts that formed the basis for the revenue amounts recognized;

•	We assessed the reasonableness of the accounting principles applied;

•	We tested management’s assumptions related to collectability of the recorded amounts.

Impairment of Tangible and Right-Of-Use Assets
As described in Note Z to the consolidated financial statements, during the fourth quarter of 2019 the Company experienced a decline in demand for certain products. Based on the noted decline, the Company also experienced a decline in the utilization of its leased railcar fleet. Given this information the Company completed an impairment assessment of frac sand-related assets, which included property, plant and mine development and right-of-use (ROU) assets. As a result, the Company recognized a $243.1 million asset impairment in their Oil & Gas Proppants business segment as well as a $115.4 million ROU asset impairment.
The principal consideration for our determination that these impairments represent a critical audit matter is the judgments, complexity and subjectivity involved in management’s determination of the impairment amounts.
For the property, plant and mine development impairment, the Company performed an analysis of the estimated future undiscounted net cash flows by asset group (each plant) using estimates of proven and probable sand reserves, estimated future sales prices and operating costs, and expected future capital expenditures and determined that the fair value of these assets was less than their carrying value. The Company then recognized an impairment loss equal to the amount by which the carrying value exceeded the fair value of the assets.
The impairment related to the ROU assets was recorded based on the evaluation of estimated future replacement costs for railcars as an asset group using market data. This assessment was performed by utilizing internally developed undiscounted cash flow models and quoted market prices and then discounting the future cash flows over the life of the assets utilizing an appropriate discount rate.
Our audit procedures related to the impairment of property, plant and mine development and ROU assets included the following:

•	We tested the design and operating effectiveness of key controls related to the accounting for the 2019 impairments;

•	We assessed the qualifications and competence of management who performed the internal impairment analysis;

•	We evaluated the methodology used to determine the fair value of the property, plant and mine development, including the grouping of the assets;

•	We evaluated the methodology used to determine the fair value of the ROU assets, including the grouping of the assets;

•
We tested the assumptions used in the valuation models for the property, plant and mine development assets which included estimates of proven and probable reserves, estimated future sales prices and operating costs and expected future capital expenditures;

•	We tested the assumptions used in the valuation models for the ROU assets which included future replacement costs for railcars, asset lives and discount rate.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2004.
Houston, Texas
February 25, 2020

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$185,740	$202,498
Accounts receivable, net	182,238	215,486
Inventories, net	124,432	162,087
Prepaid expenses and other current assets	16,155	17,966
Income tax deposits	475	2,200
Total current assets	509,040	600,237
Property, plant and mine development, net	1,517,587	1,826,303
Operating lease right-of-use assets	53,098	—
Goodwill	273,524	261,340
Intangible assets, net	183,815	194,626
Other assets	16,170	18,334
Total assets	$2,553,234	$2,900,840
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$248,237	$216,400
Current portion of operating lease liabilities	53,587	—
Current portion of long-term debt	18,463	13,327
Current portion of deferred revenue	15,111	31,612
Total current liabilities	335,398	261,339
Long-term debt, net	1,213,985	1,246,428
Deferred revenue	35,523	81,707
Liability for pension and other post-retirement benefits	58,453	57,194
Deferred income taxes, net	38,585	137,239
Operating lease liabilities	117,964	—
Other long-term obligations	36,746	64,629
Total liabilities	1,836,654	1,848,536
Commitments and Contingencies (Note Q)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; zero issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 82,601,926 issued and 73,601,950 outstanding at December 31, 2019; 81,811,977 issued and 73,148,853 outstanding at December 31, 2018	823	818
Additional paid-in capital	1,185,116	1,169,383
Retained (deficit) earnings	(279,956)	67,854
Treasury stock, at cost, 8,999,976 and 8,663,124 shares at December 31, 2019 and 2018, respectively	(180,912)	(178,215)
Accumulated other comprehensive loss	(19,854)	(15,020)
Total U.S. Silica Holdings, Inc. stockholders’ equity	705,217	1,044,820
Non-controlling interest	11,363	7,484
Total stockholders' equity	716,580	1,052,304
Total liabilities and stockholders’ equity	$2,553,234	$2,900,840
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Sales:
Product	$1,168,472	$1,282,799	$1,010,394
Service	306,005	294,499	230,457
Total sales	1,474,477	1,577,298	1,240,851
Cost of sales (excluding depreciation, depletion and amortization):
Product	900,091	955,469	714,521
Service	233,202	207,660	152,299
Total cost of sales (excluding depreciation, depletion and amortization)	1,133,293	1,163,129	866,820
Operating expenses:
Selling, general and administrative	150,848	146,971	107,056
Depreciation, depletion and amortization	179,444	148,832	97,233
Goodwill and other asset impairments	363,847	281,899	—
Total operating expenses	694,139	577,702	204,289
Operating (loss) income	(352,955)	(163,533)	169,742
Other (expense) income:
Interest expense	(95,472)	(70,564)	(31,342)
Other income (expense), net, including interest income	19,519	4,144	(1,874)
Total other expense	(75,953)	(66,420)	(33,216)
(Loss) income before income taxes	(428,908)	(229,953)	136,526
Income tax benefit	99,151	29,132	8,680
Net (loss) income	$(329,757)	$(200,821)	$145,206
Less: Net loss attributable to non-controlling interest	(675)	(13)	—
Net (loss) income attributable to U.S. Silica Holdings, Inc.	$(329,082)	$(200,808)	$145,206
(Loss) earnings per share attributable to U.S. Silica Holdings, Inc.:
Basic	$(4.49)	$(2.63)	$1.79
Diluted	$(4.49)	$(2.63)	$1.77
Weighted average shares outstanding:
Basic	73,253	76,453	81,051
Diluted	73,253	76,453	81,960
Dividends declared per share	$0.25	$0.25	$0.25
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net (loss) income	$(329,757)	$(200,821)	$145,206
Other comprehensive (loss) income:
Unrealized loss on derivatives (net of tax of $(456), $(470), and $(27) for 2019, 2018, and 2017, respectively)	(1,432)	(1,545)	(44)
Foreign currency translation adjustment (net of tax of $(60), $(196), and $2 for 2019, 2018 and 2017, respectively)	(188)	(614)	(6)
Pension and other post-retirement benefits liability adjustment (net of tax of $(1,024), $339, and $1,205 for 2019, 2018 and 2017, respectively)	(3,214)	1,065	2,000
Comprehensive (loss) income	$(334,591)	$(201,915)	$147,156
Less: Comprehensive loss attributable to non-controlling interest	(675)	(13)	—
Comprehensive (loss) income attributable to U.S. Silica Holdings, Inc.	$(333,916)	$(201,902)	$147,156
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total U.S. Silica Holdings Inc., Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2017	$811	$(3,869)	$1,129,051	$163,173	$(15,876)	$1,273,290	$—	$1,273,290
Net income	—	—	—	145,206	—	145,206	—	145,206
Unrealized loss on derivatives	—	—	—	—	(44)	(44)	—	(44)
Foreign currency translation adjustment	—	—	—	—	(6)	(6)	—	(6)
Pension and post-retirement liability	—	—	—	—	2,000	2,000	—	2,000
Cash dividend declared ($0.25 per share)	—	—	—	(20,387)	—	(20,387)	—	(20,387)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	25,050	—	—	25,050	—	25,050
Proceeds from options exercised	—	1,190	(392)	—	—	798	—	798
Issuance of restricted stock	—	1,859	(1,859)	—	—	—	—	—
Shares withheld for tax payments related to vested restricted stock and stock units	1	386	(4,766)	—	—	(4,379)	—	(4,379)
Repurchase of common stock	—	(25,022)	—	—	—	(25,022)	—	(25,022)
Balance at December 31, 2017	812	(25,456)	1,147,084	287,992	(13,926)	1,396,506	—	1,396,506
Net loss	—	—	—	(200,808)	—	(200,808)	(13)	(200,821)
Unrealized loss on derivatives	—	—	—	—	(1,545)	(1,545)	—	(1,545)
Foreign currency translation adjustment	—	—	—	—	(614)	(614)	—	(614)
Pension and post-retirement liability	—	—	—	—	1,065	1,065	—	1,065
Cash dividend declared ($0.25 per share)	—	—	—	(19,330)	—	(19,330)	—	(19,330)
Contributions from non-controlling interest	—	—	—	—	—	—	7,497	7,497
Common stock-based compensation plans activity:
Equity-based compensation	—	—	22,337	—	—	22,337	—	22,337
Proceeds from options exercised	—	93	(32)	—	—	61	—	61
Shares withheld for tax payments related to vested restricted stock and stock units	6	(4,383)	(6)	—	—	(4,383)	—	(4,383)
Repurchase of common stock	—	(148,469)	—	—	—	(148,469)	—	(148,469)

Balance at December 31, 2018	818	(178,215)	1,169,383	67,854	(15,020)	1,044,820	7,484	1,052,304
Net loss	—	—	—	(329,082)	—	(329,082)	(675)	(329,757)
Unrealized loss on derivatives	—	—	—	—	(1,432)	(1,432)	—	(1,432)
Foreign currency translation adjustment	—	—	—	—	(188)	(188)	—	(188)
Pension and post-retirement liability	—	—	—	—	(3,214)	(3,214)	—	(3,214)
Cash dividend declared ($0.25 per share)	—	—	—	(18,728)	—	(18,728)	—	(18,728)
Contributions from non-controlling interest	—	—	—	—	—	—	4,554	4,554
Common stock-based compensation plans activity:
Equity-based compensation	—	—	15,906	—	—	15,906	—	15,906
Proceeds from options exercised	—	296	(168)	—	—	128	—	128
Shares withheld for tax payments related to vested restricted stock and stock units	5	(2,993)	(5)	—	—	(2,993)	—	(2,993)
Balance at December 31, 2019	$823	$(180,912)	$1,185,116	$(279,956)	$(19,854)	$705,217	$11,363	$716,580
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities:
Net (loss) income	$(329,757)	$(200,821)	$145,206
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	179,444	148,832	97,233
Goodwill and other asset impairments	363,847	281,899	—
Debt issuance amortization	5,597	4,044	1,382
Original issue discount amortization	1,053	832	372
Gain on valuation change of royalty note payable	(16,854)	—	—
Inventory step-up adjustments	22,373	20,107	3,812
Deferred income taxes	(101,682)	(31,070)	(20,601)
Deferred revenue	(74,910)	(36,720)	28,438
(Loss) gain on disposal of property, plant and equipment	1,573	(5,170)	415
Equity-based compensation	15,906	22,337	25,050
Bad debt provision, net of recoveries	3,466	315	1,529
Other	(12,042)	(13,536)	13,929
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	33,837	56,815	(110,920)
Inventories	11,182	(7,022)	(8,637)
Prepaid expenses and other current assets	8,547	(2,678)	8,787
Income taxes	1,725	(3,764)	1,469
Accounts payable and accrued expenses	21,024	26,907	43,654
Short-term and long-term obligations-vendor incentives	4,021	52,806	—
Liability for pension and other post-retirement benefits	2,734	4,608	(705)
Other noncurrent assets and liabilities	2,962	(8,015)	(8,400)
Net cash provided by operating activities	144,046	310,706	222,013
Investing activities:
Capital expenditures	(118,357)	(339,815)	(368,479)
Capitalized intellectual property costs	(3,932)	(10,046)	(3,586)
Acquisition of businesses, net of cash acquired	—	(743,249)	(119,801)
Proceeds from sale of property, plant and equipment	1,896	26,231	337
Net cash used in investing activities	(120,393)	(1,066,879)	(491,529)
Financing activities:
Dividends paid	(18,592)	(19,912)	(20,377)
Repurchase of common stock	—	(148,469)	(25,022)
Proceeds from options exercised	128	61	798
Tax payments related to shares withheld for vested restricted stock and stock units	(2,993)	(4,383)	(4,379)
Proceeds from long-term debt	—	1,280,000	—
Payments on long-term debt	(23,449)	(501,425)	(7,211)
Financing fees paid	—	(38,701)	—
Contributions from non-controlling interest	4,554	7,497	—
Principal payments on capital lease obligations	(59)	(564)	(951)
Net cash (used in) provided by financing activities	(40,411)	574,104	(57,142)
Net decrease in cash and cash equivalents	(16,758)	(182,069)	(326,658)
Cash and cash equivalents, beginning of period	202,498	384,567	711,225
Cash and cash equivalents, end of period	$185,740	$202,498	$384,567

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$87,286	$66,769	$24,490
Taxes, net of refunds	$(14,741)	$5,373	$8,958
Related party purchases	$—	$2,958	$4,942
Non-cash Items:
Equipment received	$—	$—	$18,185
Accrued capital expenditures	$27,646	$36,008	$16,534
Capital lease assumed by third-party	$—	$119	$—
Asset retirement obligation assumed by third-party	$—	$2,116	$—
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—ORGANIZATION
U.S. Silica Holdings, Inc. (“Holdings,” and together with its subsidiaries “we,” “us” or the “Company”) is a performance materials company and a leading producer of commercial silica used in the oil and gas industry and in a wide range of industrial applications. In addition, through our acquisition of EP Minerals, LLC ("EPM") and its affiliated companies, we are an industry leader in the production of products derived from diatomaceous earth, perlite, engineered clays, and non-activated clays. During our 120-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver products to customers across our end markets. Our operations are organized into two reportable segments based on end markets served: (1) Oil & Gas Proppants and (2) Industrial & Specialty Products. See Note W - Segment Reporting for more information on our reportable segments.
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
During the third quarter of 2018 we finalized a shareholders' agreement with unrelated parties to form a limited liability company with the purpose of constructing and operating a water pipeline to transport and sell water. In connection with the shareholders’ agreement, we acquired a 50% equity ownership for $3.2 million, with a maximum initial capital contribution of $7.0 million, and a water rights intangible asset for $0.7 million. Based on our evaluation, we determined that this limited liability company is a VIE of which we are the primary beneficiary and therefore we are required to consolidate it. As of December 31, 2019, the VIE had total assets of $18.3 million and total liabilities of $0.4 million. We made capital contributions in the amounts of $0.4 million and $7.0 million during the years ended December 31, 2019 and December 31, 2018, respectively.

Reclassifications

Certain reclassifications of prior period presentations have been made to conform to the current period presentation.
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
Accounts Receivable
The majority of our accounts receivable are due from companies in the oil and natural gas drilling, building and construction products, filler and extenders, filtration, glass, absorbents, foundry, sports and recreation, and other major industries. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. Ongoing credit evaluations are performed. We write-off accounts receivable when they are deemed uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. See Note F - Accounts Receivable and Note U - Revenue.
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
See Note I - Goodwill and Intangible Assets.

Leases

We lease railroad cars, office space, mining property, mining/processing equipment and transportation and other equipment. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities, and operating lease liabilities in our consolidated balance sheets. Finance leases are included in property, plant and mine development, current portion of long-term debt, and long-term debt in our consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The ROU assets also include any lease payments made at or before the commencement date of the lease and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, the latter of which are generally accounted for separately. See Note S - Leases.
We periodically evaluate whether current events or circumstances indicate that the carrying value of our right-of-use assets exceeds fair value. If circumstances indicate an impairment exists, we estimate fair value primarily utilizing internally developed cash flow models and quoted market prices, discounted at an appropriate weighted average cost of capital. If the undiscounted cash flows are less than the carrying value of the assets, we recognize an impairment loss equal to the amount by which the carrying value exceeds the fair value of the assets.
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
We typically invoice our customers on a weekly or monthly basis; however, some customers receive invoices upon well-site operation completion. Standard collection terms are net 30 days, although extended terms are offered in competitive situations. We typically recognize revenue for specific, dedicated equipment set rental arrangements under ASC 842, Leases. For the remaining components of service revenue, we have applied the practical expedient allowed under ASC 606-10-55-18 to recognize transportation revenues in proportion to the amount we have the right to invoice.
Contracts with Multiple Performance Obligations
From time to time, we may enter into contracts that contain multiple performance obligations, such as work orders containing a combination of product, transportation, equipment rentals, and contract labor services. For these arrangements, we allocate the transaction price to each performance obligation identified in the contract based on relative standalone selling prices, or estimates of such prices, and recognize the related revenue as control of each individual product or service is transferred to the customer, in satisfaction of the corresponding performance obligations. We typically invoice our customers on a weekly or monthly basis; however, some customers receive invoices upon well-site operation completion. Standard collection terms are net 30 days, although extended terms are offered in competitive situations.
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
Debt Issuance Costs
The Company defers costs directly associated with acquiring third-party financing, primarily loan origination costs and related professional expenses. Debt issuance costs are deferred and amortized using the effective interest rate method over the term of our senior secured Term Loan facility and the straight-line method for our Revolver facility. Debt issuance costs related to long-term debt are reflected as a direct deduction from the carrying amount of the debt. Amortization included in interest expense was $5.6 million for the year ended December 31, 2019, and $4.0 million and $1.4 million for the years ended December 31, 2018 and 2017. See Note K - Debt.
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
Self-Insurance
We are self-insured for various levels of employee health insurance coverage, workers’ compensation and third-party product liability claims alleging occupational disease. We purchase insurance coverage for claim amounts which exceed our self-insured retentions. Depending on the type of insurance, these self-insured retentions range from $0.1 million to $0.5 million per occurrence. Our insurance reserves are accrued based on estimates of the ultimate cost of claims expected to occur during the covered period. Our insurance reserves are accrued based on estimates of the ultimate cost of claims expected to occur during the covered period. These estimates are prepared with the assistance of outside actuaries and consultants. Our actuaries periodically review the volume and amount of claims activity, and based upon their findings, we adjust our insurance reserves accordingly. The ultimate cost of claims for a covered period may differ from our original estimates. The current portion of our self-insurance reserves is included in accrued liabilities and the non-current portion is included in other long-term obligations in our Balance Sheets. As of December 31, 2019 and 2018, our self-insurance reserves totaled $6.6 million and $5.4 million, respectively, of which $4.1 million and $2.6 million, respectively, was classified as current.
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
Advertising Costs
We recognize advertising expense when incurred as selling, general and administrative expense. Advertising costs have not been a significant component of expense for the years ended December 31, 2019, 2018, or 2017.

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
Foreign Currency Translation
For our operations in countries where the functional currency is other than the U.S. dollar, balance sheet amounts are translated using the exchange rate in effect at the balance sheet date. Income statement amounts are translated monthly using the average exchange rate for the respective month. The gains and losses resulting from the changes in exchange rates from year-to-year are recorded as a component of accumulated other comprehensive income or loss as currency translation adjustments, net of tax. Any gains or losses on transactions in currencies other than the functional currency are included in other income (expense), net, including interest income. For the years ended December 31, 2019 and 2018, we recorded net realized foreign currency transaction losses of $0.2 million and $0.6 million, respectively. We had no significant foreign operations during the year ended December 31, 2017.
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
On January 1, 2019, we adopted the new accounting standard using the modified retrospective approach. We elected the package of practical expedients permitted under the transition guidance, which allowed us to account for our existing operating leases without reassessing (a) whether the contracts contain a lease under the new standard, (b) whether classification of the operating leases would be different in accordance with the new standard, or (c) whether the unamortized initial direct costs before transition adjustments would have met the definition of initial direct costs in the new standard at lease commencement. Adoption of the new standard resulted in the recognition of operating lease ROU assets of $223.0 million, which we have subsequently impaired during 2019 by $115.4 million, and lease liabilities of $222.7 million. The standard did not have a material impact on our consolidated statements of operations or cash flows. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note S - Leases.
In February 2018, the FASB issued Accounting Standards Update ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU provides that the stranded tax effects from the Tax Cuts and Jobs Act of 2017 in accumulated other comprehensive loss may be reclassified to retained earnings. The ASU was effective January 1, 2019, with early adoption permitted. We adopted the new accounting standard on January 1, 2019, and we do not intend to exercise the option to reclassify stranded tax effects within accumulated other comprehensive income.
New Accounting Pronouncements Not Yet Adopted
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20). The new guidance removes certain disclosure requirements for employers which sponsor defined benefit pension or other post-retirement plans, but also adds disclosure requirements for the weighted average interest crediting rates for cash balance plans and other plans with promised crediting rates and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The amendments also clarify disclosure requirements for the projected benefit obligation (PBO) and accumulated benefit obligation (ABO) and fair value of plan assets for plans with PBOs and ABOs in excess of plan assets. Entities should apply the amendments on a retrospective basis for all periods presented. The amendments in this Update are effective for public entities for fiscal years ending after December 15, 2020. We are currently evaluating the effect the guidance will have on our disclosures.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new guidance requires a customer in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The update is effective for calendar-year public business entities in 2020. We plan to adopt this guidance on a prospective basis and do not expect the adoption to have a significant impact on our Consolidated Statements of Operation.
In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. The amendments in this ASU clarified issues related to Topic 326. In Issue 1, the amendment in this ASU mitigate transition complexity by requiring that for nonpublic business entities the amendments in ASU 2016-13 are effective for fiscal years after December 15, 2021, including interim periods within those fiscal years. In Issue 2, the amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. The ASU is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. We expect the adoption of this standard will primarily impact our accounts receivable allowance estimating process, but do not expect a material impact to our consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this Update simplify the accounting for income taxes by removing several exceptions and also simplify the accounting for income taxes by requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements (however, an entity may elect to do so on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority, requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date, and making minor codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We are currently evaluating the effect that the guidance will have on our financial statements and related disclosures.

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
The following table shows the computation of basic and diluted earnings per share for the years ended December 31, 2019, 2018 and 2017:

In thousands, except per share amounts	Year ended December 31,
	2019	2018	2017
Numerator:
Net (loss) income attributable to U.S. Silica Holdings, Inc.	$(329,082)	$(200,808)	$145,206

Denominator:
Weighted average shares outstanding	73,253	76,453	81,051
Diluted effect of stock awards	—	—	909
Weighted average shares outstanding assuming dilution	73,253	76,453	81,960

(Loss) earnings per share attributable to U.S. Silica Holdings, Inc.:
Basic (loss) earnings per share	$(4.49)	$(2.63)	$1.79
Diluted (loss) earnings per share	$(4.49)	$(2.63)	$1.77

Potentially dilutive shares (in thousands) of 68 and 443 for the year ended December 31, 2019 and 2018, respectively, were excluded from the calculation of diluted weighted average shares outstanding and diluted earnings per share because we were in a loss position. Certain stock options, restricted stock awards and performance share units were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Such stock awards (in thousands) excluded from the calculation of diluted earnings (loss) per common share were as follows:

	Year ended December 31,
	2019	2018	2017
Stock options excluded	711	574	195
Restricted stock and performance share units awards excluded	1,298	155	305

NOTE D—CAPITAL STRUCTURE AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Common Stock
Our Amended and Restated Certificate of Incorporation authorizes up to 500,000,000 shares of common stock, par value of $0.01. Subject to the rights of holders of any series of preferred stock, all of the voting power of the stockholders of Holdings shall be vested in the holders of the common stock. There were 82,601,926 shares issued and 73,601,950 shares outstanding at December 31, 2019. There were 81,811,977 shares issued and 73,148,853 shares outstanding at December 31, 2018.
During the year ended December 31, 2019, our Board of Directors declared quarterly cash dividends as follows:

Dividends per Common Share	Declaration Date	Record Date	Payable Date
$0.0625	February 15, 2019	March 14, 2019	April 4, 2019
$0.0625	May 13, 2019	June 14, 2019	July 5, 2019
$0.0625	July 18, 2019	September 13, 2019	October 3, 2019
$0.0625	November 12, 2019	December 13, 2019	January 3, 2020

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
There were no shares of preferred stock issued or outstanding at December 31, 2019 or December 31, 2018. At present, we have no plans to issue any preferred stock.
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
In May 2018, our Board of Directors authorized the repurchase of up to $200 million of our common stock. As of December 31, 2019, we have repurchased a total of 5,036,139 shares of our common stock at an average price of $14.59 and have $126.5 million of remaining availability under this program.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of fair value adjustments associated with cash flow hedges, accumulated adjustments for net experience losses and prior service cost related to employee benefit plans and foreign currency translation adjustments, net of tax. The following table presents the changes in accumulated other comprehensive loss by component (in thousands) during the year ended December 31, 2019:

	For the Year Ended December 31, 2019
	Unrealized loss on cash flow hedges	Foreign currency translation adjustments	Pension and other post-retirement benefits liability	Total
Beginning Balance	$(1,621)	$(620)	$(12,779)	$(15,020)
Other comprehensive loss before reclassifications	(1,432)	(188)	(4,450)	(6,070)
Amounts reclassed from accumulated other comprehensive loss	—	—	1,236	1,236
Ending Balance	$(3,053)	$(808)	$(15,993)	$(19,854)

Any amounts reclassified from accumulated other comprehensive loss related to cash flow hedges are included in interest expense in our Consolidated Statements of Operations and amounts reclassified related to pension and other post-retirement benefits are included in the computation of net periodic benefit costs at their pre-tax amounts.

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
The valued trade names have an indefinite life based on our plans and expectations for the trade names going forward and are reviewed for impairment under ASC 350-30-35.

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
We have accounted for the acquisition of EPMH under the acquisition method of accounting in accordance with ASC 805, Business Combinations, and have accounted for measurement period adjustments in accordance with ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. Estimates of fair value included in the Consolidated Financial Statements represent our best estimates and valuations. In accordance with the acquisition method of accounting, the allocation of consideration value was subject to adjustment until we completed our analysis in the second quarter of 2019.

The following table sets forth the final allocation of the purchase price to EPMH's identifiable tangible and intangible assets acquired and liabilities assumed, including measurement period adjustments (in thousands):

Final allocation of purchase price:	Estimate as of December 31, 2018	Measurement Period Adjustments	Purchase Price Allocation
Accounts receivable, net	$43,305	$—	$43,305
Inventories	86,112	—	86,112
Property, plant and mine development	148,495	(1,937)	146,558
Mineral rights	419,469	(10,580)	408,889
Identifiable intangible assets - finite lived	10,270	(1,500)	8,770
Identifiable intangible assets - indefinite lived	38,050	(1,250)	36,800
Prepaids and deposits	2,072	(245)	1,827
Other assets	7,474	—	7,474
Goodwill	150,628	12,184	162,812
Total assets acquired	905,875	(3,328)	902,547
Accounts payable	13,435	—	13,435
Accrued expenses and other current liabilities	10,304	—	10,304
Deferred tax liabilities	122,811	(3,328)	119,483
Long term obligations	16,076	—	16,076
Total liabilities assumed	$162,626	$(3,328)	$159,298
Net assets acquired	$743,249	$—	$743,249

The acquired intangible assets and the related estimated useful lives consist of the following:

	Approximate Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Technology and intellectual property	$1,400	15
Customer relationships	7,370	15
Total identifiable intangible assets - finite lived	$8,770

Trade names	$36,800
Total identifiable intangible assets - indefinite lived	$36,800

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

	For the year ended December 31,
	2018	2017
Sales	$1,659,775	$1,454,070
Net (loss) income	$(179,220)	$116,899
Basic (loss) earnings per share	$(2.34)	$1.44
Diluted (loss) earnings per share	$(2.34)	$1.43

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

For the year ended December 31,
2017
Sales	$1,287,202
Net income	$143,604
Basic earnings per share	$1.77
Diluted earnings per share	$1.75

NOTE F—ACCOUNTS RECEIVABLE
At December 31, 2019 and December 31, 2018, accounts receivable (in thousands) consisted of the following:

	December 31, 2019	December 31, 2018
Trade receivables	$178,182	$198,435
Less: Allowance for doubtful accounts	(8,984)	(6,751)
Net trade receivables	169,198	191,684
Other receivables(1)	13,040	23,802
Total accounts receivable	$182,238	$215,486

(1)
At December 31, 2019, other receivables include $8.1 million of refundable alternative minimum tax credits. At December 31, 2018, other receivables included $16.0 million of refundable alternative minimum tax credits that were refunded during the third quarter of 2019.

Changes in our allowance for doubtful accounts (in thousands) during the years ended December 31, 2019 and 2018 were as follows:

	December 31, 2019	December 31, 2018
Beginning balance	$6,751	$7,100
Bad debt provision	3,466	315
Write-offs	(1,233)	(664)
Ending balance	$8,984	$6,751

Our ten largest customers accounted for approximately 43%, 48% and 58% of total sales during the year ended December 31, 2019, 2018 and 2017, respectively. Sales to one of our customers accounted for 11% of our total sales during the year ended December 31, 2019. Sales to one of our customers accounted for 15% of our total sales during the year ended December 31, 2018. Sales to two of our customers accounted for 15% and 12% of our total sales during the year ended December 31, 2017. No other customers accounted for 10% or more of our total sales. At December 31, 2019, one of our customers' accounts receivable represented 12% of our total trade accounts receivable, net of allowance. At December 31, 2018, the same customer's accounts receivable represented 18% of our total trade accounts receivable, net of allowance. No other customers accounted for 10% or more of our total trade accounts receivable.
NOTE G—INVENTORIES
At December 31, 2019 and December 31, 2018, inventories (in thousands) consisted of the following:

	December 31, 2019	December 31, 2018
Supplies	$47,277	$41,453
Raw materials and work in process	41,167	68,474
Finished goods	35,988	52,160
Total inventories	$124,432	$162,087

The decrease in inventories is primarily attributable to the amortization of inventory fair value step-up from purchase accounting as well as from write-offs of obsolete inventory, write-downs of inventory to net realizable value and impairments of unused inventory at frac sand plants we idled. See Note Z - Impairments for additional information.

NOTE H—PROPERTY, PLANT AND MINE DEVELOPMENT
At December 31, 2019 and December 31, 2018, property, plant and mine development (in thousands) consisted of the following:

	December 31, 2019	December 31, 2018
Mining property and mine development	$794,899	$995,759
Asset retirement cost	18,260	12,732
Land	57,082	55,502
Land improvements	73,203	67,729
Buildings	69,112	64,515
Machinery and equipment	1,152,898	958,357
Furniture and fixtures	4,068	3,599
Construction-in-progress	54,675	167,933
	2,224,197	2,326,126
Accumulated depletion, depreciation, amortization and impairment charges	(706,610)	(499,823)
Total property, plant and mine development, net	$1,517,587	$1,826,303

Depreciation, depletion, and amortization expense related to property, plant and mine development for the years ended December 31, 2019 and 2018 was $168.6 million and $139.1 million, respectively. At December 31, 2019 and December 31, 2018, the aggregate cost of machinery and equipment acquired under finance leases was $0.3 million and $0.5 million, respectively, reduced by accumulated depreciation of $0.2 million and $0.2 million, respectively. The amount of interest costs capitalized in property, plant and mine development was $2.0 million and $6.7 million for the year ended December 31, 2019 and 2018, respectively.
During 2019, impairment charges of approximately $243.1 million were recorded mainly related to facilities that have reduced capacity or have been idled, including Tyler, Texas, Sparta, Wisconsin, and Utica, Illinois. During 2018, impairment charges of approximately $109.9 million were recorded mainly related to facilities that have reduced capacity or have been idled, including Voca, Texas, Fairchild, Wisconsin, Rochelle, Illinois, and Peru, Illinois. These charges relate to the Oil & Gas Segment and are recorded in "Goodwill and other asset impairments" in the Consolidated Statements of Operations. See Note Z - Impairments for additional information.
During 2019, management approved the disposal of certain non-operating parcels of land. The assets had a combined carrying value of approximately $1.3 million. The proceeds of the disposals were expected to exceed the net carrying value of the assets and, accordingly, no impairment loss was recognized on these assets held for sale. The assets were previously classified as Land, therefore, no adjustments were needed for depreciation of these assets. During the fourth quarter of 2019, we sold a portion of these assets at a gain of $0.6 million, which was recorded in Other income, net, including interest income in the Consolidated Statements of Operations. At December 31, 2019, the remaining balance of assets held for sale included in Prepaid expenses and other current assets in the Consolidated Balance Sheets is $0.1 million, which we expect to dispose of within one year of the balance sheet date.
On March 21, 2018, we completed the sale of three transload facilities located in the Permian, Eagle Ford, and Marcellus Basins to CIG Logistics (“CIG”) for total consideration of $86.1 million, including the assumption by CIG of $2.2 million of Company obligations. Total cash consideration was $83.9 million. The consideration includes receipt of a vendor incentive from CIG to enter into master transloading service arrangements. Of the total consideration, $25.8 million was allocated to the fair value of the transload facilities, which had a net book value of $20.0 million and resulted in a gain on sale of $5.8 million. The consideration included a related asset retirement obligation of $2.1 million and an equipment note of $0.1 million assumed by CIG. In addition, $60.3 million of the consideration received in excess of the facilities' fair value was allocated to vendor incentives to be recognized as a reduction of costs using a service-level methodology over the contract lives of the transloading service arrangements. At December 31, 2019, vendor incentives of $26.6 million were classified in accounts payable and accrued expenses on our balance sheet. At December 31, 2018, vendor incentives of $12.5 million and $33.8 million were classified in accounts payable and accrued expenses and in other long-term obligations, respectively, on our balance sheet.
Separately, on March 21, 2018, we accrued $7.9 million in contract termination costs for facilities contracts operated by third-parties, which will not transfer to CIG. During the second quarter of 2018, as a result of the final settlement of these contracts, we recorded a $2.7 million credit in selling, general and administrative expenses on our Income Statement.

NOTE I—GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill (in thousands) by business segment consisted of the following:

	Oil & Gas Proppants Segment	Industrial & Specialty Products Segment	Total
Balance at December 31, 2017	247,467	24,612	272,079

MS Sand acquisition measurement period adjustment	2,800	—	2,800
EPMH acquisition and measurement period adjustment	—	150,628	150,628
Oil & Gas Sand impairment	(164,167)	—	(164,167)

Goodwill	250,267	175,240	425,507
Impairment losses	(164,167)	—	(164,167)
Balance at December 31, 2018	86,100	175,240	261,340

EPMH acquisition measurement period adjustment	—	12,184	12,184
Balance at December 31, 2019	$86,100	$187,424	$273,524

Goodwill and trade names are evaluated for impairment annually as of October 31, or more frequently when indicators of impairment exist. We evaluated events and circumstances since the date of our last qualitative assessment, including macroeconomic conditions, industry and market conditions, and our overall financial performance. After assessing the totality of the events and circumstances, we determined that it was not more likely than not that the fair value of our reporting units was less than their carrying amount and no impairment existed related to goodwill or trade names as of December 31, 2019.

During 2018, subsequent to our annual impairment test, we experienced a declining shift in demand for Northern White sand caused by some of our customers shifting to local in-basin frac sands with lower logistics costs. Our largest customer at our Voca, Texas plant did not renew their contract, instead opting to sign a new contract with us for local in-basin frac sand. Additionally, Northern White Sand operations and reserves in Fairchild, Wisconsin and Peru, Illinois experienced a similar significant fourth quarter decline in demand due to customers' shift to local in-basin sand closer to their operations.

As a result of these triggering events, we performed a quantitative analysis and determined that the goodwill of our Oil & Gas Sand reporting unit was impaired. We recognized goodwill impairment charges of $164.2 million and intangible asset impairment charges related to trade names of $4.5 million during the fourth quarter of 2018. These impairment charges were recorded in the "Goodwill and other asset impairments" caption of our Consolidated Statements of Operations. The fair value of our reporting units was determined using a combination of the discounted cash flow method and the market multiples approach.

The changes in the carrying amount of intangible assets (in thousands) consisted of the following:

	December 31, 2019				December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Impairments	Net	Gross Carrying Amount	Accumulated Amortization	Impairments	Net

Technology and intellectual property	$86,183	$(17,080)	—	$69,103	$83,616	$(11,168)	—	$72,448
Customer relationships	68,599	(18,737)	$(1,240)	48,622	68,664	(13,826)	—	54,838
Total definite-lived intangible assets:	$154,782	$(35,817)	$(1,240)	$117,725	$152,280	$(24,994)	$—	$127,286
Trade names	65,390	—	—	65,390	71,118	—	(4,478)	66,640
Other	700	—	—	700	700	—	—	700
Total intangible assets:	$220,872	$(35,817)	$(1,240)	$183,815	$224,098	$(24,994)	$(4,478)	$194,626

We recorded a $1.2 million impairment of customer relationships and a $4.5 million impairment of trade names as of December 31, 2019 and 2018, respectively, in the Oil & Gas Segment. These impairment charges were recorded in the "Goodwill and other asset impairments" caption of our Consolidated Statements of Operations. See Note Z - Impairments for additional information.

Estimated useful life of technology and intellectual property is 15 years. Estimated useful life of customer relationships is a range of 13 - 15 years.

During the first quarter of 2019, measurement period adjustments related to the Company's EPMH acquisition decreased the gross carrying amounts of the technology and intellectual property by $1.5 million and the trade names by $1.3 million. See Note E - Business Combinations.

Amortization expense was $10.8 million, $9.7 million and $8.8 million for the years ended December 31, 2019, 2018, and 2017, respectively.

The estimated amortization expense related to definite-lived intangible assets (in thousands) for the five succeeding years is as follows:

2020	$10,863
2021	10,861
2022	10,846
2023	10,841
2024	10,843

NOTE J—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
At December 31, 2019 and 2018, accounts payable and accrued liabilities (in thousands) consisted of the following:

	December 31,
	2019	2018
Trade payables	$181,029	$166,296
Accrued salaries and wages	12,385	12,291
Accrued vacation liability	3,053	3,503
Current portion of liability for pension and post-retirement benefits	2,993	2,708
Accrued healthcare liability	4,078	2,702
Accrued property taxes and sales taxes	4,070	4,490
Vendor incentives	26,617	12,508
Other accrued liabilities	14,012	11,902
Accounts payable and accrued liabilities	$248,237	$216,400

Other accrued liabilities consist of employer related expenses, dividends payable, royalties payable, accrued interest payable, and other items.
Certain reclassifications of prior year's amounts have been made to conform to the current year presentation. In conforming to the current year presentation, trade payables were decreased by $12.5 million and included in the vendor incentives line item. See Note H - Property, Plant and Mine Development for more information related to vendor incentives.

NOTE K—DEBT
At December 31, 2019 and 2018, debt (in thousands) consisted of the following:

	December 31, 2019	December 31, 2018
Senior secured credit facility:
Revolver expiring May 1, 2023 (7.75% at December 31, 2019 and 8.50% at December 31, 2018)	$—	$—
Term Loan facility—final maturity May 1, 2025 (5.81% at December 31, 2019 and 6.56% December 31, 2018)	1,247,600	1,270,400
Less: Unamortized original issue discount	(5,412)	(6,511)
Less: Unamortized debt issuance cost	(25,390)	(31,310)
Note payable secured by royalty interest	10,438	26,511
Insurance financing notes payable	5,055	—
Equipment notes payable	87	321
Finance leases	70	344
Total debt	1,232,448	1,259,755
Less: current portion	(18,463)	(13,327)
Total long-term portion of debt	$1,213,985	$1,246,428

Senior Secured Credit Facility
On May 1, 2018, we entered into a Third Amended and Restated Credit Agreement (the "Credit Agreement"), which increased our existing senior debt by entering into a new $1.380 billion senior secured Credit Facility, consisting of a $1.280 billion term loan (the "Term Loan") and a $100 million revolving credit facility (the "Revolver") (collectively the "Credit Facility") that may also be used for swingline loans or letters of credit, and we may elect to increase the term loan in accordance with the terms of the Credit Agreement. Borrowings under the Credit Agreement will bear interest at variable rates as determined at our election, at LIBOR or a base rate, in each case, plus an applicable margin. In addition, under the Credit Agreement, we are required to pay a per annum facility fee and fees for letters of credit. The Credit Agreement is secured by substantially all of our assets and of our domestic subsidiaries' assets and a pledge of the equity interests in such entities. The Term Loan matures on May 1, 2025, and the Revolver expires on May 1, 2023. We capitalized $38.7 million in debt issuance costs and original issue discount as a result of the new Credit Agreement.
The Credit Agreement contains covenants that, among other things, limit our ability, and certain of our subsidiaries' abilities, to create, incur or assume indebtedness and liens, to make acquisitions or investments, to sell assets and to pay dividends. The Credit Agreement also requires us to maintain a consolidated leverage ratio of no more than 3.75:1.00 as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 30% of the Revolver commitment. These covenants are subject to a number of important exceptions and qualifications. The Credit Agreement includes events of default and other affirmative and negative covenants that are usual for facilities and transactions of this type. As of December 31, 2019, and 2018, we are in compliance with all covenants in accordance with our senior secured Credit Facility.
Term Loan
At December 31, 2019, contractual maturities of our senior secured Credit Facility (in thousands) are as follows:

2020	$12,800
2021	12,800
2022	12,800
2023	12,800
2024	12,800
Thereafter	1,183,600
Total	$1,247,600

During the third quarter of 2019, we repurchased outstanding debt under the Term Loan in the amount of $10 million at a rate of 95.5%. Debt issuance costs and original issue discount were recalculated with the reduced future debt payments, and additional costs of approximately $0.4 million were expensed. As a result, we recorded a gain on extinguishment of debt in the amount of $0.1 million. The gain on extinguishment was recorded in Other income, net, including interest income in the Consolidated Statements of Operations.
Revolving Line-of-Credit
We have a $100.0 million Revolver with zero drawn and $6.5 million allocated for letters of credit as of December 31, 2019, leaving $93.5 million available under the Revolver. Based on our consolidated leverage ratio of 4.30:1.00 as of December 31, 2019, we may draw up to $30.0 million without the consent of our lenders. With the consent of our lenders, we have access to the full availability of the Revolver.
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

2020	$454
2021	378
2022	434
2023	499
2024	570
Thereafter	8,103

Under this agreement once a certain number of tons have been shipped from the Tyler facility, the minimum payments will decrease to $0.5 million per year, subject to proration in the period this threshold is met.
The royalty note payable fair value was estimated to be $22.5 million on the acquisition date. The estimate was made using a discounted cash flow model, which calculated the present value of projected future cash payments required under the agreement using a discounted rate of 14%. As of December 31, 2019, the note payable had a fair value of $10.4 million. The decrease in fair value of the note payable amount is due to changes in our estimate of future tonnages and sales related to the sand shipped from our Tyler, Texas facility. We no longer expect any future tonnages and sales related to this facility, which has been idled. The note payable has been reduced to the discounted value of the future minimum payments as required by contract. These changes in estimate resulted in gains that were recorded in Other income, net, including interest income in the Consolidated Statements of Operations. Gains in the amount of $16.9 million were recorded during 2019. The effective interest rate based on the updated projected future cash payments was 14% at December 31, 2019. Other changes in fair value of the note payable amount may result if estimates of future tonnages and sales increase or decrease.
Insurance Financing Notes Payable
During the third quarter of 2019, we renewed our insurance policies and financed the payments through notes payable with a stated interest rate of 4.5%. These payments will be made in installments throughout a ten-month period and, as such, have been classified as current debt. As of December 31, 2019, the notes payable had a balance of $5.1 million.
NOTE L—DEFERRED REVENUE
We enter into certain customer supply agreements which give the customers the right to purchase certain products for a discounted price at certain volumes over an average initial contract term of one to fifteen years. The advance payments represent future purchases and are recorded as deferred revenue, recognized as revenue over the contract term of each supply agreement. During the year ended December 31, 2019 we received advances of $12.2 million. At December 31, 2019 and 2018, the total deferred revenue balance was $50.6 million and $113.3 million, respectively, of which $15.1 million and $31.6 million was classified as current on our Balance Sheets.

The decrease in the current year balance is partially attributable to revenue recognized as variable consideration from shortfall penalties assessed to multiple customers according to contract terms. In some cases, amounts recorded are estimates which are in negotiation and may increase or decrease. We believe this is the best estimate of revenue to recognize as of December 31, 2019.
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
As of December 31, 2019 and 2018, we had a liability of $25.8 million and $18.4 million, respectively, in other long-term obligations related to our asset retirement obligations. Changes in the asset retirement obligations (in thousands) during the years ended December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
Beginning balance	$18,413	$19,032
Accretion	1,531	1,214
Additions and revisions of prior estimates	5,881	(319)
Addition related to EPMH acquisition	—	2,733
EPMH measurement period adjustment	—	(2,131)
Disposal related to sale of transloads	—	(2,116)
Ending balance	$25,825	$18,413
The increase in liability is primarily attributable to additions due to increased environmental and acreage disturbance at certain plant sites and revisions of estimates of closure dates of certain plants sites.
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
Cash Equivalents
Due to the short-term maturity, we believe our cash equivalent instruments at December 31, 2019 and 2018, approximate their reported carrying values.
Long-Term Debt, Including Current Maturities
We believe that the fair values of our long-term debt, including current maturities, approximate their carrying values based on their effective interest rates compared to current market rates.
Changes in the fair value of the royalty note payable utilize Level 3 inputs, such as estimates of future tonnages sold and average sales price. See Note K - Debt for more information on the change in fair value during the year ended December 31, 2019.

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default of ourselves and our counterparties. However, as of December 31, 2019, we have assessed that the impact of the credit valuation adjustments on the overall valuation of our derivative positions is not significant. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. See Note O - Derivative Instruments for more information.

NOTE O—DERIVATIVE INSTRUMENTS
Cash Flow Hedges of Interest Rate Risk
We enter into interest rate swap agreements in connection with our Term Loan facility to add stability to interest expense and to manage our exposure to interest rate movements. The derivative instruments are recorded on the balance sheet within other current or long-term assets or liabilities based on maturity dates at their fair values. As of December 31, 2019, the fair value of our interest rate swaps was a liability of $2.8 million and a liability of $1.3 million which are classified within accounts payable and accrued liabilities on our balance sheet. Our interest rate cap matured on June 30, 2019. At December 31, 2018, the fair value of our two interest rate swaps was a liability of $1.5 million and a liability of $0.7 million and were classified within other long-term liabilities on our balance sheet. The fair value of our interest rate cap was zero. We have designated the interest rate swap agreements as qualified cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings.
The following table summarizes the fair value of our derivative instruments (in thousands, except contract/notional amount). See Note N - Fair Value Accounting for more information regarding the estimated fair values of our derivative instruments at December 31, 2019 and 2018.

	December 31, 2019					December 31, 2018
	Maturity Date	Contract/Notional Amount		Carrying Amount	Fair Value	Maturity Date	Contract/Notional Amount		Carrying Amount	Fair Value
LIBOR(1) interest rate swap agreement	2020	$440	million	$(2,768)	$(2,768)	2020	$440	million	$(1,475)	$(1,475)
LIBOR(1) interest rate swap agreement	2020	$200	million	$(1,259)	$(1,259)	2020	$200	million	$(663)	$(663)
LIBOR interest rate cap agreement		$—		$—	$—	2019	$249	million	$—	$—
(1) Agreements fix the LIBOR interest rate base to 2.74%
On May 1, 2018, as a result of entering into the new Credit Agreement, we determined the existing interest rate cap derivative no longer qualified for hedge accounting. During the year ended December 31, 2018 we recognized $76 thousand of deferred losses in accumulated other comprehensive loss into earnings.
During the year ended December 31, 2019, we had no ineffectiveness for the interest rate swap derivatives.

The following table summarizes the effect of derivative instruments (in thousands) on our income statements and our consolidated statements of comprehensive income for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Deferred losses from derivatives in OCI, beginning of period	$(1,621)	$(76)	$(32)
(Loss) gain recognized in OCI from derivative instruments	(1,432)	(1,622)	(45)
Loss reclassified from Accumulated OCI	—	77	1
Deferred losses from derivatives in OCI, end of period	$(3,053)	$(1,621)	$(76)

NOTE P—EQUITY-BASED COMPENSATION
In July 2011, we adopted the U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan (the “2011 Plan”), which was amended and restated in May 2015. The 2011 Plan provides for grants of stock options, restricted stock, performance share units and other incentive-based awards. We believe our 2011 Plan aligns the interests of our employees and directors with those of our common stockholders. At December 31, 2019, we have 1,769,759 shares of common stock that may be issued under the 2011 Plan. We use a combination of treasury stock and new shares if necessary to satisfy option exercises or vesting of restricted awards and performance share units.
Stock Options

The following table summarizes the status of, and changes in, our stock option awards during the year ended December 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2018	901,996	$28.52	$18,566	4.8 years
Granted	—	—	—
Exercised	(10,000)	12.87	—
Forfeited	—	—	—
Expired	(65,338)	$25.16	$—
Outstanding at December 31, 2019	826,658	$28.97	$—	4.1 years
Exercisable at December 31, 2019	826,658	$28.97	$11,557	4.1 years

There were no grants of stock options during the years ended December 31, 2019, 2018 and 2017.
There were 10,000, 4,167 and 43,774 stock options exercised during the years ended December 31, 2019, 2018 and 2017, respectively. The total intrinsic value of stock options exercised was $12 thousand, $0.1 million and $1.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. Cash received from stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $0.1 million, $0.1 million and $0.8 million, respectively. The tax benefit realized from stock option exercises was $3 thousand, $14 thousand and $0.4 million for the year ended December 31, 2019, 2018 and 2017, respectively.
As of December 31, 2019, there was no unrecognized compensation expense related to these options. We recognized $1.4 million and $2.5 million of equity-based compensation expense related to options during the years ended December 31, 2018 and 2017, respectively. We account for forfeitures as they occur.

Restricted Stock and Restricted Stock Unit Awards
The following table summarizes the status of, and changes in, our unvested restricted stock awards during the year ended December 31, 2019:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2018	587,577	$25.18
Granted	814,387	13.42
Vested	(306,806)	26.18
Forfeited	(74,910)	20.09
Unvested, December 31, 2019	1,020,248	$15.86

We granted 814,387, 415,110 and 156,164 restricted stock and restricted stock unit awards during the years ended December 31, 2019, 2018 and 2017, respectively. The fair value of the awards was based on the market price of our stock at date of grant.
We recognized $8.2 million, $7.6 million and $7.1 million of equity-based compensation expense related to restricted stock awards during the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, there was $10.5 million of unrecognized compensation expense related to these restricted stock awards, which is expected to be recognized over a weighted-average period of 1.8 years.
Performance Share Unit Awards
The following table summarizes the status of, and changes in, our performance share unit awards during the year ended December 31, 2019:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2018	838,188	$39.44
Granted	607,130	15.58
Vested	(523,368)	37.83
Forfeited/Cancelled	(83,228)	25.60
Unvested, December 31, 2019	838,722	$18.00

We granted 607,130, 261,500 and 90,501 of performance share unit awards during the years ended December 31, 2019, 2018 and 2017, respectively. The grant date weighted average fair value of these awards was estimated to be $15.58, $31.24 and $67.69 for the years ended December 31, 2019, 2018 and 2017, respectively, and the number of units that will vest will depend on the percentage ranking of the Company's total shareholder return ("TSR") compared to the TSR for each of the companies in the peer group over the three year period from January 1, 2019 through December 31, 2021 for the 2019 grant, January 1, 2018 through December 31, 2020 for the 2018 grant, and from January 1, 2017 through December 31, 2019 for the 2017 grant. The related compensation expense is recognized on a straight-line basis over the vesting period.
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
We recognized $7.7 million, $13.3 million and $15.5 million of compensation expense related to performance share unit awards during the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, there was $7.4 million of unrecognized compensation expense related to these performance share unit awards, which is expected to be recognized over a weighted-average period of 1.7 years.

NOTE Q—COMMITMENTS AND CONTINGENCIES
Future Minimum Annual Commitments at December 31, 2019 (in thousands):

Year ending December 31,	Minimum Purchase Commitments
2020	$14,512
2021	9,253
2022	6,900
2023	6,900
2024	3,593
Thereafter	2,490
Total future purchase commitments	$43,648

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
Other Commitments and Contingencies
Our operating subsidiary, U.S. Silica Company (“U.S. Silica”), has been named as a defendant in various product liability claims alleging silica exposure causing silicosis. During the year ended December 31, 2019, 2018 and 2017, one, twenty and zero claims, respectively, were brought against U.S. Silica. As of December 31, 2019, there were 58 active silica-related products liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, it is not reasonably possible that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations that exceeds the accrual amounts.
We have recorded estimated liabilities for these claims in other long-term obligations as well as estimated recoveries under the indemnity agreement and an estimate of future recoveries under insurance in other assets on our consolidated balance sheets. As of both December 31, 2019 and 2018, other non-current assets included zero for insurance for third-party products liability claims and other long-term obligations included $0.9 million and $0.9 million, respectively, for third-party products liability claims.
One of our subsidiaries has also been named as a defendant in lawsuits regarding certain labor practices. If we are unsuccessful in defending the litigation, these cases could result in a material liability for us.
Obligations Under Guarantees
We have indemnified our insurers against any loss they may incur in the event that holders of surety bonds, issued on our behalf, execute the bonds. As of December 31, 2019, there were $42.6 million in bonds outstanding. The majority of these bonds, $30.9 million relate to reclamation requirements issued by various government authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to licenses, permits, and tax collections.

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
Net pension benefit cost (in thousands) consisted of the following for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Service cost	$1,304	$1,307	$1,037
Interest cost	5,375	4,632	3,971
Expected return on plan assets	(6,171)	(5,969)	(5,265)
Net amortization and deferral	1,648	2,526	1,773
Net pension benefit costs	$2,156	$2,496	$1,516

Net post-retirement benefit cost (in thousands) consisted of the following for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Service cost	$88	$102	$107
Interest cost	789	740	753
Expected return on plan assets	—	—	(1)
Unrecognized net (gain)/loss	(29)	—	—
Net post-retirement benefit costs	$848	$842	$859

The changes in benefit obligations and plan assets (in thousands), as well as the funded status (in thousands) of our pension and post-retirement plans at December 31, 2019 and 2018 are as follows:

	Pension Benefits		Post-retirement Benefits
	2019	2018	2019	2018
Benefit obligation at January 1,	$138,900	$122,052	$21,570	$22,771
Service cost	1,304	1,307	88	102
Interest cost	5,375	4,632	789	740
Actuarial (gain) loss	17,225	(10,263)	206	(965)
Benefits paid	(14,922)	(8,202)	(815)	(1,499)
Other(1)	609	29,374	216	421
Benefit obligation at December 31,	$148,491	$138,900	$22,054	$21,570
Fair value of plan assets at January 1,	$102,396	$92,067	$—	$—
Actual return on plan assets	17,919	(6,204)	—	—
Employer contributions	4,755	3,350	599	1,078
Benefits paid	(14,922)	(8,202)	(815)	(1,499)
Other(1)	283	21,385	216	421
Fair value of plan assets at December 31,	$110,431	$102,396	$—	$—
Plan assets less than benefit obligations at December 31 recognized as liability for pension and other post-retirement benefits	$(38,060)	$(36,504)	$(22,054)	$(21,570)

(1)	Includes opening pension benefit obligation and plan assets balances related to the May 1, 2018, EPMH acquisition and other adjustments.

The accumulated benefit obligation for the defined benefit pension plans, which excludes the assumption of future salary increases, totaled $148.5 million and $138.9 million at December 31, 2019 and 2018, respectively.
We also sponsor unfunded, nonqualified pension plans. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for these plans were $1.6 million, $1.6 million and zero, respectively, at December 31, 2019 and $1.5 million, $1.5 million and zero. respectively, at December 31, 2018.
Future estimated annual benefit payments (in thousands) for pension and post-retirement benefit obligations at December 31, 2019 are as follows:

	Benefits
		Post-retirement
	Pension	Before Medicare Subsidy	After Medicare Subsidy
2020	$10,025	$1,601	$1,431
2021	9,221	1,669	1,502
2022	9,195	1,686	1,520
2023	9,208	1,659	1,492
2024	9,551	1,677	1,513
2025-2029	45,386	7,526	6,677

Our best estimate of expected contributions to the pension and post-retirement medical benefit plans for the 2020 fiscal year are $5.1 million and $1.4 million, respectively.

The amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost (in thousands) during the following fiscal year are as follows:

	Benefits
	Pension	Post-retirement	Total
Net actuarial loss	$2,532	$—	$2,532
Prior service cost	534	—	534
	$3,066	$—	$3,066

The total amounts in accumulated other comprehensive income (loss) related to net actuarial loss, net of tax, for the pension and post-retirement plans was $22.1 million and $17.6 million as of December 31, 2019 and 2018, respectively. The total amounts in accumulated other comprehensive income (loss) related to prior service cost, net of tax, for the pension and post-retirement plans, was $2.2 million and $2.8 million as of December 31, 2019 and 2018, respectively.
The following weighted-average assumptions were used to determine our obligations under the plans:

	Pension Benefits		Post-retirement Benefits
	2019	2018	2019	2018
Discount rate	3.2%	4.4%	3.2%	4.3%
Long-term rate of compensation increase	3.0%-3.5%	3.0%-3.5%	N/A	N/A
Long-term rate of return on plan assets	6.3%	6.25%-7.15%	N/A	N/A
Health care cost trend rate:
Pre-65 initial rate/ultimate rate	N/A	N/A	7.0%/4.5%	7.3%/4.5%
Pre-65 ultimate year	N/A	N/A	—	—
Post-65 initial rate/ultimate rate	N/A	N/A	7.5%/4.5%	8.0%/4.5%
Post-65 ultimate year	N/A	N/A	2026/2027	2026/2027

The weighted average discount rate used to determine the projected pension and post-retirement obligations was updated to 3.2% at December 31, 2019 from 4.4% at December 31, 2018. The discount rate reflects the expected long-term rates of return with maturities comparable to payments for the plan obligations utilizing Aon Hewitt's AA Above Medium Curve.
Mortality tables used for pension benefits and post-retirement benefits plans are the following:

	Pension and Post-retirement Benefits
	2019	2018
Healthy Lives	Pri-2012 base mortality tables with generational mortality improvements using Scale MP-2019	RP-2014 mortality table, adjusted back to 2006 base rates, with generational mortality improvements using Scale MP-2018
Disabled Lives	Pri-2012 base mortality tables with generational mortality improvements using Scale MP-2019	RP-2014 disabled retiree mortality table, adjusted back to 2006 base rates, with generational mortality improvements using Scale MP-2018

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	One-Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost	$100	$(85)
Effect on post-retirement benefit obligation	2,341	(2,010)

The major investment categories and their relative percentage of the fair value of total plan assets as invested at December 31, 2019, and 2018 are as follows:

	Pension Benefits		Post-retirement Benefits(1)
	2019	2018	2019	2018
Equity securities	52.1%	42.1%	—%	—%
Debt securities	46.6%	55.5%	—%	—%
Cash	1.3%	2.4%	—%	—%

(1)	Retiree health benefits are paid by the Company as covered expenses are incurred.

The fair values of the pension plan assets (in thousands) at December 31, 2019, by asset category, are as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$1,385	$—	$1,385
Mutual funds:
Diversified emerging markets	4,942	—	—	4,942
Foreign large blend	19,183	—	—	19,183
Large-cap blend	20,738	—	—	20,738
Mid-cap blend	8,416	—	—	8,416
Real estate	4,309	—	—	4,309
Fixed income securities:
Corporate notes and bonds	37,664	—	—	37,664
U.S. Treasuries	10,894	—	—	10,894
Mortgage-backed securities	—	2,496	—	2,496
Asset-backed securities	—	404	—	404
Net asset	$106,146	$4,285	$—	$110,431
The fair values of the pension plan assets (in thousands) at December 31, 2018, by asset category, are as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$2,449	$—	$2,449
Mutual funds:
Diversified emerging markets	6,638	—	—	6,638
Foreign large blend	11,689	—	—	11,689
Large-cap blend	14,226	—	—	14,226
Mid-cap blend	6,819	—	—	6,819
Small-cap blend	522	—	—	522
Real estate	3,192	—	—	3,192
Fixed income securities:
Corporate notes and bonds	43,745	—	—	43,745
U.S. Treasuries	8,486	—	—	8,486
Mortgage-backed securities	—	3,578	—	3,578
Asset-backed securities	—	1,052	—	1,052
Net asset	$95,317	$7,079	$—	$102,396

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

A summary of each multiemployer pension plan for which we participate is presented below:

Pension Fund	EIN/ Pension Plan No.	Pension Protection Act Zone Status(1)		FIP/RP Status Pending/ Implemented	Company Contributions (in thousands)			Surcharge Imposed	Expiration Date of CBA
		2019	2018		2019	2018	2017
LIUNA	52-6074345/001	Red	Red	Yes	$385	$573	$223	Yes	5/31/2020
IUOE	36-6052390/001	Green	Green	No	310	1,385	40	No	7/31/2022
CSSS(2)	36-6044243/001	Red	Red	Yes	51	51	51	NA	NA

(1)	The Pension Protection Act of 2006 defines the zone status as follows: green—healthy, yellow—endangered, orange—seriously endangered and red—critical.

(2)	In 2011, we withdrew from the Central States, Southeast and Southwest Areas Pension Plan. The withdrawal liability of $1.0 million will be paid in monthly installments of $4,000 until 2031.
Our contributions to individual multiemployer pension funds did not exceed 5% of the fund’s total contributions for the years ended December 31, 2019, 2018 and 2017. Additionally, our contributions to multiemployer post-retirement benefit plans were immaterial for all periods presented in the accompanying consolidated financial statements.
We also sponsor a defined contribution plan covering certain employees. We contribute to the plan in two ways. For certain employees not covered by the defined benefit plan, we make a contribution equal to 4% of their salary. We may also contribute an employee discretionary match of up to 50 cents for each dollar contributed by an employee, up to 4% of their earnings. Finally, for some employees, we make a catch-up match of one dollar for each dollar contributed by an employee, up to 6% of catch-up contributions. Contributions were $6.1 million, $2.6 million and $3.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.
NOTE S— LEASES
We lease railroad cars, office space, mining property, mining/processing equipment, and transportation and other equipment. The majority of our leases have remaining lease terms of one year to 20 years. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We have lease agreements with lease and non-lease components, the latter of which are generally accounted for separately.
Supplemental balance sheet information related to leases (in thousands except for term and rate information) was as follows:

Leases	Classification	December 31, 2019
Assets
Operating	Operating lease right-of-use assets	$53,098
Total leased assets		$53,098
Liabilities
Current
Operating	Current portion of operating lease liabilities	$53,587
Non-Current
Operating	Operating lease liabilities	117,964
Total lease liabilities		$171,551

We recorded impairment charges of approximately $115.4 million related to the write down of value in the sand railcar fleet to their estimated fair value. These charges relate mainly to the Oil & Gas Segment and are recorded in "Goodwill and other asset impairments" in the Consolidated Statements of Operations. See Note Z - Impairments for additional information.

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. As most of our leases do not provide an implicit rate, in determining the lease liability and the present value of lease payments, we used our incremental borrowing rate based on the information available at the lease commencement date. The weighted average remaining lease term and discount rate as of December 31, 2019 related to leases are as follows:

Lease Term and Discount Rate
Weighted average remaining lease term (years):
Operating leases	4.5 years

Weighted average discount rate:
Operating leases	5.7%

The components of lease expense included in our Consolidated Statements of Operations were as follows:

Lease Costs	Classification	Year Ended December 31, 2019
Operating lease costs (1)	Cost of Sales	$88,966
Operating lease costs (2)	Selling, general, and administrative	3,993
Right-of-use asset impairment	Goodwill and other asset impairments	115,443
Total		$208,402
(1) Includes short-term operating lease costs of $18.2 million for the year ended December 31, 2019.
(2) Includes short-term operating lease costs of $0.7 million for the year ended December 31, 2019.
Supplemental cash flow information related to leases was as follows:

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$74,740

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$232,123

Maturities of lease liabilities as of December 31, 2019:

Maturities of lease liabilities	Operating leases
2020	$63,337
2021	44,276
2022	33,526
2023	22,380
2024	16,236
Thereafter	22,284
Total lease payments	$202,039
Less: Interest	30,488
Total	$171,551

NOTE T— INCOME TAXES
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

Income tax benefit (in thousands) consisted of the following for the years ended December 31, 2019, 2018 and 2017:

	Year ended December 31,
	2019	2018	2017
Current:
Federal	$—	$1,076	$(10,754)
State	(1,188)	(2,496)	(1,167)
Foreign	(1,343)	(518)	—
	(2,531)	(1,938)	(11,921)
Deferred:
Federal	90,457	25,578	22,641
State	11,225	5,492	(2,040)
Foreign	—	—	—
	101,682	31,070	20,601
Income tax benefit	$99,151	$29,132	$8,680

Income tax benefit (in thousands) differed from the amount that would be provided by applying the U.S. federal statutory rate for the years ended December 31, 2019, 2018 and 2017 due to the following:

	Year ended December 31,
	2019	2018	2017
Income tax (expense) benefit computed at U.S. federal statutory rate	$90,070	$48,290	$(47,784)
Decrease (increase) resulting from:
Statutory depletion	4,679	12,090	20,259
Goodwill impairment	—	(29,157)	—
Prior year tax return reconciliation	3,121	530	219
State income taxes, net of federal benefit	9,486	2,592	(2,267)
Adjustment to deferred taxes from the Tax Act rate reduction	—	—	35,772
Equity compensation	(6,440)	(653)	2,602
Other, net	(1,765)	(4,560)	(121)
Income tax benefit	$99,151	$29,132	$8,680

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

The tax effects of the types of temporary differences and carry forwards that gave rise to deferred tax assets and liabilities (in thousands) at December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019	2018
Gross deferred tax assets:
Net operating loss carry forward and state tax credits	$32,173	$11,089
Pension and post-retirement benefit costs	13,976	13,303
Alternative minimum tax credit carry forward	7,895	15,971
Property, plant and equipment	7,179	5,474
Accrued expenses	15,336	27,025
Inventories	6,507	774
Third-party products liability	236	231
Stock-based compensation expense	2,390	8,199
Note payable	109	3,724
Interest expense limitation	22,324	—
Lease obligation liability	29,604	—
Other	5,191	8,116
Total deferred tax assets	142,920	93,906
Gross deferred tax liabilities:
Land and mineral property basis difference	(124,182)	(165,002)
Fixed assets and depreciation	(44,314)	(55,596)
Intangibles	(12,541)	(10,346)
Other	(468)	(201)
Total deferred tax liabilities	(181,505)	(231,145)
Net deferred tax liabilities	$(38,585)	$(137,239)

We have federal net operating loss carry forwards of approximately $122.3 million at December 31, 2019. The losses will expire in years 2028 through 2037. The losses are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be fully realized. Under the Tax Act, net operating loss (NOL) deductions arising in tax years beginning after December 31, 2017 can only offset up to 80 percent of future taxable income. The Act also prohibits NOL carrybacks, but allows indefinite carryforwards for NOLs arising in tax years beginning after December 31, 2017. Net operating losses arising before January 1, 2018 are accounted for under the previous tax rules that imposed no limit on the amount of the taxable income that can be set off using NOLs (except for a 90 percent limit for AMT carryforwards) and that can be carried back 2 years and carried forward 20 years.
At December 31, 2019 and 2018, we have an alternative minimum tax credit carry forward of approximately $16.2 million and $16.0 million, respectively. The Tax Act repeals the corporate alternative minimum tax (AMT), effective for tax years beginning after December 31, 2017, but allows an entity to claim portions of any unused AMT credits over the next four years to offset its regular tax liability. An entity with unused AMT credits as of December 31, 2017 can first use these credits to offset its regular tax for 2017 and can then claim up to 50 percent of the remaining AMT credits in 2018, 2019, and 2020, with all remaining AMT credits refundable in 2021. Based on the Tax Act repeal of AMT, $8.1 million was reclassified from deferred tax assets to other receivables. See Note F - Accounts Receivable.
At the end of each reporting period as presented, there were no material amounts of interest and penalties recognized in the statement of operations or balance sheets. We have no material unrecognized tax benefits or any known material tax contingencies at December 31, 2019 or December 31, 2018 and do not expect this to change significantly within the next twelve months. Tax returns filed with the IRS for the years 2016 through 2018 along with tax returns filed with numerous state entities remain subject to examination.
NOTE U— REVENUE
We consider sales disaggregated at the product and service level by business segment to depict how the nature, amount, timing and uncertainty of revenues and cash flow are impacted by changes in economic factors. The following table reflects our sales disaggregated by major source for the year ended December 31, 2019 (in thousands):

	Year Ended December 31, 2019			Year Ended December 31, 2018
Category	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales
Product	$704,516	$463,956	$1,168,472	$888,509	$394,290	$1,282,799
Service	306,005	—	306,005	294,482	17	294,499
Total Sales	$1,010,521	$463,956	$1,474,477	$1,182,991	$394,307	$1,577,298

The following tables reflect the changes in our contract assets, which we classify as unbilled receivables and our contract liabilities, which we classify as deferred revenues, for the year ended December 31, 2019 (in thousands):

	Unbilled Receivables
	December 31, 2019	December 31, 2018
Beginning Balance	$90	$5,245
Reclassifications to billed receivables	(3,983)	(11,157)
Revenues recognized in excess of period billings	4,037	6,002
Ending Balance	$144	$90

	Deferred Revenue
	December 31, 2019	December 31, 2018
Beginning Balance	$113,319	$118,414
Revenues recognized from balances held at the beginning of the period	(65,225)	(33,381)
Revenues deferred from period collections on unfulfilled performance obligations	12,225	31,625
Revenues recognized from period collections	(9,685)	(3,339)
Ending Balance	$50,634	$113,319

We have elected to use the practical expedients allowed under ASC 606-10-50-14, pursuant to which we have excluded disclosures of transaction prices allocated to remaining performance obligations and when we expect to recognize such revenue. The majority of our remaining performance obligations are primarily comprised of unfulfilled product, transportation service, and labor service orders, all of which hold a remaining duration of less than one year. The long term portion of deferred revenue primarily represents a combination of refundable and nonrefundable customer prepayments for which related current performance obligations do not yet exist, but are expected to arise, before the expiration of the contract. Our residual unfulfilled performance obligations are comprised primarily of long-term equipment rental arrangements in which we recognize revenues equal to what we have a right to invoice. Generally, no variable consideration exists related to our remaining performance obligations and no consideration is excluded from the associated transaction prices. However, the decrease in the current year deferred revenue balance is partially attributable to revenue recognized as variable consideration from shortfall penalties assessed to multiple customers according to contract terms as of December 31, 2019. During 2019, the Company recognized revenue as variable consideration from shortfall penalties according to contract terms in the amount of $70.6 million. In some cases, amounts recorded are estimates which are in negotiation and may increase or decrease.
Foreign Operations
Foreign operations constituted approximately $92.8 million and $66.9 million of our consolidated sales; $27.7 million and $7.3 million of consolidated assets; $7.0 million and $5.9 million of pre-tax income and $5.5 million and $4.7 million of net income as of and for the years ended December 31, 2019 and 2018, respectively. We had no significant foreign operations during the year ended December 31, 2017.

NOTE V— RELATED PARTY TRANSACTIONS
A former employee, who was an officer of one of our operating subsidiaries prior to the third quarter of 2018, held an ownership interest in a transportation brokerage and logistics services vendor, from which we made purchases of approximately $2.9 million and $4.7 million for the years ended December 31, 2018 and, 2017, respectively. There were no related party transactions during the year ended December 31, 2019.

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
The Industrial & Specialty Products segment consists of over 400 product types and materials used in a variety of markets including building and construction products, fillers and extenders, filtration, glassmaking, absorbents, foundry, and sports and recreation.
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
The following table presents sales and segment contribution margin (in thousands) for the reportable segments and other operating results not allocated to the reported segments for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Sales:
Oil & Gas Proppants	$1,010,521	$1,182,991	$1,020,365
Industrial & Specialty Products	463,956	394,307	220,486
Total sales	1,474,477	1,577,298	1,240,851
Segment contribution margin:
Oil & Gas Proppants	248,594	357,846	301,972
Industrial & Specialty Products	178,215	155,084	88,781
Total segment contribution margin	426,809	512,930	390,753
Operating activities excluded from segment cost of sales(1)	(85,625)	(98,761)	(16,722)
Selling, general and administrative	(150,848)	(146,971)	(107,056)
Depreciation, depletion and amortization	(179,444)	(148,832)	(97,233)
Goodwill and other asset impairments	(363,847)	(281,899)	—
Interest expense	(95,472)	(70,564)	(31,342)
Other income (expense), net, including interest income	19,519	4,144	(1,874)
Income tax benefit	99,151	29,132	8,680
Net (loss) income	$(329,757)	$(200,821)	$145,206
Less: Net loss attributable to non-controlling interest	(675)	(13)	—
Net (loss) income attributable to U.S. Silica Holdings, Inc.	$(329,082)	$(200,808)	$145,206

(1)	2019 and 2018 mainly driven by plant capacity expansion expenses, amortization of purchase accounting inventory fair value step-up, and facility closure costs.

Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. At December 31, 2019, goodwill of $273.5 million has been allocated to these segments with $86.1 million assigned to Oil & Gas Proppants and $187.4 million to Industrial & Specialty Products. At December 31, 2018, goodwill of $261.3 million had been allocated to these segments with $86.1 million assigned to Oil & Gas Proppants and $175.2 million to Industrial & Specialty Products.

NOTE X— UNAUDITED SUPPLEMENTARY DATA
The following table sets forth our unaudited quarterly consolidated statements of operations (in thousands, except per share data) for each of the four quarters in the years ended December 31, 2019 and 2018. This unaudited quarterly information has been prepared on the same basis as our annual audited financial statements and includes all adjustments, consisting only of normal recurring adjustments that are necessary to present fairly the financial information for the fiscal quarters presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019	(Unaudited)
Sales:
Product	$296,860	$303,041	$287,977	$280,594
Service	81,890	91,813	73,837	58,465
Cost of sales (excluding depreciation, depletion and amortization):
Product	234,916	225,473	226,797	212,905
Service	62,622	68,687	56,836	45,057
Operating expenses:
Selling, general and administrative	34,656	38,659	40,208	37,325
Depreciation, depletion and amortization	44,600	44,899	47,126	42,819
Goodwill and other asset impairments	—	—	130	363,717
Total operating expenses	79,256	83,558	87,464	443,861
Operating (loss) income	1,956	17,136	(9,283)	(362,764)
Other (expense) income:
Interest expense	(23,978)	(23,765)	(24,733)	(22,996)
Other income (expense), net, including interest income	722	15,074	3,280	443
Total other expense	(23,256)	(8,691)	(21,453)	(22,553)
(Loss) income before income taxes	(21,300)	8,445	(30,736)	(385,317)
Income tax benefit	1,972	(2,384)	7,671	91,892
Net (loss) income	(19,328)	6,061	(23,065)	(293,425)
Less: Net loss attributable to non-controlling interest	(4)	(89)	(28)	(554)
Net (loss) income attributable to U.S. Silica Holdings, Inc.	$(19,324)	$6,150	$(23,037)	$(292,871)

(Loss) earnings per share, basic	$(0.26)	$0.08	$(0.31)	$(4.00)
(Loss) earnings per share, diluted	$(0.26)	$0.08	$(0.31)	$(4.00)
Weighted average shares outstanding, basic	73,040	73,301	73,328	73,343
Weighted average shares outstanding, diluted	73,040	73,505	73,328	73,343
Dividends declared per share	$0.06	$0.06	$0.06	$0.06

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018	(Unaudited)
Sales:
Product	$294,788	$345,957	$348,635	$293,419
Service	74,525	81,476	74,537	63,961

Cost of sales (excluding depreciation, depletion and amortization):
Product	207,239	236,236	270,370	241,624
Service	53,671	56,609	51,966	45,414
Operating expenses:
Selling, general and administrative	34,591	42,232	37,980	32,168
Depreciation, depletion and amortization	28,592	36,563	37,150	46,527
Goodwill and other asset impairments	—	16,184	—	265,715
Total operating expenses	63,183	94,979	75,130	344,410
Operating (loss) income	45,220	39,609	25,706	(274,068)
Other (expense) income:
Interest expense	(7,070)	(20,214)	(21,999)	(21,281)
Other income (expense), net, including interest income	665	1,081	1,062	1,336
Total other expense	(6,405)	(19,133)	(20,937)	(19,945)
(Loss) income before income taxes	38,815	20,476	4,769	(294,013)
Income tax benefit	(7,521)	(2,832)	1,547	37,938
Net (loss) income	31,294	17,644	6,316	(256,075)
Less: Net loss attributable to non-controlling interest	—	—	—	(13)
Net (loss) income attributable to U.S. Silica Holdings, Inc.	$31,294	$17,644	$6,316	$(256,062)

Earnings (loss) per share, basic	$0.39	$0.23	$0.08	$(3.44)
Earnings (loss) per share, diluted	$0.39	$0.22	$0.08	$(3.44)
Weighted average shares, basic	79,496	77,784	77,365	74,485
Weighted average shares, diluted	80,309	78,480	77,859	74,485
Dividends declared per share	$0.06	$0.06	$0.06	$0.06

NOTE Y— PARENT COMPANY FINANCIALS

U.S. SILICA HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31,
	2019	2018
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$51,849	$107,151
Due from affiliates	138,988	100,094
Total current assets	190,837	207,245
Investment in subsidiaries	530,830	850,099
Total assets	$721,667	$1,057,344
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses and other current liabilities	$129	$217
Dividends payable	4,958	4,823
Total current liabilities	5,087	5,040
Total liabilities	5,087	5,040
Stockholders’ Equity:
Preferred stock	—	—
Common stock	823	818
Additional paid-in capital	1,185,116	1,169,383
Retained (deficit) earnings	(279,956)	67,854
Treasury stock, at cost	(180,912)	(178,215)
Accumulated other comprehensive loss	(19,854)	(15,020)
Total U.S. Silica Holdings, Inc. stockholders’ equity	705,217	1,044,820
Non-controlling interest	11,363	7,484
Total stockholders' equity	716,580	1,052,304
Total liabilities and stockholders’ equity	$721,667	$1,057,344

U.S. SILICA HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Sales	$—	$—	$—
Cost of sales	—	—	—
Operating expenses
Selling, general and administrative	253	254	252
Total operating expenses	253	254	252
Operating loss	(253)	(254)	(252)
Other income (expense)
Interest income	1,440	2,784	3,854
Total other income	1,440	2,784	3,854
Income before income taxes and equity in net earnings of subsidiaries	1,187	2,530	3,602
Income tax expense	(327)	(696)	(1,453)
Income before equity in net earnings of subsidiaries	860	1,834	2,149
Equity in earnings of subsidiaries, net of tax	(330,617)	(202,655)	143,057
Net (loss) income	(329,757)	(200,821)	145,206
Less: Net loss attributable to non-controlling interest	(675)	(13)	—
Net (loss) income attributable to U.S. Silica Holdings, Inc.	(329,082)	(200,808)	145,206

Net (loss) income	(329,757)	(200,821)	145,206
Other comprehensive (loss) income
Unrealized loss on derivatives (net of tax of $(456),$(470), and $(27) for 2019, 2018, and 2017, respectively)	(1,432)	(1,545)	(44)
Foreign currency translation adjustment (net of tax of $(60), $(196), and $2 for 2019, 2018 and 2017, respectively)	(188)	(614)	(6)
Pension and other post-retirement benefits liability adjustment (net of tax of $(1,024), $339, and $1,205 for 2019, 2018 and 2017, respectively)	(3,214)	1,065	2,000
Comprehensive (loss) income	(334,591)	(201,915)	147,156
Less: Comprehensive loss attributable to non-controlling interest	(675)	(13)	—
Comprehensive (loss) income attributable to U.S. Silica Holdings, Inc.	(333,916)	(201,902)	147,156

U.S. SILICA HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

(amounts in thousands)	Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings - Present	Accumulated Other Comprehensive Income (Loss)	Total U.S. Silica, Inc. Stockholders' Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2017	$811	$(3,869)	$1,129,051	$163,173	$(15,876)	$1,273,290	$—	$1,273,290
Net income	—	—	—	145,206	—	145,206	—	145,206
Unrealized loss on derivatives	—	—	—	—	(44)	(44)	—	(44)
Foreign currency translation adjustment	—	—	—	—	(6)	(6)	—	(6)
Pension and post-retirement liability	—	—	—	—	2,000	2,000	—	2,000
Cash dividend declared ($0.25 per share)	—	—	—	(20,387)	—	(20,387)	—	(20,387)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	25,050	—	—	25,050	—	25,050
Proceeds from options exercised	—	1,190	(392)	—	—	798	—	798
Issuance of restricted stock	—	1,859	(1,859)	—	—	—	—	—
Shares withheld for employee taxes related to vested restricted stock and stock units	1	386	(4,766)	—	—	(4,379)	—	(4,379)
Repurchase of common stock		(25,022)				(25,022)	—	(25,022)
Balance at December 31, 2017	$812	$(25,456)	$1,147,084	$287,992	$(13,926)	$1,396,506	$—	$1,396,506
Net loss	—	—	—	(200,808)	—	(200,808)	(13)	(200,821)
Unrealized loss on derivatives	—	—	—	—	(1,545)	(1,545)	—	(1,545)
Foreign currency translation adjustment	—	—	—	—	(614)	(614)	—	(614)
Pension and post-retirement liability	—	—	—	—	1,065	1,065	—	1,065
Cash dividend declared ($0.25 per share)	—	—	—	(19,330)	—	(19,330)	—	(19,330)
Contributions from non-controlling interest	—	—	—	—	—	—	7,497	7,497
Common stock-based compensation plans activity:
Equity-based compensation	—	—	22,337	—	—	22,337	—	22,337
Proceeds from options exercised	—	93	(32)	—	—	61	—	61
Shares withheld for employee taxes related to vested restricted stock and stock units	6	(4,383)	(6)	—	—	(4,383)	—	(4,383)
Repurchase of common stock	—	(148,469)	—	—	—	(148,469)	—	(148,469)
Balance at December 31, 2018	$818	$(178,215)	$1,169,383	$67,854	$(15,020)	$1,044,820	$7,484	$1,052,304
Net loss	—	—	—	(329,082)	—	(329,082)	(675)	(329,757)
Unrealized loss on derivatives	—	—	—	—	(1,432)	(1,432)	—	(1,432)
Foreign currency translation adjustment	—	—	—	—	(188)	(188)	—	(188)
Pension and post-retirement liability	—	—	—	—	(3,214)	(3,214)	—	(3,214)
Cash dividend declared ($0.25 per share)	—	—	—	(18,728)	—	(18,728)	—	(18,728)
Contributions from non-controlling interest	—	—	—	—	—	—	4,554	4,554
Common stock-based compensation plans activity:

Equity-based compensation	—	—	15,906	—	—	15,906	—	15,906
Proceeds from options exercised	—	296	(168)	—	—	128	—	128
Shares withheld for employee taxes related to vested restricted stock and stock units	5	(2,993)	(5)	—	—	(2,993)	—	(2,993)
Balance at December 31, 2019	$823	$(180,912)	$1,185,116	$(279,956)	$(19,854)	$705,217	$11,363	$716,580

U.S. SILICA HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Operating activities:
Net (loss) income	$(329,757)	$(200,821)	$145,206
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Undistributed loss (income) from equity method investment, net	330,617	202,655	(143,057)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts payable and accrued liabilities	(88)	(295)	48
Net cash provided by operating activities	772	1,539	2,197
Investing activities:
Investment in subsidiary	—	—	(143,654)
Net cash used in investing activities	—	—	(143,654)
Financing activities:
Dividends paid	(18,592)	(19,912)	(20,377)
Repurchase of common stock	—	(148,469)	(25,022)
Proceeds from options exercised	128	61	798
Tax payments related to shares withheld for vested restricted stock and stock units	(2,993)	(4,383)	(4,379)
Contributions from non-controlling interest	4,554	7,497	—
Net financing activities with subsidiaries	(39,171)	40,171	(113,294)
Net cash used in financing activities	(56,074)	(125,035)	(162,274)
Net decrease in cash and cash equivalents	(55,302)	(123,496)	(303,731)
Cash and cash equivalents, beginning of period	107,151	230,647	534,378
Cash and cash equivalents, end of period	$51,849	$107,151	$230,647
Supplemental cash flow information:
Cash (received) paid during the period for:
Interest	$(1,440)	$(2,784)	$(3,853)

Notes to Condensed Financial Statements of Registrant (Parent Company Only)
These condensed parent company only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, because the restricted net assets of the subsidiaries of U.S. Silica Holdings, Inc. (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the consolidated net assets of the Company. The ability of the Company's operating subsidiaries to pay dividends may be restricted due to the terms of the Company's Credit Facility, as discussed in Note K - Debt to these financial statements.
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

NOTE Z— IMPAIRMENTS
During the fourth quarter of 2019, similar to the fourth quarter of 2018, we experienced a sharp decline in customer demand for Northern White frac sand and for regional non-in-basin frac sand as more tons are produced and sold in-basin. Additionally, the price of frac sand decreased significantly. Given the changes in demand and customer preferences of local in-basin sand, we also experienced a significant decline in the utilization of the sand railcar fleet in our transload network. A significant number of sand railcars have been put into storage and are no longer used to deliver sand to our customers. In response to these economic conditions, we implemented numerous cost reductions including headcount reductions and a reduction of frac sand capacity at multiple locations.

As a result of the events described above, we have recorded impairment charges (in thousands) for the years ended December 31, 2019 and 2018 for the following assets:

Description	December 31, 2019	December 31, 2018
Inventories, net	$4,100	$3,316
Property, plant and mine development, net	243,064	109,938
Operating lease right-of-use assets	115,443	—
Goodwill	—	164,167
Intangible assets, net	1,240	4,478
Total	$363,847	$281,899

2019 Impairments

As a result of triggering events described above, which occurred in the fourth quarter of 2019, we completed an impairment assessment of our frac sand-related assets, including plant, property and mine development, right-of-use assets, inventories, and other intangible assets.

Inventories, net

We recorded impairment charges for unused inventory at frac sand plants we idled. These charges relate to the Oil & Gas Segment and are recorded in "Goodwill and other asset impairments" in the Consolidated Statements of Operations.

Property, plant and mine development
We estimated the future undiscounted net cash flows of asset groupings, which are at the plant level, using estimates of proven and probable sand reserves, estimated future sales prices (considering historical and current prices, price trends and related factors) and operating costs and anticipated capital expenditures. In the cases where the undiscounted cash flows are less than the carrying value of the assets, we recognized an impairment loss equal to the amount by which the carrying value exceeds the fair value of the assets. Impairment charges of approximately $243.1 million were recorded mainly related to facilities that have reduced capacity or have been idled, including Tyler, Texas, Sparta, Wisconsin, and Utica, Illinois. These charges relate to the Oil & Gas Segment and are recorded in "Goodwill and other asset impairments" in the Consolidated Statements of Operations.

Operating lease right-of-use assets

We determined the fair value of the railcars primarily utilizing internally developed cash flow models and quoted market prices, discounted at an appropriate weighted average cost of capital. As a result, we recognized impairment charges of approximately $115.4 million to write down the value of railcars to their estimated fair value. These charges relate mainly to the Oil & Gas Segment and are recorded in "Goodwill and other asset impairments" in the Consolidated Statements of Operations.

Intangible assets, net

We recorded a $1.2 million impairment of customer relationships related to the Oil & Gas segment that was recorded in the "Goodwill and other asset impairments" caption of our Consolidated Statements of Operations.

2018 Impairments

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

As a result of these triggering events, we completed an impairment assessment of our frac sand-related assets, including plant, property and mine development, goodwill and other intangible assets.

Inventories, net

We recorded impairment charges for unused inventory related to the closure of our resin coating facility and associated product portfolio. These charges relate to the Oil & Gas Segment and are recorded in "Goodwill and other asset impairments" in the Consolidated Statements of Operations.

Property, plant and mine development
We estimated the future undiscounted net cash flows of asset groupings using estimates of proven and probable sand reserves, estimated future sales prices (considering historical and current prices, price trends and related factors) and operating costs and anticipated capital expenditures. In the cases where the undiscounted cash flows are less than the carrying value of the assets, we recognized an impairment loss equal to the amount by which the carrying value exceeds the fair value of the assets. Impairment charges of approximately $109.9 million were recorded mainly related to facilities that have reduced capacity, have been idled or were undeveloped, including Voca, Texas, Fairchild, Wisconsin, Rochelle, Illinois, and Peru, Illinois. These charges relate to the Oil & Gas Segment and are recorded in "Goodwill and other asset impairments" in the Consolidated Statements of Operations.
Goodwill and Intangible Assets, net

We performed a quantitative analysis and determined that the goodwill of our Oil & Gas Sand reporting unit was impaired. We recognized goodwill impairment charges of $164.2 million and intangible asset impairment charges related to trade names of $4.5 million during the fourth quarter of 2018. These impairment charges were recorded in the "Goodwill and other asset impairments" caption of our Consolidated Statements of Operations. The fair value of our reporting units was determined using a combination of the discounted cash flow method and the market multiples approach.

NOTE AA-SUBSEQUENT EVENTS
On January 3, 2020, we paid a cash dividend of $4.6 million or $0.0625 per share to common stockholders of record on December 13, 2019, which had been declared by our Board of Directors on November 12, 2019.
On February 10, 2020, our Board of Directors declared a quarterly cash dividend of $0.02 per share to common stockholders of record at the close of business on March 13, 2020, payable on April 3, 2020.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As noted in the COSO framework, an internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance to management and the Board of Directors regarding achievement of an entity's financial reporting objectives. We acquired the ultimate parent company of EP Minerals, LLC ("EPM") on May 1, 2018 and have integrated EPM processes, information technology systems and other components of internal control over financial reporting into our internal control structure as of December 31, 2019. Based upon the evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2019, as stated in its report below.
Changes in Internal Control over Financial Reporting
Other than continued integration of EPM as discussed above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
U.S. Silica Holdings, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of U.S. Silica Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 25, 2020 expressed an unqualified opinion on those financial statements.
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
February 25, 2020

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to directors and corporate governance will be set forth under “Proposal No. 1: Election of Directors” in the 2020 Proxy Statement and is incorporated herein by reference.
The information required by this item with respect to executive officers of U.S. Silica, pursuant to instruction 3 of paragraph (b) of Item 401 of Regulation S-K, is set forth following Part I, Item 1. of this Annual Report on Form 10-K under “Executive Officers of the Registrant”.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item will be set forth under “Executive and Director Compensation” and “Report of Compensation Committee” in the 2020 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management will be set forth under “Stock Ownership” in the 2020 Proxy Statement and is incorporated herein by reference.
The information required by Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is furnished as a separate item captioned “Securities Authorized for Issuance Under Equity Compensation Plans” included in Part II, Item 5. of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth under “Transactions with Related Persons” and “Determination of Independence” in the 2020 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be set forth under “Ratification of Grant Thornton LLP as Independent Registered Public Accounting Firm for 2020” in the 2020 Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this report:
Consolidated Financial Statements
The Consolidated Financial Statements, together with the report thereon of Grant Thornton LLP, dated February 25, 2020, are included as part of Item 8. Financial Statements and Supplementary Data.

Financial Statement Schedules
Schedule I - Condensed Financial Information of Parent (U.S. Silica Holdings, Inc.) at December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 is included in Note Y - Parent Company Financial Statements to the Consolidated Financial Statements, included as part of Item 8. Financial Statements and Supplementary Data.

Exhibits
The information called for by this Item is incorporated herein by reference from the Exhibit Index included in this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1#	Agreement and Plan of Merger, dated as of March 22, 2018, by and among EP Acquisition Parent, Inc. US Silica Company, Tranquility Acquisition Corp., EPMC Parent LLC, as the Stockholders' Representative, and solely for the purposes of Section 11.17, Golden Gate Private Equity, Inc.	10-Q	001-35416	2.1	April 24, 2018
3.1	Third Amended and Restated Certificate of Incorporation of U.S. Silica Holdings, Inc., effective May 4, 2017.	8-K	001-35416	3.1	May 10, 2017
3.2	Third Amended and Restated Bylaws of U.S. Silica Holdings, Inc., effective May 4, 2017.	8-K	001-35416	3.2	May 10, 2017
4.1	Specimen Common Stock Certificate.	S-1/A	333-175636	4.1	December 7, 2011
4.2*	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Exchange Act
10.1+	Employment Agreement, dated as of March 22, 2012, by and between U.S. Silica Company and Bryan A. Shinn.	8-K	001-35416	10.11	March 22, 2012
10.2+	Amended and Restated 2011 Incentive Compensation Plan.	8-K	001-35416	10.1	May 11, 2015

10.3+	Form of Restricted Stock Agreement.	S-1/A	333-175636	10.16	August 29, 2011
10.4+	Form of Nonqualified Stock Option Agreement.	S-1/A	333-175636	10.17	August 29, 2011
10.5+	Form of Restricted Stock Unit Agreement.	S-1/A	333-175636	10.19	August 29, 2011
10.6+	Form of Indemnification Agreement.	S-1/A	333-175636	10.20	December 29, 2011
10.7+	Letter Agreement, dated as of December 27, 2011, by and between William J. Kacal and U.S. Silica Holdings, Inc.	S-1/A	333-175636	10.24	December 29, 2011
10.8+	Letter Agreement, dated April 27, 2012, by and between Peter Bernard and U.S. Silica Holdings, Inc.	8-K	001-35416	10.10	May 1, 2012
10.9+	Letter Agreement, dated October 8, 2013, by and between J. Michael Stice and U.S. Silica Holdings, Inc.	8-K	001-35416	10.10	October 11, 2013
10.10+	Omnibus Amendment dated February 18, 2016 to Award Agreements.	8-K	001-35416	10.3	February 23, 2016
10.11+	Form of Nonqualified Stock Option Agreement.	10-K	001-35416	10.2	February 25, 2015
10.12+	Change in Control Severance Plan of U.S. Silica Holdings, Inc.	8-K	001-35416	10.1	February 23, 2016
10.13+	Amendment dated February 18, 2016 to Employment Agreement by and between U.S. Silica Holdings, Inc. and Bryan Shinn.	8-K	001-35416	10.2	February 23, 2016
10.14+	Omnibus Amendment dated November 3, 2016 to Award Agreements.	10-K	001-35416	10.22	February 23, 2017
10.15+	Amendment No. 1 dated November 3, 2016 to Amended and Restated 2011 Incentive Compensation Plan	10-K	001-35416	10.23	February 23, 2017
10.16+	Letter Agreement, effective August 15, 2017, by and between Diane Duren and U.S. Silica Holdings, Inc.	8-K	001-35416	10.1	August 18, 2017
10.17+	Form of Performance Share Unit Agreement Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan.	10-Q	001-35416	10.1	April 24, 2018
10.18+	Form of Restricted Stock Unit Agreement Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan.	10-Q	001-35416	10.2	April 24, 2018
10.19+	Form of Restricted Stock Agreement Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan.	10-Q	001-35416	10.3	April 24, 2018
10.20	Third Amended and Restated Credit Agreement, dated as of May 1, 2018, by and among U.S. Silica Holdings, Inc., through its subsidiaries, USS Holdings, Inc., as guarantor, and U.S. Silica Company, as borrower, and certain of U.S. Silica’s subsidiaries as additional guarantors and BNP Paribas, as administrative agent and the lenders named therein.	8-K	001-35416	10.1	May 2, 2018
10.21	Consent and Amendment Agreement, dated as of August 23, 2019, among U.S. Silica Company and BNP Paribas, as administrative agent and the lenders named therein, amending that certain Third Amended and Restated Credit Agreement, dated as of May 1, 2018.	10-Q	001-35416	10.1	October 30, 2019

10.22+	Form of Performance Share Unit Agreement (Adjusted Cash Flow) Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan	10-Q	001-35416	10.1	May 1, 2019
10.23+	Form of Performance Share Unit Agreement (Relative TSR) Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan	10-Q	001-35416	10.2	May 1, 2019
10.24+	Form of Restricted Stock Agreement Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan.	10-Q	001-35416	10.3	May 1, 2019
10.25+	Separation, Severance and General Release Agreement entered into by and between Billy Ray Smith and U.S. Silica Company effective March 27, 2019	10-Q	001-35416	10.4	May 1, 2019
10.26*	Letter Agreement, effective July 7, 2019, by and between Bonnie Lind and U.S. Silica Holdings, Inc.
21.1*	List of subsidiaries of U.S. Silica Holdings, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification by Bryan A. Shinn, Chief Executive Officer.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification by Donald A. Merril, Chief Financial Officer.
32.1*	Section 1350 Certification by Bryan A. Shinn, Chief Executive Officer.
32.2*	Section 1350 Certification by Donald A. Merril, Chief Financial Officer.
95.1*	Mine Safety Disclosure.
99.1*	Consent of Rystad Energy.
101*	101.INS XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH XBRL Taxonomy Extension Schema
101.CAL XBRL Taxonomy Extension Calculation
101.LAB XBRL Taxonomy Extension Labels
101.PRE XBRL Taxonomy Extension Presentation
101.DEF XBRL Taxonomy Extension Definition
104*	Cover Page from the Company's Annual Report on Form 10-K for the year ended December 31, 2019 formatted Inline XBRL (and contained in Exhibit 101)

#	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish the omitted schedules to the Securities and Exchange Commission upon request by the Commission.

+	Management contract or compensatory plan/arrangement
*	Filed herewith
We will furnish to any of our stockholders a copy of any of the above exhibits upon the written request of such stockholder and the payment to U.S. Silica Holdings, Inc. of the reasonable expenses incurred in furnishing such copy or copies.

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of February, 2020.

U.S. Silica Holdings, Inc.

/s/ BRYAN A. SHINN
Name:	Bryan A. Shinn
Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ BRYAN A. SHINN	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2020
Bryan A. Shinn

/S/ DONALD A. MERRIL	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2020
Donald A. Merril

/S/ CHARLES SHAVER	Chairman of the Board	February 25, 2020
Charles Shaver

/S/ PETER BERNARD	Director	February 25, 2020
Peter Bernard

/s/ DIANE DUREN	Director	February 25, 2020
Diane Duren

/S/ WILLIAM J. KACAL	Director	February 25, 2020
William J. Kacal

/S/ J. MICHAEL STICE	Director	February 25, 2020
J. Michael Stice
/s/ BONNIE LIND	Director	February 25, 2020
Bonnie Lind

S-1