Form 10-Q
period 2020-03-31
U.S. SILICA HOLDINGS, INC.
filed 2020-05-01
CIK 1524741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☑
As of April 28, 2020, 73,807,128 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

U.S. SILICA HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2020

PART I-FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; dollars in thousands)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$144,701	$185,740
Accounts receivable, net	232,855	182,238
Inventories, net	119,084	124,432
Prepaid expenses and other current assets	17,926	16,155
Income tax deposits	—	475
Total current assets	514,566	509,040
Property, plant and mine development, net	1,487,221	1,517,587
Operating lease right-of-use assets	48,847	53,098
Goodwill	185,649	273,524
Intangible assets, net	181,597	183,815
Other assets	15,244	16,170
Total assets	$2,433,124	$2,553,234
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$196,959	$248,237
Current portion of operating lease liabilities	50,402	53,587
Current portion of long-term debt	40,233	18,463
Current portion of deferred revenue	9,799	15,111
Total current liabilities	297,393	335,398
Long-term debt, net	1,212,264	1,213,985
Deferred revenue	38,310	35,523
Liability for pension and other post-retirement benefits	65,475	58,453
Deferred income taxes, net	33,940	38,585
Operating lease liabilities	108,741	117,964
Other long-term liabilities	37,407	36,746
Total liabilities	1,793,530	1,836,654
Commitments and Contingencies (Note O)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; zero issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 82,835,684 issued and 73,757,495 outstanding at March 31, 2020; 82,601,926 issued and 73,601,950 outstanding at December 31, 2019	824	823
Additional paid-in capital	1,187,962	1,185,116
Retained deficit	(353,862)	(279,956)
Treasury stock, at cost, 9,078,189 and 8,999,976 shares at March 31, 2020 and December 31, 2019, respectively	(181,369)	(180,912)
Accumulated other comprehensive loss	(25,060)	(19,854)
Total U.S. Silica Holdings, Inc. stockholders’ equity	628,495	705,217
Non-controlling interest	11,099	11,363
Total stockholders' equity	639,594	716,580
Total liabilities and stockholders’ equity	$2,433,124	$2,553,234
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Sales:
Product	$222,161	$296,860
Service	47,438	81,890
Total sales	269,599	378,750
Cost of sales (excluding depreciation, depletion and amortization):
Product	165,496	234,916
Service	35,821	62,622
Total cost of sales (excluding depreciation, depletion and amortization)	201,317	297,538
Operating expenses:
Selling, general and administrative	30,052	34,656
Depreciation, depletion and amortization	38,449	44,600
Goodwill and other asset impairments	103,866	—
Total operating expenses	172,367	79,256
Operating (loss) income	(104,085)	1,956
Other (expense) income:
Interest expense	(22,277)	(23,978)
Other income, net, including interest income	17,671	722
Total other expense	(4,606)	(23,256)
Loss before income taxes	(108,691)	(21,300)
Income tax benefit	36,086	1,972
Net loss	$(72,605)	$(19,328)
Less: Net loss attributable to non-controlling interest	(260)	(4)
Net loss attributable to U.S. Silica Holdings, Inc.	$(72,345)	$(19,324)
Loss per share attributable to U.S. Silica Holdings, Inc.:
Basic	$(0.98)	$(0.26)
Diluted	$(0.98)	$(0.26)
Weighted average shares outstanding:
Basic	73,467	73,040
Diluted	73,467	73,040
Dividends declared per share	$0.02	$0.06
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(72,605)	$(19,328)
Other comprehensive loss:
Unrealized gain (loss) on derivatives (net of tax of $67 and ($299) for the three months ended March 31, 2020 and 2019, respectively)	211	(940)
Foreign currency translation adjustment (net of tax of $(92) and $(60) for the three months ended March 31, 2020 and 2019, respectively)	(289)	(199)
Pension and other post-retirement benefits liability adjustment (net of tax of $(1,634) and $55 for the three months ended March 31, 2020 and 2019, respectively)	(5,128)	174
	$(77,811)	$(20,293)
Less: Comprehensive loss attributable to non-controlling interest	(260)	(4)
Comprehensive loss attributable to U.S. Silica Holdings, Inc.	$(77,551)	$(20,289)
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; dollars in thousands, except per share amounts)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total U.S. Silica Holdings Inc., Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2019	$823	$(180,912)	$1,185,116	$(279,956)	$(19,854)	$705,217	$11,363	$716,580
Net loss	—	—	—	(72,345)	—	(72,345)	(260)	(72,605)
Unrealized gain on derivatives	—	—	—	—	211	211	—	211
Foreign currency translation adjustment	—	—	—	—	(289)	(289)	—	(289)
Pension and post-retirement liability	—	—	—	—	(5,128)	(5,128)	—	(5,128)
Cash dividend declared ($0.02 per share)	—	—	—	(1,561)	—	(1,561)	—	(1,561)
Distributions to non-controlling interest	—	—	—	—	—	—	(4)	(4)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	2,847	—	—	2,847	—	2,847
Tax payments related to shares withheld for vested restricted stock and stock units	1	(457)	(1)	—	—	(457)	—	(457)
Balance at March 31, 2020	$824	$(181,369)	$1,187,962	$(353,862)	$(25,060)	$628,495	$11,099	$639,594

Balance at December 31, 2018	$818	$(178,215)	$1,169,383	$67,854	$(15,020)	$1,044,820	$7,484	$1,052,304
Net loss	—	—	—	(19,324)	—	(19,324)	(4)	(19,328)
Unrealized loss on derivatives	—	—	—	—	(940)	(940)	—	(940)
Foreign currency translation adjustment	—	—	—	—	(199)	(199)	—	(199)
Pension and post-retirement liability	—	—	—	—	174	174	—	174
Cash dividend declared ($0.0625 per share)	—	—	—	(4,610)	—	(4,610)	—	(4,610)
Contributions from non-controlling interest	—	—	—	—	—	—	4,729	4,729
Common stock-based compensation plans activity:
Equity-based compensation	—	—	4,045	—	—	4,045	—	4,045
Proceeds from options exercised	—	295	(167)	—	—	128	—	128
Tax payments related to shares withheld for vested restricted stock and stock units	2	(2,205)	(2)	—	—	(2,205)	—	(2,205)
Balance at March 31, 2019	$820	$(180,125)	$1,173,259	$43,920	$(15,985)	$1,021,889	$12,209	$1,034,098

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net loss	$(72,605)	$(19,328)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	38,449	44,600
Goodwill and other asset impairments	103,866	—
Debt issuance amortization	860	1,322
Original issue discount amortization	690	265
Deferred income taxes	(36,979)	(2,553)
Deferred revenue	(2,525)	(7,576)
(Gain) loss on disposal of property, plant and equipment	(419)	113
Equity-based compensation	2,847	4,045
Provision for credit losses, net of recoveries	902	721
Other	(16,792)	(3,872)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(13,471)	(43,583)
Inventories	2,917	18,938
Prepaid expenses and other current assets	(4,820)	3,151
Income taxes	578	812
Accounts payable and accrued expenses	(40,455)	12,970
Liability for pension and other post-retirement benefits	6,751	924
Other noncurrent assets and liabilities	(10,597)	(48)
Net cash (used in) provided by operating activities	(40,803)	10,901
Investing activities:
Capital expenditures	(16,116)	(44,376)
Capitalized intellectual property costs	(494)	(1,307)
Proceeds from sale of property, plant and equipment	224	—
Net cash used in investing activities	(16,386)	(45,683)
Financing activities:
Dividends paid	(4,604)	(4,690)
Proceeds from options exercised	—	128
Tax payments related to shares withheld for vested restricted stock and stock units	(457)	(2,205)
Proceeds from draw down of the Revolver	25,000	—
Payments on long-term debt	(3,782)	(4,043)
(Distributions to) contributions from non-controlling interest	(4)	4,729
Principal payments on finance lease obligations	(3)	(20)
Net cash provided by (used in) financing activities	16,150	(6,101)
Net decrease in cash and cash equivalents	(41,039)	(40,883)
Cash and cash equivalents, beginning of period	185,740	202,498
Cash and cash equivalents, end of period	$144,701	$161,615

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited; dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Supplemental cash flow information:
Cash paid during the period for:
Interest	$20,677	$21,557
Taxes, net of refunds	$101	$(472)
Non-cash items:
Accrued capital expenditures	$20,111	$39,239
Net assets assumed in business acquisition	$10,955	$—
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
Basis of Presentation and Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements for the quarter ended March 31, 2020 included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). They do not contain certain information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019; therefore, the unaudited Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Operating results for the three–month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020. In the opinion of management, all adjustments necessary for a fair presentation have been included. Such adjustments are of a normal, recurring nature.
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
During the third quarter of 2018 we finalized a shareholders' agreement with unrelated parties to form a limited liability company with the purpose of constructing and operating a water pipeline to transport and sell water. In connection with the shareholders’ agreement, we acquired a 50% equity ownership in the limited liability company for $3.2 million, with a maximum initial capital contribution of $7.0 million, and a water rights intangible asset for $0.7 million. Based on our evaluation, we determined that this limited liability company is a VIE of which we are the primary beneficiary and therefore we are required to consolidate it. As of March 31, 2020, the VIE had total assets of $17.7 million and total liabilities of $0.1 million. We made $0.1 million in capital contributions during the three months ended March 31, 2020.
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
New Accounting Pronouncements Recently Adopted
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new guidance requires a customer in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The update is effective for calendar-year public business entities in 2020. We adopted the new standard on January 1, 2020. The adoption of this ASU had no significant impact on our Condensed Consolidated Statements of Operations.
In November 2018, FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. The amendments in this ASU clarified issues related to Topic 326. In Issue 1, the amendment in this ASU mitigates transition complexity by requiring that for nonpublic business entities the amendments in ASU 2016-13 are effective for fiscal years after December 15, 2021, including interim periods within those fiscal years. In Issue 2, the amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. The ASU is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We adopted the new standard on January 1, 2020. The adoption of the new standard did not have a significant impact on our Condensed Consolidated Financial Statements as our current process for estimating expected credit losses for trade receivables aligns with the expected credit loss model. See Note F - Accounts Receivable for more information.
New Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20). The new guidance removes certain disclosure requirements for employers which sponsor defined benefit pension or other post-retirement plans, but also adds disclosure requirements for the weighted average interest crediting rates for cash balance plans and other plans with promised crediting rates and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The amendments also clarify disclosure requirements for the projected benefit obligation (PBO) and accumulated benefit obligation (ABO) and fair value of plan assets for plans with PBOs and ABOs in excess of plan assets. Entities should apply the amendments on a retrospective basis for all periods presented. The amendments in this ASU are effective for public entities for fiscal years ending after December 15, 2020. We are currently evaluating the effect that the guidance will have on our disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing several exceptions and also simplify the accounting for income taxes by requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements (however, an entity may elect to do so on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority, requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date, and making minor codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We are currently evaluating the effect that the guidance will have on our financial statements and related disclosures.

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
The following table shows the computation of basic and diluted earnings per share for the three months ended March 31, 2020 and 2019:

In thousands, except per share amounts	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss attributable to U.S. Silica Holdings, Inc.	$(72,345)	$(19,324)

Denominator:
Weighted average shares outstanding	73,467	73,040
Diluted effect of stock awards	—	—
Weighted average shares outstanding assuming dilution	73,467	73,040

Loss per share attributable to U.S. Silica Holdings, Inc.:
Basic loss per share	$(0.98)	$(0.26)
Diluted loss per share	$(0.98)	$(0.26)

Potentially dilutive shares (in thousands) of 41 and 171 for the three months ended March 31, 2020 and 2019, respectively, were excluded from the calculation of diluted weighted average shares outstanding and diluted earnings per share because we were in a net loss position. Certain stock options, restricted stock awards and performance share units were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Stock awards (in thousands) excluded from the calculation of diluted loss per common share were as follows:

In thousands	Three Months Ended March 31,
	2020	2019
Stock options excluded	827	736
Restricted stock and performance share units awards excluded	2,391	353

NOTE D—CAPITAL STRUCTURE AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Common Stock
Our Amended and Restated Certificate of Incorporation authorizes up to 500,000,000 shares of common stock, par value of $0.01. Subject to the rights of holders of any series of preferred stock, all of the voting power of the stockholders of Holdings shall be vested in the holders of the common stock. There were 82,835,684 shares issued and 73,757,495 shares outstanding at March 31, 2020. There were 82,601,926 shares issued and 73,601,950 shares outstanding at December 31, 2019.
During the three months ended March 31, 2020, our Board of Directors declared quarterly cash dividends as follows:

Dividends per Common Share	Declaration Date	Record Date	Payable Date
$0.02	February 10, 2020	March 13, 2020	April 3, 2020

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
There were no shares of preferred stock issued or outstanding at March 31, 2020 or December 31, 2019. At present, we have no plans to issue any preferred stock.
Share Repurchase Program
In May 2018, our Board of Directors authorized the repurchase of up to $200 million of our common stock from time to time on the open market or in privately negotiated transactions. Stock repurchases, if any, will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. As of March 31, 2020, we have repurchased a total of 5,036,139 shares of our common stock at an average price of $14.59 and have $126.5 million of remaining availability under this program.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of fair value adjustments associated with cash flow hedges, accumulated adjustments for net experience losses and prior service costs related to employee benefit plans and foreign currency translation adjustments, net of tax. The following table presents the changes in accumulated other comprehensive loss by component (in thousands) during the three months ended March 31, 2020:

	For the Three Months Ended March 31, 2020
	Unrealized gain on cash flow hedges	Foreign currency translation adjustments	Pension and other post-retirement benefits liability	Total
Beginning Balance	$(3,053)	$(808)	$(15,993)	$(19,854)
Other comprehensive loss before reclassifications	211	(289)	(5,823)	(5,901)
Amounts reclassified from accumulated other comprehensive loss	—	—	695	695
Ending Balance	$(2,842)	$(1,097)	$(21,121)	$(25,060)

Amounts reclassified from accumulated other comprehensive loss related to cash flow hedges are included in interest expense in our Income Statements and amounts reclassified related to pension and other post-retirement benefits are included in the computation of net periodic benefit costs at their pre-tax amounts.

NOTE E—BUSINESS COMBINATIONS

During the first quarter of 2020, we settled multiple intellectual property and contractual lawsuits involving our SandBox Logistics unit and Arrows Up, LLC.  As part of the settlement, SandBox Logistics took control of Arrows Up's existing business, including all equipment and sand logistics contracts while also receiving a cash payment.

We have accounted for the acquisition of Arrows Up, LLC under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Estimates of fair value included in the Condensed Consolidated Financial Statements represent our best estimates and valuations. In accordance with the acquisition method of accounting, the fair values are subject to adjustment until we complete our analysis, within a period of time not to exceed one year after the date of acquisition, or March 7, 2021. This business combination resulted in a bargain purchase pursuant to ASC 805-30-25 because no consideration was paid for the fair value of assets acquired and liabilities assumed. The fair value of assets acquired, which included cash, accounts receivable, inventories, lease right-of-use assets, and property plant, and equipment, was $19.9 million. The fair value of liabilities assumed, which included lease liabilities and other long-term liabilities, was $2.5 million. A gain on bargain purchase of $17.4 million was recorded in "Other income, net, including interest income" in the Condensed Consolidated Statement of Operations.

NOTE F—ACCOUNTS RECEIVABLE
Accounts receivable are recorded when billed or accrued and represent claims against third parties that will be settled in cash. The carrying value of our accounts receivable, net of the allowance for credit losses, represents their estimated net realizable value. At March 31, 2020 and December 31, 2019, accounts receivable (in thousands) consisted of the following:

	March 31, 2020	December 31, 2019
Trade receivables	$193,372	$178,182
Less: Allowance for credit losses	(9,599)	(8,984)
Net trade receivables	183,773	169,198
Other receivables(1)	49,082	13,040
Total accounts receivable	$232,855	$182,238

(1)
At March 31, 2020, other receivables included $16.1 million of refundable alternative minimum tax credits and $28 million of refunds attributable to the CARES Act provision for net operating loss ("NOL") carrybacks from 2014-2019. At December 31, 2019, other receivables included $8.1 million of refundable alternative minimum tax credits.

We classify our trade receivables into the following portfolio segments: Oil & Gas Proppants and Industrial & Speciality Products, which also aligns with our reporting segments. We estimate the allowance for credit losses based on historical collection trends, the age of outstanding receivables, risks attributable to specific customers, such as credit history, bankruptcy or other going concern issues, and current economic and industry conditions. If events or circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Past due balances are written off when we have exhausted our internal and external collection efforts and have been unsuccessful in collecting the amount due.
The following table is a rollforward of the allowance for credit losses (in thousands) for the three months ended March 31, 2020 disaggregated by portfolio segments:

	Oil & Gas Proppants	Industrial & Specialty Products	Total
Beginning balance, December 31, 2019	$7,640	$1,344	$8,984
Provision for credit losses	840	62	902
Write-offs	—	(287)	(287)
Ending balance, March 31, 2020	$8,480	$1,119	$9,599

Our ten largest customers accounted for approximately 38% and 42% of total sales for the three months ended March 31, 2020 and 2019, respectively. Sales to one of our customers accounted for 10% and 12% of our total sales for the three months ended March 31, 2020 and 2019, respectively. No other customers accounted for 10% or more of our total sales. At March 31, 2020, one of our customer's accounts receivable represented 10% of our total trade accounts receivable. At December 31, 2019, the same customer's accounts receivable represented 12% of our total trade accounts receivable. At March 31, 2020, one other customer's accounts receivable represented 10% of our total trade accounts receivable. No other customers accounted for 10% or more of our total trade accounts receivable.

NOTE G—INVENTORIES
At March 31, 2020 and December 31, 2019, inventories (in thousands) consisted of the following:

	March 31, 2020	December 31, 2019
Supplies	$48,300	$47,277
Raw materials and work in process	36,519	41,167
Finished goods	34,265	35,988
Total inventories	$119,084	$124,432

During the first quarter of 2020, there was an unprecedented drop in global demand combined with the breakdown of the Organization of the Petroleum Exporting Countries and other oil producing nations ("OPEC+") agreement to restrict oil production that led to one of the largest annual crude oil inventory builds in history. This led to sharp reductions in global crude oil prices. Containment measures and other economic, travel, and business disruptions caused by the coronavirus disease of 2019 ("COVID-19") also affected refinery activity and future demand for crude oil, and consequently, the services and products of our Oil & Gas Proppants Segment. As a result of these events, we recorded impairment charges of $5.7 million primarily related to unused inventory at idled plants. These charges relate to the Oil & Gas Proppants Segment and were recorded in "Goodwill and other asset impairments" in the Condensed Consolidated Statements of Operations.
NOTE H—PROPERTY, PLANT AND MINE DEVELOPMENT
At March 31, 2020 and December 31, 2019, property, plant and mine development (in thousands) consisted of the following:

	March 31, 2020	December 31, 2019
Mining property and mine development	$788,574	$794,899
Asset retirement cost	18,011	18,260
Land	57,494	57,082
Land improvements	74,027	73,203
Buildings	69,373	69,112
Machinery and equipment	1,177,350	1,152,898
Furniture and fixtures	4,071	4,068
Construction-in-progress	42,330	54,675
	2,231,230	2,224,197
Accumulated depletion, depreciation, amortization and impairment charges	(744,009)	(706,610)
Total property, plant and mine development, net	$1,487,221	$1,517,587

Depreciation, depletion, and amortization expense related to property, plant and mine development was $28.4 million and $34.2 million for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020 and December 31, 2019, the aggregate cost of machinery and equipment acquired under finance leases was $0.3 million and $0.3 million, respectively, reduced by accumulated depreciation of $0.2 million and $0.2 million, respectively. The amount of interest costs capitalized in property, plant and mine development was $33 thousand and $1.0 million for the three months ended March 31, 2020 and 2019, respectively.
During the first quarter of 2020, there was an unprecedented drop in global demand combined with the breakdown of the OPEC+ agreement to restrict oil production that led to one of the largest annual crude oil inventory builds in history. This led to sharp reductions in global crude oil prices. Containment measures and other economic, travel, and business disruptions caused by COVID-19 also affected refinery activity and future demand for crude oil, and consequently, the services and products of our Oil & Gas Proppants Segment. As a result of these events, we recorded impairment charges of $10.3 million related primarily to our Kosse, Texas facility, which has been idled. These impairment charges related to the Oil & Gas Proppants Segment and were recorded in "Goodwill and other asset impairments" in the Condensed Consolidated Statements of Operations.
On March 21, 2018, we completed the sale of three transload facilities located in the Permian, Eagle Ford, and Marcellus Basins to CIG Logistics (“CIG”) for total consideration of $86.1 million, including the assumption by CIG of $2.2 million of

Company obligations. Total cash consideration was $83.9 million. The consideration includes receipt of a vendor incentive from CIG to enter into master transloading service arrangements. Of the total consideration, $25.8 million was allocated to the fair value of the transload facilities, which had a net book value of $20.0 million and resulted in a gain on sale of $5.8 million. The consideration included a related asset retirement obligation of $2.1 million and an equipment note of $0.1 million assumed by CIG. In addition, $60.3 million of the consideration received in excess of the facilities' fair value was allocated to vendor incentives to be recognized as a reduction of costs using a service-level methodology over the contract lives of the transloading service arrangements. At March 31, 2020, vendor incentives of $21.1 million were classified in accounts payable and accrued expenses on our balance sheet.

NOTE I—GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill (in thousands) by business segment consisted of the following:

	Oil & Gas Proppants Segment	Industrial & Specialty Products Segment	Totals
Balance at December, 2019	$86,100	$187,424	$273,524
Impairment loss	(86,100)	—	(86,100)
EPM acquisition adjustment(1)	—	(1,775)	(1,775)
Balance at March 31, 2020	$—	$185,649	$185,649

(1) Adjustment was made in accordance with ASC 250 to correct an immaterial error to acquisition accounting. We reclassified $1.8 million between goodwill and deferred tax liabilities. There was no impact to the Condensed Consolidated Statements of Operations.

Goodwill and trade names are evaluated for impairment annually as of October 31, or more frequently when indicators of impairment exist. We evaluated events and circumstances since the date of our last qualitative assessment, including macroeconomic conditions, industry and market conditions, and our overall financial performance.

During the first quarter of 2020, there was an unprecedented drop in global demand combined with the breakdown of the OPEC+ agreement to restrict oil production that led to one of the largest annual crude oil inventory builds in history. This led to sharp reductions in global crude oil prices. Containment measures and other economic, travel, and business disruptions caused by COVID-19 also affected refinery activity and future demand for crude oil, and consequently, the services and products of our Oil & Gas Proppants Segment. As a result of these triggering events, we performed a quantitative analysis and determined that the goodwill of our Oil & Gas reporting unit was impaired. We recognized goodwill impairment charges of $86.1 million, which were recorded in "Goodwill and other asset impairments" in the Condensed Consolidated Statements of Operations.
The changes in the carrying amount of intangible assets (in thousands) consisted of the following:

	March 31, 2020				December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Impairments	Net	Gross Carrying Amount	Accumulated Amortization	Impairments	Net

Technology and intellectual property	$86,676	$(18,591)	$—	$68,085	$86,183	$(17,080)	$—	$69,103
Customer relationships	66,999	(19,577)	—	47,422	68,599	(18,737)	(1,240)	48,622
Total definite-lived intangible assets:	$153,675	$(38,168)	$—	$115,507	$154,782	$(35,817)	$(1,240)	$117,725
Trade names	65,390	—	—	65,390	65,390	—	—	65,390
Other	700	—	—	700	700	—	—	700
Total intangible assets:	$219,765	$(38,168)	$—	$181,597	$220,872	$(35,817)	$(1,240)	$183,815

Estimated useful life of technology and intellectual property is 15 years. Estimated useful life of customer relationships is a range of 13 - 15 years.

Amortization expense was $2.7 million and $2.7 million for the three months ended March 31, 2020 and 2019, respectively.

The estimated amortization expense related to definite-lived intangible assets (in thousands) for the five succeeding years is as follows:

2020 (remaining nine months)	$8,138
2021	10,848
2022	10,833
2023	10,828
2024	10,830

NOTE J—DEBT
At March 31, 2020 and December 31, 2019, debt (in thousands) consisted of the following:

	March 31, 2020	December 31, 2019
Senior secured credit facility:
Revolver expiring May 1, 2023 (6.25% at March 31, 2020 and 7.75% at December 31, 2019)	$25,000	$—
Term Loan—final maturity May 1, 2025 (5.0% at March 31, 2020 and 5.81% at December 31, 2019)	1,244,400	1,247,600
Less: Unamortized original issue discount	(5,152)	(5,412)
Less: Unamortized debt issuance cost	(24,100)	(25,390)
Note payable secured by royalty interest	10,259	10,438
Insurance financing notes payable	1,998	5,055
Equipment notes payable	54	87
Finance leases	38	70
Total debt	1,252,497	1,232,448
Less: current portion	(40,233)	(18,463)
Total long-term portion of debt	$1,212,264	$1,213,985

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

As of March 31, 2020 and December 31, 2019, we are in compliance with all covenants in accordance with our senior secured Credit Facility.
Term Loan
At March 31, 2020, contractual maturities of our Term Loan (in thousands) are as follows:

2020 (remaining nine months)	$9,600
2021	12,800
2022	12,800
2023	12,800
2024	12,800
Thereafter	1,183,600
Total	$1,244,400

Revolving Line-of-Credit
We have a $100.0 million Revolver with $25.0 million drawn and $6.5 million allocated for letters of credit as of March 31, 2020, leaving $68.5 million available under the Revolver. We have the intent and ability to repay the amounts outstanding on the Revolver within one year, therefore, the outstanding balance as of March 31, 2020 has been classified as current.
Based on our consolidated leverage ratio of 4.71:1.00 as of March 31, 2020, we may draw up to $30.0 million without the consent of our lenders. With the consent of our lenders, we have access to the full availability of the Revolver.
Note Payable Secured by Royalty Interest
In conjunction with the acquisition of New Birmingham, Inc. in August 2016, we assumed a note payable secured by a royalty interest. The monthly royalty payment is calculated based on future tonnages and sales related to the sand shipped from our Tyler, Texas facility. The note payable is due by June 30, 2032. The note does not provide a stated interest rate. The minimum payments (in thousands) for the next five years and thereafter required by the note are as follows:

2020 (remaining nine months)	$248
2021	380
2022	437
2023	502
2024	572
Thereafter	8,120
Total	$10,259

Under this agreement once a certain number of tons have been shipped from the Tyler facility, the minimum payments will decrease to $0.5 million per year, subject to proration in the period this threshold is met.
The royalty note payable fair value was estimated to be $22.5 million on the acquisition date. The estimate was made using a discounted cash flow model, which calculated the present value of projected future cash payments required under the agreement using a discounted rate of 14%, which is also the effective rate as of March 31, 2020. As of March 31, 2020, the note payable had a balance of $10.3 million. Changes in fair value of the note payable amount may result if estimates of future tonnages and sales increase or decrease.
Insurance Financing Notes Payable
During September 2019, the Company renewed its insurance policies and financed the payments through notes payable with a stated interest rate of 4.5%. These payments will be made in installments throughout a 10-month period and, as such, have been classified as current debt. As of March 31, 2020, the notes payable had a balance of $2.0 million.

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
As of March 31, 2020 and 2019, we had a liability of $25.3 million and $18.8 million, respectively, in other long-term liabilities related to our asset retirement obligations. Changes in the asset retirement obligations (in thousands) during the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
Beginning balance	$25,825	$18,413
Accretion	373	373
Additions and revisions of estimates	(890)	—
Ending balance	$25,308	$18,786

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
Cash Equivalents
Due to the short-term maturity, we believe our cash equivalent instruments at March 31, 2020 and December 31, 2019, approximate their reported carrying values.
Long-Term Debt, Including Current Maturities
We believe that the fair values of our long-term debt, including current maturities, approximate their carrying values based on their effective interest rates compared to current market rates.
Changes in the fair value of the royalty note payable utilize Level 3 inputs, such as estimates of future tonnages sold and average sales price. See Note J - Debt for more information on the royalty note payable.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default of ourselves and our counterparties. However, as of March 31, 2020, we have assessed that the impact of the credit valuation adjustments on the overall valuation of our derivative positions is not significant. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. See Note M - Derivative Instruments for more information.

NOTE M—DERIVATIVE INSTRUMENTS
Cash Flow Hedges of Interest Rate Risk
We enter into interest rate swap agreements in connection with our Term Loan to add stability to interest expense and to manage our exposure to interest rate movements. The derivative instruments are recorded on the balance sheet within other assets or liabilities at their fair values. As of March 31, 2020, the fair values of our two interest rate swaps were a liability of $2.6 million and a liability of $1.2 million and were classified within accounts payable and accrued liabilities on our balance sheets. At December 31, 2019, the fair values of our two interest rate swaps were a liability of $2.8 million and a liability of $1.3 million and were classified within accounts payable and accrued liabilities on our balance sheets. We have designated the interest rate swap agreements as qualified cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings.
The following table summarizes the fair value of our derivative instruments (in thousands, except contract/notional amount). See Note L - Fair Value Accounting for more information regarding the estimated fair values of our derivative instruments at March 31, 2020 and December 31, 2019.

	March 31, 2020					December 31, 2019
	Maturity Date	Contract/Notional Amount		Carrying Amount	Fair Value	Maturity Date	Contract/Notional Amount		Carrying Amount	Fair Value
LIBOR(1) interest rate swap agreement	2020	$440	million	$(2,576)	$(2,576)	2020	$440	million	$(2,768)	$(2,768)
LIBOR(1) interest rate swap agreement	2020	$200	million	$(1,172)	$(1,172)	2020	$200	million	$(1,259)	$(1,259)
(1) Agreements fix the LIBOR interest rate base to 2.74%.
During the three months ended March 31, 2020, we had no ineffectiveness for the interest rate swap derivatives.
The following table summarizes the effect of derivative instruments (in thousands) on our income statements and our consolidated statements of comprehensive income for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Deferred losses from derivatives in OCI, beginning of period	$(3,053)	$(1,621)
Gain (loss) recognized in OCI from derivative instruments	211	(940)
Deferred losses from derivatives in OCI, end of period	$(2,842)	$(2,561)

NOTE N—EQUITY-BASED COMPENSATION
In July 2011, we adopted the U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan (the “2011 Plan”), which was amended and restated in May 2015. The 2011 Plan provides for grants of stock options, restricted stock, performance share units and other incentive-based awards. We believe our 2011 Plan aligns the interests of our employees and directors with those of our common stockholders. At March 31, 2020, we have 673,336 shares of common stock that may be issued under the 2011 Plan. We use a combination of treasury stock and new shares if necessary to satisfy option exercises or vesting of restricted awards and performance share units.

Stock Options

The following table summarizes the status of, and changes in, our stock option awards during the three months ended March 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2019	826,658	$28.97	$11,557	4.1 years
Granted	—	$—	$—
Exercised	—	$—	$—
Forfeited	—	$—	$—
Expired	—	$—	$—
Outstanding at March 31, 2020	826,658	$28.97	$—	3.9 years
Exercisable at March 31, 2020	826,658	$28.97	$—	3.9 years

There were no grants of stock options during the three months ended March 31, 2020 and 2019.
There were 0 and 10,000 stock options exercised during the three months ended March 31, 2020 and 2019, respectively. The total intrinsic value of stock options exercised was $12 thousand for the three months ended March 31, 2019. Cash received from stock options exercised during the three months ended March 31, 2019 was $128 thousand. The tax benefit realized from stock option exercises was $3 thousand for the three months ended March 31, 2019.
As of March 31, 2020 and 2019, there was no unrecognized compensation expense related to these options. We account for forfeitures as they occur.
Restricted Stock and Restricted Stock Unit Awards
The following table summarizes the status of, and changes in, our unvested restricted stock awards during the three months ended March 31, 2020:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2019	1,020,248	$15.86
Granted	900,852	$5.56
Vested	(245,004)	$13.96
Forfeited	(96,467)	$14.61
Unvested, March 31, 2020	1,579,629	$10.35

We granted 900,852 restricted stock and restricted stock unit awards during the three months ended March 31, 2020. We granted 732,860 restricted stock and restricted stock unit awards during the three months ended March 31, 2019. The fair value of the awards was based on the market price of our stock at date of grant.
Our Board of Directors approved and amendment and restatement of the 2011 Plan, effective February 1, 2020, subject to shareholder approval at our 2020 annual meeting of shareholders (the "Annual Meeting"). The amendment increases the current share reserve by 4.025 million shares. During the three months ended March 31, 2020, we granted 834,677 restricted stock units to our executive employees, subject to stockholder approval of the amendment of the 2011 Plan at the Annual Meeting. If this proposal is not approved at the Annual Meeting, these awards will be settled in cash rather than equity.
We recognized $1.5 million of equity-based compensation expense related to restricted stock awards during the three months ended March 31, 2020. We recognized $2.3 million of equity-based compensation expense related to restricted stock awards during the three months ended March 31, 2019. As of March 31, 2020, there was $12.2 million of unrecognized compensation expense related to these restricted stock awards, which is expected to be recognized over a weighted-average period of 2.1 years.
We also granted 315,931 awards during the three months ended March 31, 2020. These awards will vest over a period of one to three years and will be settled in cash. As such, these awards have been classified as liability instruments. We recognized $39 thousand of expense related to these awards for the three months ended March 31, 2020. The liability for these awards is included in accounts payable and other accrued expenses on our balance sheets. These awards will be remeasured at fair value each reporting period with resulting changes reflected in our income statements. Estimated unrecognized expense related to these awards is $0.5 million over a period of 2.9 years.
Performance Share Unit Awards
The following table summarizes the status of, and changes in, our performance share unit awards during the three months ended March 31, 2020:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2019	838,722	$18.00
Granted	1,020,161	$9.94
Vested	—	$—
Forfeited/Cancelled	(121,083)	$37.12
Unvested, March 31, 2020	1,737,800	$13.90

We granted 1,020,161 performance share units during the three months ended March 31, 2020. We granted 607,130 performance share units during the three months ended March 31, 2019. The grant date fair value for these awards was estimated using a Monte Carlo simulation model. The Monte Carlo simulation model requires the use of highly subjective assumptions. Our key assumptions in the model included the price and the expected volatility of our common stock and our self-determined peer group companies’ stock, risk-free rate of interest, dividend yields and cross-correlations between our common stock and our self-determined peer group companies' stock.
We recognized $1.3 million of compensation expense related to performance share unit awards during the three months ended March 31, 2020. We recognized $1.7 million of compensation expense related to performance share unit awards during the three months ended March 31, 2019. As of March 31, 2020, there was $16.6 million of unrecognized compensation expense related to these performance share unit awards, which is expected to be recognized over a weighted-average period of 2.3 years.
We also granted 870,275 awards during the three months ended March 31, 2020. These awards will vest over a period of one to three years and will be settled in cash. As such, these awards have been classified as liability instruments. We recognized $0.7 million of expense related to these awards for the three months ended March 31, 2020. The liability for these awards is included in accounts payable and other accrued expenses on our balance sheets. These awards will be remeasured at fair value each reporting period with resulting changes reflected in our income statements. Estimated unrecognized expense related to these awards is $13.6 million over a period of 2.9 years.
NOTE O—COMMITMENTS AND CONTINGENCIES
Future Minimum Annual Commitments at March 31, 2020 (in thousands):

Year ending December 31,	Minimum Purchase Commitments
2020 (remaining nine months)	$10,327
2021	9,527
2022	7,075
2023	7,075
2024	3,767
Thereafter	2,490
Total future purchase commitments	$40,261

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
Other Commitments and Contingencies
Our operating subsidiary, U.S. Silica Company (“U.S. Silica”), has been named as a defendant in various product liability claims alleging silica exposure causing silicosis. During the three months ended March 31, 2020, zero new claims were brought against U.S. Silica. As of March 31, 2020, there were 55 active silica-related product liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, it is not reasonably possible that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations that exceeds the accrual amounts.
We have recorded estimated liabilities for these claims in other long-term liabilities as well as estimated recoveries under the indemnity agreement and an estimate of future recoveries under insurance in other assets on our consolidated balance sheets. As of both March 31, 2020 and December 31, 2019, other non-current assets included zero for insurance for third-party product liability claims. As of March 31, 2020 and December 31, 2019 other long-term liabilities included $1.0 million and $0.9 million, respectively, for third-party product liability claims.
One of our subsidiaries has also been named as a defendant in lawsuits regarding certain labor practices. If we are unsuccessful in defending the litigation, these cases could result in a material liability for us.
Obligations under Guarantees
We have indemnified our insurers against any loss they may incur in the event that holders of surety bonds, issued on our behalf, execute the bonds. As of March 31, 2020, there was $36.3 million in bonds outstanding, of which $30.9 million relate to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to licenses, permits, and tax collection.
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

Net pension benefit cost (in thousands) consisted of the following for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Service cost	$653	$586
Interest cost	989	2,584
Expected return on plan assets	(1,421)	(3,184)
Net amortization and deferral	894	624
Net pension benefit costs	$1,115	$610

Net post-retirement benefit cost (in thousands) consisted of the following for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Service cost	$25	$24
Interest cost	129	196
Net post-retirement benefit costs	$154	$220

We contributed $0.7 million to the qualified pension plans for both of the three months ended March 31, 2020 and 2019. Our best estimate of expected contributions to the pension and post-retirement medical benefit plans for the 2020 fiscal year are $5.1 million and $1.4 million, respectively.
We contribute to three multiemployer defined benefit pension plans under the terms of collective-bargaining agreements for union-represented employees. A multiemployer plan is subject to collective bargaining for employees of two or more unrelated companies. These plans allow multiple employers to pool their pension resources and realize efficiencies associated with the daily administration of the plan. Multiemployer plans are generally governed by a board of trustees composed of management and labor representatives and are funded through employer contributions. However, in most cases, management is not directly represented. Our contributions to individual multiemployer pension funds did not exceed 5% of the fund’s total contributions for the three months ended March 31, 2020 and 2019. Additionally, our contributions to multiemployer post-retirement benefit plans were immaterial for all periods presented in the accompanying condensed consolidated financial statements.
We also sponsor a defined contribution plan covering certain employees. We contribute to the plan in two ways. For certain employees not covered by the defined benefit plan, we make a contribution equal to 4% of their salary. For all other eligible employees, we make a contribution up to 6% of eligible earnings. Contributions were $1.4 million and $1.3 million for the three months ended March 31, 2020 and 2019, respectively.
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
Supplemental balance sheet information related to leases was as follows:

Leases	Classification	March 31, 2020	December 31, 2019
Assets
Operating	Operating lease right-of-use assets	$48,847	$53,098
Total leased right-of-use assets		$48,847	$53,098
Liabilities
Current
Operating	Current portion of operating lease liabilities	$50,402	$53,587
Non-current
Operating	Operating lease liabilities	108,741	117,964
Total lease liabilities		$159,143	$171,551

Lease Term and Discount Rate
Weighted average remaining lease term:
Operating leases		4.4 years	4.5 years

Weighted average discount rate:
Operating leases		5.7%	5.7%

The components of lease expense were as follows:

Lease Costs	Classification	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease costs(1)	Cost of sales	$9,617	$25,115
Operating lease costs(2)	Selling, general and administrative	542	1,169
		$10,159	$26,284

(1) Includes short-term operating lease costs of $2.8 million and $6.6 million for the three months ended March 31, 2020 and 2019, respectively.
(2) Includes short-term operating lease costs of $0.1 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$17,365	$2,584

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$3,872	$223,027

Maturities of lease liabilities as of March 31, 2020:

Maturities of lease liabilities	Operating leases
2020 (remaining nine months)	$46,362
2021	45,227
2022	34,067
2023	22,411
2024	16,268
Thereafter	22,284
Total lease payments	$186,619
Less: Interest	27,476
Total	$159,143

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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES” Act) was enacted and signed into law in response to the COVID-19 pandemic. Certain provisions of the CARES Act impact our 2019 income tax provision computations and are reflected in the first quarter of 2020, or the period of enactment. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning after 2017 and before 2021. In addition, the CARES Act allows NOLs generated after 2017 and before 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. We intend to carry the NOL generated in 2019 back to offset a portion of the taxable income in the 2014 tax year. The deferred tax asset related to the NOL generated in 2019 was recorded at the statutory income tax rate for 2019 of 21%. As a result of the carry back of this NOL to 2014, the NOL will be utilized at the statutory income tax rate for 2014 of 35%. This increase in the tax rate at which the 2019 NOL will be utilized results in a deferred tax benefit. Accordingly, during the three months ended March 31, 2020, we recorded an estimated deferred tax benefit of $11.2 million. Pursuant to ASC 740, this has been recorded as a discrete component of the tax benefit.
The CARES Act also accelerates the ability of companies to receive refunds of alternative minimum tax (“AMT”) credits related to tax years beginning in 2018 and 2019. AMT credits have been presented as a receivable or a deferred tax asset in the prior period balance sheets. The presentation of refundable AMT credits in the current balance sheet have been reclassified from deferred tax asset to accounts receivable to reflect the timing of when the credits are expected to be monetized.
Additionally, the CARES Act provides temporary relief for payment of certain payroll taxes. Prior to the CARES Act, payroll taxes generally would have been deductible for income tax purposes in the same period that they were expensed for book purposes under the “recurring item exception” of the Internal Revenue Code. However, if a company defers payment of its payroll taxes as a result of the CARES Act such that the recurring item exception no longer applies, accrued payroll taxes would not be deductible until the tax year in which they are actually paid. If the book expense and tax deduction are expected to occur in different periods, a deferred tax asset would need to be recorded for the deductible temporary difference related to the payroll tax accrual. The temporary relief for payment of certain payroll taxes will not have an impact to the first quarter of 2020.
We are currently still evaluating all provisions of the CARES Act and its impact on income tax and in our Consolidated Statements of Operation.
For the three months ended March 31, 2020 and 2019, we had tax benefits of $36.1 million and $2.0 million, respectively. The effective tax rate was 33% and 9% for the three months ended March 31, 2020 and 2019, respectively. Without discrete items, which primarily consist of tax expense related to equity compensation and a tax benefit related to the carryback of the 2019 NOL to 2014, the effective tax rate for the three months ended March 31, 2020 and 2019 would have been 24% and 29%, respectively.
During the three months ended March 31, 2020 and 2019, we recorded tax expense related to equity compensation of $0.5 million and $3.9 million, respectively.

NOTE S— REVENUE
We consider sales disaggregated at the product and service level by business segment to depict how the nature, amount, timing and uncertainty of revenues and cash flow are impacted by changes in economic factors. The following table disaggregates our sales by major source for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
Category	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales
Product	$108,277	$113,884	$222,161	$178,587	$118,273	$296,860
Service	47,438	—	47,438	81,890	—	81,890
Total Sales	$155,715	$113,884	$269,599	$260,477	$118,273	$378,750

The following tables reflect the changes in our contract assets, which we classify as unbilled receivables and our contract liabilities, which we classify as deferred revenues, for the three months ended March 31, 2020 and 2019 (in thousands):

	Unbilled Receivables
	March 31, 2020	March 31, 2019
Beginning Balance	$144	$90
Reclassifications to billed receivables	(144)	(90)
Revenues recognized in excess of period billings	108	1,641
Ending Balance	$108	$1,641

	Deferred Revenue
	March 31, 2020	March 31, 2019
Beginning Balance	$50,634	$113,319
Revenues recognized from balances held at the beginning of the period	(2,525)	(6,704)
Revenues deferred from period collections on unfulfilled performance obligations	—	10,025
Revenues recognized from period collections	—	(872)
Ending Balance	$48,109	$115,768

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
Foreign Operations
The following table includes information related to our foreign operations for the three months ended March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019
Total Sales	$21,605	$15,300
Pre-tax income	$4,213	$900
Net income	$3,328	$800

Consolidated Assets	$29,705	$10,100

NOTE T— RELATED PARTY TRANSACTIONS
There were no related party transactions during the three months ended March 31, 2020 or 2019.
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
An operating segment’s performance is primarily evaluated based on segment contribution margin, which excludes selling, general, and administrative costs, corporate costs, plant capacity expansion expenses, and facility closure costs. We believe that segment contribution margin, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, segment contribution margin is a non-GAAP measure and should be considered in addition to, not a substitute for, or superior to, net income (loss) or other measures of financial performance prepared in accordance with GAAP. The other accounting policies of each of the two reportable segments are the same as those in Note B - Summary of Significant Accounting Policies to the Consolidated Financial Statements in Item 8 of our 2019 Annual Report on Form 10-K.
The following table presents sales and segment contribution margin (in thousands) for the reportable segments and other operating results not allocated to the reportable segments for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Sales:
Oil & Gas Proppants	$155,715	$260,477
Industrial & Specialty Products	113,884	118,273
Total sales	269,599	378,750
Segment contribution margin:
Oil & Gas Proppants	32,891	58,588
Industrial & Specialty Products	43,348	44,561
Total segment contribution margin	76,239	103,149
Operating activities excluded from segment cost of sales	(7,957)	(21,937)
Selling, general and administrative	(30,052)	(34,656)
Depreciation, depletion and amortization	(38,449)	(44,600)
Goodwill and other asset impairments	(103,866)	—
Interest expense	(22,277)	(23,978)
Other income, net, including interest income	17,671	722
Income tax benefit (expense)	36,086	1,972
Net loss	$(72,605)	$(19,328)
Less: Net loss attributable to non-controlling interest	(260)	(4)
Net loss attributable to U.S. Silica Holdings, Inc.	$(72,345)	$(19,324)

Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. At March 31, 2020, goodwill of $185.6 million has been allocated to these segments with zero assigned to Oil & Gas Proppants and $185.6 million to Industrial & Specialty Products. At December 31, 2019, goodwill of $273.5 million had been allocated to these segments with $86.1 million assigned to Oil & Gas Proppants and $187.4 million to Industrial & Specialty Products.

NOTE V— SUBSEQUENT EVENTS
On April 3, 2020, we paid a cash dividend of $1.5 million or $0.02 per share to common stockholders of record as of the close of business on March 13, 2020, which had been declared by our Board of Directors on February 10, 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as the consolidated financial statements, the accompanying notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "2019 Annual Report").

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

For example, all statements we make relating to our estimated and projected costs; the impact of the COVID-19 pandemic on our future plans and results of operations; reserve and finished products estimates; demand for our products; the strategies of our customers; anticipated expenditures, cash flows, growth rates and financial results; our plans and objectives for future operations, growth or initiatives; strategies and their anticipated effect on our performance and liquidity; and the expected outcome or impact of pending or threatened litigation are forward-looking statements.

All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect, including but not limited to: global economic conditions; fluctuations in demand for commercial silica, diatomaceous earth, perlite, clay and cellulose; fluctuations in demand for frac sand or the development of either effective alternative proppants or new processes to replace hydraulic fracturing; changes in production spending by companies in the oil and gas industry and changes in the level of oil and natural gas exploration and development; general economic, political and business conditions in key regions of the world; effects of the COVID-19 pandemic on our customers and end users of our products; pricing pressure; weather and seasonal factors; the cyclical nature of our customers’ business; our inability to meet our financial and performance targets and other forecasts or expectations; our substantial indebtedness and pension obligations, including restrictions on our operations imposed by our indebtedness; operational modifications, delays or cancellations; prices for electricity, natural gas and diesel fuel; our ability to maintain our transportation network; changes in government regulations and regulatory requirements, including those related to mining, explosives, chemicals, and oil and gas production; silica-related health issues and corresponding litigation; and other risks and uncertainties detailed in this Quarterly Report on Form 10-Q and our most recent Forms 10-K, 10-Q, and 8-K filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”).

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
During our 120-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 400 diversified product types to customers across our end markets. As of March 31, 2020, we operated 23 production facilities across the United States. We control 489 million tons of reserves of commercial silica, which we believe can be processed to make 179 million tons of finished products that meet API frac sand specifications, and 79 million tons of reserves of diatomaceous earth, perlite, and clays.
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
Recent Trends and Outlook
Oil and gas proppants end market trends

The COVID-19 pandemic and related economic repercussions coupled with an inadequate supply response and exacerbated by the lack of global storage capacity, has resulted in a precipitous decline in crude oil prices. While the Organization of the Petroleum Exporting Countries and other oil producing nations ("OPEC+") agreed in April to cut production, downward pressure on commodity prices has remained and could continue for the foreseeable future. These events have negatively affected and are expected to continue to negatively affect our Oil & Gas Proppants segment. Demand for our proppant and logistics services is declining as our customers reduce their capital budgets and drilling operations in response to lower oil prices.

In response to the expected second quarter effects of the pandemic on our Oil & Gas Proppants Segment, we have taken a number of steps to reduce our costs of operations. We have dramatically reduced all discretionary spending, reduced officer salaries, lowered headcount, and closed or idled facilities as appropriate.

The extent to which our business is affected by COVID-19 will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic; additional actions by businesses and governments in response to the pandemic, the speed and effectiveness of responses to combat the virus, and the effects of low oil prices on the global economy generally. These effects could also aggravate the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Sales and average selling price per ton decreased sequentially during the three months ended March 31, 2020, compared to the three months ended December 31, 2019. The decreases were due to more tons produced and sold in-basin in West Texas and fewer tons delivered to well sites in addition to the economic conditions discussed above. Additionally, we recognized approximately $59.3 million in shortfall revenue during the fourth quarter of 2019, which was not recognized during the first quarter of 2020. Our results for the three–month period ended March 31, 2020 in this segment are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020.

Amounts in thousands, except per ton data	Three Months Ended		Percentage Change
Oil & Gas Proppants	March 31, 2020	December 31, 2019	March 31, 2020 vs. December 31, 2019
Sales	$155,715	$234,273	(34)%
Tons Sold	3,202	3,362	(5)%
Average Selling Price per Ton	$48.63	$69.68	(30)%

If oil and gas drilling and completion activity does not grow or if frac sand supply remains greater than demand, then we may sell fewer tons, sell tons at lower prices, or both. If we sell less frac sand or sell frac sand at lower prices, our revenue, net income, cash generated from operating activities, and liquidity would be adversely affected, and we could incur material asset impairments. If these events occur, we may evaluate further actions to reduce cost and improve liquidity.
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
The COVID-19 pandemic has also caused, and is likely to continue to cause, severe economic, market and other disruptions worldwide, which will begin to affect our Industrial & Specialty Products segment in the second quarter of 2020 and beyond. In addition, after the COVID-19 pandemic has subsided, we may experience adverse impacts in this segment as a result of any long-term economic recession or depression that may continue in the future.
Our Business Strategy
The key drivers of our growth strategy include:

•	increasing our presence and product offering in specialty products end markets;

•	optimizing our product mix and further developing value-added capabilities to maximize margins;

•	effectively positioning our Oil & Gas Proppants facilities to optimally serve our customers;

•	optimizing our supply chain network and leveraging our logistics capabilities to meet our customers’ needs;

•	evaluating both Greenfield and Brownfield expansion opportunities and other acquisitions; and

•	maintaining financial strength and flexibility.
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
Our ten largest customers accounted for approximately 38% and 42% of total sales for the three months ended March 31, 2020 and 2019, respectively. Sales to one of our customers accounted for 10% and 12% of our total sales for the three months ended March 31, 2020 and 2019, respectively. No other customers accounted for 10% or more of our total sales. At March 31, 2020, one of our customer's accounts receivable represented 10% of our total trade accounts receivable. At December 31, 2019, the same customer's accounts receivable represented 12% of our total trade accounts receivable. At March 31, 2020, one other customer's accounts receivable represented 10% of our total trade accounts receivable. No other customers accounted for 10% or more of our total trade accounts receivable.
For a limited number of customers, we sell under long-term, minimum purchase supply agreements. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge and that our customers will pay for each product. Prices under these agreements are generally fixed and subject to certain contractual adjustments. Sometimes these agreements may undergo negotiations regarding pricing and volume requirements, particularly in volatile market conditions. When these negotiations occur, we may deliver sand at prices or at volumes below the requirements in our existing supply agreements. An executed order specifying the type and quantity of product to be delivered, in combination with the noted agreements, comprise our contracts in these arrangements. Selling more tons under supply contracts enables us to be more efficient from a production, supply chain and logistics standpoint. As discussed in Part I, Item 1A., Risk Factors of our 2019 Annual Report on Form 10-K, these customers may not continue to purchase the same levels of product in the future due to a variety of reasons, contract requirements notwithstanding.
As of March 31, 2020, we had thirteen minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2020 and 2034. As of March 31, 2019, we had twenty-two minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2019 and 2034. Collectively, sales to customers with minimum purchase supply agreements accounted for 60% and 42% of Oil & Gas Proppants segment sales during the three months ended March 31, 2020 and 2019, respectively.
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

Additionally, we incur expenses related to our corporate operations, including costs for sales and marketing; research and development; and the finance, legal, human resources, information technology, and environmental, health and safety functions of our organization. These costs are principally driven by personnel expenses.
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

The following table sets forth a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA.

(amounts in thousands)	Three Months Ended March 31,
	2020	2019
Net loss attributable to U.S. Silica Holdings, Inc.	$(72,345)	$(19,324)
Total interest expense, net of interest income	22,194	22,920
Provision for taxes	(36,086)	(1,972)
Total depreciation, depletion and amortization expenses	38,449	44,600
EBITDA	(47,788)	46,224
Non-cash incentive compensation (1)	2,847	4,045
Post-employment expenses (excluding service costs) (2)	613	552
Merger and acquisition related expenses (3)	609	4,783
Plant capacity expansion expenses (4)	2,190	8,571
Contract termination expenses (5)	—	1,000
Goodwill and other asset impairments (6)	103,866	—
Business optimization projects (7)	19	6
Facility closure costs (8)	1,097	—
Other adjustments allowable under the Credit Agreement (9)	(15,207)	3,638
Adjusted EBITDA	$48,246	$68,819

(1)	Reflects equity-based, non-cash compensation expense.
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

(6)
The three months ended March 31, 2020 reflect $103.9 million of asset impairments related to goodwill, long-lived assets, and inventory related to idled facilities in our Oil & Gas segment. See Note G - Inventories, Note H - Property, Plant and Mine Development, and Note I - Goodwill and Intangible Assets to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

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

(9)
Reflects miscellaneous adjustments permitted under the Credit Agreement, such as recruiting fees and relocation costs. The three months ended March 31, 2020 also included $1.6 million in severance costs and $17.6 million related to the gain attributable to the bargain purchase of Arrows Up. See Note E - Business Combinations to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. The three months ended March 31, 2019 included $2.4 million related to facility closure costs and $2.2 million of loss contingencies reserve, partially offset by insurance proceeds of $2.2 million.

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
As of March 31, 2020, we are in compliance with all covenants under our Credit Facility, and our Revolver usage was $25 million (not including $6.5 million allocated for letters of credit). Since the Revolver usage did not exceed 30% of the Revolver commitment, the consolidated leverage ratio covenant did not apply. Based on our consolidated leverage ratio of 4.71:1.00 as of March 31, 2020, we may draw up to $30.0 million without the consent of our lenders. With the consent of our lenders, we have access to the full availability of the Revolver. The calculation of the consolidated leverage ratio incorporates the Adjusted EBITDA-trailing twelve months as follows:

(All amounts in thousands, except calculated ratio)	March 31, 2020

Total debt	$1,252,459
Finance leases	38
Total consolidated debt	$1,252,497

Adjusted EBITDA-trailing twelve months	$265,752
Pro forma Adjusted EBITDA including impact of acquisitions (1)	—
Other adjustments for covenant calculation (2)	253
Total Adjusted EBITDA-trailing twelve months for covenant calculation	$266,005

Consolidated leverage ratio(3)	4.71

(1)	Covenant calculation allows for the Adjusted EBITDA-trailing twelve months to include the impact of acquisitions on a pro forma basis.
(2)	Covenant calculation excludes activity at legal entities above the operating company, which is mainly interest income offset by public company operating expenses.
(3)	Calculated by dividing total consolidated debt by total Adjusted EBITDA-trailing twelve months for covenant calculation.

Results of Operations for the Three Months Ended March 31, 2020 and 2019
Sales

(In thousands except per ton data)	Three Months Ended March 31,		Percent Change
	2020	2019	'20 vs.'19
Sales:
Oil & Gas Proppants	$155,715	$260,477	(40)%
Industrial & Specialty Products	113,884	118,273	(4)%
Total sales	$269,599	$378,750	(29)%
Tons:
Oil & Gas Proppants	3,202	3,864	(17)%
Industrial & Specialty Products	959	966	(1)%
Total Tons	4,161	4,830	(14)%
Average Selling Price per Ton:
Oil & Gas Proppants	$48.63	$67.41	(28)%
Industrial & Specialty Products	118.75	122.44	(3)%
Overall Average Selling Price per Ton	$64.79	$78.42	(17)%
Total sales decreased 29% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, driven by a 17% decrease in overall average selling price and a 14% decrease in total tons sold.
The decrease in total sales was mainly driven by Oil & Gas Proppants sales, which decreased 40% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Oil & Gas Proppants average selling price decreased 28% and tons sold decreased 17%. These decreases are a result of the shift to in-basin sand, overall decrease in demand due to current environmental conditions related to the COVID-19 pandemic as well as overall supply being greater than demand.
The decrease in total sales was also partially driven by Industrial & Specialty Products sales, which decreased 4% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Industrial & Specialty Products average selling price decreased 3% and tons sold decreased 1%. The decrease was mainly due to unfavorable product mix of lower margin tons sold.
Cost of Sales (excluding depreciation, depletion, and amortization)
Cost of sales decreased by $96.2 million, or 32%, to $201.3 million for the three months ended March 31, 2020 compared to $297.5 million for the three months ended March 31, 2019. These changes result from the main components of cost of sales as discussed below. As a percentage of sales, cost of sales represented 75% for the three months ended March 31, 2020 compared to 79% for the same period in 2019.
We incurred $74.4 million and $129.9 million of transportation and related costs for the three months ended March 31, 2020 and 2019, respectively. The $55.5 million decrease was mainly due to an overall decrease in demand in the Oil & Gas Proppants segment in addition to carrier rate reductions in our SandBox operations. As a percentage of sales, transportation and related costs represented 28% for the three months ended March 31, 2020 compared to 34% for the same period in 2019.
We incurred $41.8 million and $53.7 million of operating labor costs for the three months ended March 31, 2020 and 2019, respectively. The $11.9 million decrease in labor cost was mainly due to idled facilities. As a percentage of sales, operating labor costs represented 16% for the three months ended March 31, 2020 compared to 14% for the same period in 2019.
We incurred $10.5 million and $16.3 million of electricity and drying fuel (principally natural gas) costs for the three months ended March 31, 2020 and 2019, respectively. The $5.8 million decrease in electricity and drying fuel costs was mainly due to idled sand facilities. As a percentage of sales, electricity and drying fuel costs represented 4% for both of the three months ended March 31, 2020 and 2019.
We incurred $15.7 million and $23.5 million of maintenance and repair costs for the three months ended March 31, 2020 and 2019, respectively. The $7.8 million decrease in maintenance and repair costs was due to idled sand facilities, reduced costs at our SandBox operations due to lower volumes, and a decrease in plant capacity expansion expenses. As a percentage of sales, maintenance and repair costs represented 6% for both the three months ended March 31, 2020 and 2019.
Segment Contribution Margin
Industrial & Specialty Products contribution margin decreased by $1.3 million to $43.3 million for the three months ended March 31, 2020 compared to $44.6 million for the three months ended March 31, 2019, driven by a $4.4 million decrease in revenue and partially offset by $3.2 million in lower cost of sales.
Oil & Gas Proppants contribution margin decreased by $25.7 million to $32.9 million for the three months ended March 31, 2020 compared to $58.6 million for the three months ended March 31, 2019, driven by a $104.8 million decrease in sales, partially offset by a $79.1 million decrease in cost of sales. The decrease in segment contribution margin was mainly driven by decreased sand pricing as a result of a shift to in basin sand, and an overall decrease in demand.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $4.6 million, or 13%, to $30.1 million for the three months ended March 31, 2020 compared to $34.7 million for the three months ended March 31, 2019. The net decrease was primarily due to compensation related expense decreasing $4.3 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
    In total, our selling, general and administrative expenses represented approximately 11% and 9% of our sales for the three months ended March 31, 2020 and 2019, respectively.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense decreased by $6.2 million, or 14%, to $38.4 million for the three months ended March 31, 2020 compared to $44.6 million for the three months ended March 31, 2019. The decrease was mainly driven by decreased production, a decrease in total depreciable assets due to idled plants and subsequent asset impairments which occurred during the fourth quarter of 2019 and the three months ended March 31, 2020, and reduced capital spending. Depreciation, depletion and amortization expense represented approximately 14% and 12% of our sales for the three months ended March 31, 2020 and 2019, respectively.
Goodwill and Other Asset Impairments
During the three months ended March 31, 2020, we recorded a $103.9 million asset impairment charge related to long-lived assets and inventories of idled plants, operating right-of-use assets and goodwill related to the Oil & Gas Proppants Segment.
Operating Income (Loss)
Operating loss for the three months ended March 31, 2020 was $104.1 million compared to operating income of $2.0 million for the three months ended March 31, 2019. The change was mainly driven by a 29% decrease in sales, partially offset by a 14% decrease in depreciation, depletion and amortization expense, a 13% decrease in selling, general and administrative expenses, and a 32% decrease in cost of sales.
Interest Expense
Interest expense decreased by $1.7 million, or 7%, to $22.3 million for the three months ended March 31, 2020 compared to $24.0 million for the three months ended March 31, 2019, mainly due to a decrease in interest rates, partially offset by a decrease in interest costs capitalized for property, plant and mine development and interest expense on the outstanding balance of the Revolver.

Other Income, Net, Including Interest Income
Other income, net, increased by $17.0 million, to $17.7 million for the three months ended March 31, 2020 compared to $0.7 million for the three months ended March 31, 2019, primarily driven by the gain on bargain purchase price.
Provision for Income Taxes
For the three months ended March 31, 2020, we had a tax benefit of $36.1 million. For the three months ended March 31, 2019, we had a tax benefit of $2.0 million. The effective tax rates were 33% and 9% for the three months ended March 31, 2020 and 2019, respectively. Without discrete items, which primarily consist of tax expense related to equity compensation and a tax benefit related to the carryback of the 2019 NOL to 2014, the effective tax rates for the three months ended March 31, 2020 and 2019 would have been 24% and 29%, respectively.
During the three months ended March 31, 2020 and 2019, we recorded tax expense related to equity compensation of $0.5 million and $3.9 million, respectively.
Net Loss
Net loss attributable to U.S. Silica Holdings, Inc., was $72.3 million and $19.3 million for the three months ended March 31, 2020 and 2019, respectively. The year over year changes were due to the factors noted above.
Liquidity and Capital Resources
Overview
Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to return cash to our stockholders, and to pay for acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through cash on hand, borrowings under our credit facilities, or equity issuances. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of March 31, 2020, our working capital was $217.2 million and we had $68.5 million of availability under the Revolver. Based on our consolidated leverage ratio of 4.71:1.00 as of March 31, 2020, we may draw up to $30.0 million without the consent of our lenders. With the consent of our lenders, we have access to the full availability of the Revolver. Additionally, at March 31, 2020, other receivables included $16.1 million of refundable alternative minimum tax credits and $28 million of refunds attributable to the CARES Act provision for net operating loss ("NOL") carrybacks from 2014-2019, which we expect to receive during 2020.
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
In response to the expected second quarter effects of the pandemic on our Oil & Gas Segment, we have taken a number of steps to reduce our costs of operations, including dramatically reducing all discretionary spending, reducing officer salaries, lowering headcount, and closing or idling facilities as appropriate. We believe that cash on hand, cash generated through operations and cash generated from financing arrangements will be sufficient to meet our working capital requirements, anticipated capital expenditures, scheduled debt payments and any dividends declared for at least the next 12 months. During the period of economic disruption resulting from the COVID-19 pandemic, our ability to access capital markets and sources of liquidity may be impaired. At this time, we do not believe that any limited access to the capital markets will have a material adverse effect on our financial condition.
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
Cash Flow Analysis
A summary of operating, investing and financing activities (in thousands) is shown in the following table:

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$(40,803)	$10,901
Investing activities	(16,386)	(45,683)
Financing activities	16,150	(6,101)
Net Cash Provided by / Used in Operating Activities
Operating activities consist primarily of net income (loss) adjusted for certain non-cash and working capital items. Adjustments to net income or loss for non-cash items include depreciation, depletion and amortization, deferred revenue, deferred income taxes, equity-based compensation and bad debt provision. In addition, operating cash flows include the effect of changes in operating assets and liabilities, principally accounts receivable, inventories, prepaid expenses and other current assets, income taxes payable and receivable, accounts payable and accrued expenses.
Net cash used in operating activities was $40.8 million for the three months ended March 31, 2020. This was mainly due to a $72.6 million net loss adjusted for non-cash items, including $38.4 million in depreciation, depletion and amortization, $103.9 million in goodwill and other asset impairments, $37.0 million in deferred income taxes, $2.8 million in equity-based compensation, $2.5 million in deferred revenue, and $14.8 million in other miscellaneous non-cash items. Also contributing to the change was a $13.5 million increase in accounts receivable, a $2.9 million decrease in inventories, a $4.8 million increase in prepaid expenses and other current assets, a $40.5 million decrease in accounts payable and accrued liabilities, and $3.3 million in other operating assets and liabilities.
Net cash provided by operating activities was $10.9 million for the three months ended March 31, 2019. This was mainly due to a $19.3 million net loss adjusted for non-cash items, including $44.6 million in depreciation, depletion and amortization, $2.6 million in deferred income taxes, $4.0 million in equity-based compensation, $7.6 million in deferred revenue, and $1.5 million in other miscellaneous non-cash items. Also contributing to the change was a $43.6 million increase in accounts receivable, an $18.9 million decrease in inventories, a $3.2 million decrease in prepaid and other current assets, a $13.0 million increase in accounts payable and accrued liabilities, and $1.7 million in other operating assets and liabilities.
Net Cash Provided by / Used in Investing Activities
Investing activities consist primarily of cash consideration paid to acquire businesses and capital expenditures for growth and maintenance.
Net cash used in investing activities was $16.4 million for the three months ended March 31, 2020. This was mainly due to capital expenditures of $16.1 million and capitalized intellectual property costs of $0.5 million. Capital expenditures for the three months ended March 31, 2020 were primarily related to the payment of capital expenditures accrued in 2019 and improvements and expansions at our industrial facilities in Millen, Georgia, and Columbia, South Carolina.
Net cash used in investing activities was $45.7 million for the three months ended March 31, 2019. This was mainly due to capital expenditures of $44.4 million and capitalized intellectual property costs of $1.3 million. Capital expenditures for the three months ended March 31, 2019 were mainly for engineering, procurement and construction of our growth projects, primarily Crane and Lamesa and equipment to expand our SandBox operations, and other maintenance and cost improvement capital projects.
Subject to our continuing evaluation of market conditions, we anticipate that our capital expenditures in 2020 will be approximately $30 million, which is primarily associated with maintenance and cost improvement capital projects, and near-

term payback growth projects. We expect to fund our capital expenditures through cash on our balance sheet, cash generated from our operations, and cash generated from financing activities.
Net Cash Provided by / Used in Financing Activities
Financing activities consist primarily of equity issuances, dividend payments, share repurchases, borrowings and repayments related to the Revolver and Term Loan, as well as fees and expenses paid in connection with our credit facilities.
Net cash provided by financing activities was $16.2 million for the three months ended March 31, 2020. This was mainly due to $3.8 million of long-term debt payments, $4.6 million of dividends paid, and $0.5 million of tax payments related to shares withheld for vested restricted stock and stock units, offset by a $25.0 million draw down from the Revolver.
Net cash used in financing activities was $6.1 million for the three months ended March 31, 2019. This was mainly due to $4.0 million of long-term debt payments, $4.7 million of dividends paid, $2.2 million of tax payments related to shares withheld for vested restricted stock and restricted stock units, partially offset by $4.7 million of capital contributions from a non-controlling interest.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have a current material effect or are reasonably likely to have a future material effect on our financial condition, changes in financial condition, sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
There have been no significant changes outside of the ordinary course of business to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2019 Annual Report on Form 10-K. For more details on future minimum annual purchase commitments and operating leases commitments, please see accompanying Note O - Commitments and Contingencies and Note Q - Leases to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Environmental Matters
We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. As of March 31, 2020, we had $25.3 million accrued for future reclamation costs, as compared to $25.8 million as of December 31, 2019.
We discuss certain environmental matters relating to our various production and other facilities, certain regulatory requirements relating to human exposure to crystalline silica and our mining activity and how such matters may affect our business in the future under Item 1, "Business", Item 1A, “Risk Factors”, Item 3, “Legal Proceedings” and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Environmental Matters" in our 2019 Annual Report.

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
A summary of our significant accounting policies, including certain critical accounting policies and estimates, are included in Note B - Summary of Significant Accounting Policies to the Consolidated Financial Statements in Item 8 of our 2019 Annual Report on Form 10-K. Management believes that the application of these policies on a consistent basis enables us to provide the users of the Consolidated Financial Statements with useful and reliable information about our operating results and financial condition.
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
Interest Rate Risk
We are exposed to interest rate risk arising from adverse changes in interest rates. As of March 31, 2020, we had $1.244 billion of debt outstanding under the Credit Agreement. Assuming LIBOR is greater than the 1.0% minimum base rate on the Term Loan, a hypothetical increase in interest rates by 1.0% would have changed our interest expense by $12.4 million per year.
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
We use interest rate derivatives in the normal course of our business to manage both our interest cost and the risks associated with changing interest rates. We do not use derivatives for trading or speculative purposes. As of March 31, 2020, the fair values of our interest rate swaps were a liability of $2.6 million and a liability of $1.2 million and were classified within accounts payable and accrued liabilities on our balance sheets. For more information see Note M - Derivative Instruments to our Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our existing internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As a result of the above developments, the filing rate of new claims against us over the past few years has decreased to below pre-2001 levels, and we were named as a defendant in one, 20, and zero new silicosis cases filed in 2019, 2018, and 2017, respectively. The main driver of the increase in cases filed in 2018 was 16 claims arising out of a single location in Mississippi. During the three months ended March 31, 2020, zero new claims were brought against U.S. Silica. As of March 31, 2020, there were 55 active silica-related product liability claims pending in which U.S. Silica is a defendant. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for both our predecessors that cover certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to certain insurance). As a result of a settlement with a former owner and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf.
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
For more information regarding silica-related litigation, see Part I, Item 1A. Risk Factors of our 2019 Annual Report on Form 10-K.
One of our subsidiaries has also been named as a defendant in lawsuits regarding certain labor practices. If we are unsuccessful in defending the litigation, these cases could result in material liability for us.

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K.

We expect that our results of operations will be adversely affected by the ongoing COVID-19 pandemic.

We have been and will continue monitoring and adjusting our operations as we deem appropriate in response to the COVID-19 pandemic but the situation is fast-moving and may be difficult to predict. To date, multiple state and national governments have issued orders requiring businesses that do not conduct essential services to temporarily close their physical workplaces to employees and customers. Though we are currently deemed an essential business and, as a result, are exempt from these state orders, in their current form, the impact of the COVID-19 pandemic and measures to prevent its spread could materially and adversely affect our businesses in a number of ways. As of today, we have not experienced direct impacts on our production or logistics operations. In March 2020, we put in place a number of protective measures in response to the COVID-19 outbreak, including eliminating all but essential third-party access to our facilities, encouraging employees to work from home to the extent their job function enables them to do so, encouraging the use of virtual employee meetings, implementing social distancing measures for those employees associated with our mining operations, and implementing other procedures in an effort to reduce the need for our truck drivers to exit their vehicles. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk and impair our ability to manage our business. Our operations could be delayed or suspended at any time in the event of changes to applicable government orders or the interpretation of existing orders.

The COVID-19 pandemic has also caused, and is likely to continue to cause, severe economic, market and other disruptions worldwide. We may be impacted by stock market volatility, illiquid market conditions and global economic uncertainty. As a result of the decrease in demand for oil due to the COVID-19 pandemic and other disruptions in the global oil and gas markets, there has been a substantial decline in oil prices. As indicated in Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, a substantial portion of our revenues are derived from customers in the oil & gas industry, which have been adversely affected by the collapse in the demand for oil. While the extent to which the COVID-19 pandemic and the decline in oil prices will impact our business remains uncertain, there has been and we expect there to continue to be an adverse impact on the demand for the services, products and results of operations of our Oil & Gas Proppants Segment. In addition, after the COVID-19 pandemic has subsided, we may experience adverse impacts to our business and the results of operations of our Industrial & Specialty Products Segment as a result of any long-term economic recession or depression that may continue in the future.
.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchase Program
The following table presents the total number of shares of our common stock that we repurchased during the first quarter of 2020, the average price paid per share, the number of shares that we repurchased as part of our share repurchase program, and the approximate dollar value of shares that still could have been repurchased at the end of the applicable fiscal period pursuant to our share repurchase program:

Period	Total Number of Shares Withheld or Forfeited		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
January 1, 2020 - January 31, 2020	27,203	(2)	$5.75	—	126,540,060
February 1, 2020 - February 29, 2020	69,046	(2)	$5.78	—	126,540,060
March 1, 2020 - March 31, 2020	11,122	(2)	$1.25	—	126,540,060
Total	107,371		$5.69	—	—

(1)	In May 2018, our Board of Directors authorized and announced the repurchase of up to $200 million of our common stock.
(2)	Shares withheld by U.S. Silica to pay taxes due upon the vesting of employee restricted stock and restricted stock units for the months ended January 31, February 29, and March 31, 2020, respectively.
We did not repurchase any shares of common stock under our share repurchase program during the three months ended March 31, 2020.
From March 31, 2020 to the date of the filing of this Quarterly Report on Form 10-Q, we have not repurchased any shares of our common stock except in connection with the vesting of employee restricted stock and restricted stock units.
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

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of U.S. Silica Holdings, Inc., effective May 4, 2017.	8-K	001-35416	3.1	May 10, 2017
3.2	Third Amended and Restated Bylaws of U.S. Silica Holdings, Inc., effective May 4, 2017.	8-K	001-35416	3.2	May 10, 2017
10.1*	U.S. Silica Holdings, Inc. Amended and Restated Change in Control Severance Plan, as amended and restated April 29, 2020.
10.2*	Form of Restricted Stock Unit Agreement, pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan.
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification by Bryan A. Shinn, Chief Executive Officer.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification by Donald A. Merril, Chief Financial Officer.
32.1*	Section 1350 Certification by Bryan A. Shinn, Chief Executive Officer.
32.2*	Section 1350 Certification by Donald A. Merril, Chief Financial Officer.
95.1*	Mine Safety Disclosure.
101*	101.INS XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH Inline XBRL Taxonomy Extension Schema
101.CAL Inline XBRL Taxonomy Extension Calculation
101.LAB Inline XBRL Taxonomy Extension Labels
101.PRE Inline XBRL Taxonomy Extension Presentation
101.DEF Inline XBRL Taxonomy Extension Definition
104*	Cover Page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Inline XBRL (and contained in Exhibit 101)

*	Filed herewith
We will furnish to any of our stockholders a copy of any of the above exhibits upon the written request of such stockholder.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of May 2020.

U.S. Silica Holdings, Inc.

/s/ DONALD A. MERRIL
Name:	Donald A. Merril
Title:	Executive Vice President & Chief Financial Officer (Authorized Signatory)

S-1