Form 10-Q
period 2020-09-30
U.S. SILICA HOLDINGS, INC.
filed 2020-10-29
CIK 1524741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☑
As of October 28, 2020, 73,949,978 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

U.S. SILICA HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended September 30, 2020

PART I-FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; dollars in thousands)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$134,923	$185,740
Accounts receivable, net	173,827	182,238
Inventories, net	104,711	124,432
Prepaid expenses and other current assets	44,280	16,155
Income tax deposits	—	475
Total current assets	457,741	509,040
Property, plant and mine development, net	1,415,636	1,517,587
Operating lease right-of-use assets	41,265	53,098
Goodwill	185,649	273,524
Intangible assets, net	164,632	183,815
Other assets	11,724	16,170
Total assets	$2,276,647	$2,553,234
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$128,193	$248,237
Current portion of operating lease liabilities	30,887	53,587
Current portion of long-term debt	44,248	18,463
Current portion of deferred revenue	15,531	15,111
Total current liabilities	218,859	335,398
Long-term debt, net	1,208,969	1,213,985
Deferred revenue	28,811	35,523
Liability for pension and other post-retirement benefits	67,913	58,453
Deferred income taxes, net	40,334	38,585
Operating lease liabilities	76,827	117,964
Other long-term liabilities	31,268	36,746
Total liabilities	1,672,981	1,836,654
Commitments and Contingencies (Note O)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; zero issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 83,076,544 issued and 73,937,777 outstanding at September 30, 2020; 82,601,926 issued and 73,601,950 outstanding at December 31, 2019	827	823
Additional paid-in capital	1,197,464	1,185,116
Retained deficit	(400,061)	(279,956)
Treasury stock, at cost, 9,138,767 and 8,999,976 shares at September 30, 2020 and December 31, 2019, respectively	(181,542)	(180,912)
Accumulated other comprehensive loss	(24,841)	(19,854)
Total U.S. Silica Holdings, Inc. stockholders’ equity	591,847	705,217
Non-controlling interest	11,819	11,363
Total stockholders' equity	603,666	716,580
Total liabilities and stockholders’ equity	$2,276,647	$2,553,234
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales:
Product	$159,637	$287,977	$541,998	$887,878
Service	16,835	73,837	76,610	247,540
Total sales	176,472	361,814	618,608	1,135,418
Cost of sales (excluding depreciation, depletion and amortization):
Product	93,747	226,797	373,373	687,186
Service	13,845	56,836	60,279	188,145
Total cost of sales (excluding depreciation, depletion and amortization)	107,592	283,633	433,652	875,331
Operating expenses:
Selling, general and administrative	27,216	40,208	96,394	113,523
Depreciation, depletion and amortization	40,069	47,126	115,604	136,625
Goodwill and other asset impairments	222	130	108,044	130
Total operating expenses	67,507	87,464	320,042	250,278
Operating income (loss)	1,373	(9,283)	(135,086)	9,809
Other (expense) income:
Interest expense	(19,274)	(24,733)	(63,730)	(72,476)
Other (expense) income, net, including interest income	(409)	3,280	15,592	19,076
Total other expense	(19,683)	(21,453)	(48,138)	(53,400)
Loss before income taxes	(18,310)	(30,736)	(183,224)	(43,591)
Income tax benefit	4,094	7,671	63,785	7,259
Net loss	$(14,216)	$(23,065)	$(119,439)	$(36,332)
Less: Net loss attributable to non-controlling interest	(254)	(28)	(778)	(121)
Net loss attributable to U.S. Silica Holdings, Inc.	$(13,962)	$(23,037)	$(118,661)	$(36,211)
Loss per share attributable to U.S. Silica Holdings, Inc.:
Basic	$(0.19)	$(0.31)	$(1.61)	$(0.49)
Diluted	$(0.19)	$(0.31)	$(1.61)	$(0.49)
Weighted average shares outstanding:
Basic	73,688	73,328	73,601	73,223
Diluted	73,688	73,328	73,601	73,223
Dividends declared per share	$—	$0.06	$0.02	$0.19
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(14,216)	$(23,065)	$(119,439)	$(36,332)
Other comprehensive loss:
Unrealized gain (loss) on derivatives (net of tax of $231 and $156 for the three months ended September 30, 2020 and 2019, respectively, and $973 and $(803) for the nine months ended September 30, 2020 and 2019, respectively)	725	491	3,053	(2,520)
Foreign currency translation adjustment (net of tax of $202 and $(170) for the three months ended September 30, 2020 and 2019, respectively, and $212 and $(181) for the nine months ended September 30, 2020 and 2019, respectively)	631	(543)	662	(577)
Pension and other post-retirement benefits liability adjustment (net of tax of $(1,048) and $(1,270) for the three months ended September 30, 2020 and 2019, respectively, and $(2,773) and $(2,327) for the nine months ended September 30, 2020 and 2019, respectively)	(3,287)	(3,987)	(8,702)	(7,304)
Comprehensive loss	$(16,147)	$(27,104)	$(124,426)	$(46,733)
Less: Comprehensive loss attributable to non-controlling interest	(254)	(28)	(778)	(121)
Comprehensive loss attributable to U.S. Silica Holdings, Inc.	$(15,893)	$(27,076)	$(123,648)	$(46,612)
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; dollars in thousands, except per share amounts)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total U.S. Silica Holdings Inc., Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance at June 30, 2020	$826	$(181,413)	$1,192,068	$(386,110)	$(22,910)	$602,461	$10,807	$613,268
Net loss	—	—	—	(13,962)	—	(13,962)	(254)	(14,216)
Unrealized gain on derivatives	—	—	—	—	725	725	—	725
Foreign currency translation adjustment	—	—	—	—	631	631	—	631
Pension and post-retirement liability	—	—	—	—	(3,287)	(3,287)	—	(3,287)
Cash dividend declared	—	—	—	11	—	11	—	11
Contributions from non-controlling interest	—	—	—	—	—	—	1,266	1,266
Common stock-based compensation plans activity:
Equity-based compensation	—	—	5,397	—	—	5,397	—	5,397
Tax payments related to shares withheld for vested restricted stock and stock units	1	(129)	(1)	—	—	(129)	—	(129)
Balance at September 30, 2020	$827	$(181,542)	$1,197,464	$(400,061)	$(24,841)	$591,847	$11,819	$603,666

Balance at June 30, 2019	$821	$(180,775)	$1,176,057	$45,224	$(21,382)	$1,019,945	$12,520	$1,032,465
Net loss	—	—	—	(23,037)	—	(23,037)	(28)	(23,065)
Unrealized gain on derivatives	—	—	—	—	491	491	—	491
Foreign currency translation adjustment	—	—	—	—	(543)	(543)	—	(543)
Pension and post-retirement liability	—	—	—	—	(3,987)	(3,987)	—	(3,987)
Cash dividend declared ($0.0625 per share)	—	—	—	(4,682)	—	(4,682)	—	(4,682)
Contributions from non-controlling interest	—	—	—	—	—	—	56	56
Common stock-based compensation plans activity:
Equity-based compensation	—	—	3,722	—	—	3,722	—	3,722
Tax payments related to shares withheld for vested restricted stock and stock units	—	(58)	—	—	—	(58)	—	(58)
Balance at September 30, 2019	$821	$(180,833)	$1,179,779	$17,505	$(25,421)	$991,851	$12,548	$1,004,399

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Unaudited; dollars in thousands, except per share amounts)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Total U.S. Silica Holdings Inc., Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2019	$823	$(180,912)	$1,185,116	$(279,956)	$(19,854)	$705,217	$11,363	$716,580
Net loss	—	—	—	(118,661)	—	(118,661)	(778)	(119,439)
Unrealized gain on derivatives	—	—	—	—	3,053	3,053	—	3,053
Foreign currency translation adjustment	—	—	—	—	662	662	—	662
Pension and post-retirement liability	—	—	—	—	(8,702)	(8,702)	—	(8,702)
Cash dividends	—	—	—	(1,444)	—	(1,444)	—	(1,444)
Contributions from non-controlling interest	—	—	—	—	—	—	1,234	1,234
Common stock-based compensation plans activity:
Equity-based compensation	—	—	12,352	—	—	12,352	—	12,352
Tax payments related to shares withheld for vested restricted stock and stock units	4	(630)	(4)	—	—	(630)	—	(630)
Balance at September 30, 2020	$827	$(181,542)	$1,197,464	$(400,061)	$(24,841)	$591,847	$11,819	$603,666

Balance at December 31, 2018	$818	$(178,215)	$1,169,383	$67,854	$(15,020)	$1,044,820	$7,484	$1,052,304
Net loss	—	—	—	(36,211)	—	(36,211)	(121)	(36,332)
Unrealized loss on derivatives	—	—	—	—	(2,520)	(2,520)	—	(2,520)
Foreign currency translation adjustment	—	—	—	—	(577)	(577)	—	(577)
Pension and post-retirement liability	—	—	—	—	(7,304)	(7,304)	—	(7,304)
Cash dividend declared ($0.1875 per share)	—	—	—	(14,138)	—	(14,138)	—	(14,138)
Contributions from non-controlling interest	—	—	—	—	—	—	5,185	5,185
Common stock-based compensation plans activity:
Equity-based compensation	—	—	10,566	—	—	10,566	—	10,566
Proceeds from options exercised	—	295	(167)	—	—	128	—	128
Tax payments related to shares withheld for vested restricted stock and stock units	3	(2,913)	(3)	—	—	(2,913)	—	(2,913)
Balance at September 30, 2019	$821	$(180,833)	$1,179,779	$17,505	$(25,421)	$991,851	$12,548	$1,004,399

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss	$(119,439)	$(36,332)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	115,604	136,625
Goodwill and other asset impairments	108,044	130
Gain on valuation change of royalty note payable	—	(16,104)
Debt issuance amortization	3,855	4,304
Original issue discount amortization	778	792
Deferred income taxes	(65,645)	(8,489)
Deferred revenue	(6,292)	(32,379)
(Gain) loss on disposal of property, plant and equipment	(1,785)	58
Gain on early extinguishment of debt	—	(81)
Equity-based compensation	12,352	10,566
Provision for credit losses, net of recoveries	1,381	3,082
Gain on remeasurement of leases	(24,415)	—
Other	(2,381)	(13,197)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	81,234	3,792
Inventories	15,218	(35)
Prepaid expenses and other current assets	(25,384)	8,460
Income taxes	804	(396)
Accounts payable and accrued expenses	(102,449)	39,456
Short-term and long-term obligations-vendor incentives	—	4,021
Liability for pension and other post-retirement benefits	9,053	9,063
Other noncurrent assets and liabilities	(34,976)	3,045
Net cash (used in) provided by operating activities	(34,443)	116,381
Investing activities:
Capital expenditures	(27,751)	(97,902)
Capitalized intellectual property costs	(531)	(3,493)
Proceeds from sale of property, plant and equipment	2,749	1,543
Net cash used in investing activities	(25,533)	(99,852)
Financing activities:
Dividends paid	(6,169)	(13,880)
Proceeds from options exercised	—	128
Tax payments related to shares withheld for vested restricted stock and stock units	(630)	(2,913)
Proceeds from draw down of the Revolver	25,000	—
Payments on long-term debt	(10,235)	(20,207)
Contributions from non-controlling interest	1,234	5,185
Principal payments on finance lease obligations	(41)	(51)
Net cash provided by (used in) financing activities	9,159	(31,738)
Net decrease in cash and cash equivalents	(50,817)	(15,209)
Cash and cash equivalents, beginning of period	185,740	202,498
Cash and cash equivalents, end of period	$134,923	$187,289

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited; dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$57,107	$66,429
Taxes, net of refunds	$(35,676)	$(14,031)
Non-cash items:
Accrued capital expenditures	$15,111	$27,357
Net assets assumed in business acquisition	$8,241	$—
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
Basis of Presentation and Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements for the quarter ended September 30, 2020 included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). They do not contain certain information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019; therefore, the unaudited Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Operating results for the three-month period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020. In the opinion of management, all adjustments necessary for a fair presentation have been included. Such adjustments are of a normal, recurring nature.
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
During the third quarter of 2018, we finalized a shareholders' agreement with unrelated parties to form a limited liability company with the purpose of constructing and operating a water pipeline to transport and sell water. In connection with the shareholders’ agreement, we acquired a 50% equity ownership in the limited liability company for $3.2 million, with a maximum initial capital contribution of $7.0 million, and a water rights intangible asset for $0.7 million. Based on our evaluation, we determined that this limited liability company is a VIE, of which we are the primary beneficiary, and therefore we are required to consolidate it. As of September 30, 2020, the VIE had total assets of $17.9 million and total liabilities of $0.1 million. We made $0.2 million in capital contributions during the nine months ended September 30, 2020.
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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing several exceptions and also simplify the accounting for income taxes by requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements (however, an entity may elect to do so on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority, requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date, and making minor codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We are currently evaluating the effect that the guidance will have on our consolidated financial statements and related disclosures.

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
The following table shows the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019:

In thousands, except per share amounts	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to U.S. Silica Holdings, Inc.	$(13,962)	$(23,037)	$(118,661)	$(36,211)

Denominator:
Weighted average shares outstanding	73,688	73,328	73,601	73,223
Diluted effect of stock awards	—	—	—	—
Weighted average shares outstanding assuming dilution	73,688	73,328	73,601	73,223

Loss per share attributable to U.S. Silica Holdings, Inc.:
Basic loss per share	$(0.19)	$(0.31)	$(1.61)	$(0.49)
Diluted loss per share	$(0.19)	$(0.31)	$(1.61)	$(0.49)
Potentially dilutive shares (in thousands) of 348 and 91 for the three months ended September 30, 2020 and 2019, respectively, and 173 and 191 for the nine months ended September 30, 2020 and 2019, respectively, were excluded from the calculation of diluted weighted average shares outstanding and diluted earnings per share because we were in a net loss position. Certain stock options, restricted stock awards and performance share units were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Stock awards excluded from the calculation of diluted loss per common share were as follows:

In thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options excluded	826	700	826	716
Restricted stock and performance share unit awards excluded	2,667	265	4,103	280
NOTE D—CAPITAL STRUCTURE AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Common Stock
Our Amended and Restated Certificate of Incorporation authorizes up to 500,000,000 shares of common stock, par value of $0.01. Subject to the rights of holders of any series of preferred stock, all of the voting power of the stockholders of Holdings shall be vested in the holders of the common stock. There were 83,076,544 shares issued and 73,937,777 shares outstanding at September 30, 2020. There were 82,601,926 shares issued and 73,601,950 shares outstanding at December 31, 2019.
During the nine months ended September 30, 2020, our Board of Directors declared quarterly cash dividends as follows:

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
There were no shares of preferred stock issued or outstanding at September 30, 2020 or December 31, 2019. At present, we have no plans to issue any preferred stock.
Share Repurchase Program
In May 2018, our Board of Directors authorized the repurchase of up to $200 million of our common stock from time to time on the open market or in privately negotiated transactions. Stock repurchases, if any, will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. As of September 30, 2020, we have repurchased a total of 5,036,139 shares of our common stock at an average price of $14.59 and have $126.5 million of remaining availability under this program. We did not repurchase any shares during the nine months ended September 30, 2020.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of fair value adjustments associated with cash flow hedges, accumulated adjustments for net experience losses and prior service costs related to employee benefit plans and foreign currency translation adjustments, net of tax. The following table presents the changes in accumulated other comprehensive loss by component (in thousands) during the nine months ended September 30, 2020:

	For the Nine Months Ended September 30, 2020
	Unrealized (loss) gain on cash flow hedges	Foreign currency translation adjustments	Pension and other post-retirement benefits liability	Total
Beginning Balance	$(3,053)	$(808)	$(15,993)	$(19,854)
Other comprehensive gain (loss) before reclassifications	3,053	662	(10,498)	(6,783)
Amounts reclassified from accumulated other comprehensive loss	—	—	1,796	1,796
Ending Balance	$—	$(146)	$(24,695)	$(24,841)
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

In the three months ended September 30, 2020, we recorded a $0.1 million increase to accounts receivable. In the nine months ended September 30, 2020, we recorded a $3.3 million decrease in inventory, a $1.0 million increase to accounts receivable, and a $0.1 million decrease to property, plant and equipment. The total measurement period adjustments during the nine months ended September 30, 2020 of $2.4 million were recorded as a net decrease to the initial gain on bargain purchase and recorded in "Other (expense) income, net, including interest income" in the Condensed Consolidated Statement of Operations.
NOTE F—ACCOUNTS RECEIVABLE
Accounts receivable are recorded when billed or accrued and represent claims against third parties that will be settled in cash. The carrying value of our accounts receivable, net of the allowance for credit losses, represents their estimated net realizable value. At September 30, 2020 and December 31, 2019, accounts receivable (in thousands) consisted of the following:

	September 30, 2020	December 31, 2019
Trade receivables	$133,127	$178,182
Less: Allowance for credit losses	(6,677)	(8,984)
Net trade receivables	126,450	169,198
Other receivables(1)	47,377	13,040
Total accounts receivable	$173,827	$182,238

(1)
At September 30, 2020, other receivables included $42.3 million of refunds related to NOL carryback claims filed for various tax years in accordance with certain provisions of the CARES Act. At December 31, 2019, other receivables included $8.1 million of refundable alternative minimum tax credits.

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

The following table reflects the change of the allowance for credit losses (in thousands) for the nine months ended September 30, 2020, disaggregated by portfolio segments:

	Oil & Gas Proppants	Industrial & Specialty Products	Total
Beginning balance, December 31, 2019	$7,640	$1,344	$8,984
Provision for credit losses	1,340	41	1,381
Write-offs	(3,328)	(360)	(3,688)
Ending balance, September 30, 2020	$5,652	$1,025	$6,677
Our ten largest customers accounted for 23% and 32% of total sales for the three and nine months ended September 30, 2020, respectively, and 43% and 42% for the three and nine months ended September 30, 2019, respectively. No customers accounted for 10% or more of our total sales for the three or nine months ended September 30, 2020. Sales to one of our customers accounted for 11% and 12% for the three and nine months ended September 30, 2019, respectively. No other customers accounted for 10% or more of our total sales during the same period. At September 30, 2020, one of our customer's accounts receivable represented 15% of our total trade accounts receivable. At December 31, 2019, the same customer's accounts receivable represented 12% of our total trade accounts receivable. No other customers accounted for 10% or more of our total trade accounts receivable during the same period.
NOTE G—INVENTORIES
At September 30, 2020 and December 31, 2019, inventories (in thousands) consisted of the following:

	September 30, 2020	December 31, 2019
Supplies	$43,331	$47,277
Raw materials and work in process	34,544	41,167
Finished goods	26,836	35,988
Total inventories	$104,711	$124,432

    During 2020, there was an unprecedented drop in global demand combined with the breakdown of the Organization of the Petroleum Exporting Countries and other oil producing nations ("OPEC+") agreement to restrict oil production that led to one of the largest annual crude oil inventory builds in history. This led to sharp reductions in global crude oil prices. Containment measures and other economic, travel, and business disruptions caused by COVID-19 also affected refinery activity and future demand for crude oil, and consequently, the services and products of our Oil & Gas Proppants Segment. As a result of these events, we recorded impairment charges of zero and $6.7 million for the three and nine months ended September 30, 2020, respectively, primarily related to unused inventory at idled plants. These charges related to the Oil & Gas Proppants Segment and were recorded in "Goodwill and other asset impairments" in the Condensed Consolidated Statements of Operations.

NOTE H—PROPERTY, PLANT AND MINE DEVELOPMENT
At September 30, 2020 and December 31, 2019, property, plant and mine development (in thousands) consisted of the following:

	September 30, 2020	December 31, 2019
Mining property and mine development	$788,710	$794,899
Asset retirement cost	18,011	18,260
Land	55,281	57,082
Land improvements	75,878	73,203
Buildings	69,492	69,112
Machinery and equipment	1,179,002	1,152,898
Furniture and fixtures	4,071	4,068
Construction-in-progress	34,034	54,675
	2,224,479	2,224,197
Accumulated depreciation, depletion, amortization and impairment charges	(808,843)	(706,610)
Total property, plant and mine development, net	$1,415,636	$1,517,587
Depreciation, depletion, and amortization expense related to property, plant and mine development was $37.3 million and $44.0 million for the three months ended September 30, 2020 and 2019, respectively, and $106.6 million and $127.3 million for the nine months ended September 30, 2020 and 2019, respectively. The amount of interest costs capitalized in property, plant and mine development was $33 thousand and $1.9 million for the nine months ended September 30, 2020 and 2019, respectively.
During 2020, there was an unprecedented drop in global demand combined with the breakdown of the OPEC+ agreement to restrict oil production that led to one of the largest annual crude oil inventory builds in history. This led to sharp reductions in global crude oil prices. Containment measures and other economic, travel, and business disruptions caused by COVID-19 also affected refinery activity and future demand for crude oil, and consequently, the services and products of our Oil & Gas Proppants Segment. As a result of these events, we recorded impairment charges of zero and $11.6 million for the three and nine months ended September 30, 2020, respectively, related primarily to our Kosse, Texas facility, which has been idled. These impairment charges related to the Oil & Gas Proppants Segment and were recorded in "Goodwill and other asset impairments" in the Condensed Consolidated Statements of Operations.
On March 21, 2018, we completed the sale of three transload facilities located in the Permian, Eagle Ford, and Marcellus Basins to CIG Logistics (“CIG”) for total consideration of $86.1 million, including the assumption by CIG of $2.2 million of Company obligations. Total cash consideration was $83.9 million. The consideration includes receipt of a vendor incentive from CIG to enter into master transloading service arrangements. Of the total consideration, $25.8 million was allocated to the fair value of the transload facilities, which had a net book value of $20.0 million and resulted in a gain on sale of $5.8 million. The consideration included a related asset retirement obligation of $2.1 million and an equipment note of $0.1 million assumed by CIG. In addition, $60.3 million of the consideration received in excess of the facilities' fair value was allocated to vendor incentives to be recognized as a reduction of costs using a service-level methodology over the contract lives of the transloading service arrangements. At September 30, 2020, vendor incentives of $9.6 million were classified in accounts payable and accrued expenses on our balance sheet.
During 2020, management approved the disposal of certain non-operating parcels of land. The assets, which have a combined carrying value of approximately $2.2 million, have been classified as assets held for sale and are presented within Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. The proceeds of the disposals are expected to equal or exceed the net carrying value of the assets and, accordingly, no impairment loss has been recognized on these assets held for sale. The assets were previously classified as Land, therefore, no adjustments were needed for depreciation of these assets. We expect to dispose of these assets within one year of the balance sheet date.

NOTE I—GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill (in thousands) by business segment consisted of the following:

	Oil & Gas Proppants Segment	Industrial & Specialty Products Segment	Totals
Balance at December, 2019	$86,100	$187,424	$273,524
Impairment loss	(86,100)	—	(86,100)
EPM acquisition adjustment(1)	—	(1,775)	(1,775)
Balance at September 30, 2020	$—	$185,649	$185,649
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

During 2020, there was an unprecedented drop in global demand combined with the breakdown of the OPEC+ agreement to restrict oil production that led to one of the largest annual crude oil inventory builds in history. This led to sharp reductions in global crude oil prices. Containment measures and other economic, travel, and business disruptions caused by COVID-19 also affected refinery activity and future demand for crude oil, and consequently, the services and products of our Oil & Gas Proppants Segment. As a result of these triggering events, we performed a quantitative analysis and determined that the goodwill of our Oil & Gas reporting unit was impaired. We recognized goodwill impairment charges of $86.1 million during the first quarter of 2020, which were recorded in "Goodwill and other asset impairments" in the Condensed Consolidated Statements of Operations. We have performed qualitative analysis in subsequent periods and determined no further impairments were necessary.
The changes in the carrying amount of intangible assets (in thousands) consisted of the following:

	September 30, 2020				December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Impairments	Net	Gross Carrying Amount	Accumulated Amortization	Impairments	Net

Technology and intellectual property	$72,801	$(19,278)	$—	$53,523	$86,183	$(17,080)	$—	$69,103
Customer relationships	66,999	(21,980)	—	45,019	68,599	(18,737)	(1,240)	48,622
Total definite-lived intangible assets:	$139,800	$(41,258)	$—	$98,542	$154,782	$(35,817)	$(1,240)	$117,725
Trade names	65,390	—	—	65,390	65,390	—	—	65,390
Other	700	—	—	700	700	—	—	700
Total intangible assets:	$205,890	$(41,258)	$—	$164,632	$220,872	$(35,817)	$(1,240)	$183,815

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

Amortization expense was $2.5 million and $7.9 million for the three and nine months ended September 30, 2020, respectively. Amortization expense was $2.7 million and $8.1 million for the three and nine months ended September 30, 2019, respectively.

The estimated amortization expense related to definite-lived intangible assets (in thousands) for the five succeeding years is as follows:

2020 (remaining three months)	$2,718
2021	10,866
2022	10,851
2023	10,846
2024	10,848
NOTE J—DEBT
At September 30, 2020 and December 31, 2019, debt (in thousands) consisted of the following:

	September 30, 2020	December 31, 2019
Senior secured credit facility:
Revolver expiring May 1, 2023 (4.19% at September 30, 2020 and 7.75% at December 31, 2019)	$25,000	$—
Term Loan—final maturity May 1, 2025 (5.00% at September 30, 2020 and 5.81% at December 31, 2019)	1,238,000	1,247,600
Less: Unamortized original issue discount	(4,634)	(5,412)
Less: Unamortized debt issuance cost	(21,535)	(25,390)
Note payable secured by royalty interest	10,813	10,438
Insurance financing notes payable	5,573	5,055
Equipment notes payable	—	87
Finance leases	—	70
Total debt	1,253,217	1,232,448
Less: current portion	(44,248)	(18,463)
Total long-term portion of debt	$1,208,969	$1,213,985
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
The Credit Facility contains covenants that, among other things, limit our ability, and certain of our subsidiaries' abilities, to create, incur or assume indebtedness and liens, to make acquisitions or investments, to sell assets and to pay dividends. The Credit Agreement also requires us to maintain a consolidated leverage ratio of no more than 3.75:1.00 as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 30% of the Revolver commitment. These covenants are subject to a number of important exceptions and qualifications. The Credit Agreement includes events of default and other affirmative and negative covenants that are usual for facilities and transactions of this type. As of September 30, 2020 and December 31, 2019, we are in compliance with all covenants in accordance with our senior secured Credit Facility.
Term Loan
At September 30, 2020, contractual maturities of our Term Loan (in thousands) are as follows:

2020 (remaining three months)	$3,200
2021	12,800
2022	12,800
2023	12,800
2024	12,800
Thereafter	1,183,600
Total	$1,238,000
Revolving Line-of-Credit
We have a $100.0 million Revolver with $25.0 million drawn and $25.4 million allocated for letters of credit as of September 30, 2020, leaving $49.6 million available under the Revolver. We have the intent and ability to repay the amounts outstanding on the Revolver within one year, therefore, the outstanding balance as of September 30, 2020 has been classified as current.
Based on our consolidated leverage ratio of 5.85:1.00 as of September 30, 2020, we may draw up to approximately $30.0 million without the consent of our lenders. With the consent of our lenders, we have access to the full availability of the Revolver.
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

2020 (remaining three months)	$945
2021	367
2022	423
2023	487
2024	557
Thereafter	8,034
Total	$10,813
Under this agreement once a certain number of tons have been shipped from the Tyler facility, the minimum payments will decrease to $0.5 million per year, subject to proration in the period this threshold is met.
The royalty note payable fair value was estimated to be $22.5 million on the acquisition date. The estimate was made using a discounted cash flow model, which calculated the present value of projected future cash payments required under the agreement using a discounted rate of 14%, which is also the effective rate as of September 30, 2020. As of September 30, 2020, the note payable had a balance of $10.8 million. Changes in fair value of the note payable amount may result if estimates of future tonnages and sales increase or decrease.
Subsequent to September 30, 2020, we executed an amendment to the note payable which settled the outstanding balance in its entirety in exchange for a one time payment of $2.55 million. Future royalties may be owed under this amended agreement if we resume production at our Tyler facility, however, we have no such plans to resume production in the near term. Therefore, no amounts have been accrued.

Insurance Financing Notes Payable
    During September 2020, the Company renewed its insurance policies and financed the payments through notes payable with a stated interest rate of 3.0%. These payments will be made in installments throughout a nine-month period and, as such, have been classified as current debt. As of September 30, 2020, the notes payable had a balance of $5.6 million.

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
As of September 30, 2020 and 2019, we had a liability of $26.0 million and $20.6 million, respectively, in other long-term liabilities related to our asset retirement obligations. Changes in the asset retirement obligations (in thousands) during the nine months ended September 30, 2020 and 2019 are as follows:

	Nine Months Ended September 30,
	2020	2019
Beginning balance	$25,825	$18,413
Accretion	1,098	1,138
Additions and revisions of estimates	(890)	1,061
Ending balance	$26,033	20,612
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
Cash Equivalents
Due to the short-term maturity, we believe our cash equivalent instruments at September 30, 2020 and December 31, 2019, approximate their reported carrying values.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default of ourselves and our counterparties. However, we have assessed that the impact of the credit valuation adjustments on the overall valuation of our derivative positions is not significant. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of September 30, 2020, the fair values of our two interest rate swaps were both zero as our swap agreements matured on July 31, 2020. See Note M - Derivative Instruments for more information.
NOTE M—DERIVATIVE INSTRUMENTS
Cash Flow Hedges of Interest Rate Risk
We enter into interest rate swap agreements in connection with our Term Loan to add stability to interest expense and to manage our exposure to interest rate movements. The derivative instruments are recorded on the balance sheet within other assets or liabilities at their fair values. As of September 30, 2020, the fair values of our two interest rate swaps were both zero as our swap agreements matured on July 31, 2020. At December 31, 2019, the fair values of our two interest rate swaps were a liability of $2.8 million and a liability of $1.3 million and were classified within accounts payable and accrued liabilities on our balance sheets. We designated the interest rate swap agreements as qualified cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument was reported as a component of other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings.
The following table summarizes the fair values of our derivative instruments (in thousands, except contract/notional amount). See Note L - Fair Value Accounting for more information regarding the estimated fair values of our derivative instruments at September 30, 2020 and December 31, 2019.

	September 30, 2020				December 31, 2019
	Maturity Date	Contract/Notional Amount	Carrying Amount	Fair Value	Maturity Date	Contract/Notional Amount	Carrying Amount	Fair Value
LIBOR(1) interest rate swap agreement	2020	$440 million	$—	$—	2020	$440 million	$(2,768)	$(2,768)
LIBOR(1) interest rate swap agreement	2020	$200 million	$—	$—	2020	$200 million	$(1,259)	$(1,259)
(1) Agreements fix the LIBOR interest rate base to 2.74%.
During the nine months ended September 30, 2020, we had no ineffectiveness for the interest rate swap derivatives.
The following table summarizes the effect of derivative instruments (in thousands) on our income statements and our consolidated statements of comprehensive income for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Deferred losses from derivatives in OCI, beginning of period	$(3,053)	$(1,621)
Gain (loss) recognized in OCI from derivative instruments	3,053	(2,520)
Deferred losses from derivatives in OCI, end of period	$—	$(4,141)
NOTE N—EQUITY-BASED COMPENSATION
In July 2011, we adopted the U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan (the “2011 Plan”), which was amended and restated in May 2015 and amended and restated effective February 1, 2020. The 2011 Plan provides for grants of stock options, restricted stock, performance share units and other incentive-based awards. We believe our 2011 Plan aligns the interests of our employees and directors with those of our common stockholders. At September 30, 2020, we have 3,787,156 shares of common stock that may be issued under the 2011 Plan. We use a combination of treasury stock and new shares if necessary to satisfy option exercises or vesting of restricted awards and performance share units.

Stock Options

The following table summarizes the status of, and changes in, our stock option awards during the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2019	826,658	$28.97	$11,557	4.1 years
Granted	—	$—	$—
Exercised	—	$—	$—
Forfeited	(443)	$32.41	$—
Expired	—	$—	$—
Outstanding at September 30, 2020	826,215	$29.05	$—	3.3 years
Exercisable at September 30, 2020	826,215	$29.05	$—	3.3 years
There were no grants of stock options during the three and nine months ended September 30, 2020 and 2019.
There were zero stock options exercised during the three and nine months ended September 30, 2020, respectively. There were zero and 10,000 stock options exercised during the three and nine months ended September 30, 2019. The total intrinsic value of stock options exercised was $12 thousand for the nine months ended September 30, 2019. Cash received from stock options exercised during the nine months ended September 30, 2019 was $128 thousand. The tax benefit realized from stock option exercises was $3 thousand for the nine months ended September 30, 2019.
As of September 30, 2020 and 2019, there was no unrecognized compensation expense related to these options. We account for forfeitures as they occur.
Restricted Stock and Restricted Stock Unit Awards
The following table summarizes the status of, and changes in, our unvested restricted stock awards during the nine months ended September 30, 2020:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2019	1,020,248	$15.86
Granted	1,541,473	$4.13
Vested	(490,414)	$16.61
Forfeited	(281,134)	$10.54
Unvested, September 30, 2020	1,790,173	$6.45
We granted 49,696 and 1,541,473 restricted stock and restricted stock unit awards during the three and nine months ended September 30, 2020, respectively. We granted 34,790 and 791,903 restricted stock and restricted stock unit awards during the three and nine months ended September 30, 2019, respectively. The fair value of the awards was based on the market price of our stock at date of grant.
We recognized $2.7 million and $6.6 million of equity-based compensation expense related to restricted stock awards during the three and nine months ended September 30, 2020, respectively. We recognized $2.0 million and $6.4 million of equity-based compensation expense related to restricted stock awards during the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, there was $8.0 million of unrecognized compensation expense related to these restricted stock awards, which is expected to be recognized over a weighted-average period of 1.7 years.
We also granted zero and 335,039 awards, which included 58,246 forfeited and partially vested awards, during the three and nine months ended September 30, 2020, respectively. These awards will vest over a period of three years and will be settled in cash. As such, these awards have been classified as liability instruments. We recognized $0.1 million and $0.2 million of expense related to these awards for the three and nine months ended September 30, 2020, respectively. The liability for these awards is included in accounts payable and other accrued expenses on our balance sheets. These awards will be remeasured at fair value each reporting period with resulting changes reflected in our income statements. Estimated unrecognized expense related to these awards is $0.7 million over a period of 2.4 years.

Performance Share Unit Awards
The following table summarizes the status of, and changes in, our performance share unit awards during the nine months ended September 30, 2020:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2019	838,722	$18.00
Granted	1,020,161	$9.94
Vested	—	$—
Forfeited/Cancelled	(341,221)	$25.88
Unvested, September 30, 2020	1,517,662	$14.28
We granted zero and 1,020,161 performance share units during the three and nine months ended September 30, 2020, respectively. We granted zero and 607,130 performance share units during the three and nine months ended September 30, 2019, respectively. The grant date fair value for these awards was estimated using a Monte Carlo simulation model. The Monte Carlo simulation model requires the use of highly subjective assumptions. Our key assumptions in the model included the price and the expected volatility of our common stock and our self-determined peer group companies’ stock, risk-free rate of interest, dividend yields and cross-correlations between our common stock and our self-determined peer group companies' stock.
We recognized $2.7 million and $5.7 million of compensation expense related to performance share unit awards during the three and nine months ended September 30, 2020, respectively. We recognized $1.8 million and $4.3 million of compensation expense related to performance share unit awards during the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, there was $10.8 million of unrecognized compensation expense related to these performance share unit awards, which is expected to be recognized over a weighted-average period of 1.9 years.
We also granted cash awards during the nine months ended September 30, 2020. These awards will vest over a period of three years and will be settled in cash. As such, these awards have been classified as liability instruments. We recognized $0.7 million of expense related to these awards for the nine months ended September 30, 2020. The liability for these awards is included in accounts payable and other accrued expenses on our balance sheets. These awards will be remeasured at fair value each reporting period with resulting changes reflected in our income statements. Estimated unrecognized expense related to these awards is $1.5 million over a period of 2.4 years.
NOTE O—COMMITMENTS AND CONTINGENCIES
Future Minimum Annual Commitments at September 30, 2020 (in thousands):

Minimum Purchase Commitments
2020 (remaining three months)	$1,864
2021	13,542
2022	10,328
2023	10,328
2024	7,020
Thereafter	10,147
Total future purchase commitments	$53,229
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
Other Commitments and Contingencies
Our operating subsidiary, U.S. Silica Company (“U.S. Silica”), has been named as a defendant in various product liability claims alleging silica exposure causing silicosis. During the nine months ended September 30, 2020, zero new claims were brought against U.S. Silica. As of September 30, 2020, there were 54 active silica-related product liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, it is not reasonably possible that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations that exceeds the accrual amounts.
We have recorded estimated liabilities for these claims in other long-term liabilities as well as estimated recoveries under the indemnity agreement and an estimate of future recoveries under insurance in other assets on our consolidated balance sheets. As of both September 30, 2020 and December 31, 2019, other non-current assets included zero for insurance for third-party product liability claims. As of September 30, 2020 and December 31, 2019 other long-term liabilities included $1.0 million and $0.9 million, respectively, for third-party product liability claims.
One of our subsidiaries has also been named as a defendant in lawsuits regarding certain labor practices. If we are unsuccessful in defending the litigation, these cases could result in a material liability for us.
Obligations under Guarantees
We have indemnified our insurers against any loss they may incur in the event that holders of surety bonds, issued on our behalf, execute the bonds. As of September 30, 2020, there was $35.1 million in bonds outstanding, of which $31.1 million relate to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to licenses, permits, and tax collection.
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

Net pension benefit cost (in thousands) consisted of the following for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost	$199	$323	$1,515	$1,065
Interest cost	356	1,503	2,349	4,813
Expected return on plan assets	(531)	(1,727)	(3,394)	(5,745)
Net amortization and deferral	276	459	2,078	1,305
Net pension benefit costs	$300	$558	$2,548	$1,438
Net post-retirement benefit cost (in thousands) consisted of the following for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost	$28	$20	$65	$67
Interest cost	235	182	426	572
Unrecognized net (gain)/loss	—	(7)	—	(7)
Net post-retirement benefit costs	$263	$195	$491	$632
We contributed $2.2 million and $4.2 million to the qualified pension plans for the three and nine months ended September 30, 2020, respectively. We contributed $2.1 million and $3.8 million to the qualified pension plans for the three and nine months ended September 30, 2019, respectively. Our best estimates of expected contributions to the pension and post-retirement medical benefit plans for the 2020 fiscal year are $5.1 million and $1.4 million, respectively.
We contribute to three multiemployer defined benefit pension plans under the terms of collective-bargaining agreements for union-represented employees. A multiemployer plan is subject to collective bargaining for employees of two or more unrelated companies. These plans allow multiple employers to pool their pension resources and realize efficiencies associated with the daily administration of the plan. Multiemployer plans are generally governed by a board of trustees composed of management and labor representatives and are funded through employer contributions. However, in most cases, management is not directly represented. Our contributions to individual multiemployer pension funds did not exceed 5% of the fund’s total contributions for the three and nine months ended September 30, 2020 and 2019. Additionally, our contributions to multiemployer post-retirement benefit plans were immaterial for all periods presented in the accompanying condensed consolidated financial statements.
We also sponsor a defined contribution plan covering certain employees. We contribute to the plan in two ways. For certain employees not covered by the defined benefit plan, we make a contribution equal to 4% of their salary. For all other eligible employees, we make a contribution up to 6% of eligible earnings. Contributions were $0.6 million and $2.8 million for the three and nine months ended September 30, 2020, respectively. Contributions were $1.5 million and $4.8 million for the three and nine months ended September 30, 2019, respectively.
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
Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

Leases	Classification	September 30, 2020	December 31, 2019
Assets
Operating	Operating lease right-of-use assets	$41,265	$53,098
Total leased right-of-use assets		$41,265	$53,098
Liabilities
Current
Operating	Current portion of operating lease liabilities	$30,887	$53,587
Non-current
Operating	Operating lease liabilities	76,827	117,964
Total lease liabilities		$107,714	$171,551

Lease Term and Discount Rate
Weighted average remaining lease term:
Operating leases		5.2 years	4.5 years

Weighted average discount rate:
Operating leases		5.7%	5.7%
During 2020, there was an unprecedented drop in global demand combined with the breakdown of the Organization of the Petroleum Exporting Countries and other oil producing nations ("OPEC+") agreement to restrict oil production that led to one of the largest annual crude oil inventory builds in history. This led to sharp reductions in global crude oil prices. Containment measures and other economic, travel, and business disruptions caused by COVID-19 also affected refinery activity and future demand for crude oil, and consequently, the services and products of our Oil & Gas Proppants Segment. As a result of these events, we recorded impairment charges of $0.2 million and $3.4 million for the three and nine months ended September 30, 2020, respectively, primarily related to railcar leases, various equipment leases and an office building lease. These charges related to the Oil & Gas Proppants Segment and were recorded in "Goodwill and other asset impairments" in the Condensed Consolidated Statements of Operations.
During the second and third quarters of 2020, we received lease concessions from certain lessors. Based on accounting elections provided by the FASB and in accordance with ASC 842-10, we have not accounted for these concessions as lease modifications. Based on remeasurement of the amended leases, for the three and nine months ended September 30, 2020, we recorded a decrease to the ROU asset of $0.4 million and $0.9 million, respectively, and a decrease to the liability of $20.9 million and $25.0 million, respectively. A gain of $20.5 million and $24.4 million was recognized as operating income through cost of goods sold in our income statements for the three and nine months ended September 30, 2020, respectively.
The components of lease expense (in thousands) were as follows:

Lease Costs	Classification	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Operating lease costs(1)	Cost of sales	$5,711	$21,787	$21,417	$69,547
Operating lease costs(2)	Selling, general and administrative	415	1,044	1,420	3,281
Total		$6,126	$22,831	$22,837	$72,828

(1) Included short-term operating lease costs of $0.3 million and $7.5 million for the three and nine months ended September 30, 2020, respectively. Included short-term operating lease costs of $4.0 million and $15.1 million for the three and nine months ended September 30, 2019, respectively.

(2) Included short-term operating lease costs of $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively. Included short-term operating lease costs of $0.2 million and $0.6 million for the three and nine months ended September 30, 2019, respectively.

Supplemental cash flow information (in thousands) related to leases was as follows:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$51,859	$57,523

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$10,650	$229,557
Maturities of lease liabilities (in thousands) as of September 30, 2020:

Operating leases
2020 (remaining three months)	$10,757
2021	32,226
2022	18,572
2023	15,676
2024	12,716
Thereafter	46,823
Total lease payments	$136,770
Less: Interest	29,056
Total	$107,714
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES” Act) was enacted and signed into law in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning after 2017 and before 2021. In addition, the CARES Act allows NOLs generated after 2017 and before 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. As a result, we have carried the NOL generated in 2019 back to offset the taxable income in the 2014 tax year generating a refund of $36.6 million. This refund was received at the end of the second quarter. We have also amended our 2018 tax return to generate an NOL by electing bonus depreciation. We then carried the NOL generated in 2018 back to offset the taxable income in prior years generating a refund of $26.3 million. This refund has been reclassified from deferred tax asset to accounts receivable in our balance sheets as of September 30, 2020. The deferred tax assets related to the NOLs generated in 2018 and 2019 were recorded at the statutory income tax rate for 2018 and 2019, which was 21% for both years. As a result of the carry back of these NOLs to prior years, the NOLs will be utilized at the statutory income tax rate for pre-2018, which was 35%. This increase in the tax rate at which the 2018 and 2019 NOLs will be utilized results in a deferred tax benefit. Accordingly, during the nine months ended September 30, 2020, we recorded a deferred tax benefit of $22.3 million. Pursuant to ASC 740, this has been recorded as a discrete component of the tax benefit.
The CARES Act also accelerates the ability of companies to receive refunds of alternative minimum tax (“AMT”) credits related to tax years beginning in 2018 and 2019. AMT credits have been presented as a receivable or a deferred tax asset in the prior period balance sheets. The presentation of refundable AMT credits in the current balance sheet has been reclassified from deferred tax asset to accounts receivable to reflect the timing of when the credits are expected to be monetized. AMT credits in the amount of $16.0 million are included in accounts receivable on our balance sheets as of September 30, 2020.
Additionally, the CARES Act provides temporary relief for payment of certain payroll taxes. Prior to the CARES Act, payroll taxes generally would have been deductible for income tax purposes in the same period that they were expensed for book purposes under the “recurring item exception” of the Internal Revenue Code. However, if a company defers payment of its payroll taxes as a result of the CARES Act such that the recurring item exception no longer applies, accrued payroll taxes would not be deductible until the tax year in which they are actually paid. If the book expense and tax deduction are expected to occur in different periods, a deferred tax asset would need to be recorded for the deductible temporary difference related to the payroll tax accrual. The temporary relief for payment of certain payroll taxes did not have a material impact to the third quarter of 2020.
We are currently still evaluating all provisions of the CARES Act and its impact on income tax and in our Consolidated Statements of Operations.
For the three and nine months ended September 30, 2020, we had tax benefits of $4.1 million and $63.8 million, respectively. For the three and nine months ended September 30, 2019, we had tax benefits of $7.7 million and $7.3 million, respectively. The effective tax rate was 22% and 35% for the three and nine months ended September 30, 2020, respectively. The effective tax rate was 25% and 17% for the three and nine months ended September 30, 2019, respectively. Without discrete items, which primarily consist of tax expense related to equity compensation and tax benefits related to the carryback of NOLs described above, the effective tax rate for the three and nine months ended September 30, 2020 would have been 26% and 24%, respectively. Without discrete items, the effective tax rate for the three and nine months ended September 30, 2019 would have been 27% and 29%, respectively.
During the three and nine months ended September 30, 2020, we recorded tax expense related to equity compensation of $0.3 million and $1.7 million, respectively. During the three and nine months ended September 30, 2019, we recorded tax expense related to equity compensation of $0.1 million and $4.5 million, respectively.
NOTE S— REVENUE
We consider sales disaggregated at the product and service level by business segment to depict how the nature, amount, timing and uncertainty of revenues and cash flow are impacted by changes in economic factors. The following table disaggregates our sales by major source for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
Category	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales
Product	$49,508	$110,129	$159,637	$168,870	$119,107	$287,977
Service	16,835	—	16,835	73,837	—	73,837
Total Sales	$66,343	$110,129	$176,472	$242,707	$119,107	$361,814

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
Category	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales
Product	$217,943	$324,055	$541,998	$528,708	$359,170	$887,878
Service	76,610	—	76,610	247,540	—	247,540
Total Sales	$294,553	$324,055	$618,608	$776,248	$359,170	$1,135,418
The following tables reflect the changes in our contract assets, which we classify as unbilled receivables and our contract liabilities, which we classify as deferred revenues, for the nine months ended September 30, 2020 and 2019 (in thousands):

	Unbilled Receivables
	September 30, 2020	September 30, 2019
Beginning Balance	$144	$90
Reclassifications to billed receivables	(350)	(3,183)
Revenues recognized in excess of period billings	1,226	3,893
Ending Balance	$1,020	$800

	Deferred Revenue
	September 30, 2020	September 30, 2019
Beginning Balance	$50,634	$113,319
Revenues recognized from balances held at the beginning of the period	(7,259)	(24,241)
Revenues deferred from period collections on unfulfilled performance obligations	4,782	12,225
Revenues recognized from period collections	(3,815)	(8,138)
Ending Balance	$44,342	$93,165
We have elected to use the practical expedients allowed under ASC 606-10-50-14, pursuant to which we have excluded disclosures of transaction prices allocated to remaining performance obligations and when we expect to recognize such revenue. The majority of our remaining performance obligations are primarily comprised of unfulfilled product, transportation service, and labor service orders, all of which hold a remaining duration of less than one year. The long-term portion of deferred revenue primarily represents a combination of refundable and nonrefundable customer prepayments for which related current performance obligations do not yet exist, but are expected to arise, before the expiration of the contract. Our residual unfulfilled performance obligations are comprised primarily of long-term equipment rental arrangements in which we recognize revenues equal to what we have a right to invoice. Generally, no variable consideration exists related to our remaining performance obligations and no consideration is excluded from the associated transaction prices. However, the decrease in the current year deferred revenue balance is partially attributable to revenue recognized as variable consideration from shortfall penalties assessed to multiple customers according to contract terms. During the three and nine months ending September 30, 2020, we have recognized revenue as variable consideration from shortfall penalties according to contract terms in the amounts of $2.2 million and $19.8 million, respectively, of which $1.5 million and $3.0 million, respectively, were included in deferred revenue. In some cases, amounts recorded are estimates which are in negotiation and may increase or decrease.
Foreign Operations
The following table includes information related to our foreign operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Total Sales	$22,084	$26,081	$65,948	$73,589
Pre-tax income	$3,220	$3,491	$11,299	$10,309
Net income	$2,544	$2,758	$8,927	$8,144
Foreign operations constituted approximately $32.8 million and $28.4 million of consolidated assets as of September 30, 2020 and 2019, respectively.

NOTE T— RELATED PARTY TRANSACTIONS
There were no related party transactions during the three and nine months ended September 30, 2020 or 2019.
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
The following table presents sales and segment contribution margin (in thousands) for the reportable segments and other operating results not allocated to the reportable segments for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales:
Oil & Gas Proppants	$66,343	$242,707	$294,553	$776,248
Industrial & Specialty Products	110,129	119,107	324,055	359,170
Total sales	176,472	361,814	618,608	1,135,418
Segment contribution margin:
Oil & Gas Proppants	31,478	50,557	90,540	180,601
Industrial & Specialty Products	42,353	44,397	120,821	139,103
Total segment contribution margin	73,831	94,954	211,361	319,704
Operating activities excluded from segment cost of sales	(4,951)	(16,773)	(26,405)	(59,617)
Selling, general and administrative	(27,216)	(40,208)	(96,394)	(113,523)
Depreciation, depletion and amortization	(40,069)	(47,126)	(115,604)	(136,625)
Goodwill and other asset impairments	(222)	(130)	(108,044)	(130)
Interest expense	(19,274)	(24,733)	(63,730)	(72,476)
Other (expense) income, net, including interest income	(409)	3,280	15,592	19,076
Income tax benefit	4,094	7,671	63,785	7,259
Net loss	$(14,216)	$(23,065)	$(119,439)	$(36,332)
Less: Net loss attributable to non-controlling interest	(254)	(28)	(778)	(121)
Net loss attributable to U.S. Silica Holdings, Inc.	$(13,962)	$(23,037)	$(118,661)	$(36,211)

Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. At September 30, 2020, goodwill of $185.6 million has been allocated to these segments with zero assigned to Oil & Gas Proppants and $185.6 million to Industrial & Specialty Products. At December 31, 2019, goodwill of $273.5 million had been allocated to these segments with $86.1 million assigned to Oil & Gas Proppants and $187.4 million to Industrial & Specialty Products.

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
    During our 120-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 400 diversified product types to customers across our end markets. As of September 30, 2020, we operated 23 production facilities across the United States. We control 485 million tons of reserves of commercial silica, which we believe can be processed to make 177 million tons of finished products that meet API frac sand specifications, and 79 million tons of reserves of diatomaceous earth, perlite, and clays.
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
The extent to which our business will continue to be affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic, additional actions by businesses and governments in response to the pandemic, the speed and effectiveness of responses to combat the virus, the extent of the resurgence in cases, and the effects of low oil prices on the global economy generally. These effects could also aggravate the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Sales and average selling price per ton in our Oil & Gas Proppants Segment decreased sequentially during the three months ended September 30, 2020, compared to the three months ended June 30, 2020. The decreases were due to reduction in overall demand due to the economic conditions discussed above as well as a decrease in shortfall revenue recognized sequentially. The sequential increase in tons sold is attributable to a slight increase in activity in West Texas. Our results for the three–month period ended September 30, 2020 in this segment are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020.

Amounts in thousands, except per ton data	Three Months Ended			Percentage Change
Oil & Gas Proppants	September 30, 2020	June 30, 2020	March 31, 2020	September 30, 2020 vs. June 30, 2020	June 30, 2020 vs. March 31, 2020
Sales	$66,343	$72,495	$155,715	(8)%	(53)%
Tons Sold	1,282	1,112	3,202	15%	(65)%
Average Selling Price per Ton	$51.75	$65.19	$48.63	(21)%	34%

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
    Our ten largest customers accounted for 23% and 32% of total sales for the three and nine months ended September 30, 2020, respectively, and 43% and 42% for the three and nine months ended September 30, 2019, respectively. No customers accounted for 10% or more of our total sales for the three or nine months ended September 30, 2020. Sales to one of our customers accounted for 11% and 12% for the three and nine months ended September 30, 2019, respectively. No other customers accounted for 10% or more of our total sales during the same period. At September 30, 2020, one of our customer's accounts receivable represented 15% of our total trade accounts receivable. At December 31, 2019, the same customer's accounts receivable represented 12% of our total trade accounts receivable. No other customers accounted for 10% or more of our total trade accounts receivable during the same period.
    For a limited number of customers, we sell under long-term, minimum purchase supply agreements. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge and that our customers will pay for each product. Prices under these agreements are generally fixed and subject to certain contractual adjustments. Sometimes these agreements may undergo negotiations regarding pricing and volume requirements, particularly in volatile market conditions. When these negotiations occur, we may deliver sand at prices or at volumes below the requirements in our existing supply agreements. An executed order specifying the type and quantity of product to be delivered, in combination with the noted agreements, comprise our contracts in these arrangements. Selling more tons under supply contracts enables us to be more efficient from a production, supply chain and logistics standpoint. As discussed in Part I, Item 1A., Risk Factors of our 2019 Annual Report, these customers may not continue to purchase the same levels of product in the future due to a variety of reasons, contract requirements notwithstanding.
    As of September 30, 2020, we had eleven minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2021 and 2034. As of September 30, 2019, we had twenty-two minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2019 and 2034. Collectively, sales to customers with minimum purchase supply agreements accounted for 34% and 57% of Oil & Gas Proppants segment sales during the three and nine months ended September 30, 2020, respectively, and 61% for both the three and nine months ended September 30, 2019.
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

    The following table sets forth a reconciliation of net (loss) income, the most directly comparable GAAP financial measure, to Adjusted EBITDA.

(amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss attributable to U.S. Silica Holdings, Inc.	$(13,962)	$(23,037)	$(118,661)	$(36,211)
Total interest expense, net of interest income	19,801	23,711	63,290	69,683
Provision for taxes	(4,094)	(7,671)	(63,785)	(7,259)
Total depreciation, depletion and amortization expenses	40,069	47,126	115,604	136,625
EBITDA	41,814	40,129	(3,552)	162,838
Non-cash incentive compensation (1)	5,523	3,722	12,758	10,566
Post-employment expenses (excluding service costs) (2)	161	426	1,301	1,301
Merger and acquisition related expenses (3)	285	4,873	1,280	15,747
Plant capacity expansion expenses (4)	744	3,918	5,324	16,229
Contract termination expenses (5)	—	60	—	1,060
Goodwill and other asset impairments (6)	222	130	108,044	130
Business optimization projects (7)	24	49	39	55
Facility closure costs (8)	1,881	3,523	5,716	10,604
Gain on valuation change of royalty note payable (9)	—	(2,004)	—	(16,104)
Other adjustments allowable under the Credit Agreement (10)	675	3,583	9,431	10,323
Adjusted EBITDA	$51,329	$58,409	$140,341	$212,749

(1)	Reflects equity-based and other equity-related compensation expense.
(2)	Includes net pension cost and net post-retirement cost relating to pension and other post-retirement benefit obligations during the applicable period, but in each case excluding the service cost relating to benefits earned during such period. Non-service net periodic benefit costs are not considered reflective of our operating performance because these costs do not exclusively originate from employee services during the applicable period and may experience periodic fluctuations as a result of changes in non-operating factors, including changes in discount rates, changes in expected returns on benefit plan assets, and other demographic actuarial assumptions. See Note P - Pension and Post-Retirement Benefits to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
(3)	Merger and acquisition related expenses include legal fees, consulting fees, bank fees, severance costs, certain purchase accounting items such as the amortization of inventory fair value step-up, information technology integration costs and similar charges. While these costs are not operational in nature and are not expected to continue for any singular transaction on an ongoing basis, similar types of costs, expenses and charges have occurred in prior periods and may recur in the future as we continue to integrate prior acquisitions and pursue any future acquisitions.
(4)	Plant capacity expansion expenses include expenses that are not inventoriable or capitalizable as related to plant expansion projects greater than $5 million in capital expenditures or plant start up projects. While these expenses are not operational in nature and are not expected to continue for any singular project on an ongoing basis, similar types of expenses have occurred in prior periods and may recur in the future if we continue to pursue future plant capacity expansions.
(5)	Reflects contract termination expenses related to strategically exiting a service contract. While these expenses are not operational in nature and are not expected to continue for any singular event on an ongoing basis, similar types of expenses have occurred in prior periods and may recur in the future as we continue to strategically evaluate our contracts.
(6)	The nine months ended September 30, 2020 reflect $108.0 million of asset impairments related to goodwill, long-lived assets, operating lease right-of-use assets and inventory related to idled facilities in our Oil & Gas Proppants segment. See Note G - Inventories, Note H - Property, Plant and Mine Development, Note I - Goodwill and Intangible Assets, and Note Q - Leases to our Condensed Consolidated Financial Statements in Part I, Item 1 of our Quarterly Report on Form 10-Q for more information. The three and nine months ended September 30, 2019 reflect a $0.1 million asset impairment related to rail cars that will not be utilized before the end of their leases.
(7)	Reflects costs incurred related to business optimization projects within our corporate center, which aim to measure and improve the efficiency, productivity and performance of our organization. While these costs are not operational in nature and are not expected to continue for any singular project on an ongoing basis, similar types of expenses may recur in the future.
(8)	Reflects costs incurred related to idled sand facilities and closed corporate offices, including severance costs and remaining contracted costs such as office lease costs, maintenance, and utilities. While these costs are not operational in nature and are not expected to continue for any singular event on an ongoing basis, similar types of expenses may recur in the future.
(9)	Gain on valuation change of royalty note payable due to a change in estimate of future tonnages and sales related to the sand shipped from our Tyler, Texas facility. The gain is not operational in nature and is not expected to continue for any singular event on an ongoing basis.
(10)	Reflects miscellaneous adjustments permitted under the Credit Agreement, such as recruiting fees and relocation costs. The nine months ended September 30, 2020 also included $2.2 million in transload shortfalls and exit fees, $4.4 million in inventory adjustments, $5.7 million in severance costs, and $11.8 million in legal expense due to unsuccessful defense of a small number of our patents, offset by $15.2 million related to the gain attributable to the bargain purchase of Arrows Up. See Note E - Business Combinations to our Condensed Consolidated Financial Statements in Part I, Item 1 of our Quarterly Report on Form 10-Q for more information. The nine months ended September 30, 2019 also included $6.2 million of loss contingencies reserve, partially offset by insurance proceeds of $2.2 million.
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
    As of September 30, 2020, we are in compliance with all covenants under our Credit Facility, and our Revolver usage was $25.0 million (not including $25.4 million allocated for letters of credit). Since the Revolver usage did not exceed 30% of the Revolver commitment, the consolidated leverage ratio covenant did not apply. Based on our consolidated leverage ratio of 5.85:1.00 as of September 30, 2020, we may draw up to approximately $30.0 million without the consent of our lenders. With the consent of our lenders, we have access to the full availability of the Revolver. The calculation of the consolidated leverage ratio incorporates the Adjusted EBITDA-trailing twelve months as follows:

(All amounts in thousands, except calculated ratio)	September 30, 2020

Total debt	$1,253,217
Finance leases	—
Total consolidated debt	$1,253,217

Adjusted EBITDA-trailing twelve months	$213,917
Pro forma Adjusted EBITDA including impact of acquisitions (1)	—
Other adjustments for covenant calculation (2)	253
Total Adjusted EBITDA-trailing twelve months for covenant calculation	$214,170

Consolidated leverage ratio(3)	5.85

(1)	Covenant calculation allows for the Adjusted EBITDA-trailing twelve months to include the impact of acquisitions on a pro forma basis.
(2)	Covenant calculation excludes activity at legal entities above the operating company, which is mainly interest income offset by public company operating expenses.
(3)	Calculated by dividing total consolidated debt by total Adjusted EBITDA-trailing twelve months for covenant calculation.

Results of Operations for the Three Months Ended September 30, 2020 and 2019
Sales

(In thousands except per ton data)	Three Months Ended September 30,		Percent Change
	2020	2019	'20 vs.'19
Sales:
Oil & Gas Proppants	$66,343	$242,707	(73)%
Industrial & Specialty Products	110,129	119,107	(8)%
Total sales	$176,472	$361,814	(51)%
Tons:
Oil & Gas Proppants	1,282	3,896	(67)%
Industrial & Specialty Products	957	954	—%
Total Tons	2,239	4,850	(54)%
Average Selling Price per Ton:
Oil & Gas Proppants	$51.75	$62.30	(17)%
Industrial & Specialty Products	$115.08	$124.85	(8)%
Overall Average Selling Price per Ton	$78.82	$74.60	6%

Total sales decreased 51% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, driven by a 54% decrease in total tons sold, partially offset by a 6% increase in overall average selling price.
The decrease in total sales was mainly driven by Oil & Gas Proppants sales, which decreased 73% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Oil & Gas Proppants average selling price decreased 17% and tons sold decreased 67%. These decreases are a result of the shift to in-basin sand, overall decrease in demand due to current economic conditions related to the COVID-19 pandemic, as well as overall supply being greater than demand.
The decrease in total sales was also partially driven by Industrial & Specialty Products sales, which decreased 8% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Industrial & Specialty Products tons sold remained relatively consistent and average selling price decreased by 8%. The decrease was primarily due to current economic conditions related to the COVID-19 pandemic.

Cost of Sales (excluding depreciation, depletion, and amortization)
Cost of sales decreased by $176.0 million, or 62%, to $107.6 million for the three months ended September 30, 2020 compared to $283.6 million for the three months ended September 30, 2019. These changes result from the main components of cost of sales as discussed below. As a percentage of sales, cost of sales represented 61% for the three months ended September 30, 2020 compared to 78% for the same period in 2019.
We incurred $35.5 million and $131.5 million of transportation and related costs for the three months ended September 30, 2020 and 2019, respectively. The $96.0 million decrease was mainly due to an overall decrease in demand in the Oil & Gas Proppants segment, more tons sold from local in-basin plants which have lower logistics costs, carrier rate reductions in our SandBox operations, as well as decreased rail car expense resulting from lease concessions in the amount of $20.5 million. See Note Q - Leases for more information on the lease concessions. As a percentage of sales, transportation and related costs represented 20% for the three months ended September 30, 2020 compared to 36% for the same period in 2019.
We incurred $26.0 million and $50.5 million of operating labor costs for the three months ended September 30, 2020 and 2019, respectively. The $24.5 million decrease in labor cost was mainly due to idled facilities. As a percentage of sales, operating labor costs represented 15% for the three months ended September 30, 2020 compared to 14% for the same period in 2019.
We incurred $7.9 million and $13.4 million of electricity and drying fuel (principally natural gas) costs for the three months ended September 30, 2020 and 2019, respectively. The $5.5 million decrease in electricity and drying fuel costs was mainly due to idled sand facilities. As a percentage of sales, electricity and drying fuel costs represented 4% for both the three months ended September 30, 2020 and 2019.
We incurred $11.0 million and $26.4 million of maintenance and repair costs for the three months ended September 30, 2020 and 2019, respectively. The $15.4 million decrease in maintenance and repair costs was due to idled sand facilities, reduced costs at our SandBox operations due to lower volumes, and a decrease in plant capacity expansion expenses. As a percentage of sales, maintenance and repair costs represented 6% and 7% for the three months ended September 30, 2020 and 2019, respectively.
Segment Contribution Margin
Industrial & Specialty Products contribution margin decreased by $2.0 million to $42.4 million for the three months ended September 30, 2020 compared to $44.4 million for the three months ended September 30, 2019, driven by a $9.0 million decrease in revenue and partially offset by $6.9 million decrease in cost of sales.
Oil & Gas Proppants contribution margin decreased by $19.1 million to $31.5 million for the three months ended September 30, 2020 compared to $50.6 million for the three months ended September 30, 2019, driven by a $176.4 million decrease in sales, partially offset by a $157.3 million decrease in cost of sales. The decrease in segment contribution margin was mainly driven by decreased sand pricing as a result of a shift to in basin sand, and an overall decrease in demand.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $13.0 million, or 32%, to $27.2 million for the three months ended September 30, 2020 compared to $40.2 million for the three months ended September 30, 2019. The net decrease was primarily due to cost reduction measures implemented during the first nine months of 2020, including reducing all discretionary spending, reduced officer salaries, and lowered headcount.
    In total, our selling, general and administrative expenses represented approximately 15% and 11% of our sales for the three months ended September 30, 2020 and 2019, respectively.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense decreased by $7.0 million, or 15%, to $40.1 million for the three months ended September 30, 2020 compared to $47.1 million for the three months ended September 30, 2019. The decrease was mainly driven by decreased production, a decrease in total depreciable assets due to idled plants and subsequent asset impairments which occurred during the fourth quarter of 2019 and the first and second quarters of 2020, and reduced capital spending. Depreciation, depletion and amortization expense represented approximately 23% and 13% of our sales for the three months ended September 30, 2020 and 2019, respectively.
Goodwill and Other Asset Impairments
During the three months ended September 30, 2020, we recorded $0.2 million of asset impairment charges for operating right-of-use assets related to the Oil & Gas Proppants segment.
Operating Income (Loss)
Operating income for the three months ended September 30, 2020 was $1.4 million compared to an operating loss of $9.3 million for the three months ended September 30, 2019. The change was mainly driven by a 32% decrease in selling, general and administrative expenses, a 15% decrease in depreciation, depletion and amortization expense, and a 62% decrease in cost of sales, partially offset by a 51% decrease in sales.

Interest Expense
Interest expense decreased by $5.4 million, or 22%, to $19.3 million for the three months ended September 30, 2020 compared to $24.7 million for the three months ended September 30, 2019, mainly due to a decrease in interest rates, partially offset by a decrease in interest costs capitalized for property, plant and mine development and interest expense on the outstanding balance of the Revolver.
Other (Expense) Income, Net, Including Interest Income
Other (expense) income, net, decreased by $3.7 million, to expense of $0.4 million for the three months ended September 30, 2020 compared to income of $3.3 million for the three months ended September 30, 2019, primarily driven by a decrease in interest income and the gain on valuation of the royalty note payable not recurring during 2020.
Provision for Income Taxes
For the three months ended September 30, 2020, we had a tax benefit of $4.1 million. For the three months ended September 30, 2019, we had tax benefit of $7.7 million. The effective tax rates were 22% and 25% for the three months ended September 30, 2020 and 2019, respectively. Without discrete items, which primarily consist of tax expense related to equity compensation, the effective tax rates for the three months ended September 30, 2020 and 2019 would have been 26% and 27%, respectively.
During the three months ended September 30, 2020 and 2019, we recorded tax expense related to equity compensation of $0.3 million and $0.1 million, respectively.
Net (Loss) Income
Net (loss) income attributable to U.S. Silica Holdings, Inc., was net losses of $14.0 million and $23.0 million for the three months ended September 30, 2020 and 2019, respectively. The year over year changes were due to the factors noted above.

Results of Operations for the Nine Months Ended September 30, 2020 and 2019
Sales

(In thousands except per ton data)	Nine Months Ended September 30,		Percent Change
	2020	2019	'20 vs.'19
Sales:
Oil & Gas Proppants	$294,553	$776,248	(62)%
Industrial & Specialty Products	324,055	359,170	(10)%
Total sales	$618,608	$1,135,418	(46)%
Tons:
Oil & Gas Proppants	5,596	11,692	(52)%
Industrial & Specialty Products	2,708	2,892	(6)%
Total Tons	8,304	14,584	(43)%
Average Selling Price per Ton:
Oil & Gas Proppants	$52.64	$66.39	(21)%
Industrial & Specialty Products	$119.67	$124.19	(4)%
Overall Average Selling Price per Ton	$74.50	$77.85	(4)%
Total sales decreased 46% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, driven by a 4% decrease in overall average selling price and a 43% decrease in total tons sold.
The decrease in total sales was mainly driven by Oil & Gas Proppants sales, which decreased 62% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Oil & Gas Proppants average selling price decreased 21% and tons sold decreased 52%. The decrease in average selling price was mainly driven by more tons sold from local in-basin plants which have lower logistics costs and decreased sand pricing. These decreases are also a result of current environmental conditions related to the COVID-19 pandemic as well as overall supply being greater than demand.
The decrease in total sales was also driven by Industrial & Specialty Products sales, which decreased 10% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Industrial & Specialty Products average selling price decreased 4% and tons sold decreased by 6%. The decrease was primarily due to less tons sold due to current economic conditions related to the COVID-19 pandemic.
Cost of Sales (excluding depreciation, depletion, and amortization)
Cost of sales decreased by $441.6 million, or 50%, to $433.7 million for the nine months ended September 30, 2020 compared to $875.3 million for the nine months ended September 30, 2019. These changes result from the main components of cost of sales as discussed below. As a percentage of sales, cost of sales represented 70% for the nine months ended September 30, 2020 compared to 77% for the same period in 2019.
We incurred $149.3 million and $396.7 million of transportation and related costs for the nine months ended September 30, 2020 and 2019, respectively. The $247.4 million decrease was mainly due to an overall decrease in demand in the Oil & Gas Proppants segment, more tons sold from local in-basin plants which have lower logistics costs, carrier rate reductions in our SandBox operations, as well as decreased rail car expense resulting from lease concessions in the amount of $24.4 million. See Note Q - Leases for more information on the lease concessions. As a percentage of sales, transportation and related costs represented 24% for the nine months ended September 30, 2020 compared to 35% for the same period in 2019.
We incurred $93.0 million and $156.7 million of operating labor costs for the nine months ended September 30, 2020 and 2019, respectively. The $63.7 million decrease in labor costs incurred was mainly due to idled facilities. As a percentage of sales, operating labor costs represented 15% for the nine months ended September 30, 2020 compared to 14% for the same period in 2019.
We incurred $25.8 million and $42.5 million of electricity and drying fuel (principally natural gas) costs for the nine months ended September 30, 2020 and 2019, respectively. The $16.7 million decrease in electricity and drying fuel costs incurred was mainly due to idled sand facilities. As a percentage of sales, electricity and drying fuel costs represented 4% for both the nine months ended September 30, 2020 and 2019.
We incurred $36.4 million and $74.0 million of maintenance and repair costs for the nine months ended September 30, 2020 and 2019, respectively. The $37.6 million decrease in maintenance and repair costs incurred was mainly due to idled sand facilities, reduced costs at our SandBox operations due to lower volumes, and a decrease in plant capacity expansion expenses. As a percentage of sales, maintenance and repair costs represented 6% and 7% for the nine months ended September 30, 2020 and 2019, respectively.
Segment Contribution Margin
Industrial & Specialty Products contribution margin decreased by $18.3 million to $120.8 million for the nine months ended September 30, 2020 compared to $139.1 million for the nine months ended September 30, 2019, driven by a $35.1 million decrease in revenue, partially offset by a $16.8 million decrease in cost of sales. The decrease in segment contribution margin was due to less tons sold due to current economic conditions related to the COVID-19 pandemic.
Oil & Gas Proppants contribution margin decreased by $90.1 million to $90.5 million for the nine months ended September 30, 2020 compared to $180.6 million for the nine months ended September 30, 2019, driven by a $481.7 million decrease in sales, partially offset by a $391.6 million decrease in cost of sales. The decrease in segment contribution margin was mainly driven by an overall decrease in demand and decreased sand pricing as a result of a shift to in basin sand, partially offset by $19.8 million in shortfall revenue recognized.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $17.1 million, or 15%, to $96.4 million for the nine months ended September 30, 2020 compared to $113.5 million for the nine months ended September 30, 2019. The net decrease was primarily due to cost reduction measures implemented during the first nine months of 2020, including reducing all discretionary spending, reduced officer salaries, and lowered headcount.
    In total, our selling, general and administrative expenses represented approximately 16% and 10% of our sales for the nine months ended September 30, 2020 and 2019, respectively.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense decreased by $21.0 million, or 15%, to $115.6 million for the nine months ended September 30, 2020 compared to $136.6 million for the nine months ended September 30, 2019. The decrease was mainly driven by decreased production, a decrease in total depreciable assets due to idled plants and subsequent asset impairments which occurred during the fourth quarter of 2019 and the first and second quarters of 2020, and reduced capital spending. Depreciation, depletion and amortization expense represented approximately 19% and 12% of our sales for the nine months ended September 30, 2020 and 2019, respectively.
Goodwill and Other Asset Impairments
During the nine months ended September 30, 2020, we recorded $108.0 million of asset impairment charges for long-lived assets and inventories of idled plants, operating right-of-use assets, and goodwill related to the Oil & Gas Proppants segment.
Operating Income (Loss)
Operating income (loss) decreased by $144.9 million to operating loss of $135.1 million for the nine months ended September 30, 2020 compared to operating income of $9.8 million for the nine months ended September 30, 2019. The decrease was driven by a 46% decrease in sales, partially offset by a 15% decrease in depreciation, depletion and amortization expense, a 15% decrease in selling, general and administrative expenses and a 50% decrease in cost of sales during the nine months ended September 30, 2020.
Interest Expense
Interest expense decreased by $8.8 million, or 12%, to $63.7 million for the nine months ended September 30, 2020 compared to $72.5 million for the nine months ended September 30, 2019, mainly due to a decrease in interest rates, partially offset by a decrease in interest costs capitalized for property, plant and mine development and interest expense on the outstanding balance of the Revolver.
Other (Expense) Income, Net, Including Interest Income
Other income, net, decreased by $3.5 million to $15.6 million for the nine months ended September 30, 2020 compared to $19.1 million for the nine months ended September 30, 2019. Other income for the nine months ended September 30, 2020 was primarily the gain on bargain purchase price of $15.2 million. Other income for the nine months ended September 30, 2019 was primarily the gain on the change in valuation of the royalty note payable of $16.1 million.
    Provision for Income Taxes
For the nine months ended September 30, 2020, we had a tax benefit of $63.8 million. For the nine months ended September 30, 2019, we had tax benefit of $7.3 million. The effective tax rates were 35% and 17% for the nine months ended September 30, 2020 and 2019, respectively. Without discrete items, which primarily consist of tax expense related to equity compensation and a tax benefit related to the carryback of the NOLs, the effective tax rates for the nine months ended September 30, 2020 and 2019 would have been 24% and 29%, respectively.
During the nine months ended September 30, 2020 and 2019, we recorded tax expense related to equity compensation of $1.7 million and $4.5 million, respectively.

Net (Loss) Income
Net (loss) income attributable to U.S. Silica Holdings, Inc., was net losses of $118.7 million and $36.2 million for the nine months ended September 30, 2020 and 2019, respectively. The year over year changes were due to the factors noted above.
Liquidity and Capital Resources
Overview
    Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to return cash to our stockholders, and to pay for acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through cash on hand, borrowings under our credit facilities, or equity issuances. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of September 30, 2020, our working capital was $238.9 million and we had $49.6 million of availability under the Revolver. Based on our consolidated leverage ratio of 5.85:1.00 as of September 30, 2020, we may draw up to approximately $30.0 million without the consent of our lenders. With the consent of our lenders, we have access to the full availability of the Revolver. Additionally, at September 30, 2020, other receivables included $42.3 million of refunds related to NOL carryback claims filed for various tax years in accordance with certain provisions of the CARES Act, which we expect to receive during 2021.
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

Cash Flow Analysis
    A summary of operating, investing and financing activities (in thousands) is shown in the following table:

	Nine Months Ended September 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(34,443)	$116,381
Investing activities	(25,533)	(99,852)
Financing activities	9,159	(31,738)
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
Net cash used in operating activities was $34.4 million for the nine months ended September 30, 2020. This was mainly due to a $119.4 million net loss adjusted for non-cash items, including $115.6 million in depreciation, depletion and amortization, $108.0 million in goodwill and other asset impairments, $65.6 million in deferred income taxes, $12.4 million in equity-based compensation, $6.3 million in deferred revenue, $24.4 million in gain on remeasurement of leases, and $1.8 million in other miscellaneous non-cash items. Also contributing to the change was an $81.2 million decrease in accounts receivable, a $15.2 million decrease in inventories, a $25.4 million increase in prepaid expenses and other current assets, an $102.4 million decrease in accounts payable and accrued liabilities, and a $25.1 million decrease in other operating assets and liabilities.
Net cash provided by operating activities was $116.4 million for the nine months ended September 30, 2019. This was mainly due to a $36.3 million net loss adjusted for non-cash items, including $136.6 million in depreciation, depletion and amortization, a $16.1 million gain on valuation change of royalty note payable, $8.5 million in deferred income taxes, $10.6 million in equity-based compensation, $32.4 million in deferred revenue, and $4.9 million in other miscellaneous non-cash items. Also contributing to the change was a $3.8 million decrease in accounts receivable, $4.0 million received related to vendor incentive, an $8.5 million decrease in prepaid expenses and other current assets, a $39.5 million increase in accounts payable and accrued liabilities, and $11.7 million in other operating assets and liabilities.
Net Cash Used in / Provided by Investing Activities
Investing activities consist primarily of cash consideration paid to acquire businesses and capital expenditures for growth and maintenance.
Net cash used in investing activities was $25.5 million for the nine months ended September 30, 2020. This was mainly due to capital expenditures of $27.8 million and capitalized intellectual property costs of $0.5 million, offset by $2.7 million in proceeds from the sale of property, plant and equipment. Capital expenditures for the nine months ended September 30, 2020 were primarily related to the payment of capital expenditures accrued in 2019 and improvements and expansions at our industrial facilities in Millen, Georgia, and Columbia, South Carolina and maintenance and other capital improvement projects.
Net cash used in investing activities was $99.9 million for the nine months ended September 30, 2019. This was mainly due to capital expenditures of $97.9 million and capitalized intellectual property costs of $3.5 million. Capital expenditures for the nine months ended September 30, 2019 were mainly for engineering, procurement and construction of our growth projects, primarily Lamesa and equipment to expand our SandBox operations, and other maintenance and cost improvement capital projects.
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
Net cash provided by financing activities was $9.2 million for the nine months ended September 30, 2020. This was mainly due to $10.2 million of long-term debt payments, $6.2 million of dividends paid, $1.2 million of contributions from non-controlling interest, and $0.6 million of tax payments related to shares withheld for vested restricted stock and stock units, offset by a $25.0 million draw down from the Revolver.
Net cash used in financing activities was $31.7 million for the nine months ended September 30, 2019. This was mainly due to $20.2 million of long-term debt payments, including approximately $9.6 million for outstanding debt repurchase, $13.9 million of dividends paid, $2.9 million of tax payments related to shares withheld for vested restricted stock and restricted stock units, partially offset by $5.2 million of capital contributions from a non-controlling interest.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have a current material effect or are reasonably likely to have a future material effect on our financial condition, changes in financial condition, sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
There have been no significant changes outside of the ordinary course of business to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2019 Annual Report. For more details on future minimum annual purchase commitments and operating leases commitments, please see accompanying Note O - Commitments and Contingencies and Note Q - Leases to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Environmental Matters
We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. As of September 30, 2020, we had $26.0 million accrued for future reclamation costs, as compared to $25.8 million as of December 31, 2019.
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
Interest Rate Risk
We are exposed to interest rate risk arising from adverse changes in interest rates. As of September 30, 2020, we had $1.263 billion of debt outstanding under the Credit Agreement. Assuming LIBOR is greater than the 1.0% minimum base rate on the Term Loan, a hypothetical increase in interest rates by 1.0% would have changed our interest expense by $12.6 million per year.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our existing internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As a result of the above developments, the filing rate of new claims against us over the past few years has decreased to below pre-2001 levels, and we were named as a defendant in one, 20, and zero new silicosis cases filed in 2019, 2018, and 2017, respectively. The main driver of the increase in cases filed in 2018 was 16 claims arising out of a single location in Mississippi. During the nine months ended September 30, 2020, zero new claims were brought against U.S. Silica. As of September 30, 2020, there were 54 active silica-related product liability claims pending in which U.S. Silica is a defendant. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for both our predecessors that cover certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to certain insurance). As a result of a settlement with a former owner and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf.
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
Except as disclosed in Item 1A. Risk Factors in our Quarterly Report on Form 10-Q as of March 31, 2020, which is incorporated herein by reference, there have been no material changes from the risk factors disclosed in Item 1A. Risk Factors in our 2019 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchase Program
The following table presents the total number of shares of our common stock that we repurchased during the third quarter of 2020, the average price paid per share, the number of shares that we repurchased as part of our share repurchase program, and the approximate dollar value of shares that still could have been repurchased at the end of the applicable fiscal period pursuant to our share repurchase program:

Period	Total Number of Shares Withheld or Forfeited		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
July 1, 2020 - July 31, 2020	2,352	(2)	$2.77	—	126,540,060
August 1, 2020 - August 31, 2020	5,299	(2)	$4.20	—	126,540,060
September 1, 2020 - September 30, 2020	28,898	(2)	$4.02	—	126,540,060
Total	36,549		$3.95	—

(1)	In May 2018, our Board of Directors authorized and announced the repurchase of up to $200 million of our common stock.
(2)	Shares withheld by U.S. Silica to pay taxes due upon the vesting of employee restricted stock and restricted stock units for the months ended July 31, August 31, and September 30, 2020, respectively.
We did not repurchase any shares of common stock under our share repurchase program during the three and nine months ended September 30, 2020.
From September 30, 2020 to the date of the filing of this Quarterly Report on Form 10-Q, we have not repurchased any shares of our common stock except in connection with the vesting of employee restricted stock and restricted stock units.
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

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of U.S. Silica Holdings, Inc., effective May 4, 2017.	8-K	001-35416	3.1	May 10, 2017
3.2	Third Amended and Restated Bylaws of U.S. Silica Holdings, Inc., effective May 4, 2017.	8-K	001-35416	3.2	May 10, 2017
10.1*†	Separation, Severance and General Release Agreement entered into by and between Bradford B. Casper and U.S. Silica Company effective August 31, 2020
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification by Bryan A. Shinn, Chief Executive Officer.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification by Donald A. Merril, Chief Financial Officer.
32.1#	Section 1350 Certification by Bryan A. Shinn, Chief Executive Officer.
32.2#	Section 1350 Certification by Donald A. Merril, Chief Financial Officer.
95.1*	Mine Safety Disclosure.
101*	101.INS XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
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
†
Certain information in Exhibit 10.1 has been omitted pursuant to Item 601(b)(2) of Regulation S-K because it is both not material and would be competitively harmful if publicly disclosed. The Company undertakes to furnish, supplementally, a copy of the unredacted exhibit to the Securities and Exchange Commission upon request.

We will furnish to any of our stockholders a copy of any of the above exhibits upon the written request of such stockholder.

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of October 2020.

U.S. Silica Holdings, Inc.

/s/ DONALD A. MERRIL
Name:	Donald A. Merril
Title:	Executive Vice President & Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

S-1