Form 10-K
period 2020-12-31
U.S. SILICA HOLDINGS, INC.
filed 2021-02-26
CIK 1524741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the outstanding common stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $250,637,123 based on the closing price of $3.61 per share, as reported on the New York Stock Exchange, on such date.
As of February 22, 2021, 74,296,160 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the Proxy Statement for the 2021 Annual Meeting of Shareholders for U.S. Silica Holdings, Inc. (the “2021 Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated.

U.S. Silica Holdings, Inc.
FORM 10-K
For the Fiscal Year Ended December 31, 2020

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

For example, all statements we make relating to our estimated and projected costs and cost reduction programs; reserve and finished products estimates; demand for our products; the strategies of our customers; anticipated expenditures, cash flows, growth rates and financial results; our plans and objectives for future operations, growth or initiatives; strategies and their anticipated effect on our performance and liquidity; and the expected outcome or impact of pending or threatened litigation are forward-looking statements.

All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect. These risks and uncertainties include, but are not limited to, those described in Part I, "Item 1A. Risk Factors" and elsewhere in this Annual Report on Form 10-K and those described from time to time in our future reports filed with the Securities and Exchange Commission (the "SEC").

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
    Unless we state otherwise, or the context otherwise requires, the terms “we,” “us,” “our,” “U.S. Silica,” “the Company,” “our business,” and “our company” refer to U.S. Silica Holdings, Inc. and its consolidated subsidiaries as a combined entity.
Our Company
Business Overview
    We are a global performance materials company and a leading producer of commercial silica used in a wide range of industrial applications and in the oil and gas industry. In addition, through our subsidiary EP Minerals, LLC ("EPM") we are an industry leader in the production of products derived from diatomaceous earth, perlite, engineered clays, and non-activated clays.
    During our 121-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 400 diversified product types to customers across our end markets. As of December 31, 2020, we operated 23 production facilities across the United States. We control 489 million tons of reserves of commercial silica, which can be processed to make 197 million tons of finished products that meet American Petroleum Institute ("API") frac sand specifications, and 79 million tons of reserves of diatomaceous earth, perlite, and clays.
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
For a description of our key business acquisitions during the past three years, see the discussion under Note E - Business Combinations to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Our Business Strategy and Strengths
We attribute our success to the following strengths:
•Large-scale producer with a diverse and high-quality reserve base. We believe our large-scale production, logistics capabilities and long reserve life make us a preferred supplier to our customers. Our consistent, reliable supply of reserves gives our customers the security to customize their production processes around our products. Furthermore, our relatively large scale and wide product portfolio provide us earnings diversification and the ability to reach broader market segments.
•Geographically advantaged footprint with intrinsic transportation advantages. We believe the strategic location of our facilities and our logistics capabilities contribute to our customer retention rates and our ability to reach broader market segments. We continue to strategically position our supply chain in order to deliver sand according to our customers' needs, whether at a plant, a transload, or the wellhead. In our Oil & Gas Proppants segment, our network of frac sand production facilities with access to barge and Class I rail, either onsite or by truck, combined with the strategic locations of our transloads, enable us to serve every major U.S. shale basin. Additionally, our SandBox Logistics service ("SandBox") extends our delivery capability directly to our customers' wellhead locations and provides a lower cost logistics solution. We believe we are one of the few frac sand producers capable of cost-effectively delivering API grade frac sand to most of the major U.S. shale basins by on-site rail.
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
•Low-cost operating structure. We focus on building and operating facilities with low delivered costs to enable us to better manage market downturns. We believe the combination of the following factors contributes to our goal of having a low-cost structure and high margins:
•our ownership of the vast majority of our reserves, resulting in mineral royalty expense that was less than 0.5% of our sales in 2020;
•the optimal positioning of our mines and their respective processing plants, enabling cost-efficient and highly automated production processes;
•the active management of our product mix at each of our plants as we seek to maximize our profit margins which requires us to use our expertise in balancing key variables such as mine geology, processing capacity, transportation availability, customer requirements, and pricing;
•our integrated logistics management expertise and geographically advantaged facility network, which enables us to reliably ship products by the most cost-effective method available, whether domestic or overseas; we transport products by truck, rail or barge to meet the needs of our customers, including at in-basin transload locations and directly at wellhead locations via our SandBox operations;
•our large customer base across numerous end markets, which allows us to maximize our mining recovery rate and asset utilization; and
•our large overall and plant-level operating scale.

•Focus on safety and positive relationships with the communities in which we operate. We focus on the safety of our employees and maintain safe and responsible operations. We also believe we are known in the communities in which we operate as a preferred employer and a responsible corporate citizen, which generally serves us well in hiring new employees and securing difficult to obtain permits for expansions and new facilities.
•Strong reputation with our customers. We believe we have built a strong reputation during our 121-year operating history. We have a long track record of timely delivery of our products according to customer specifications, which we believe contributes to a reputation for dependability. We also have an extensive network of technical resources, including materials science and petroleum engineering expertise, which enables us to collaborate with our customers to develop products to improve the performance of their existing applications.
•Commitment to innovation. Our research and development teams work to enhance our existing products and develop new, patentable products. We expect this will increase our presence and market share in certain specialty products end markets and allow us to enter new markets. We manage a robust pipeline of new products in various stages of development.
•Experienced management team. The members of our senior management team bring significant experience to the dynamic environment in which we operate. Their expertise covers a range of disciplines, including industry-specific operating and technical knowledge. We believe we have assembled a flexible, creative and responsive team that can quickly adapt to changing market conditions.
•Maintain financial strength and flexibility. We intend to maintain financial strength and flexibility to enable us to better manage through industry downturns and pursue acquisitions and new growth opportunities as they arise. In connection with the EPM acquisition, on May 1, 2018, we entered into a Third Amended and Restated Credit Agreement (the "Credit Agreement") with BNP Paribas, as administrative agent, and the lenders named therein. The Credit Agreement increased our then existing senior debt by establishing a new $1.380 billion senior secured credit facility, consisting of a $1.280 billion term loan (the “Term Loan”) and a $100 million revolving credit facility (the “Revolver”) (collectively the "Credit Facility") that may also be used for swingline loans or letters of credit, and we may elect to increase the term loan in accordance with the terms of the Credit Agreement. For more information on the Credit Agreement see Note K - Debt to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. As of December 31, 2020, we had $150.9 million of cash on hand and $52.0 million of availability under the Revolver with the consent of our lenders.
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
Additionally, we sell ground silica and industrial minerals products for use in a wide variety of products.
Our Industry and Primary End Markets
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
EPM's DE, perlite, montmorillonite clay and bentonite clay products are sold globally, where they are used in hundreds of applications. High quality DE possesses superior characteristics for filtration, functional additives, absorbents and adsorbents. The largest industries for these products include food and beverage, wine, beer, paint and coatings, biofuel, pharmaceuticals, chemical, oil and gas, plastics and rubber, automotive and agriculture. The perlite (hydrated volcanic glass) is used for filtration, lightweight construction, horticulture, and insulation. The calcium bentonite clay from Mississippi and calcium montmorillonite clay from Tennessee are thermally processed to produce powder and granular products for bleaching clays, absorbents, catalysis, and adsorbents.
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
Our Customers
We sell our products to a variety of end markets. Our customers in the oil and gas proppants end market include major oilfield services companies and exploration and production companies that are engaged in hydraulic fracturing. Sales to the oil and gas proppants end market comprised approximately 49%, 69%, and 75% of our total sales in 2020, 2019 and 2018, respectively.
During most of our 121-year history, our primary markets have been core industrial end markets with customers engaged in the production of building and construction products, fillers and extenders, glass, foundry products, chemicals, and sports and recreation products. Our diverse customer base drives high recovery rates across our production. We also benefit from strong and long-standing relationships with our customers in each of the industrial and specialty products end markets we serve. Through EPM, we also serve a variety of industrial mineral markets including pool filtration, paints and plastics, absorbents and food and beverage. Sales to our Industrial and Specialty Products end markets comprised approximately 51%, 31%, and 25% of our total sales in 2020, 2019 and 2018, respectively.
Competition
Both of our reportable segments operate in highly competitive markets that are characterized by a small number of large, national producers and a larger number of small, regional or local producers. According to a February 2021 publication by the United States Geological Survey, in 2020, there were 180 producers of commercial silica with a combined 280 active operations in 34 states within the United States. Competition for both of our reportable segments is based on price, consistency and quality of product, site location, distribution capability, customer service, reliability of supply, breadth of product offering and technical support. Because transportation costs can be a significant portion of the total cost to customers of commercial silica, the commercial silica market is typically local, and competition from beyond the local area is limited. Notable exceptions to this are the frac sand and fillers and extenders markets, where certain product characteristics are not available in all deposits and not all plants have the requisite processing capabilities, necessitating that some products be shipped for extended distances. For more information regarding competition, see Item 1A. Risk Factors.
Seasonality
Our business is affected to some extent by seasonal fluctuations in weather that impact our production levels and our customers' business needs. For example, during the second and third quarters we typically sell more commercial silica to our customers in the building products and recreation end markets due to increased construction activity resulting from more favorable weather. In the first and fourth quarters, we can generally experience lower sales, and sometimes production levels, largely from adverse weather hampering logistical capabilities and general decreased customer activity levels.
Intellectual Property
Other than operating licenses for our mining and processing facilities, there are no third-party patents, patent licenses or franchises material to our business. Our intellectual property primarily consists of trade secrets, know-how and trademarks, including our name US SILICA® and products with trademarked names such as MIN-U-SIL®, Mystic White II®, Q-ROK®, SIL-CO-SIL®, White Armor®, EP Minerals®, Transcend®, and SANDBOX® among others. We own patents and have patent applications pending related to SandBox, our "last mile" logistics solution. Most of the issued patents have expiration dates ranging from 2027-2039. With respect to our other products, we principally rely on trade secrets, rather than patents, to protect our proprietary processes, methods, documentation and other technologies, as well as certain other business information. Although we do seek patents from time to time, for example for our ultra-high reflectance cool roofing granules, patent protection for other industrial and specialty products requires a costly federal registration process with an uncertain outcome that would place our confidential information in the public domain. As a result, we typically utilize trade secrets to protect the formulations and processes we use to manufacture our products and to safeguard our proprietary formulations and methods. We strive to protect our trade secrets indefinitely through the use of confidentiality agreements and other security measures, understanding that these efforts may prove to be ineffective. See Item 1A. Risk Factors of this Annual Report on Form 10-K for more information.
Condition of Physical Assets and Insurance
Our business is capital intensive and requires ongoing capital investment for the replacement, modernization and/or expansion of equipment and facilities. For more information, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of this Annual Report on Form 10-K.
We maintain insurance policies against property loss and business interruption and insure against other risks that are typical in the operation of our business, in amounts that we believe to be reasonable. Such insurance, however, contains exclusions and limitations on coverage, particularly with respect to environmental liability and political risk. There can be no assurance that claims would be paid under such insurance policies in connection with a particular event. See Item 1A. Risk Factors of this Annual Report on Form 10-K for more information.
 Employees
As of December 31, 2020, we employed a workforce of approximately 1,613 employees, the majority of whom are hourly wage plant workers living in the areas surrounding our mining facilities. Approximately 31% of our hourly employees are represented by labor unions that include the Teamsters Union; United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union; Laborers International Union of North America; Glass, Molders, Pottery, Plastics and Allied Workers International Union; Cement, Lime, Gypsum and Allied Workers’ Division of International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers; and International Union of Operating Engineers A.F.L. - C.I.O. We believe that we maintain good relations with our workers and their respective unions and have not experienced any material strikes or work stoppages since 1987.
Human Capital Management
Our Board of Directors believes that our long-term success depends on the talents of our employees, and we work to attract, retain and motivate the highest quality workforce. The Chief Human Resources Officer ("CHRO") is responsible for developing and executing our human capital strategy. This includes talent attraction, acquisition, development and engagement, as well as the design of employee compensation and benefits programs. The CHRO is also responsible for developing and implementing our diversity and inclusion framework. Management regularly updates our Board of Directors and our Compensation Committee on human capital trends and efforts to improve diversity. The Board of Directors in particular has requested updates on the following topics:

Health and Safety: Our health and safety programs are industry leading and resulted in several company records in 2020. We require each of our locations to perform regular safety audits to ensure proper safety policies, program procedures, analyses and trainings are in place. In addition, we receive regular visits from inspectors on behalf of the U.S. Mine Safety and Health Administration ("MSHA") and the U.S. Occupational Safety and Health Act ("OSHA"). We utilize a mixture of leading and lagging indicators to assess the health and safety performance of our operations. Lagging indicators include the OSHA Total Recordable Incident Rate ("TRIR") and the Lost Time (or Lost Workday) Incident Rate ("LTIR") based upon the number of incidents per 200,000 work hours. Leading indicators include reporting and closure of all near miss events and Environmental, Health and Safety ("EHS") coaching and engagement conversations. In 2020 we had a TRIR of 0.77, a LTIR of 0.11 and zero work-related fatalities.

COVID-19 Response: In 2020, our Board of Directors requested regular updates on our response to the COVID-19 pandemic. We instituted a number of protective measures in response to the COVID-19 outbreak, including eliminating all but essential third-party access to our facilities, encouraging employees to work from home to the extent their job function enables them to do so, encouraging the use of virtual employee meetings, implementing social distancing measures for those employees associated with our mining operations, and implementing other procedures in an effort to reduce the need for our truck drivers to exit their vehicles. This resulted in confirmed cases of COVID-19 at U.S. Silica remaining below the national average, and none of the confirmed cases among our employees in 2020 were attributed to transmission at work.

Diversity, Inclusion, and Belonging: We believe that a culture of inclusion, diversity, and belonging enables us to create, develop and fully leverage the strengths of our workforce. Current key initiatives include mandatory unconscious bias training for all employees, partnerships with diversity organizations, improving purchasing from Minority and Women Owned Businesses, utilizing an employee driven resource group, and diverse talent acquisition practices. We have implemented several measures that focus on ensuring accountabilities exist for making progress in diversity, and our senior leaders will have diversity and inclusion objectives embedded in their annual performance goals.

Training and Talent Development: We are committed to the continued development of our people. Strategic talent reviews and succession planning occur annually and across all business areas. The CEO and CHRO convene meetings with senior company leadership and the Board of Directors to review top enterprise talent. We also provide free training courses through LinkedIn Learning to all salaried employees, along with key development programs.

Regulation and Legislation
Mining and Workplace Safety
Federal Regulation
The U.S. Mine Safety and Health Administration (“MSHA”) is the primary regulatory organization governing the commercial silica industry. Accordingly, MSHA regulates quarries, surface mines, underground mines and the industrial mineral processing facilities associated with quarries and mines. The mission of MSHA is to administer the provisions of the Federal Mine Safety and Health Act of 1977 (the "Mine Act") and to enforce compliance with mandatory safety and health standards. MSHA works closely with the Industrial Minerals Association, a trade association in which we have a significant leadership role, in pursuing this mission. As part of MSHA’s oversight, representatives perform at least two unannounced inspections annually for each above-ground facility. For additional information regarding mining and workplace safety, including MSHA safety and health violations and assessments in 2020, see Item 4. Mine Safety Disclosures.
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
Information about our Executive Officers

Bryan A. Shinn, age 59, has served as our Chief Executive Officer and a member of the Board since January 2012. He also served as our President from March 2011 to January 2020. Prior to assuming this position, Mr. Shinn was our Senior Vice President of Sales and Marketing from October 2009 to February 2011. Before joining us, Mr. Shinn was employed by the E. I. du Pont de Nemours and Company from 1983 to September 2009, where he held a variety of key leadership roles in operations, sales, marketing and business management, including Global Business Director and Global Sales Director. Mr. Shinn earned a B.S. in Mechanical Engineering from the University of Delaware.

Donald A. Merril, age 56, has served as an Executive Vice President since July 2016 and as our Chief Financial Officer since January 2013. He had previously served as our Vice President of Finance from October 2012 until his appointment as Chief Financial Officer. Previously, Mr. Merril had served as Senior Vice President and Chief Financial Officer of Myers Industries Inc. from January 2006 through August 2012. Prior to serving at Myers Industries, Mr. Merril held the role of Vice President and Chief Financial Officer, Rubbermaid Home Products Division at Newell Rubbermaid Inc. from 2003 through 2005. Mr. Merril earned a B.S. in Accounting from Miami University.

Michael L. Winkler, age 56, has served as an Executive Vice President since July 2016 and as our Chief Operating Officer since December 2013. He served as a Vice President from June 2011 until July 2016 and as our Vice President of Operations from June 2011 until December 2013. Before joining us, Mr. Winkler was Vice President of Operations for Campbell Soup Company from August 2007 to June 2011 and held various positions with Mars Inc. from 1996 to August 2007, including Plant Manager-Columbus Plant and Director of Industrial Engineering. Mr. Winkler earned a B.S. in Industrial Engineering from the University of Wisconsin-Platteville and an M.B.A. from the University of North Texas.

John P. Blanchard, age 47, has served as our Senior Vice President and President, Industrial & Specialty Products since July 2016, having served as Vice President and General Manager, Industrial & Specialty Products from September 2011 until July 2016. Mr. Blanchard possesses over 20 years’ experience in a variety of industries, including nonwovens, composites, building materials and pharmaceuticals. Prior to joining us, Mr. Blanchard held various positions of increasing responsibility with Johns Manville from 2005 to September 2011, including Global Business Director from December 2010 to September 2011 and Global Business Manager from February 2008 to December 2010. Mr. Blanchard earned a B.S. in Chemical Engineering from Michigan Technological University and an M.B.A. from the University of Michigan.

Zach Carusona, age 34, has served as our Senior Vice President and President, Specialty Minerals since December 2018. He served as a Vice President for Business Development of SandBox Logistics from August 2016 until December 2018, as the Director, Strategic Planning from June 2015 to August 2016, and in various roles in our strategy group from 2011 through 2015. Mr. Carusona earned an MBA from the Kellogg School of Management at Northwestern University, and a B.S. in Mechanical Engineering from the University of Illinois, Urbana-Champaign.

J. Derek Ussery, age 36, was appointed as our Senior Vice President and President, Oil and Gas in November 2019. Prior to his appointment, Mr. Ussery was the Chief Operating Officer of SandBox Logistics from January 2019 to November 2019. He previously served as Vice President, North America ESG at Tetra Technologies, from May 2018 to December 2018. From April 2013 to May 2018, he served in roles of increasing responsibility with Key Energy Services, culminating in his position as Vice President for the Eastern Region. Mr. Ussery earned a B.B.A. from Texas A&M University.

D. Lynnette Crowder, age 41, was appointed U.S. Silica’s Senior Vice President, and Chief Human Resources Officer in November 2019. Ms. Crowder previously served in roles of increasing responsibility with WestRock Company, from July 2015 until October 2019, and with MeadWestVaco Corporation from March 2010 until the company became part of WestRock Company in July 2015. Most recently she served as the Division Leader of Human Resources for Westrock Company. Ms. Crowder earned a B.S. in Mechanical Engineering from Virginia Tech and an M.B.A. from the University of Virginia.

    Stacy Russell, age 50, was appointed U.S. Silica’s Senior Vice President, General Counsel and Secretary in January 2020. Prior to her appointment, Ms. Russell was the General Counsel for our Oil and Gas Segment. She was previously Of Counsel at Boyar Millar from July 2018 to May 2019. From October 2010 to January 2018, she served as the Managing Counsel for the Litigation and HSE law groups at Halliburton Company. Ms. Russell earned B.A. in Government from the University of Texas and her J.D. from the University of Houston.

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
Risks Related to Market, Competition, & Sales

Our results of operations continue to be adversely affected by the ongoing COVID-19 pandemic.

Public health crises, pandemics and epidemics, such as the ongoing COVID-19 pandemic, have adversely impacted and are expected to continue to adversely impact our operations, the operations of our customers and the global economy, including the worldwide demand for oil and natural gas and the level of demand for our services, particularly in our Oil and Gas Proppants segment. Fear of such events has also altered the level of capital spending by oil and gas companies for exploration and production activities and adversely affected global economies and financial markets, resulting in an economic downturn that has affected demand for our services. For instance, the outbreak of COVID-19 and its development into a pandemic has caused governmental authorities to impose mandatory closures, seek voluntary closures and impose restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions. Though we are currently deemed an essential business and, as a result, are exempt from many orders in their current form, the impact of the COVID-19 pandemic and measures to prevent its spread has materially and adversely affected our businesses in a number of ways.

In March 2020, we put in place a number of protective measures in response to the COVID-19 outbreak, including eliminating all but essential third-party access to our facilities, encouraging employees to work from home to the extent their job function enables them to do so, encouraging the use of virtual employee meetings, implementing social distancing measures for those employees associated with our mining operations, and implementing other procedures in an effort to reduce the need for our truck drivers to exit their vehicles. A further extended period of remote work arrangements could strain our business continuity plans, introduce operational risk and impair our ability to manage our business. Our operations could be delayed or suspended at any time in the event of changes to applicable government orders or the interpretation of existing orders.

The COVID-19 outbreak may significantly worsen during the upcoming months, which may cause governmental authorities to consider further restrictions on business and social activities. In the event governmental authorities increase restrictions, the re-opening of the economy may be further curtailed. We have experienced, and expect to continue to experience, some resulting disruptions to our business operations, as these restrictions have significantly impacted, and may continue to impact, many sectors of the economy, including many sectors to which we provide services or raw materials.

The ultimate extent of the impact of COVID-19 on our business, financial condition and results of operations will depend largely on future developments, including the duration and spread of the outbreak within the United States and the related impact on the oil and gas industry, the impact of governmental actions designed to prevent the spread of COVID-19 and the development and availability of effective treatments and vaccines, all of which cannot be predicted with certainty at this time.

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

When oil and natural gas prices decrease exploration and production companies may reduce their exploration, development, production and well completion activities. During such periods, demand for our products and services which supply oil and natural gas wells, including our transportation and logistics solutions, may decline, leading to a decline in the market price of frac sand due to an oversupply of frac sand. When demand for frac sand increases, there may not be a corresponding increase in the prices for our products or our customers may not increase use of our products, which could have a material adverse effect on our business, financial condition, and results of operations.

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
A significant portion of our sales are generated at our plants located in Ottawa, Illinois; Lamesa, Texas; Lovelock, Nevada; Pacific, Missouri; and Vale, Oregon. These plants represented a combined 35% of our total sales in 2020. Any adverse development at these plants or in the end markets these plants serve, including adverse developments due to catastrophic events or weather, decreased demand for commercial silica products, or a decrease in the availability of transportation services or adverse developments affecting our customers, could have a material adverse effect on our business, financial condition, and results of operations.

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

With regards to our international sales and operations, our performance is also subject to currency exchange fluctuations. In addition, our ability to sell and deliver our products to, and collect payment from, our international customers depends on fund transfer and trade restrictions and import/export duties, the ability to import and export goods, and fluctuating policies on tariffs on a number of goods that could impact our operations. These factors and uncertainties may cause our international customers to seek out producers who are not located in the United States to fulfill their commercial silica requirements or may otherwise make it more difficult for us to compete with international producers.

If our customers delay or fail to pay a significant amount of our outstanding receivables, it could have a material adverse effect on our business, liquidity, financial condition, and results of operations.

We bill our customers for our products in arrears and are, therefore, subject to credit risks if our customers delay or fail to pay our invoices. In weak economic environments, we have experienced increased delays or failures due to, among other reasons, a reduction in our customers’ cash flow from operations and ability to access the credit markets. In addition, some of our customers have experienced financial difficulties, including insolvency or bankruptcy proceedings, in which cases we have not been able to collect sums owed to us or have received significantly less than expected, and we may be required to refund pre-petition amounts paid to us during a specified period prior to the bankruptcy filing. Furthermore, we may experience longer collection cycles with our international customers due to foreign fund transfer restrictions, and we may have difficulty enforcing agreements and collecting accounts receivable from our international customers through a foreign country’s legal system. If our customers delay or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our business, liquidity financial condition, and results of operations.

    A large portion of our sales is generated by our top ten customers, and the loss of or a significant reduction in purchases by our largest customers could adversely affect our results of operations.

    Our ten largest customers accounted for approximately 34%, 43% and 48% of total sales during the years ended December 31, 2020, 2019 and 2018, respectively. As a result of market conditions, competition or other factors, these customers may not continue to purchase the same levels of our products in the future, if at all. Substantial reductions in purchase volumes across these customers could have a material adverse effect on our business, financial condition, and results of operations.

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

Our mining, processing and production facilities are subject to risks normally encountered in the commercial silica and earth minerals industries, many of which are not in our control. In addition to the other risks described in these risk factors, these risks include:
•unanticipated ground, grade or water conditions;
•unusual or unexpected geological formations or pressures;
•pit wall failures, underground roof falls or surface rock falls;
•environmental hazards;
•physical plant security breaches;
•inability to acquire or maintain necessary permits or mining or water rights;
•failure to maintain dust controls and meet restrictions on respirable crystalline silica dust;
•restrictions on blasting operations;
•failures in quality control systems or training programs;
•technical difficulties or key equipment failures;
•inability to obtain necessary mining or production equipment or replacement parts;
•fires, explosions or industrial accidents or other accidents; and
•facility shutdowns in response to environmental regulatory actions.

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
Energy costs, primarily natural gas and electricity, represented approximately 4%, 4% and 3% of our total sales in 2020, 2019 and 2018, respectively. Natural gas is the primary fuel source used for drying in the commercial silica production process. In addition, our operations are dependent on earthmoving equipment, railcars and tractor trailers, and diesel fuel costs are a significant component of the operating expense of these vehicles. To the extent that we perform these services with equipment that we own, we are responsible for buying and supplying the diesel fuel needed to operate these vehicles, which currently represents less than 1% of total cost of sales. To the extent that these services are provided by independent contractors, we may be subject to fuel surcharges that attempt to recoup increased diesel fuel expenses. Our profitability is impacted by the price and availability of these energy sources. The price and supply of diesel fuel and natural gas are unpredictable and can fluctuate significantly based on international political and economic circumstances, as well as other events outside our control, such as changes in supply and demand due to weather conditions, actions by OPEC and other oil and natural gas producers, regional production patterns and environmental concerns. In addition, potential climate change regulations or carbon or emissions taxes could result in higher production costs for energy, which may be passed on to us in whole or in part or could reduce supply. In the past, the price of natural gas has been extremely volatile, and we believe this volatility may continue. In order to manage this risk, we may hedge natural gas prices through the use of derivative financial instruments, such as forwards, swaps and futures. However, these measures carry different risks (including nonperformance by counterparties) and do not in any event entirely eliminate the risk of decreased margins as a result of energy price increases. A significant increase in the price of energy that is not recovered through an increase in the price of our products or covered through our hedging arrangements or an interruption in the supply of the energy sources we use could have a material adverse effect on our business, financial condition, and results of operations.

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
•assumptions regarding the effectiveness of our mining, quality control and training programs;
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

We have been the target of cyberattacks, and while to date none of these incidents has had a material impact on us, we expect to continue to be targeted in the future. Our management team updates our Board of Directors quarterly on material cybersecurity risks facing the Company. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the current global economic and political environment, the outsourcing of some of our business operations, the ongoing shortage of qualified cybersecurity professionals, and the interconnectivity and interdependence of third parties to our systems.

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

For example, greenhouse gas emission regulation is becoming more rigorous, and concerns about climate change could cause this trend to continue or intensify. We expect to be required to report annual greenhouse gas emissions from our operations to the Environmental Protection Agency (“EPA”), and additional greenhouse gas emission -related requirements are in various stages of development at the international, federal, state, regional and local levels. The U.S. Congress has considered, and may adopt in the future, various legislative proposals to address climate change, including a nationwide limit on greenhouse gas emissions. Any regulation of greenhouse gas emissions, including, for example, through a cap-and-trade system, technology mandate, emissions tax, reporting requirement, new permit requirement or other program, could curtail our operations, significantly increase our operating costs, impair demand for our products or otherwise adversely affect our business, financial condition, reputation, and performance.

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

    If we or our customers are not able to obtain and maintain necessary permits, our results of operations could suffer.

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
As of December 31, 2020, we had $1.235 billion of outstanding indebtedness under the Term Loan and we were using $23.0 million for outstanding letters of credit in addition to $25.0 million drawn, leaving $52.0 million of borrowing availability under the Revolver with the consent of our lenders.
In addition to our indebtedness, we also have, and will continue to have, significant pension obligations. The substantial level of these obligations increases the risk that we may be unable to generate cash sufficient to pay amounts owed under these obligations when due. In such a case, we may be forced to reduce or delay business activities, acquisitions, investments and/or capital expenditures; sell assets; restructure or refinance our indebtedness; or seek additional equity capital or bankruptcy protection, and we may not be able to affect any of these remedies when necessary, on satisfactory terms or at all. Our level of indebtedness and pension obligations could also have important consequences to you and significant effects on our business, including:
•increasing our vulnerability to adverse changes in general economic, industry and competitive conditions;
•requiring us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness and pension obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes, including dividend payments;
•restricting us from exploiting business opportunities;
•making it more difficult to satisfy our financial obligations, including payments on our indebtedness;
•disadvantaging us when compared to our competitors that have less debt and pension obligations; and
•increasing our borrowing costs or otherwise limiting our ability to borrow additional funds for the execution of our business strategy.

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
Many of our employees participate in our defined benefit pension plans. In 2020, we made contribution payments totaling $5.5 million toward reducing the unfunded liability of our defined benefit pension plans. Declines in interest rates or the market values of the securities held by the plans or other adverse changes could materially increase the underfunded status of our plans and affect the level and timing of required cash contributions. To the extent we continue to use cash to reduce these unfunded liabilities, the amount of cash available for our working capital needs would be reduced. In addition, under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Pension Benefit Guaranty Corporation (“PBGC”) has the authority to institute proceedings to terminate a pension plan in certain circumstances. In the event our tax-qualified pension plans are terminated by the PBGC, we could be liable to the PBGC for the underfunded amount, which could trigger default provisions in our Credit Agreement.

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

See Note Q - Pension and Post-Retirement Benefits in our Consolidated Financial Statements included in Part II, Item 8. of this Annual Report on Form 10-K for more information about these plans.

Our stock price and trading volume has been and could continue to be volatile, and you may not be able to resell shares of your common stock when desired, at or above the price you paid, or at all.

The stock market has experienced and continues to experience extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the underlying businesses. In 2020, our stock closed at a high of $7.95 per share and a low of $0.85 per share. In 2020, market volatility was especially high due to the COVID-19 pandemic. In addition, broad market fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. In addition to the other risks described in this section, the market price of our common stock may fluctuate significantly in response to a number of factors, many of which we cannot control, including inaccurate or unfavorable research or ratings published by industry analysts about our business, or a cessation of coverage of us by industry analysts; quarterly variations in our operating results compared to market expectations; announcements by others in or affecting our industry or our customers; actions by competitors; our acquisition of, investment in or disposition of other businesses; and other global or regional economic, political, legal and regulatory factors that may not be directly related to our performance.

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

Holders of our common stock are entitled to receive only such dividends as our board of directors may declare out of funds legally available for such payments. Our board of directors elected to suspend the dividend after paying a dividend in March 2020, and we have yet to resume paying a dividend. Applicable Delaware law provides that we may pay dividends only out of a surplus, as determined under Delaware law, or, if there is no surplus, out of net profits for the fiscal year in which the dividend was declared and for the preceding fiscal year if certain specified conditions are met. Any determination to pay dividends and other distributions in cash, stock or property by us in the future will be at the discretion of our board of directors and will be dependent on then-existing conditions, including business conditions, our financial condition, results of operations, liquidity, capital requirements, the ability of our subsidiaries to pay us dividends or make other distributions to us, contractual restrictions (including restrictive covenants contained in the Credit Agreement or other debt agreements) and any other factors our board of directors deems relevant. We are not required to declare future cash dividends on our common stock, and our board of directors may determine not to do so at any time.

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
•provide that our board of directors is expressly authorized to make, alter or repeal our bylaws;
•establish advance notice requirements for nominations of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and
•prevent us from engaging in a business combination with a person who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock, unless board or stockholder approval is obtained prior to the acquisition.

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

As of December 31, 2020, various labor unions represented approximately 31% of our hourly employees. If we are unable to renegotiate acceptable collective bargaining agreements with these labor unions in the future, we could experience, among other things, strikes, work stoppages or other slowdowns by our workers and increased operating costs as a result of higher wages, health care costs or benefits paid to our employees. An inability to maintain good relations with our workforce could cause a material adverse effect on our business, financial condition, and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our corporate headquarters is located in Katy, Texas. In addition, we maintain corporate support centers and sales offices in Reno, Nevada and Chicago, Illinois.
As of December 31, 2020, we operated 23 production facilities located primarily in the eastern half of the United States, with operations in Alabama, Georgia, Illinois, Louisiana, Michigan, Missouri (2), New Jersey, Oklahoma, Mississippi, Nebraska, Nevada (3), Oregon, Pennsylvania, South Carolina, Tennessee (2), Texas (2), Virginia, and West Virginia. We also operate several transload sites via service contracts with our transload operating partners.
Additionally, we operate corporate laboratories located at our Berkeley Springs, West Virginia and Reno, Nevada. These locations provide critical technical expertise, analytical testing resources and application development to promote product value and cost savings.
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
Our Production Facilities
The following is a detailed description of our 23 production facilities.
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
We purchased 3200 acres of ranch land in May 2017, on which the Crane County facility was built and became operational during the first quarter of 2018. The facility primarily produces a range of API/ISO certified frac sand grades. The total net book value of the Crane County facility's real property and fixed assets as of December 31, 2020 was $198.7 million.
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
We purchased 3500 acres of ranch land in July 2017, on which the Lamesa facility was built and became operational during the third quarter 2018. The facility primarily produces a range of API/ISO certified frac sand grades. The total net book value of the Lamesa facility's real property and fixed assets as of December 31, 2020 was $183.5 million.
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

We acquired the Festus facility in connection with the closing of our MS Sand acquisition in August 2017. Since acquiring the facility, we completed an expansion to increase capacity. While the Festus facility's production techniques and distribution model enable it to serve all major silica markets, the primary production has been frac sand for oil and gas proppants. The total net book value of the Festus facility's real property and fixed assets as of December 31, 2020 was $29.0 million.
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
We acquired the Ottawa facility in 1987 by merger with the Ottawa Silica Company, which historically used the property to produce whole grain and ground silica for customers in industrial and specialty products end markets. Since acquiring the facility, we renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including washing, hydraulic sizing, grinding, screening and blending. These production techniques allow the Ottawa facility to meet a wide variety of focused specifications on product composition from customers. As such, the Ottawa facility services multiple end markets, such as glass, building products, foundry, fillers and extenders, chemicals and oil and gas proppants. In November 2009, we expanded the frac sand capacity by 500,000 tons. During the fourth quarter of 2011, we completed a follow-on expansion project that added an additional 900,000 tons of frac sand capacity. The total net book value of the Ottawa facility's real property and fixed assets as of December 31, 2020 was $86.4 million.
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
We acquired the Mill Creek facility in 1987 by merger with the Pennsylvania Glass Sand Corporation, which had historically used the property to produce whole grain silica for customers in industrial and specialty products end markets. Since acquiring the facility, we renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including hydraulic sizing, fluid bed drying, grinding and air sizing. These production techniques allow the Mill Creek facility to meet a wide variety of focused specifications on product composition from customers. As such, the Mill Creek facility services multiple end markets, such as glass, foundry, fillers and extenders, building products and oil and gas proppants. The total net book value of the Mill Creek facility's real property and fixed assets as of December 31, 2020 was $17.6 million.
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
We acquired the Mapleton Depot facility in 1987 by merger with the Pennsylvania Glass Sand Corporation, which had historically used the property to produce whole grain silica for customers in industrial and specialty products end markets. Since acquiring the facility, we have renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including hydraulic sizing, fluid bed drying, scalping and a low iron circuit. These production techniques allow the Mapleton Depot facility to meet a wide variety of focused specifications on product composition from customers. As such, the Mapleton Depot facility services multiple end markets, such as glass, specialty glass, building products, recreation, and oil and gas proppants. The total net book value of the Mapleton Depot facility's real property and fixed assets as of December 31, 2020 was $13.6 million.
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
We acquired the Pacific facility in 1987 by merger with the Pennsylvania Glass Sand Corporation, which had historically used the property to produce whole grain silica for customers in industrial and specialty products end markets. Since acquiring the facility we renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including hydraulic sizing, fluid bed drying, grinding, dry screening, classifying and microsizing. In August 2010, we expanded this facility’s processing capabilities to include the processing of frac sand. These production techniques allow the Pacific facility to meet a wide variety of focused specifications on product composition from customers. As such, the Pacific facility services multiple end markets, such as glass, foundry, fillers and extenders and oil and gas proppants. The total net book value of the Pacific facility's real property and fixed assets as of December 31, 2020 was $51.3 million.
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

We acquired the Berkeley Springs facility in 1987 by merger with the Pennsylvania Glass Sand Corporation, which had historically used the property to produce whole grain silica for customers in industrial and specialty products end markets. Since acquiring the facility, we have renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including primary, secondary and tertiary crushing, grinding, flotation, dewatering, fluid bed drying, mechanical screening and rotary drying processing. These production techniques allow the Berkeley Springs facility to meet a wide variety of focused specifications from customers producing specialty epoxies, resins and polymers, geothermal energy equipment and fiberglass. As such, the Berkeley Springs facility services multiple end markets, such as glass, building products, foundry, chemicals and fillers and extenders. The total net book value of the Berkeley Springs facility's real property and fixed assets as of December 31, 2020 was $20.0 million.
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
We acquired the Columbia facility in 1987 by merger with the Pennsylvania Glass Sand Corporation, which had historically used the property to produce whole grain silica for customers in industrial and specialty products end markets. Since acquiring the facility, we have renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including hydraulic sizing, fluid bed drying, scalping and grinding. These production techniques allow the Columbia facility to meet a wide variety of focused specifications on product composition from customers. As such, the Columbia facility services multiple end markets, such as glass, building products, fillers and extenders, filtration and oil and gas proppants. The total net book value of the Columbia facility's real property and fixed assets as of December 31, 2020 was $20.6 million.
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

We acquired the Dubberly facility in 1987 by merger with the Ottawa Silica Company, which had historically used the property to produce whole grain silica for customers in industrial and specialty products end markets. Since acquiring the facility, we renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including screening, washing, fluid bed drying and conditioning to remove heavy and iron bearing minerals. These production techniques allow the Dubberly facility to meet a wide variety of focused specifications on product composition from customers. As such, the Dubberly facility services multiple end markets, such as glass, foundry and building products. The total net book value of the Dubberly facility's real property and fixed assets as of December 31, 2020 was $2.9 million.
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
We acquired the Montpelier facility in 1993 from The Feldspar Company, which had historically used the property to produce aplite for customers in industrial and specialty products end markets. Since acquiring the facility, we have renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including hydraulic crushing and sizing, washing, fluid bed drying and grinding. These production techniques allow the Montpelier facility to meet a wide variety of focused specifications on product composition from customers. As such, the Montpelier facility services multiple end markets, such as glass, building products and recreation. The total net book value of the Montpelier facility's real property and fixed assets as of December 31, 2020 was $13.9 million.
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
We acquired the Hurtsboro facility in 1988 from Warrior Sand & Gravel Company, which had historically used the property to produce whole grain silica for customers in industrial and specialty products end markets. Since acquiring the facility, we renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including trucking in sand from surrounding locations, hydraulic sizing, screening and fluid bed drying. These production techniques allow the Hurtsboro facility to meet a wide variety of focused specifications on product composition from customers. As such, the Hurtsboro facility services multiple end markets, such as foundry, building products and recreation. The total net book value of the Hurtsboro facility's real property and fixed assets as of December 31, 2020 was $0.4 million.
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
We acquired the Jackson facility in 1997 from Nicks Silica Company, which had historically used the property to produce whole grain and ground silica for customers in industrial and specialty products end markets. Since acquiring the facility, we renovated and upgraded its production capabilities, turning it into one of our premier grinding facilities and enabling it to produce multiple products through various processing methods, including rotary drying, screening and grinding. These production techniques allow the Jackson facility to meet a wide variety of focused specifications on product composition from customers. As such, the Jackson facility services multiple end markets, such as fiberglass, building products, ceramics, fillers and extenders and recreation. The total net book value of the Jackson facility's real property and fixed assets as of December 31, 2020 was $1.2 million.
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
We acquired the Mauricetown facility in 1999 from Unimin Corporation, which had historically used the property to produce whole grain silica for customers in industrial and specialty products end markets. Since acquiring the facility, we renovated and upgraded its production capabilities, including the construction of a new wet processing plant, to enable it to produce multiple products through various processing methods, including washing, hydraulic sizing, fluid bed drying, rotary drying and scalping. These production techniques allow the Mauricetown facility to meet a wide variety of focused specifications on product composition from customers. As such, the Mauricetown facility services multiple end markets, such as foundry, filtration, building products and recreation. The total net book value of the Mauricetown facility's real property and fixed assets as of December 31, 2020 was $13.9 million.
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
We acquired the Rockwood facility in 1987 by merger with the Ottawa Silica Company, which had historically used the property to produce whole grain and ground silica for customers in industrial and specialty products end markets. Since acquiring the facility, we renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including fluid bed drying, dry screening and classifying. These production techniques allow the Rockwood facility to meet a wide variety of focused specifications on product composition from customers. As such, the Rockwood facility services multiple end markets, such as glass, building products, oil and gas proppants and chemicals. The total net book value of the Rockwood facility's real property and fixed assets as of December 31, 2020 was $11.3 million.
Millen, Georgia
Our Millen facility has a natural gas kiln that enables the production of specialty industrial products that require high temperature heat treatments. These products are sold to customers that produce finished goods for the building products and residential construction markets. Our initial production commenced in 2019 and the facility became fully operational during the second quarter of 2020. The facility is located southeast of Atlanta, Georgia in Jenkins County in close proximity to high quality kaolin and silica deposits that are used as raw materials. The site can ship bulk or packaged material via truck and the Norfolk Southern railway.
We acquired the Millen facility on December 31, 2018. The facility was constructed in 2014 as a ceramic proppant facility. Our process and packaging modifications have enabled the production of cool roof granules and other specialty industrial products. The total net book value of the Millen facility's real property and fixed assets as of December 31, 2020 was $21.3 million.
Lovelock, Nevada
Our Lovelock facility is the world's largest producing diatomaceous earth (DE) plant. The facility is 90 miles northeast of Reno, Nevada next to Interstate 80. The plant has full rail service on the UPRR, but primarily produces packaged products. The plant’s proximity to the port of Oakland, California allows it to be the primary export plant for filter aids and fillers. Its three kilns produce calcined and flux-calcined filter aids and functional additives. It has an annual capacity of approximately 156,000 tons. A perlite expander was installed in 1994, and the site crushes and screens perlite ore from our open-pit Popcorn Mine as a raw material for the Blair, Nebraska facility as well as selling expanded perlite ore for use as a filter aid and has an annual capacity of approximately 15,000 tons. The facility uses DE ore from the open-pit Colado mine, soda ash, natural gas, and electricity to manufacture products used as filtration media across many industries including brewing, corn wet milling, oil and gas, wineries, potable water, swimming pools and petrochemicals. In addition, filler products are used as an anti-block in polyethylene film and flattening agents in paint.
The Lovelock facility was initially commissioned in 1959. We acquired the Lovelock facility in connection with the completion of the acquisition of EPMH in May 2018. The total net book value of the Lovelock facility's real property and fixed assets as of December 31, 2020 was $29.0 million.

Vale, Oregon
Our Vale facility is the world’s third largest DE facility. Two kilns can produce calcined and flux-calcined diatomaceous earth (DE) for use as filter aids, functional additives, and low iron brewing grades of filter aids. It has an annual capacity of approximately 120,000 tons and uses DE ore from the open-pit Celatom mine, natural gas, electricity and soda ash.
The facility was originally commissioned in 1985, with the second kiln added in 1997. We acquired the Vale facility in connection with the completion of the acquisition of EPMH in May 2018. The total net book value of the Vale facility's real property and fixed assets as of December 31, 2020 was $20.6 million.
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
In 1945, EPM (Eagle-Picher at that time) acquired the DE deposits 20 miles east of Reno, Nevada in what is known today as Clark, Nevada. We acquired the Clark facility in connection with the completion of the acquisition of EPMH in May 2018. The total net book value of the Clark facility's real property and fixed assets as of December 31, 2020 was $22.1 million.
Fernley, Nevada
Our Fernley facility surface-mines DE and has a rotary kiln for granular DE products. The facility utilizes electricity and recycled oil to manufacture granular products used in absorbent products, soil amendments, fertilizer and pet litter. It has an annual capacity of approximately 50,000 tons and is located near Interstate 80, fifteen miles east of Fernley, Nevada.
EPM purchased the facility from Moltan Corporation in 2013. We acquired the Fernley facility in connection with the completion of the acquisition of EPMH in May 2018. The total net book value of the Fernley facility's real property and fixed assets as of December 31, 2020 was $3.3 million.
Blair, Nebraska
Our Blair facility uses natural gas, electricity, and perlite ore from our open-pit Popcorn mine that has been initially processed at our Lovelock facility. Products produced are used in the industry as a filter media in the manufacturing of bio-fuels and food grade oils.
Our Blair facility began producing perlite in 2014. We acquired the Blair facility in connection with the completion of the acquisition of EPMH in May 2018. The total net book value of the Blair facility's real property and fixed assets as of December 31, 2020 was $1.9 million.
Jackson, Mississippi
Our Jackson facility, located approximately at the intersection of Interstate 20 and Interstate 55, uses natural gas, electricity, water, and sulfuric acid to process calcium bentonite from our open-pit mine (Fowlkes Mine) located in Monroe County, approximately 170 miles from the Jackson facility. Once the calcium bentonite is processed into finished product, the product is shipped to the animal feed, oleo bleaching/filtration or refinery catalyst/purification markets. The products are shipped via bulk truck and rail leaving Jackson on the CN Railway. Packaged shipments are also made by common carriers for the North/South American markets and intermodal carriers to the ports of New Orleans, Louisiana or Mobile, Alabama for shipments to multiple overseas countries.
The processing facility sits on land leased from BASF, the former owner of the site. EPM purchased the facility and associated mining operations from BASF in July 2017. We acquired the Jackson facility in connection with the completion of the acquisition of EPMH in May 2018. The total net book value of the Jackson facility's real property and fixed assets as of December 31, 2020 was $22.9 million.
Middleton, Tennessee
The Middleton facility surface-mines montmorillonite clay, a high calcium bentonite, and has two rotary kilns that have a capacity of roughly 150,000 tons per year. The facility uses natural gas, electricity, and sulfuric acid to process ore. With on-

site milling, screening, and multiple packaging capabilities, this plant serves several different industries including agriculture, sports fields, and absorbents. This facility is located 80 miles east of Memphis, Tennessee and 60 miles south of Jackson, Tennessee.
EPM purchased the mines and processing facility from the Moltan Company in early 2013. We acquired the Middleton facility in connection with the completion of the acquisition of EPMH in May 2018. The total net book value of the Middleton facility's real property and fixed assets as of December 31, 2020 was $8.9 million.
Our Reserves
We believe we have a broad and high-quality mineral reserve base due to our strategically located mines and facilities. “Reserves” are defined by SEC Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Industry Guide 7 divides reserves between “proven (measured) reserves” and “probable (indicated) reserves” which are defined as follows:
•Proven (measured) reserves. Reserves for which (1) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (2) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.
•Probable (indicated) reserves. Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.
We categorize our reserves as proven or probable in accordance with these SEC definitions. We estimate that we had a total of approximately 568 million tons of proven and probable mineable mineral reserves as of December 31, 2020. Compared to 586 million tons of proven and probable mineable mineral reserves we had as of December 31, 2019, the decrease of 18 million tons was due to adjustments and mining, partly offset by the addition of diatomaceous earth, clay, and perlite reserves during the year ended December 31, 2020.
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
Colado Mine - Lovelock, Nevada
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
Fowlkes Mine - Aberdeen, Mississippi
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
Hazen Mine, Nevada
The diatomaceous earth deposits are primarily amorphous silicate (SiO2) composition with controlling trace attributes.
Popcorn Mine, Nevada
Perlite is an aqueous rich volcanic glass which was deposited beneath sea water and quenched. Upon crushing and heating, perlite's high-water saturation permits rapid expansion or popping.
Celatom Mine - Vale, Oregon
The deposits are composed of freshwater diatomaceous earth with the primary diatom species of Melosira granulata, interbedded with volcanic ash and clay units. The deposits are primarily amorphous silicate (SiO2) composition with controlling trace attributes.

Cheto Mine - Sanders, Arizona
The deposit has a silica content (SiO2) of 68%, alumina content (Al2O3) of 17%, calcium (CaO) content of around 3%, and magnesium (MgO) content of around 5%. It is classified of the montmorillonite type, primarily of the calcium/magnesium type of bentonite.
Sequoya Mine - Fallon, Nevada
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
The mineral rights and access to mineral reserves at our Mill Creek operation are a combination of land owned in fee and one mineral lease. A non-participating royalty is paid to the original sellers of the fee property that covers almost all of the reserves. The lease agreements involve an annual minimum payment and a non-participating per-ton production royalty payments extending through 2024.
The Columbia operation mineral reserves and rights are secured under a long-term mineral lease. The lease includes an annual minimum payment and a production royalty based on gross revenue expiring on April 24, 2021.
The Hurtsboro operation mineral reserves and rights are secured under three mineral leases. They are long-term leases that include an annual minimum payment and a production royalty payment based on average selling price expiring from May 2024 through July 2029. These mineral leases are renewed for 2 to 10 year periods and have been renewed in the past, and it is expected that if mining is still occurring on these properties the leases can be extended again.
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
The Hazen Mine mineral reserves and rights are secured by a combination of land owned in fee and unpatented placer claims. A mineral lease covers unpatented placer claims on federal lands expiring September 12, 2030, with royalty obligations.
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

Summary of Reserves
We follow SEC Industry Guide 7 in determining our mineral reserves. Exploration samples are evaluated in our laboratory facilities to assess product quality and mining/processing parameters. Members of our sales management team assess the salability of the product(s). Geologic, topographic and site data are used to create a geologic model and mining plan. We prepare an analysis of operating costs, capital costs and long-term anticipated sales volume and price to ensure the economic viability of the reserve. In performing feasibility economic analysis for purposes of categorizing proven and probable reserves, we considered a range of average sales price assumptions: for commercial silica, from $20 per ton for some of our Oil & Gas Proppants sands to a range of $65 to $80 per ton for high-quality glass sand in our Industrial & Specialty Products segment; for diatomaceous earth, from $65 to $1015 per ton; for clay, from $20 to $2500 per ton; and for perlite, $300 to $1200 per ton. Reserve estimates are updated when necessary to account for new geologic, mining, sales or cost data.
The following table provides information on our production facilities that have reserves as of December 31, 2020. Included is the location and area of the facility; the type, amount and ownership status of its reserves; and the primary end markets that it serves.

Mine/Plant Location	Acreage Owned/Leased	Proven Reserves	Probable Reserves	Combined Proven and Probable Reserves	Estimated Processing Recovery Percentages	2020 Tons Mined	Primary End Markets Served
	(in acres)	(tonnage data in thousands)
Crane County, TX	3,200 owned	119,710	47,500	167,210	85%	697	Oil and gas proppants(3)
Lamesa, TX	3,523 owned	88,750	6,800	95,550	85%	3,271	Oil and gas proppants(3)
Festus, MO	635 leased	14,160	7,411	21,571	84%	1,290	Oil and gas proppants(3)
Ottawa, IL	2,100 owned	91,172	26,932	118,104	89%	1,953	Oil and gas proppants(3), glass, chemicals, foundry(4)
Mill Creek, OK	2,174 owned 16 mineral lease	16,453	—	16,453	61%	1,235	Oil and gas proppants(3), glass, foundry, building products(4)
Mapleton Depot, PA	1,761 owned 194 mineral lease 98 access lease	1,410	2,100	3,510	81%	265	Glass, building products(4)
Pacific, MO	524 owned	11,378	7,994	19,372	83%	922	Oil and gas proppants(3), glass, foundry, fillers and extenders(4)
Berkeley Springs, WV	4,435 owned	8,123	—	8,123	72%	275	Glass, building products, fillers and extenders(4)
Columbia, SC	648 leased 204 owned	3,399	—	3,399	72%	346	Glass, building products, fillers and extenders(4)
Dubberly, LA	356 owned	4,088	—	4,088	82%	106	Glass, foundry, building products(4)
Montpelier(1), VA	824 owned	—	12,408	12,408	39%	196	Glass, building products(4)
Hurtsboro, AL	117 owned 1,108 mineral lease	59	—	59	83%	125	Foundry, building products(4)
Mauricetown, NJ	707 owned	11,248	—	11,248	55%	155	Filtration, foundry, building products(4)
Rockwood (2), MI	872 owned	8,363	—	8,363	60%	—	Glass, building products(4)
Middleton, TN	1,178 owned	2,552	8,950	11,502	66%	216	Absorbent for automotive, industrial(4)
Clark, NV	2,690 owned 2,813 leased	1,931	1,496	3,427	78%	68	Absorbents, catalysts, supports filtration(4)
Fernley, NV	5,668 owned	1,139	4,826	5,965	60%	46	Absorbent for automotive, industrial(4)

Fowlkes Mine - Aberdeen, MS	502 owned / 146 leased	—	1,229	1,229	100%	74	Edible oil, petrochemical, animal feed(4)
Hazen Mine, NV	120 owned 1,135 leased	350	84	434	90%	11	Calcium silicate insulation(4)
Popcorn Mine, NV	200 owned	4,331	1,790	6,121	93%	9	Filtration for wine, sugar, enzymes(4)
Colado Mine, - Lovelock, NV	3,773 owned 7,025 leased	2,396	2,298	4,694	83%	151	Filtration for brewing, wine, swimming pools, sweeteners; additives for coatings, LDPE film(4)
Celatom Mine - Vale, OR	4,998 owned 2,120 leased	16,495	27,571	44,066	90%	105	Filtration for brewing, wine, swimming pools, sweeteners; additives for coatings(4)
Cheto Mine - Sanders, AZ	10,240 leased	—	598	598	100%	13	Static desiccant(4)
Sequoyah Mine - Fallon, NV	840 owned	111	755	866	70%	—	Filtration for brewing, wine, swimming pools, sweeteners; additives for coatings, LDPE film(4)
Total		407,618	160,742	568,360		11,529
(1)Montpelier’s reserves are comprised entirely of the mineral aplite.
(2)Rockwood's products were produced, or sourced, from a third party. It did not mine any of its reserves in 2020.
(3)Oil & Gas Proppants segment
(4)Industrial & Specialty Products segment

Our Properties and Logistics Network
We continue to strategically position our supply chain in order to deliver sand according to our customers' needs, whether at a plant, a transload, or at the wellhead. We believe that our supply chain network and logistics capabilities are a competitive advantage that enables us to provide superior service for our customers and positions us to take advantage of opportunistic spot market sales. As of December 31, 2020, we had 19 transload facilities strategically located near all the major shale basins in the United States. All of our transloads are operated by third-party transload service providers via service agreements, which include both longer term contracts (generally 2 to 5 years) and month-to-month arrangements.
We lease a significant number of railcars for shipping purposes and for short-term storage of our products, particularly our frac sand products. As of December 31, 2020, we had a leased fleet of 5,900 railcars, of which 1,779 railcars were in storage.
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
The map below shows the location of our production facilities, transload facilities, SandBox operation sites and Corporate offices:

INDUSTRIAL & SPECIALTY
OIL & GAS
TRANSLOADS
SANDBOX
OFFICES
CANADA
INDUSTRIAL & SPECIALTY
OIL & GAS
TRANSLOADS
SANDBOX
OFFICES

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
    As a result of the above developments, the filing rate of new claims against us over the past few years has decreased to below pre-2001 levels, and we were named as a defendant in one, one, and twenty new silicosis cases filed in 2020, 2019 and 2018, respectively. The main driver of the increase in cases filed in 2018 is 16 claims arising out of a single location in Mississippi. As of December 31, 2020, there were 52 active silica-related product liability claims pending in which U.S. Silica is a defendant. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for our predecessors that cover certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to certain insurance). As a result of a settlement with a former owner and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf.
    The silica-related litigation brought against us to date has not resulted in material liability to us. However, we continue to have silica-related product liability claims filed against us, including claims that allege silica exposure for periods for which we do not have insurance coverage. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, it is not reasonably possible that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations that exceeds the accrual amounts. For more information regarding silica-related litigation, see Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K and Note P - Commitments and Contingencies to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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
Holders of Record
On February 22, 2021, there were 74,296,160 shares of our common stock outstanding, which were held by approximately 108 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of beneficial owners, we are unable to estimate the total number of stockholders represented by these record holders. For additional information related to ownership of our stock by certain beneficial owners and management, refer to Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Dividends
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
The following table presents the total number of shares of our common stock that we purchased during the fourth quarter of 2020, the average price paid per share, the number of shares that we repurchased as part of our share repurchase program, and the approximate dollar value of shares that still could have been repurchased at the end of the applicable fiscal period pursuant to our share repurchase program:

Period	Total Number of Shares Withheld or Forfeited		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2020 - October 31, 2020	—		$—	—	126,540,060
November 1, 2020 - November 30, 2020	1,943	(2)	$2.90	—	126,540,060
December 1, 2020 - December 31, 2020	13,054	(2)	$6.39	—	126,540,060
Total	14,997		$5.85	—

(1)	In May 2018, our Board of Directors authorized and announced the repurchase of up to $200 million of our common stock.
(2)	Represents shares withheld by U.S. Silica to pay taxes due upon the vesting of employee restricted stock and restricted stock units for the months ended October 31, November 30 and December 31, 2020, respectively.

    We did not repurchase any shares of common stock under our share repurchase program during the three months ended December 31, 2020.

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
The graph below compares the cumulative total shareholder return on our common stock to the cumulative total return on the Russell 3000 index and the Standard and Poor’s SmallCap 600 Energy Sector index, in each case assuming $100 was invested on December 31, 2015 and the reinvestment of all dividends. We elected to include the Standard and Poor’s SmallCap 600 Energy Sector index because this index is used in relative total shareholder return performance share units that we have granted to employees.

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

	Year Ended December 31,
	2020	2019	2018(3)	2017(4)	2016(4)
	(amounts in thousands, excluding per share and per ton figures)
Statement of Operations Data:
Sales	$845,885	$1,474,477	$1,577,298	$1,240,851	$559,625
Operating (loss) income	(119,612)	(352,955)	(163,533)	169,742	(52,491)
(Loss) income before income taxes	(175,147)	(428,908)	(229,953)	136,526	(77,745)
Net (loss) income attributable to U.S. Silica Holdings, Inc.	(114,094)	(329,082)	(200,808)	145,206	(41,056)
(Loss) earnings per share - basic	$(1.55)	$(4.49)	$(2.63)	$1.79	$(0.63)
(Loss) earnings per share - diluted	$(1.55)	$(4.49)	$(2.63)	$1.77	$(0.63)
Cash dividends declared per common share	$0.02	$0.25	$0.25	$0.25	$0.25
Statement of Cash Flows Data:
Net cash (used in) provided by:
Operating activities	$(10,534)	$144,046	$310,706	$222,013	$381
Investing activities	(27,564)	(120,393)	(1,066,879)	(491,529)	(201,657)
Financing activities	$3,278	$(40,411)	$574,104	$(57,142)	$635,424
Other Financial Data:
Capital expenditures	$34,461	$118,357	$339,815	$368,479	$46,450
Operating Data:
Total tons sold	11,130	18,788	18,059	15,128	9,875
Average selling price (per ton)	$76.00	$78.48	$87.34	$82.02	$56.67
Segment cost of goods sold (per ton)(1)	48.94	55.76	58.94	56.19	47.51
Oil & Gas Proppants:
Sales	$414,897	$1,010,521	$1,182,991	$1,020,365	$362,550
Segment contribution margin(2)	142,041	248,594	357,846	301,972	11,445
Industrial & Specialty Products:
Sales	$430,988	$463,956	$394,307	$220,486	$197,075
Segment contribution margin(2)	159,176	178,215	155,084	88,781	78,988
Balance Sheet Data:
Cash and cash equivalents	$150,920	$185,740	$202,498	$384,567	$711,225
Total assets	2,246,947	2,553,234	2,900,840	2,307,283	2,073,220
Total long-term debt, including current portion	1,259,800	1,247,600	1,270,400	489,075	494,175
Total liabilities	1,620,156	1,836,654	1,848,536	910,777	799,930
Total stockholders’ equity	$626,791	$716,580	$1,052,304	$1,396,506	$1,273,290

(1)Segment cost of goods sold (per ton) equals segment cost of goods sold, divided by total tons sold.
(2)Segment contribution margin is a financial measure that is not included or defined under generally accepted accounting principles in the United States (“GAAP”). For a detailed description of segment contribution margin and a reconciliation to its most comparable GAAP measure, please see the discussion under “How We Evaluate Our Business” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(3)We acquired EP Minerals Holdings, Inc. on May 1, 2018, and have included their financial position and results of operations in our 2018 financial information above. As a result, our 2018 financial information may not be comparable to prior years. See Note E - Business Combinations to our Consolidated Financial Statements in Item 8. of this Annual Report on Form 10-K for more information.
(4)We acquired White Armor and MS Sand on April 1, 2017 and August 16, 2017, respectively, and NBI and SandBox on August 16, 2016 and August 22, 2016, respectively, and have included their financial position and results of operations in our 2017 and 2016 financial information above. As a result, our 2017 and 2016 financial information may not be comparable to prior years.

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
Overview
    We are a performance materials company and one of the largest domestic producers of commercial silica used in the oil and gas industry and in a wide range of industrial applications. In addition, through our subsidiary EP Minerals, LLC ("EPM") we are an industry leader in the production of industrial minerals, including diatomaceous earth, clay (calcium bentonite and calcium montmorillonite), and perlite.
    During our 121-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 400 diversified product types to customers across our end markets. As of December 31, 2020, we operated 23 production facilities across the United States. We control 489 million tons of reserves of commercial silica, which can be processed to make 197 million tons of finished products that meet API frac sand specifications, and 79 million tons of reserves of diatomaceous earth, perlite, and clays.
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
Acquisitions
    For a description of our key business acquisitions during the past three years, see the discussion under Note E - Business Combinations to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Recent Trends and Outlook
Oil and gas proppants end market trends
The COVID-19 pandemic and related economic repercussions coupled with an inadequate supply response and exacerbated by the lack of global storage capacity, resulted in a precipitous decline in crude oil prices in 2020. While the Organization of the Petroleum Exporting Countries and other oil producing nations ("OPEC+") agreed in April to cut production, downward pressure on commodity prices has remained and could continue for the foreseeable future. These events have negatively affected and are expected to continue to negatively affect our Oil & Gas Proppants segment. Demand for our proppant and logistics services has declined as our customers reduce their capital budgets and drilling operations in response to lower oil prices.
In response to the effects of the pandemic on our Oil & Gas Proppants segment, we took a number of steps to reduce our costs of operations in 2020. We dramatically reduced all discretionary spending, reduced officer salaries for several months, lowered headcount, and closed or idled facilities as appropriate.
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
During the three months ended December 31, 2020, frac sand demand and tons sold increased sequentially compared to the three months ended September 30, 2020, as summarized below. Average selling price per ton increased sequentially from the three months ended September 30, 2020 to the three months ended December 31, 2020 in part due to revenue recognized from shortfall penalties assessed to customers, partly offset by increased proppant supply causing decreased sand pricing.

in thousands, except per ton data	Three Months Ended				Percentage Change for the Three Months Ended
Oil & Gas Proppants	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2020 vs. September 30, 2020	September 30, 2020 vs. June 30, 2020	June 30, 2020 vs. March 31, 2020
Sales	$120,344	$66,343	$72,495	$155,715	81%	(8)%	(53)%
Tons Sold	1,901	1,282	1,112	3,202	48%	15%	(65)%
Average Selling Price per Ton	$63.31	$51.75	$65.19	$48.63	22%	(21)%	34%

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
Our Business Strategy
The key drivers of our strategy include:
•increasing our presence and product offering in specialty products end markets;
•optimizing our product mix and further developing value-added capabilities to maximize margins;
•effectively positioning our Oil & Gas Proppants facilities to optimally serve our customers;
•optimizing our supply chain network and leveraging our logistics capabilities to meet our customers’ needs;
•evaluating both Greenfield and Brownfield expansion opportunities and other acquisitions; and,
•maintaining financial strength and flexibility.
For additional information about our key business strategies, see the discussion under “Our Company-Our Business Strategy” in Item 1. Business.
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
    Our ten largest customers accounted for approximately 34%, 43% and 48% of total sales during the years ended December 31, 2020, 2019 and 2018, respectively. No single customer accounted for more than 10% of our total sales during the year ended December 31, 2020. Sales to one of our customers accounted for 11% and 15% of our total sales during the years ended December 31, 2019 and 2018, respectively. No other customers accounted for 10% or more of our total sales during the same periods. At December 31, 2020, one of our customers' accounts receivable represented 24% of our total trade accounts receivable, net of allowance. At December 31, 2019, the same customer's accounts receivable represented 12% of our total trade accounts receivable, net of allowance. No other customers accounted for 10% or more of our total trade accounts receivable during the same periods.
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
    As of December 31, 2020, we have 11 minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2021 and 2034. As of December 31, 2019, we had 16 minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2020 and 2034. Collectively, sales to customers with minimum purchase supply agreements accounted for 61% and 60% of Oil & Gas Proppants segment sales during the years ended December 31, 2020 and 2019, respectively.
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
    Segment contribution margin is not a measure of our financial performance under GAAP and should not be considered an alternative measure or superior to measures derived in accordance with GAAP. Our measure of segment contribution margin is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation. For more information about segment contribution margin, including a reconciliation of this measure to its most directly comparable GAAP financial measure, net income (loss), see Note V - Segment Reporting to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.
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
    The following table sets forth a reconciliation of net (loss) income, the most directly comparable GAAP financial measure, to Adjusted EBITDA.

(amounts in thousands)	Year ended December 31,
	2020	2019	2018
Net loss attributable to U.S. Silica Holdings, Inc.	$(114,094)	$(329,082)	$(200,808)
Total interest expense, net of interest income	79,148	92,063	64,689
Provision for taxes	(60,025)	(99,151)	(29,132)
Total depreciation, depletion and amortization expenses	155,568	179,444	148,832
EBITDA	60,597	(156,726)	(16,419)
Non-cash incentive compensation (1)	15,827	15,906	22,337
Post-employment expenses (excluding service costs) (2)	1,729	1,735	2,206
Merger and acquisition related expenses (3)	1,423	32,021	34,098
Plant capacity expansion expenses (4)	6,149	17,576	59,112
Contract termination expenses (5)	—	1,882	2,491
Goodwill and other asset impairments (6)	110,688	363,847	281,899
Business optimization projects (7)	67	55	1,980
Facility closure costs (8)	7,093	12,718	529
Gain on valuation change of royalty note payable (9)	(8,263)	(16,854)	—
Other adjustments allowable under the Credit Agreement (10)	8,612	14,165	4,290
Adjusted EBITDA	$203,922	$286,325	$392,523

(1)	Reflects equity-based, non-cash compensation expense.
(2)
Includes net pension cost and net post-retirement cost relating to pension and other post-retirement benefit obligations during the applicable period, but in each case excluding the service cost relating to benefits earned during such period. Non-service net periodic benefit costs are not considered reflective of our operating performance because these costs do not exclusively originate from employee services during the applicable period and may experience periodic fluctuations as a result of changes in non-operating factors, including changes in discount rates, changes in expected returns on benefit plan assets, and other demographic actuarial assumptions. See Note Q - Pension and Post-Retirement Benefits to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for more information.

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

(6)
See Note Y - Impairments to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information. While these expenses are not operational in nature and are not expected to continue for any singular event on an ongoing basis, similar types of expenses have occurred in prior periods and may recur in the future.

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
(9)
Gains on valuation change of royalty note payable due to a change in estimate of future tonnages and sales related to the sand shipped from our Tyler, Texas facility. These gains are not operational in nature and are not expected to continue for any singular event on an ongoing basis. See Note K - Debt to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

(10)	Reflects miscellaneous adjustments permitted under the Credit Agreement. For 2020, includes $1.6 million in transload shortfalls and exit fees, $4.6 million in inventory adjustments, $6.0 million in severance costs, and $11.8 million in legal expense due to the unsuccessful defense of a small number of our patents, offset by $15.2 million related to the gain attributable to the bargain purchase of Arrows Up. For 2019, includes $6.2 million of loss contingencies reserve as well as restructuring costs for actions that will provide future savings, storm damage costs, recruiting fees, relocation costs and a loss on sale of assets, partially offset by insurance proceeds of $2.2 million. For 2018, includes storm damage costs, recruiting fees, relocation costs, and a net loss of $0.7 million on divestitures of assets, consisting of $5.2 million of contract termination costs and $1.3 million of divestiture related expenses such as legal fees and consulting fees, partially offset by a $5.8 million gain on sale of assets.

    Adjusted EBITDA-Trailing Twelve Months
    Our Revolver contains a covenant that we maintain a consolidated total net leverage ratio of no more than 3.75:1.00 that, unless we have the consent of our lenders, we must meet as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 30% of the Revolver commitment. This ratio is calculated based on our Adjusted EBITDA for the trailing twelve months. Noncompliance with this financial ratio covenant could result in the acceleration of our obligations to repay all amounts outstanding under the Revolver and the term loan (the "Term Loan") (collectively the "Credit Facility"). Moreover, the Revolver and the Term Loan contain covenants that restrict, subject to certain exceptions, our ability to make permitted acquisitions, incur additional indebtedness, make restricted payments (including dividends) and retain excess cash flow based, in some cases, on our ability to meet leverage ratios calculated based on our Adjusted EBITDA for the trailing twelve months.
    See the description under “Adjusted EBITDA” above for certain important information about Adjusted EBITDA-trailing twelve months, including certain limitations and management’s use of this metric in light of its status as a non-GAAP measure.
    As of December 31, 2020, we are in compliance with all covenants under our Credit Facility, and our Revolver usage was $25.0 million (other than certain undrawn letters of credit). Since the Revolver usage did not exceed 30% of the Revolver commitment, the consolidated leverage ratio covenant did not apply. Based on our consolidated leverage ratio of 6.07:1.00 as of December 31, 2020, we may draw up to $30.0 million without the consent of our lenders. With the consent of our lenders, we have access to the full availability of the Revolver. The calculation of the consolidated leverage ratio incorporates the Adjusted EBITDA-trailing twelve months as follows:

(All amounts in thousands)	December 31, 2020

Total debt	$1,239,352
Finance leases	350
Total consolidated debt	$1,239,702

Adjusted EBITDA-trailing twelve months	$203,922
Pro forma Adjusted EBITDA including impact of acquisitions (1)	—
Other adjustments for covenant calculation (2)	254
Total Adjusted EBITDA-trailing twelve months for covenant calculation	$204,176

Consolidated leverage ratio(3)	6.07

(1)	Covenant calculation allows for the Adjusted EBITDA-trailing twelve months to include the impact of acquisitions on a pro forma basis.
(2)	Covenant calculation excludes activity at legal entities above the operating company, which is mainly interest income offset by public company operating expenses.
(3)	Calculated by dividing Total consolidated debt by Total Adjusted EBITDA-trailing twelve months for covenant calculation.

Results of Operations for the Years Ended December 31, 2020 and 2019

This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Sales

(In thousands except per ton data)	Year ended December 31,		Percent Change
	2020	2019	20 vs. '19
Sales:
Oil & Gas Proppants	$414,897	$1,010,521	(59)%
Industrial & Specialty Products	430,988	463,956	(7)%
Total sales	$845,885	$1,474,477	(43)%
Tons:
Oil & Gas Proppants	7,496	15,054	(50)%
Industrial & Specialty Products	3,634	3,734	(3)%
Total Tons	11,130	18,788	(41)%
Average Selling Price per Ton:
Oil & Gas Proppants	$55.35	$67.13	(18)%
Industrial & Specialty Products	118.60	124.25	(5)%
Overall Average Selling Price per Ton	$76.00	$78.48	(3)%
    Total sales decreased 43% for the year ended December 31, 2020 compared to the year ended December 31, 2019, driven by a 3% decrease in overall average selling price and a 41% decrease in total tons sold.
    The decrease in total sales was mainly driven by Oil & Gas Proppants sales, which decreased 59% for the year ended December 31, 2020 compared to the year ended December 31, 2019. Oil & Gas Proppants average selling price decreased 18% and tons sold decreased 50%. These decreases are a result of the shift to in-basin sand, overall decrease in demand due to current economic conditions related to the COVID-19 pandemic, as well as overall supply being greater than demand.
    The decrease in total sales was also partially driven by Industrial & Specialty Products sales, which decreased 7% for the year ended December 31, 2020 compared to the year ended December 31, 2019. Industrial & Specialty Products average selling price decreased 5% and tons sold decreased 3%. These decreases were primarily due to current economic conditions related to the COVID-19 pandemic.
    Cost of Sales
    Cost of sales decreased by $558.2 million, or 49%, to $575.1 million for the year ended December 31, 2020 compared to $1.133 billion for the year ended December 31, 2019. These changes result from the main components of cost of sales as discussed below. As a percentage of sales, cost of sales represented 68% for the year ended December 31, 2020 compared to 77% for the same period in 2019.
    We incurred $191.0 million and $506.3 million of transportation and related costs for the years ended December 31, 2020 and 2019, respectively. The decrease was mainly due to an overall decrease in demand in the Oil & Gas Proppants segment, more tons sold from local in-basin plants which have lower logistics costs, carrier rate reductions in our SandBox operations, as well as decreased rail car expense resulting from lease remeasurements in the amount of $24.0 million. See Note R - Leases for more information on the lease remeasurements. As a percentage of sales, transportation and related costs decreased to 23% for the year ended December 31, 2020 compared to 34% for the same period in 2019.
    We incurred $117.3 million and $198.6 million of operating labor costs for the years ended December 31, 2020 and 2019, respectively. The $81.3 million decrease in labor costs incurred was mainly due to idled facilities. As a percentage of sales, operating labor costs represented 14% for the year ended December 31, 2020 compared to 13% for the same period in 2019.

    We incurred $33.6 million and $54.8 million of electricity and drying fuel (principally natural gas) costs for the years ended December 31, 2020 and 2019, respectively. The $21.2 million decrease in electricity and drying fuel costs incurred was mainly due to idled sand facilities. As a percentage of sales, electricity and drying fuel costs represented 4% for each of the years ended December 31, 2020 and 2019.
    We incurred $46.3 million and $92.3 million of maintenance and repair costs for the years ended December 31, 2020 and 2019, respectively. The decrease in maintenance and repair costs incurred was mainly due to idled sand facilities, reduced costs at our SandBox operations due to lower volumes, and a decrease in plant capacity expansion expenses. As a percentage of sales, maintenance and repair costs represented 5% for the year ended December 31, 2020 compared to 6% for the same period in 2019.
    Segment Contribution Margin
    Oil & Gas Proppants contribution margin decreased by $106.6 million to $142.0 million for the year ended December 31, 2020 compared to $248.6 million for the year ended December 31, 2019, driven by a $595.6 million decrease in sales, partially offset by $489.1 million in lower cost of sales. The decrease in segment contribution margin was mainly driven by an overall decrease in demand and decreased sand pricing as a result of a shift to in-basin sand, partially offset by $48.0 million in shortfall revenue recognized.
    Industrial & Specialty Products contribution margin decreased by $19.0 million, or 11%, to $159.2 million for the year ended December 31, 2020 compared to $178.2 million for the year ended December 31, 2019, driven by a $33.0 million decrease in revenue, partially offset by $13.9 million in lower cost of sales. The decrease in segment contribution margin was due to less tons sold due to current economic conditions related to the COVID-19 pandemic.
Selling, General and Administrative Expenses
    Selling, general and administrative expenses decreased by $26.6 million, or 18%, to $124.2 million for the year ended December 31, 2020 compared to $150.8 million for the year ended December 31, 2019. The decrease was primarily due to cost reduction measures implemented including reducing all discretionary spending, reduced officer salaries and lowered headcount. In total, our selling, general and administrative expenses represented approximately 15% and 10% of our sales for the years ended December 31, 2020 and 2019, respectively.
    Depreciation, Depletion and Amortization
    Depreciation, depletion and amortization expense decreased by $23.8 million, or 13%, to $155.6 million for the year ended December 31, 2020 compared to $179.4 million for the year ended December 31, 2019. The decrease was mainly driven by decreased production, a decrease in total depreciable assets due to idled plants and subsequent asset impairments, and reduced capital spending. Depreciation, depletion and amortization expense represented approximately 18% and 12% of our sales for the years ended December 31, 2020 and 2019, respectively.
Goodwill and Other Asset Impairments
    During the year ended December 31, 2020, we recorded $110.7 million in asset impairments, which primarily related to our Oil & Gas Proppants segment due to an unprecedented drop in global demand combined with the breakdown of the OPEC+ agreement to restrict oil production that led to one of the largest annual crude builds in history, which also led to a sharp reduction in global crude oil prices. Additionally, containment measures and other economic, travel, and business disruptions caused by COVID-19 also affected refinery activity and future demand for crude oil, and consequently, the services and products of our Oil & Gas Proppants segment. During 2019, we recorded $363.8 million in asset impairments in our Oil & Gas Proppants segment due to a sharp decline in customer demand for Northern White frac sand and for regional non-in-basin frac sand as more tons were produced and sold in-basin. Additionally, the price of frac sand decreased significantly.
Operating (Loss) Income
    Operating loss decreased by $233.4 million to $119.6 million for the year ended December 31, 2020 compared to $353.0 million for the year ended December 31, 2019. The decrease was driven by a decrease in asset impairments as discussed above, an 18% decrease in selling, general and administrative expense, a 13% decrease in depreciation, depletion and amortization expense, and a 49% decrease in cost of sales, offset by a 43% decrease in total sales.

    Interest Expense
    Interest expense decreased by $15.6 million, or 16%, to $79.9 million for the year ended December 31, 2020 compared to $95.5 million for the year ended December 31, 2019, mainly due to a decrease in interest rates, partially offset by a decrease in interest costs capitalized for property, plant and mine development and interest expense on the outstanding balance of the Revolver.
    Other Income (Expense), net, including interest income
    Other income increased by $4.9 million to $24.4 million for the year ended December 31, 2020 compared to $19.5 million in other income for the year ended December 31, 2019. The year ended December 31, 2020 included a gain attributable to the bargain purchase of a business of $15.2 million and a gain on the valuation change of a royalty note payable of $8.3 million, partially offset by a decrease of $2.7 million of interest income. The year ended December 31, 2019 included a gain on the valuation change of a royalty note payable of $16.9 million.
    Provision for Income Taxes
    Our income tax benefit decreased by $39.0 million to $60.0 million for the year ended December 31, 2020 compared to a $99.2 million income tax benefit for the year ended December 31, 2019. The decrease was mainly due to the decreased loss before income tax during the year ended December 31, 2020. The effective tax rate was 34% and 23% for the years ended December 31, 2020 and 2019, respectively. See Note S - Income Taxes to our Consolidated Financial Statements in Part II, Item 8. of this Annual report on Form 10-K for more information.
    Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes. However, for the year ended 2020, we recorded a permanent tax benefit of $22.3 million related to tax legislation enacted during 2020, which represents the largest permanent item in computing our effective tax rate for 2020.
Net (loss) income
    Net losses attributable to U.S. Silica Holdings, Inc., were $114.1 million and $329.1 million for the years ended December 31, 2020 and 2019, respectively. The year over year changes were due to the factors noted above.

Liquidity and Capital Resources

This section of this Annual Report on Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which is incorporated by reference herein.
Overview
    Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to return cash to our stockholders, and to pay for acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through cash on hand, borrowings under our credit facilities, or equity issuances. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of December 31, 2020, our working capital was $291.4 million and we had $52.0 million of availability under the Revolver. Based on our consolidated leverage ratio of 6.07:1.00 as of December 31, 2020, we may draw up to $30.0 million without the consent of our lenders. With the consent of our lenders, we have access to the full availability of the Revolver. Additionally, as of December 31, 2020, other receivables included $37.4 million of refunds related to NOL carryback claims filed for various tax years in accordance with certain provisions of the Coronavirus Aid, Relief and Economic Security Act ("CARES" Act), which we expect to receive during 2021.
     In connection with the EPMH acquisition, on May 1, 2018, we entered into the Credit Agreement with BNP Paribas, as administrative agent, and the lenders named therein. The Credit Agreement increased our existing senior debt by creating a new $1.380 billion senior secured Credit Facility, consisting of a $1.280 billion Term Loan and a $100 million Revolver that may also be used for swingline loans or letters of credit, and we may elect to increase the Term Loan in accordance with the terms of the Credit Agreement. The amounts owed under the Credit Agreement use LIBOR as a benchmark for establishing the rate at which interest accrues. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments cannot be entirely predicted but could include an increase in the cost to us of this indebtedness.
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
    Management and our Board remain committed to evaluating additional ways of creating shareholder value. Any determination to pay dividends or other distributions in cash, stock, or property in the future or otherwise return capital to our stockholders, including decisions about existing or new share repurchase programs, will be at the discretion of our Board and will be dependent on then-existing conditions, including industry and market conditions, our financial condition, results of operations, liquidity and capital requirements, contractual restrictions including restrictive covenants contained in debt agreements, and other factors. Additionally, because we are a holding company, our ability to pay dividends on our common stock may be limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us, including restrictions under the terms of the agreements governing our indebtedness. During May 2020, our Board of Directors determined that it was not in the best interest of our shareholders to issue a dividend for the second quarter of 2020 and they subsequently decided not to issue a dividend for the third or fourth quarters of 2020. The Board of Directors will make determinations regarding future dividends on a quarterly basis using the criteria described above.

Cash Flow Analysis
    A summary of operating, investing and financing activities (in thousands) is shown in the following table:

	Year ended December 31,
	2020	2019	2018
Net cash (used in) provided by:
Operating activities	$(10,534)	$144,046	$310,706
Investing activities	(27,564)	(120,393)	(1,066,879)
Financing activities	3,278	(40,411)	574,104
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
    Net cash used in operating activities was $10.5 million for the year ended December 31, 2020. This was mainly due to a $115.1 million net loss adjusted for non-cash items, including $155.6 million in depreciation, depletion and amortization, $110.7 million in goodwill and other asset impairments, $61.8 million in deferred income taxes, $14.9 million in equity-based compensation, $23.6 million in deferred revenue, $8.3 million in gain on valuation of royalty note payable, $24.0 million related to a gain on remeasurement of leases, $2.6 million related to the gain on sales of property, plant and equipment, and $30.8 million in other miscellaneous non-cash items. Also contributing to the change was a $48.4 million decrease in accounts receivable, a $15.2 million decrease in inventories, a $6.2 million increase in prepaid expenses and other current assets, a $0.2 million decrease in income taxes, an $86.7 million decrease in accounts payable and accrued liabilities, and $57.8 million in other operating assets and liabilities.
    Net Cash Used in / Provided by Investing Activities
    Investing activities consist primarily of cash consideration paid to acquire businesses and capital expenditures for growth and maintenance.
    Net cash used in investing activities was $27.6 million for the year ended December 31, 2020. This was mainly due to capital expenditures of $34.5 million and capitalized intellectual property costs of $0.5 million, partially offset by proceeds from the sale of property, plant and equipment of $7.4 million. Capital expenditures for the year ended December 31, 2020 were primarily related to growth projects in our Industrial & Specialty Products segment, as well as spending on equipment to expand our SandBox operations and other maintenance and cost improvement capital projects.
    Subject to our continuing evaluation of market conditions, we anticipate that our capital expenditures in 2021 will be in the range of approximately $30 million to $40 million, which is primarily associated with maintenance, cost improvement capital projects and near-term payback growth projects. We expect to fund our capital expenditures through cash on our balance sheet, cash generated from our operations and cash generated from financing activities.
    Net Cash Provided by / Used in Financing Activities
    Financing activities consist primarily of equity issuances, dividend payments, share repurchases, borrowings and repayments related to the Revolver and Term Loan, as well as fees and expenses paid in connection with our credit facilities.
    Net cash provided by financing activities was $3.3 million for the year ended December 31, 2020. This was mainly due to a $25 million draw from our Revolver, offset by $16.0 million of long-term debt payments, $6.2 million of dividends paid, $0.7 million of tax payments related to shares withheld for vested restricted stock and stock units, and a $1.2 million capital contribution from a non-controlling interest.
Share Repurchase Program
We did not make any repurchases of our common stock under our stock repurchase program in 2020. See Purchase of Equity Securities by the Issuer in Part II, Item 5. and Note D - Capital Structure and Accumulated Comprehensive Income (Loss) to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for information related to our share repurchase program.

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

Contractual Obligations
As of December 31, 2020, the total of our future contractual cash commitments, including the repayment of our debt obligations under the Term Loan, is summarized as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(amounts in thousands)
Principal payments on long-term debt(1)	$1,234,800	$12,800	$25,600	$1,196,400	$—
Payments on the Revolver	25,000	25,000	—	—	—
Estimated interest payments on long-term debt(4)	271,541	63,414	122,759	85,368	—
Retirement plans	101,382	10,661	20,997	20,969	48,755
Finance lease obligations (5)	386	71	315	—	—
Operating lease obligations(5)	119,686	23,217	32,466	25,798	38,205
Minimum purchase obligations(2)	51,746	14,812	20,656	9,674	6,604
Total Contractual Cash Obligations(3):	$1,804,541	$149,975	$222,793	$1,338,209	$93,564

(1)Excludes the unamortized debt issuance costs and original issue discount.
(2)Includes estimated future minimum purchase obligations related to transload service agreements and transportation service agreements. As of December 31, 2020, we accrued $1.3 million in shortfall fees under these service agreements.
(3)The above table excludes discounted asset retirement obligations in the amount of $24.7 million at December 31, 2020, the majority of which have a settlement date beyond 2025, as well as indemnification for surety bonds issued on our behalf discussed in Note P - Commitments and Contingencies to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
(4)Estimated interest payment amounts are computed using forecasted three-month LIBOR rates as of December 31, 2020. Estimated interest payments include both the Term Loan and Revolver.
(5)Includes interest and other operating costs. See Note R - Leases for additional information on interest costs.
Environmental Matters
    We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but we cannot estimate or predict the full amount of such future expenditures. As of December 31, 2020, we had $24.7 million accrued for future reclamation costs, as compared to $25.8 million as of December 31, 2019.
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
Deferred Revenues
For a limited number of customers, we enter into supply agreements which give customers the right to make advanced payments toward the purchase of certain products at specified volumes over an average initial period of one to fifteen years. These payments represent consideration that is unconditional and for which we have yet to transfer the related product. These payments are recorded as contract liabilities referred to as “deferred revenues” upon receipt and recognized as revenue upon delivery of the related product.

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
Impairment or Disposal of Property, Plant and Mine Development
We periodically evaluate whether current events or circumstances indicate that the carrying value of our property, plant and equipment assets may not be recoverable. If circumstances indicate that the carrying value may not be recoverable, we estimate future undiscounted net cash flows using estimates of proven and probable sand reserves, estimated future sales prices (considering historical and current prices, price trends and related factors) and operating costs and anticipated capital expenditures. If the undiscounted cash flows are less than the carrying value of the assets we recognize an impairment loss equal to the amount by which the carrying value exceeds the fair value of the assets.
The recoverability of the carrying value of our mineral properties is dependent upon the successful development, start-up and commercial production of our mineral deposit and the related processing facilities. Our evaluation of mineral properties for potential impairment primarily includes assessing the existence or availability of required permits and evaluating changes in our mineral reserves, or the underlying estimates and assumptions, including estimated production costs. Assessing the economic feasibility requires certain estimates including the prices of products to be produced and processing recovery rates, as well as operating and capital costs.
Gains on the sale of property, plant and mine development are included in income when the assets are disposed of provided there is more than reasonable certainty of the collectability of the sales price and any future activities required to be performed by us relating to the disposal of the assets are complete or insignificant. Upon retirement or disposal of assets all costs and related accumulated depreciation or amortization are written-off.
Goodwill and Other Intangible Assets and Related Impairment
Our intangible assets consist of goodwill, which is not being amortized, indefinite-lived intangibles, which consist of certain trade names that are not subject to amortization, intellectual property and customer relationships.
Intellectual property mainly consists of patents and technology, and it is amortized on a straight-line basis over an average useful life of 15 years. Customer relationships are amortized on a straight-line basis over their useful life of 13 - 20 years.
Goodwill represents the excess of the purchase price of business combinations over the fair value of net assets acquired. Goodwill and trade names are reviewed for impairment annually as of October 31, or more frequently when indicators of impairment exist. An impairment exists if the fair value of a reporting unit to which goodwill has been allocated, or the fair value of indefinite-lived intangible assets, is less than their respective carrying values. Prior to conducting a formal impairment test we have an option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If the qualitative assessment determines that an impairment is more likely than not, or if we choose to bypass the qualitative assessment, we perform a quantitative assessment by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.
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
Generally, the largest permanent item in computing both our effective tax rate and taxable income is the deduction allowed for statutory depletion. The deduction for statutory depletion does not necessarily change proportionately to changes in income before income taxes. However, for the year ended 2020, we recorded a permanent tax benefit related to tax legislation enacted during 2020, which represents the largest permanent item in computing our effective tax rate for 2020.
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
Interest Rate Risk
    We are exposed to interest rate risk arising from adverse changes in interest rates. As of December 31, 2020, we had $1.260 billion of debt outstanding under the Credit Agreement. Assuming LIBOR is greater than the 1.0% minimum base rate on the Term Loan, a hypothetical increase in interest rates by 1.0% would have changed our interest expense by $12.6 million per year.
    LIBOR is expected to be discontinued after 2021 and there can be no assurance as to what alternative base rate may replace LIBOR in the event it is discontinued, or whether such base rate will be more or less favorable to us. We intend to monitor the developments with respect to LIBOR and work with our lenders, to ensure any transition away from LIBOR will have a minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.
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

The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:
U.S. SILICA HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
U.S. Silica Holdings, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of U.S. Silica Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2021 expressed an unqualified opinion.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.
Goodwill impairment of the SandBox reporting unit within the Oil & Gas Proppants segment
As described further in Notes B, I and Y to the Company's consolidated financial statements, the Company is required to evaluate goodwill for impairment annually or more frequently if indicators of impairment exist. The Company performs its annual goodwill impairment test as of October 31. The Company determined that indicators of impairment existed as of March 31, 2020 for the SandBox reporting unit included within the Oil & Gas Proppants segment. As such, the Company estimated the fair value of this reporting unit to determine if the fair value was less than the carrying amount. As a result of this assessment, the Company recognized a goodwill impairment charge of $86.1 million at March 31, 2020, representing the entirety of the SandBox reporting unit goodwill. We identified the estimation of the fair value of the SandBox reporting unit included in the Oil & Gas Proppants segment as a critical audit matter.
The principal considerations for our determination of goodwill impairment as a critical audit matter include the significant judgments and assumptions management made to estimate the fair value of the reporting unit which resulted in the impairment of goodwill in its entirety. Auditing the fair value of this reporting unit involved a high degree of auditor judgment, subjectivity and audit effort in evaluating management's significant assumptions relating to future revenues and cash flows, including revenue growth rates, future market conditions, and the discount rate utilized. In addition, the audit effort involved the use of valuation specialists to assist in performing these procedures and evaluating the audit evidence obtained.

Our audit procedures related to the estimation of the fair value of this reporting unit which caused the entirety of the goodwill to be impaired included the following, among other procedures:
•We tested the design and operating effectiveness of controls over goodwill impairment including those over the determination of fair value, management's development of forecasts of future cash flows and discount rate;
•We evaluated the reasonableness of management's forecasted revenues and cash flows by comparing forecasted amounts to historical results of the Company, considering historical and current prices, price trends and related factors;
•We evaluated the reasonableness of management's forecasts of cash flows by comparing the expected results against industry trend reports;
•We utilized our valuation specialists to evaluate, among other things:
◦The discount rate, including the testing of underlying source information and the mathematical accuracy of the calculations, and developing an independent estimate and comparing those to the discount rates selected by management.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2004.
Houston, Texas
February 26, 2021

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$150,920	$185,740
Accounts receivable, net	206,934	182,238
Inventories, net	104,684	124,432
Prepaid expenses and other current assets	23,147	16,155
Income tax deposits	628	475
Total current assets	486,313	509,040
Property, plant and mine development, net	1,368,092	1,517,587
Operating lease right-of-use assets	37,469	53,098
Goodwill	185,649	273,524
Intangible assets, net	159,582	183,815
Other assets	9,842	16,170
Total assets	$2,246,947	$2,553,234
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$121,920	$248,237
Current portion of operating lease liabilities	17,388	53,587
Current portion of long-term debt	42,042	18,463
Current portion of deferred revenue	13,545	15,111
Total current liabilities	194,895	335,398
Long-term debt, net	1,197,660	1,213,985
Deferred revenue	20,147	35,523
Liability for pension and other post-retirement benefits	48,169	58,453
Deferred income taxes, net	49,386	38,585
Operating lease liabilities	76,361	117,964
Other long-term obligations	33,538	36,746
Total liabilities	1,620,156	1,836,654
Commitments and Contingencies (Note P)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; zero issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 83,143,176 issued and 73,986,566 outstanding at December 31, 2020; 82,601,926 issued and 73,601,950 outstanding at December 31, 2019	827	823
Additional paid-in capital	1,200,023	1,185,116
Retained deficit	(395,496)	(279,956)
Treasury stock, at cost, 9,156,610 and 8,999,976 shares at December 31, 2020 and 2019, respectively	(181,615)	(180,912)
Accumulated other comprehensive loss	(8,479)	(19,854)
Total U.S. Silica Holdings, Inc. stockholders’ equity	615,260	705,217
Non-controlling interest	11,531	11,363
Total stockholders' equity	626,791	716,580
Total liabilities and stockholders’ equity	$2,246,947	$2,553,234
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Sales:
Product	$732,187	$1,168,472	$1,282,799
Service	113,698	306,005	294,499
Total sales	845,885	1,474,477	1,577,298
Cost of sales (excluding depreciation, depletion and amortization):
Product	486,982	900,091	955,469
Service	88,088	233,202	207,660
Total cost of sales (excluding depreciation, depletion and amortization)	575,070	1,133,293	1,163,129
Operating expenses:
Selling, general and administrative	124,171	150,848	146,971
Depreciation, depletion and amortization	155,568	179,444	148,832
Goodwill and other asset impairments	110,688	363,847	281,899
Total operating expenses	390,427	694,139	577,702
Operating loss	(119,612)	(352,955)	(163,533)
Other (expense) income:
Interest expense	(79,885)	(95,472)	(70,564)
Other income (expense), net, including interest income	24,350	19,519	4,144
Total other expense	(55,535)	(75,953)	(66,420)
Loss before income taxes	(175,147)	(428,908)	(229,953)
Income tax benefit	60,025	99,151	29,132
Net loss	$(115,122)	$(329,757)	$(200,821)
Less: Net loss attributable to non-controlling interest	(1,028)	(675)	(13)
Net loss attributable to U.S. Silica Holdings, Inc.	$(114,094)	$(329,082)	$(200,808)
Loss per share attributable to U.S. Silica Holdings, Inc.:
Basic	$(1.55)	$(4.49)	$(2.63)
Diluted	$(1.55)	$(4.49)	$(2.63)
Weighted average shares outstanding:
Basic	73,634	73,253	76,453
Diluted	73,634	73,253	76,453
Dividends declared per share	$0.02	$0.25	$0.25
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(115,122)	$(329,757)	$(200,821)
Other comprehensive (loss) income:
Unrealized gain (loss) on derivatives (net of tax of $973, $(456), and $(470) for 2020, 2019, and 2018, respectively)	3,053	(1,432)	(1,545)
Foreign currency translation adjustment (net of tax of $444, $(60), and $(196) for 2020, 2019 and 2018, respectively)	1,391	(188)	(614)
Pension and other post-retirement benefits liability adjustments (net of tax of $2,207, $(1,024), and $339 for 2020, 2019 and 2018, respectively)	6,931	(3,214)	1,065
Comprehensive loss	$(103,747)	$(334,591)	$(201,915)
Less: Comprehensive loss attributable to non-controlling interest	(1,028)	(675)	(13)
Comprehensive loss attributable to U.S. Silica Holdings, Inc.	$(102,719)	$(333,916)	$(201,902)
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total U.S. Silica Holdings Inc., Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2018	$812	$(25,456)	$1,147,084	$287,992	$(13,926)	$1,396,506	$—	$1,396,506
Net loss	—	—	—	(200,808)	—	(200,808)	(13)	(200,821)
Unrealized loss on derivatives	—	—	—	—	(1,545)	(1,545)	—	(1,545)
Foreign currency translation adjustment	—	—	—	—	(614)	(614)	—	(614)
Pension and post-retirement liability	—	—	—	—	1,065	1,065	—	1,065
Cash dividend declared ($0.25 per share)	—	—	—	(19,330)	—	(19,330)	—	(19,330)
Contributions from non-controlling interest	—	—	—	—	—	—	7,497	7,497
Common stock-based compensation plans activity:
Equity-based compensation	—	—	22,337	—	—	22,337	—	22,337
Proceeds from options exercised	—	93	(32)	—	—	61	—	61
Shares withheld for tax payments related to vested restricted stock and stock units	6	(4,383)	(6)	—	—	(4,383)	—	(4,383)
Repurchase of common stock	—	(148,469)	—	—	—	(148,469)	—	(148,469)
Balance at December 31, 2018	818	(178,215)	1,169,383	67,854	(15,020)	1,044,820	7,484	1,052,304
Net loss	—	—	—	(329,082)	—	(329,082)	(675)	(329,757)
Unrealized loss on derivatives	—	—	—	—	(1,432)	(1,432)	—	(1,432)
Foreign currency translation adjustment	—	—	—	—	(188)	(188)	—	(188)
Pension and post-retirement liability	—	—	—	—	(3,214)	(3,214)	—	(3,214)
Cash dividend declared ($0.25 per share)	—	—	—	(18,728)	—	(18,728)	—	(18,728)
Contributions from non-controlling interest	—	—	—	—	—	—	4,554	4,554
Common stock-based compensation plans activity:
Equity-based compensation	—	—	15,906	—	—	15,906	—	15,906
Proceeds from options exercised	—	296	(168)	—	—	128	—	128
Shares withheld for tax payments related to vested restricted stock and stock units	5	(2,993)	(5)	—	—	(2,993)	—	(2,993)
Balance at December 31, 2019	823	(180,912)	1,185,116	(279,956)	(19,854)	705,217	11,363	716,580
Net loss	—	—	—	(114,094)	—	(114,094)	(1,028)	(115,122)

Unrealized gain on derivatives	—	—	—	—	3,053	3,053	—	3,053
Foreign currency translation adjustment	—	—	—	—	1,391	1,391	—	1,391
Pension and post-retirement liability	—	—	—	—	6,931	6,931	—	6,931
Cash dividend declared $0.02 per share)	—	—	—	(1,446)	—	(1,446)	—	(1,446)
Contributions from non-controlling interest	—	—	—	—	—	—	1,196	1,196
Common stock-based compensation plans activity:
Equity-based compensation	—	—	14,911	—	—	14,911	—	14,911
Shares withheld for tax payments related to vested restricted stock and stock units	4	(703)	(4)	—	—	(703)	—	(703)
Balance at December 31, 2020	$827	$(181,615)	$1,200,023	$(395,496)	$(8,479)	$615,260	$11,531	$626,791
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities:
Net loss	$(115,122)	$(329,757)	$(200,821)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	155,568	179,444	148,832
Goodwill and other asset impairments	110,688	363,847	281,899
Debt issuance amortization	5,131	5,597	4,044
Original issue discount amortization	1,036	1,053	832
Gain on valuation change of royalty note payable	(8,263)	(16,854)	—
Inventory step-up adjustments	—	22,373	20,107
Deferred income taxes	(61,805)	(101,682)	(31,070)
Deferred revenue	(23,569)	(74,910)	(36,720)
(Gain) loss on disposal of property, plant and equipment	(2,597)	1,573	(5,170)
Equity-based compensation	14,911	15,906	22,337
Provision for credit losses, net of recoveries	1,510	3,466	315
Gain on remeasurement of leases	(24,056)	—	—
Other	23,146	(12,042)	(13,536)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	48,441	33,837	56,815
Inventories	15,245	11,182	(7,022)
Prepaid expenses and other current assets	(6,151)	8,547	(2,678)
Income taxes	(153)	1,725	(3,764)
Accounts payable and accrued expenses	(86,734)	21,024	26,907
Short-term and long-term obligations-vendor incentives	—	4,021	52,806
Liability for pension and other post-retirement benefits	(11,941)	2,734	4,608
Other noncurrent assets and liabilities	(45,819)	2,962	(8,015)
Net cash (used in) provided by operating activities	(10,534)	144,046	310,706
Investing activities:
Capital expenditures	(34,461)	(118,357)	(339,815)
Capitalized intellectual property costs	(456)	(3,932)	(10,046)
Acquisition of businesses, net of cash acquired	—	—	(743,249)
Proceeds from sale of property, plant and equipment	7,353	1,896	26,231
Net cash used in investing activities	(27,564)	(120,393)	(1,066,879)
Financing activities:
Dividends paid	(6,185)	(18,592)	(19,912)
Repurchase of common stock	—	—	(148,469)
Proceeds from options exercised	—	128	61
Tax payments related to shares withheld for vested restricted stock and stock units	(703)	(2,993)	(4,383)
Proceeds from long-term debt	—	—	1,280,000
Proceeds from draw down on the Revolver	25,000	—	—
Payments on long-term debt	(15,985)	(23,449)	(501,425)
Financing fees paid	—	—	(38,701)
Contributions from non-controlling interest	1,196	4,554	7,497
Principal payments on finance lease obligations	(45)	(59)	(564)
Net cash provided by (used in) financing activities	3,278	(40,411)	574,104
Net decrease in cash and cash equivalents	(34,820)	(16,758)	(182,069)
Cash and cash equivalents, beginning of period	185,740	202,498	384,567
Cash and cash equivalents, end of period	$150,920	$185,740	$202,498

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$73,695	$87,286	$66,769
Taxes, net of refunds	$(39,908)	$(14,741)	$5,373
Related party purchases	$—	$—	$2,958
Non-cash Items:
Net assets assumed in business acquisition	$8,241	$—	$—
Accrued capital expenditures	$26,136	$27,646	$36,008
Capital lease assumed by third-party	$—	$—	$119
Asset retirement obligation assumed by third-party	$—	$—	$2,116
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—ORGANIZATION
U.S. Silica Holdings, Inc. (“Holdings,” and together with its subsidiaries “we,” “us” or the “Company”) is a performance materials company and one of the largest producers of commercial silica used in the oil and gas industry and in a wide range of industrial applications. In addition, through our subsidiary EP Minerals, LLC ("EPM") we are an industry leader in the production of industrial minerals, including diatomaceous earth, clay (calcium bentonite and calcium montmorillonite) and perlite. During our 121-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver products to customers across our end markets. Our operations are organized into two reportable segments based on end markets served: (1) Oil & Gas Proppants and (2) Industrial & Specialty Products. See Note V - Segment Reporting for more information on our reportable segments.
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
During the third quarter of 2018 we finalized a shareholders' agreement with unrelated parties to form a limited liability company with the purpose of constructing and operating a water pipeline to transport and sell water. In connection with the shareholders’ agreement, we acquired a 50% equity ownership for $3.2 million, with a maximum initial capital contribution of $7.0 million, and a water rights intangible asset for $0.7 million. Based on our evaluation, we determined that this limited liability company is a VIE of which we are the primary beneficiary and therefore we are required to consolidate it. As of December 31, 2020, the VIE had total assets of $17.3 million and total liabilities of $0.1 million. We made capital contributions in the amounts of $0.2 million and $0.4 million during the years ended December 31, 2020 and December 31, 2019, respectively.

Reclassifications

Certain reclassifications of prior period presentations have been made to conform to the current period presentation.

Use of Estimates and Assumptions
The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The areas requiring the use of management estimates and assumptions relate to the purchase price allocation for businesses acquired; mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production amortization calculations; environmental, reclamation and closure obligations; estimates of recoverable minerals; estimates of provision for credit losses; estimates of fair value for certain reporting units and asset impairments (including impairments of goodwill, intangible assets and other long-lived assets); write-downs of inventory to net realizable value; equity-based compensation expense; post-employment, post-retirement and other employee benefit liabilities; valuation allowances for deferred tax assets; contingent considerations; reserves for contingencies and litigation and the fair value and accounting treatment of financial instruments, including derivative instruments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.
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
Accounts Receivable
The majority of our accounts receivable are due from companies in the oil and natural gas drilling, building and construction products, filler and extenders, filtration, glass, absorbents, sports and recreation, foundry and other major industries. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are stated at amounts due from customers net of provision for credit losses. Accounts outstanding longer than the payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation to us and the condition of the general economy and the industry as a whole. Ongoing credit evaluations are performed. We write-off accounts receivable when they are deemed uncollectible, and payments subsequently received on such receivables are credited to the provision for credit losses. See Note F - Accounts Receivable and Note T - Revenue.
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

Mining property and development
Mining property and development includes mineral deposits and mine exploration and development. Mineral deposits are initially recognized at cost, which approximates the estimated fair value on the date of purchase. Mine exploration and development costs include engineering and mineral studies, drilling and other related costs to delineate an ore body, and the removal of overburden to initially expose an ore body for production. Costs incurred before mineralization are classified as proven and probable reserves are expensed and classified as exploration or advanced projects, research and development expense. Capitalization of mine development project costs, which meet the definition of an asset, begins once mineralization is classified as proven and probable reserves.
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
See Note H - Property, Plant and Mine Development.
Mine reclamation costs and asset retirement obligations
We recognize the fair value of any liability for conditional asset retirement obligations, if sufficient information exists to reasonably estimate the fair value of the liability. These obligations include environmental remediation liabilities when incurred, which is generally upon acquisition, construction or development and/or through the normal operation of the asset. These obligations also generally include the estimated net future costs of dismantling, restoring and reclaiming operating mines and related mine sites in accordance with federal, state, local regulatory and land lease agreement requirements. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs. The reclamation obligation is based on when spending for an existing environmental disturbance will occur. If the asset retirement obligation is settled for other than the carrying amount of the liability, a gain or loss is recognized on settlement. We review, on an annual basis, unless otherwise deemed necessary, the reclamation obligation at each mine site in accordance with ASC guidance for accounting for reclamation obligations.
See Note L - Asset Retirement Obligations.
Impairment or Disposal of Property, Plant and Mine Development
We periodically evaluate whether current events or circumstances indicate that the carrying value of our property, plant and equipment assets may not be recoverable. If circumstances indicate that the carrying value may not be recoverable, we estimate future undiscounted net cash flows using estimates of proven and probable sand reserves, estimated future sales prices (considering historical and current prices, price trends and related factors) and operating costs and anticipated capital expenditures. If the undiscounted cash flows are less than the carrying value of the assets we recognize an impairment loss equal to the amount by which the carrying value exceeds the fair value of the assets.
The recoverability of the carrying value of our mineral properties is dependent upon the successful development, start-up and commercial production of our mineral deposit and the related processing facilities. Our evaluation of mineral properties for potential impairment primarily includes assessing the existence or availability of required permits and evaluating changes in our mineral reserves, or the underlying estimates and assumptions, including estimated production costs. Assessing the economic feasibility requires certain estimates including the prices of products to be produced and processing recovery rates, as well as operating and capital costs.
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
Goodwill and Other Intangible Assets and Related Impairment

Our intangible assets consist of goodwill, which is not being amortized, indefinite-lived intangibles, which consist of certain trade names that are not subject to amortization, intellectual property and customer relationships. Intellectual property mainly consists of patents and technology, and it is amortized on a straight-line basis over an average useful life of 15 years. Customer relationships are amortized on a straight-line basis over their useful life of 13 - 20 years. Intangible assets that are amortized are reviewed for impairment annually, or more frequently when indicators of impairment exist.
Goodwill represents the excess of the purchase price of business combinations over the fair value of net assets acquired. Goodwill and trade names are reviewed for impairment annually as of October 31, or more frequently when indicators of impairment exist. An impairment exists if the fair value of a reporting unit to which goodwill has been allocated, or the fair value of indefinite-lived intangible assets, is less than their respective carrying values. Prior to conducting a formal impairment test we have an option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If the qualitative assessment determines that an impairment is more likely than not, or if we choose to bypass the qualitative assessment, we perform a quantitative assessment by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.
See Note I - Goodwill and Intangible Assets.

Leases

We lease railroad cars, office space, mining property, mining/processing equipment and transportation and other equipment. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities, and operating lease liabilities in our consolidated balance sheets. Finance leases are included in property, plant and mine development, current portion of long-term debt, and long-term debt in our consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The ROU assets also include any lease payments made at or before the commencement date of the lease and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, the latter of which are generally accounted for separately. See Note R - Leases.
We periodically evaluate whether current events or circumstances indicate that the carrying value of our ROU assets exceeds fair value. If circumstances indicate an impairment exists, we estimate fair value primarily utilizing internally developed cash flow models and quoted market prices, discounted at an appropriate weighted average cost of capital. If the undiscounted cash flows are less than the carrying value of the assets, we recognize an impairment loss equal to the amount by which the carrying value exceeds the fair value of the assets.
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
See Note T - Revenue.
Deferred Revenues
For a limited number of customers, we enter into supply agreements which give customers the right to make advanced payments toward the purchase of certain products at specified volumes over an average initial period of one to fifteen years. These payments represent consideration that is unconditional and for which we have yet to transfer the related product. These payments are recorded as contract liabilities referred to as “deferred revenues” upon receipt and recognized as revenue upon delivery of the related product.

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

Debt Issuance Costs
The Company defers costs directly associated with acquiring third-party financing, primarily loan origination costs and related professional expenses. Debt issuance costs are deferred and amortized using the effective interest rate method over the term of our senior secured Term Loan facility and the straight-line method for our Revolver facility. Debt issuance costs related to long-term debt are reflected as a direct deduction from the carrying amount of the debt. Amortization included in interest expense was $5.1 million for the year ended December 31, 2020, and $5.6 million and $4.0 million for the years ended December 31, 2019 and 2018. See Note K - Debt.
Employee Benefit Plans
We provide a range of benefits to our employees and retired employees, including pensions and post-retirement healthcare and life insurance benefits. We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions, including discount rates, assumed rates of returns, compensation increases, turnover rates, mortality tables, and healthcare cost trend rates. We review the actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As required by U.S. generally accepted accounting principles, the effect of the modifications is generally recorded or amortized over future periods. We believe that the assumptions utilized in recording our obligations under the plans are reasonable based on advice from our actuaries and information as to assumptions used by other employers. See Note Q - Pension and Post-Retirement Benefits.
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
Self-Insurance
We are self-insured for various levels of employee health insurance coverage, workers’ compensation and third-party product liability claims alleging occupational disease. We purchase insurance coverage for claim amounts which exceed our self-insured retentions. Depending on the type of insurance, these self-insured retentions range from $0.1 million to $0.5 million per occurrence. Our insurance reserves are accrued based on estimates of the ultimate cost of claims expected to occur during the covered period. These estimates are prepared with the assistance of outside actuaries and consultants. Our actuaries periodically review the volume and amount of claims activity, and based upon their findings, we adjust our insurance reserves accordingly. The ultimate cost of claims for a covered period may differ from our original estimates. The current portion of our self-insurance reserves is included in accrued liabilities and the non-current portion is included in other long-term obligations in our Balance Sheets. As of December 31, 2020 and 2019, our self-insurance reserves totaled $4.8 million and $6.6 million, respectively, of which $1.8 million and $4.1 million, respectively, were classified as current.
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
Advertising Costs
We recognize advertising expense when incurred as selling, general and administrative expense. Advertising costs have not been a significant component of expense for the years ended December 31, 2020, 2019, or 2018.
Equity-based Compensation
We grant stock options, restricted stock, restricted stock units and performance share units to certain of our employees and directors under the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan. We recognize the cost of employee services rendered in exchange for awards of equity instruments.

Vesting of restricted stock and restricted stock units is based on the individual continuing to render service over a pre-defined vesting schedule, generally three years. Cash dividend equivalents are accrued and paid to the holders of time-based restricted stock units and restricted stock. The fair value of the restricted stock awards is equal to the market price of our stock at date of grant. The restricted award-related compensation expense is recognized on a straight-line basis over the vesting period.
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
We grant stock options to certain employees and directors. Stock options vest on a vesting schedule and the related compensation expense is recognized over the vesting period, usually over three or four years. In calculating the compensation expense for stock options granted, we estimate the fair value of each grant using the Black-Scholes option-pricing model.
The fair value of stock options granted is based on the exercise price of the option and certain assumptions, which are evaluated and revised, as necessary, to reflect market conditions and experience. We account for forfeitures as they occur. Our expected term is the period of time over which the options are expected to remain outstanding. An increase in the expected term will increase compensation expense. The computation of the expected term is based on the simplified method, under which the expected term is presumed to be the mid-point between the average vesting date and the end of the contractual term. The assumptions for expected volatility are based on historical experience for the same periods as our expected lives. Risk-free interest rates are set using grant-date U.S. Treasury yield curves for the same periods as our expected lives. The expected dividend yield is based on our future dividend expectations for the same periods as our expected lives. See Note O - Equity-based Compensation.
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
Generally, the largest permanent item in computing both our effective tax rate and taxable income is the deduction allowed for statutory depletion. The deduction for statutory depletion does not necessarily change proportionately to changes in income before income taxes. However, for the year ended 2020, we recorded a permanent tax benefit related to tax legislation enacted during 2020, which represents the largest permanent item in computing our effective tax rate for 2020. See Note S - Income Taxes.
Financial Instruments
We currently use interest rate hedge agreements to manage interest costs and the risk associated with changing interest rates. Amounts to be paid or received under these hedge agreements are accrued as interest rates change and are recognized over the life of the hedge agreements as an adjustment to interest expense. Our policy is to not hold or issue derivative financial instruments for trading or speculative purposes. When entered into, these financial instruments are designated as hedges of underlying exposures, associated with our long-term debt and are monitored to determine if they remain effective hedges. Gains and losses on derivatives designated as cash flow hedges are recorded in other comprehensive income (loss), net of tax, and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of all hedges, if any, is recognized currently in income. See Note N - Derivative Instruments.
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
New Accounting Pronouncements Recently Adopted
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new guidance requires a customer in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. This update was effective for calendar-year public business entities in 2020. We adopted the new standard on January 1, 2020. The adoption of this ASU had no significant impact on our Consolidated Statements of Operations.
In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. The amendments in this ASU clarified issues related to Topic 326. In Issue 1, the amendment in this ASU mitigates transition complexity by requiring that for nonpublic business entities the amendments in ASU 2016-13 are effective for fiscal years after December 15, 2021, including interim periods within those fiscal years. In Issue 2, the amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. The ASU was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We adopted the new standard on January 1, 2020. The adoption of the new standard did not have a significant impact on our Consolidated Financial Statements as our current process for estimating expected credit losses for trade receivables aligned with the expected credit loss model. See Note F - Accounts Receivable.

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20). The new guidance removes certain disclosure requirements for employers which sponsor defined benefit pension or other post-retirement plans, but also adds disclosure requirements for the weighted average interest crediting rates for cash balance plans and other plans with promised crediting rates and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The amendments also clarify disclosure requirements for the projected benefit obligation (PBO) and accumulated benefit obligation (ABO) and fair value of plan assets for plans with PBOs and ABOs in excess of plan assets. Entities should apply the amendments on a retrospective basis for all periods presented. The amendments in this update are effective for public entities for fiscal years ending after December 15, 2020. We have modified our disclosures in the current year to reflect this guidance. There was no impact to our Consolidated Statements of Operations due to the adoption of this guidance.
New Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this Update simplify the accounting for income taxes by removing several exceptions and also simplify the accounting for income taxes by requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements (however, an entity may elect to do so on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority, requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date, and making minor codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. At this time, we do not believe adopting this guidance will have a material impact to our Consolidated Financial Statements.

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
The following table shows the computation of basic and diluted earnings per share for the years ended December 31, 2020, 2019 and 2018:

In thousands, except per share amounts	Year ended December 31,
	2020	2019	2018
Numerator:
Net loss attributable to U.S. Silica Holdings, Inc.	$(114,094)	$(329,082)	$(200,808)

Denominator:
Weighted average shares outstanding	73,634	73,253	76,453
Diluted effect of stock awards	—	—	—
Weighted average shares outstanding assuming dilution	73,634	73,253	76,453

Loss per share attributable to U.S. Silica Holdings, Inc.:
Basic loss per share	$(1.55)	$(4.49)	$(2.63)
Diluted loss per share	$(1.55)	$(4.49)	$(2.63)
Potentially dilutive shares were excluded from the calculation of diluted weighted average shares outstanding and diluted earnings per share because we were in a loss position. Certain stock options, restricted stock awards and performance share units were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Such potentially dilutive shares and stock awards (in thousands) excluded from the calculation of diluted earnings (loss) per common share were as follows:

	Year ended December 31,
	2020	2019	2018
Potentially dilutive shares excluded	238	68	443
Stock options excluded	826	711	574
Restricted stock and performance share units awards excluded	3,435	1,298	155

NOTE D—CAPITAL STRUCTURE AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Common Stock
Our Amended and Restated Certificate of Incorporation authorizes up to 500,000,000 shares of common stock, par value of $0.01. Subject to the rights of holders of any series of preferred stock, all of the voting power of the stockholders of Holdings shall be vested in the holders of the common stock. There were 83,143,176 shares issued and 73,986,566 shares outstanding at December 31, 2020. There were 82,601,926 shares issued and 73,601,950 shares outstanding at December 31, 2019.
During the year ended December 31, 2020, our Board of Directors declared quarterly cash dividends as follows:

Dividends per Common Share	Declaration Date	Record Date	Payable Date
$0.02	February 10, 2020	March 13, 2020	April 3, 2020
All dividends were paid as scheduled.
Any determination to pay dividends and other distributions in cash, stock, or property by Holdings in the future will be at the discretion of our Board of Directors and will be dependent on then-existing conditions, including our business and financial condition, results of operations, liquidity, capital requirements, contractual restrictions including restrictive covenants contained in our debt agreements, and other factors. Additionally, because we are a holding company, our ability to pay dividends on our common stock may be limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us, including restrictions under the terms of the agreements governing our indebtedness. During May of 2020, our Board of Directors determined that it was not in the best interest of our shareholders to issue a dividend for the second quarter of 2020 and they subsequently decided not to issue a dividend for the third or fourth quarters of 2020. The Board of Directors will make determinations regarding future dividends on a quarterly basis using the criteria described above.
Preferred Stock
Our Amended and Restated Certificate of Incorporation authorizes our Board of Directors to issue up to 10,000,000 shares, in the aggregate, of preferred stock, par value of $0.01 in one or more series, to fix the powers, preferences and other rights of such series; any qualifications, limitations or restrictions thereof, including the dividend rate, conversion rights, voting rights, redemption rights and liquidation preference; and to fix the number of shares to be included in any such series, without any further vote or action by our stockholders.
There were no shares of preferred stock issued or outstanding at December 31, 2020 or December 31, 2019. At present, we have no plans to issue any preferred stock.
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
In May 2018, our Board of Directors authorized the repurchase of up to $200 million of our common stock. As of December 31, 2020, we have repurchased a total of 5,036,139 shares of our common stock at an average price of $14.59 and have $126.5 million of remaining availability under this program. We did not make any repurchases of our common stock in 2020.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists of fair value adjustments associated with cash flow hedges, accumulated adjustments for net experience gains or losses and prior service cost related to employee benefit plans and foreign currency translation adjustments, net of tax. The following table presents the changes in accumulated other comprehensive income (loss) by component (in thousands) during the year ended December 31, 2020:

	For the Year Ended December 31, 2020
	Unrealized income (loss) on cash flow hedges	Foreign currency translation adjustments	Pension and other post-retirement benefits liability	Total
Beginning Balance	$(3,053)	$(808)	$(15,993)	$(19,854)
Other comprehensive income before reclassifications	3,053	1,391	4,537	8,981
Amounts reclassed from accumulated other comprehensive loss	—	—	2,394	2,394
Ending Balance	$—	$583	$(9,062)	$(8,479)
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
The IP is amortized following the pattern in which the expected benefits will be consumed or otherwise used up over each component’s useful life, based on our plans and expectations for the IP going forward, which is generally the underlying IP’s legal expiration dates. IP is reviewed for impairment under ASC 360-10-35.

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

Customer relationships are valued using projected operating income, adjusted for estimated future existing customer growth less estimated future customer attrition, net of charges for net tangible assets, IP charge, trade name charge and work force. The concluded value is the after-tax discounted free cash flow. Customer relationships are reviewed for impairment under ASC 360-10-35.

2020 Acquisition:

During the first quarter of 2020, we settled multiple intellectual property and contractual lawsuits involving our SandBox Logistics unit and Arrows Up, LLC. As part of the settlement, SandBox Logistics took control of Arrows Up's existing business, including all equipment and sand logistics contracts, while also receiving a cash payment.

We have accounted for the acquisition of Arrows Up, LLC under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Estimates of fair value included in the Consolidated Financial Statements represent our best estimates and valuations. In accordance with the acquisition method of accounting, the fair values are subject to adjustment until we complete our analysis, within a period of time not to exceed one year after the date of acquisition, or March 7, 2021. This business combination resulted in a bargain purchase pursuant to ASC 805-30-25 because no consideration was paid for the fair value of assets acquired and liabilities assumed. The initial fair value of assets acquired, which included cash, accounts receivable, inventories, lease right-of-use assets, and property plant, and equipment, was $20.1 million. The fair value of liabilities assumed, which included lease liabilities and other long-term liabilities, was $2.5 million. An initial gain on bargain purchase of $17.6 million was recorded in "Other income, net, including interest income" in the Condensed Consolidated Statement of Operations.

For the year ended December 31, 2020, we recorded a $3.3 million decrease in inventory, a $1.0 million increase to accounts receivable, and a $0.1 million decrease to property, plant and equipment. The total measurement period adjustments for the year ended December 31, 2020 of $2.4 million were recorded as a net decrease to the initial gain on bargain purchase and recorded in "Other (expense) income, net, including interest income" in the Consolidated Statement of Operations.

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

	For the year ended December 31,
	2018	2017
Sales	$1,659,775	$1,454,070
Net (loss) income	$(179,220)	$116,899
Basic (loss) earnings per share	$(2.34)	$1.44
Diluted (loss) earnings per share	$(2.34)	$1.43

NOTE F—ACCOUNTS RECEIVABLE
At December 31, 2020 and December 31, 2019, accounts receivable (in thousands) consisted of the following:

	December 31, 2020	December 31, 2019
Trade receivables	$171,230	$178,182
Less: Provision for credit losses	(6,604)	(8,984)
Net trade receivables	164,626	169,198
Other receivables(1)	42,308	13,040
Total accounts receivable	$206,934	$182,238

(1)
At December 31, 2020, other receivables included $37.4 million of refunds related to NOL carryback claims filed for various tax years in accordance with certain provisions of the CARES Act. At December 31, 2019, other receivables included $8.1 million of refundable alternative minimum tax credits.

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
The following table reflects the change of the allowance for credit losses (in thousands) during the year ended December 31, 2020, disaggregated by portfolio segments:

	Oil & Gas Proppants	Industrial & Specialty Products	Total
Beginning balance, December 31, 2019	$7,640	$1,344	$8,984
Provision for credit losses	1,340	170	1,510
Write-offs	(3,296)	(594)	(3,890)
Ending balance, December 31, 2020	$5,684	$920	$6,604
Our ten largest customers accounted for approximately 34%, 43% and 48% of total sales during the years ended December 31, 2020, 2019 and 2018, respectively. No single customer accounted for more than 10% of our total sales during the year ended December 31, 2020. Sales to one of our customers accounted for 11% and 15% of our total sales during the years ended December 31, 2019 and 2018, respectively. No other customers accounted for 10% or more of our total sales during the same periods. At December 31, 2020, one of our customers' accounts receivable represented 24% of our total trade accounts receivable, net of allowance. At December 31, 2019, the same customer's accounts receivable represented 12% of our total trade accounts receivable, net of allowance. No other customers accounted for 10% or more of our total trade accounts receivable during the same periods.
NOTE G—INVENTORIES
At December 31, 2020 and December 31, 2019, inventories (in thousands) consisted of the following:

	December 31, 2020	December 31, 2019
Supplies	$42,329	$47,277
Raw materials and work in process	33,723	41,167
Finished goods	28,632	35,988
Total inventories	$104,684	$124,432

The decrease in inventories is primarily attributable to concerted efforts to reduce inventory to improve working capital and impairments of unused inventory at plants we idled. See Note Y - Impairments for additional information.

NOTE H—PROPERTY, PLANT AND MINE DEVELOPMENT
At December 31, 2020 and December 31, 2019, property, plant and mine development (in thousands) consisted of the following:

	December 31, 2020	December 31, 2019
Mining property and mine development	$788,287	$794,899
Asset retirement cost	15,985	18,260
Land	54,710	57,082
Land improvements	76,002	73,203
Buildings	69,841	69,112
Machinery and equipment	1,171,382	1,152,898
Furniture and fixtures	4,071	4,068
Construction-in-progress	27,216	54,675
	2,207,494	2,224,197
Accumulated depletion, depreciation, amortization and impairment charges	(839,402)	(706,610)
Total property, plant and mine development, net	$1,368,092	$1,517,587
Depreciation, depletion, and amortization expense related to property, plant and mine development for the years ended December 31, 2020 and 2019 was $143.8 million and $168.6 million, respectively. The amount of interest costs capitalized in property, plant and mine development was $33 thousand and $2.0 million for the years ended December 31, 2020 and 2019, respectively.
During the years ended 2020, 2019 and 2018, impairment charges were recorded mainly related to facilities that have reduced capacity or have been idled, including Tyler, Texas, Sparta, Wisconsin, Utica, Illinois, Voca, Texas, Fairchild, Wisconsin, Rochelle, Illinois, Peru, Illinois, and Kosse, Texas. These charges relate to the Oil & Gas Proppants segment and are recorded in "Goodwill and other asset impairments" in the Consolidated Statements of Operations. See Note Y - Impairments for additional information.
On March 21, 2018, we completed the sale of three transload facilities located in the Permian, Eagle Ford, and Marcellus Basins to CIG Logistics (“CIG”) for total consideration of $86.1 million, including the assumption by CIG of $2.2 million of Company obligations. Total cash consideration was $83.9 million. The consideration includes receipt of a vendor incentive from CIG to enter into master transloading service arrangements. Of the total consideration, $25.8 million was allocated to the fair value of the transload facilities, which had a net book value of $20.0 million and resulted in a gain on sale of $5.8 million. The consideration included a related asset retirement obligation of $2.1 million and an equipment note of $0.1 million assumed by CIG. In addition, $60.3 million of the consideration received in excess of the facilities' fair value was allocated to vendor incentives to be recognized as a reduction of costs using a service-level methodology over the contract lives of the transloading service arrangements. At December 31, 2020 and 2019, vendor incentives of $4.8 million and $26.6 million, respectively, were classified in accounts payable and accrued expenses on our balance sheet.
Separately, on March 21, 2018, we accrued $7.9 million in contract termination costs for facilities contracts operated by third-parties, which did not transfer to CIG. During the second quarter of 2018, as a result of the final settlement of these contracts, we recorded a $2.7 million credit in selling, general and administrative expenses on our Income Statement.
During the years ended 2020 and 2019, management approved the disposal of certain non-operating parcels of land. The assets, which had a combined carrying value of approximately $3.2 million and $1.3 million, respectively, were classified as assets held for sale and were presented within Prepaid expenses and other current assets in the Consolidated Balance Sheets. The proceeds of the disposals were expected to equal or exceed the net carrying value of the assets and, accordingly, no impairment loss was recognized on these assets held for sale. The assets were previously classified as Land, therefore, no adjustments were needed for depreciation of these assets. We disposed of these assets within one year of the balance sheet date. During the fourth quarters of 2020 and 2019, we sold these assets at gains of $0.3 million and $0.6 million, respectively, which were recorded in Other income, net, including interest income in the Consolidated Statements of Operations.

NOTE I—GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill (in thousands) by business segment consisted of the following:

	Oil & Gas Proppants Segment	Industrial & Specialty Products Segment	Total
Balance at December 31, 2018	86,100	175,240	261,340

EPMH acquisition and measurement period adjustment	—	12,184	12,184
Balance at December 31, 2019	86,100	187,424	273,524

Impairment losses	(86,100)	—	(86,100)
EPMH acquisition adjustment (1)	—	(1,775)	(1,775)
Balance at December 31, 2020	$—	$185,649	$185,649
(1) During the first quarter of 2020, an adjustment was made in accordance with ASC 250 to correct an immaterial error to acquisition accounting. We reclassified $1.8 million between goodwill and deferred tax liabilities. There was no impact to the Consolidated Statements of Operations.

Goodwill and trade names are evaluated for impairment annually as of October 31, or more frequently when indicators of impairment exist. We evaluated events and circumstances since the date of our last qualitative assessment, including macroeconomic conditions, industry and market conditions, and our overall financial performance.

As a result of triggering events identified during the years ended 2020 and 2018 we performed a quantitative analysis. The fair value of our reporting units was determined using a combination of the discounted cash flow method and the market multiples approach. As a result of this analysis we determined that the goodwill was impaired. We recognized goodwill impairment charges of $86.1 million and $164.2 million, respectively. No impairments were recorded related to goodwill during the year ended 2019. These impairment charges related to our Oil & Gas Proppants segment and were recorded in the "Goodwill and other asset impairments" caption of our Consolidated Statements of Operations. See Note Y - Impairments for additional information.
The changes in the carrying amount of intangible assets (in thousands) consisted of the following:

	December 31, 2020				December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Impairments	Net	Gross Carrying Amount	Accumulated Amortization	Impairments	Net

Technology and intellectual property	$71,052	$(18,854)	(1,373)	$50,825	$86,183	$(17,080)	—	$69,103
Customer relationships	66,999	(23,182)	$—	43,817	68,599	(18,737)	(1,240)	48,622
Total definite-lived intangible assets:	$138,051	$(42,036)	$(1,373)	$94,642	$154,782	$(35,817)	$(1,240)	$117,725
Trade names	65,390	—	(1,150)	64,240	65,390	—	—	65,390
Other	700	—	—	700	700	—	—	700
Total intangible assets:	$204,141	$(42,036)	$(2,523)	$159,582	$220,872	$(35,817)	$(1,240)	$183,815

During the years ended 2020, 2019, and 2018, we recorded impairments related to trade names, technology and intellectual property, and customer relationships. See Note Y - Impairments for additional information.

Estimated useful life of technology and intellectual property is 15 years. Estimated useful life of customer relationships is a range of 13 - 20 years.

During the second quarter of 2020, we expensed $11.8 million of capitalized legal fees related to the unsuccessful defense of a small number of our patents. These charges related to the Oil & Gas Proppants segment and were recorded in Selling, general, and administrative expense in the Consolidated Statement of Operations. During the first quarter of 2019, measurement period adjustments related to the Company's EPMH acquisition decreased the gross carrying amounts of the technology and intellectual property by $1.5 million and the trade names by $1.3 million. See Note E - Business Combinations.

Amortization expense was $10.3 million, $10.8 million and $9.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.

The estimated amortization expense related to definite-lived intangible assets (in thousands) for the five succeeding years is as follows:

2021	$9,623
2022	$9,608
2023	$9,603
2024	$9,605
2025	$9,603

NOTE J—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
At December 31, 2020 and 2019, accounts payable and accrued liabilities (in thousands) consisted of the following:

	December 31,
	2020	2019
Trade payables	$90,564	$181,029
Accrued salaries and wages	7,432	12,385
Accrued vacation liability	2,499	3,053
Current portion of liability for pension and post-retirement benefits	1,338	2,993
Accrued healthcare liability	1,886	4,078
Accrued property taxes and sales taxes	5,136	4,070
Vendor incentives	4,782	26,617
Other accrued liabilities	8,283	14,012
Accounts payable and accrued liabilities	$121,920	$248,237
Other accrued liabilities consist of employer related expenses, royalties payable, accrued interest payable, and other items.

NOTE K—DEBT
At December 31, 2020 and 2019, debt (in thousands) consisted of the following:

	December 31, 2020	December 31, 2019
Senior secured credit facility:
Revolver expiring May 1, 2023 (4.19% at December 31, 2020 and 7.75% at December 31, 2019)	$25,000	$—
Term Loan facility—final maturity May 1, 2025 (5.00% at December 31, 2020 and 5.81% December 31, 2019)	1,234,800	1,247,600
Less: Unamortized original issue discount	(4,376)	(5,412)
Less: Unamortized debt issuance cost	(20,259)	(25,390)
Note payable secured by royalty interest	—	10,438
Insurance financing notes payable	4,187	5,055
Equipment notes payable	—	87
Finance leases	350	70
Total debt	1,239,702	1,232,448
Less: current portion	(42,042)	(18,463)
Total long-term portion of debt	$1,197,660	$1,213,985
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
The Credit Agreement contains covenants that, among other things, limit our ability, and certain of our subsidiaries' abilities, to create, incur or assume indebtedness and liens, to make acquisitions or investments, to sell assets and to pay dividends. The Credit Agreement also requires us to maintain a consolidated leverage ratio of no more than 3.75:1.00 as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 30% of the Revolver commitment. These covenants are subject to a number of important exceptions and qualifications. The Credit Agreement includes events of default and other affirmative and negative covenants that are usual for facilities and transactions of this type. As of December 31, 2020 and 2019, we are in compliance with all covenants in accordance with our senior secured Credit Facility.
Term Loan
At December 31, 2020, contractual maturities of our senior secured Credit Facility (in thousands) are as follows:

2021	$12,800
2022	12,800
2023	12,800
2024	12,800
2025	1,183,600
Thereafter	—
Total	$1,234,800

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
Revolving Line-of-Credit
We have a $100.0 million Revolver with $25.0 million drawn and $23.0 million allocated for letters of credit as of December 31, 2020, leaving $52.0 million available under the Revolver. We have the intent and ability to repay the amounts outstanding on the Revolver within one year, therefore, the outstanding balance as of December 31, 2020 was classified as current.
Based on our consolidated leverage ratio of 6.07:1.00 as of December 31, 2020, we may draw up to $30.0 million without the consent of our lenders. With the consent of our lenders, we have access to the full availability of the Revolver.
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
During the fourth quarter of 2020, we executed an amendment to the note payable which settled the outstanding balance in its entirety in exchange for a one-time payment of $2.55 million. Future royalties may be owed under this amended agreement if we resume production at our Tyler facility, however, we have no such plans to resume production in the near term. Therefore, no amounts have been accrued. The settlement of the note payable resulted in a gain of $8.3 million which was recorded in Other income, net, including interest income in the Consolidated Statements of Operations. Gains in the amount of $16.9 million were recorded during 2019 as a result of a change in estimate of future tonnages and sales related to the sand shipped from the Tyler facility.
Insurance Financing Notes Payable
    During the third quarter of 2020, we renewed our insurance policies and financed the payments through notes payable with a stated interest rate of 3.0%. These payments will be made in installments throughout a nine-month period and, as such, have been classified as current debt. As of December 31, 2020, the notes payable had a balance of $4.2 million.
NOTE L—ASSET RETIREMENT OBLIGATIONS
Mine reclamation or future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates at inactive mines are reflected in earnings in the period an estimate is revised.
As of December 31, 2020 and 2019, we had a liability of $24.7 million and $25.8 million, respectively, in other long-term obligations related to our asset retirement obligations. Changes in the asset retirement obligations (in thousands) during the years ended December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Beginning balance	$25,825	$18,413
Accretion	1,434	1,531
Additions and revisions of estimates	(2,542)	5,881
Ending balance	$24,717	$25,825
The decrease in liability is primarily attributable to revisions of estimates of closure dates of certain plant sites.

NOTE M—FAIR VALUE ACCOUNTING
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
Cash Equivalents
Due to the short-term maturity, we believe our cash equivalent instruments at December 31, 2020 and 2019, approximate their reported carrying values.
Long-Term Debt, Including Current Maturities
We believe that the fair values of our long-term debt, including current maturities, approximate their carrying values based on their effective interest rates compared to current market rates.
Changes in the fair value of the royalty note payable utilize Level 3 inputs, such as estimates of future tonnages sold and average sales price. See Note K - Debt for more information on the change in fair value during the year ended December 31, 2020. As a result of the settlement of this royalty note payable in its entirety during the fourth quarter, the outstanding balance as of December 31, 2020 was zero.
Derivative Instruments
The estimated fair value of our derivative instruments are recorded at each reporting period and are based upon widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative contract. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs including interest rate curves and implied volatilities. We also incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk as well as that of the respective counterparty in the fair value measurements.
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default of ourselves and our counterparties. However, we have assessed that the impact of the credit valuation adjustments on the overall valuation of our derivative positions is not significant. As a result we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of December 31, 2020, the fair value of our two interest rate swaps were both zero as our swap agreements matured on July 31, 2020. See Note N - Derivative Instruments for more information.

NOTE N—DERIVATIVE INSTRUMENTS

Cash Flow Hedges of Interest Rate Risk
We enter into interest rate swap agreements in connection with our Term Loan facility to add stability to interest expense and to manage our exposure to interest rate movements. The derivative instruments are recorded on the balance sheet within other current or long-term assets or liabilities based on maturity dates at their fair values. As of December 31, 2020, the fair values of our interest rate swaps were both zero as our swap agreements matured on July 31, 2020. At December 31, 2019, the fair values of our two interest rate swaps were a liability of $2.8 million and a liability of $1.3 million and were classified within other long-term liabilities on our balance sheet. We have designated the interest rate swap agreements as qualified cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings.
The following table summarizes the fair value of our derivative instruments (in thousands, except contract/notional amount). See Note M - Fair Value Accounting for more information regarding the estimated fair values of our derivative instruments at December 31, 2020 and 2019.

	December 31, 2020					December 31, 2019
	Maturity Date	Contract/Notional Amount		Carrying Amount	Fair Value	Maturity Date	Contract/Notional Amount		Carrying Amount	Fair Value
LIBOR(1) interest rate swap agreement	2020	$440	million	$—	$—	2020	$440	million	$(2,768)	$(2,768)
LIBOR(1) interest rate swap agreement	2020	$200	million	$—	$—	2020	$200	million	$(1,259)	$(1,259)
(1) Agreements fix the LIBOR interest rate base to 2.74%
On May 1, 2018, as a result of entering into the new Credit Agreement, we determined the existing interest rate cap derivative no longer qualified for hedge accounting. During the year ended December 31, 2019 we recognized $76 thousand of deferred losses in accumulated other comprehensive loss into earnings.
During the year ended December 31, 2020, we had no ineffectiveness for the interest rate swap derivatives.
The following table summarizes the effect of derivative instruments (in thousands) on our income statements and our consolidated statements of comprehensive income for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Deferred losses from derivatives in OCI, beginning of period	$(3,053)	$(1,621)	$(76)
Gain (loss) recognized in OCI from derivative instruments	3,053	(1,432)	(1,622)
Loss reclassified from Accumulated OCI	—	—	77
Deferred losses from derivatives in OCI, end of period	$—	$(3,053)	$(1,621)

NOTE O—EQUITY-BASED COMPENSATION
In July 2011, we adopted the U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan (the “2011 Plan”), which was amended and restated in May 2015 and amended and restated effective February 1, 2020. The 2011 Plan provides for grants of stock options, restricted stock, performance share units and other incentive-based awards. We believe our 2011 Plan aligns the interests of our employees and directors with those of our common stockholders. At December 31, 2020, we have 3,752,317 shares of common stock that may be issued under the 2011 Plan. We use a combination of treasury stock and new shares if necessary to satisfy option exercises or vesting of restricted awards and performance share units.
Stock Options

The following table summarizes the status of, and changes in, our stock option awards during the year ended December 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2019	826,658	$28.97	$11,557	4.1 years
Granted	—	—	—
Exercised	—	—	—
Forfeited	(443)	32.41	—
Expired	—	$—	$—
Outstanding at December 31, 2020	826,215	$29.05	$—	3.1 years
Exercisable at December 31, 2020	826,215	$29.05	$—	3.1 years

There were no grants of stock options during the years ended December 31, 2020, 2019 and 2018.
There were zero, 10,000 and 4,167 stock options exercised during the years ended December 31, 2020, 2019 and 2018, respectively. The total intrinsic value of stock options exercised was zero, $12 thousand and $0.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. Cash received from stock options exercised during the years ended December 31, 2020, 2019 and 2018 was zero, $0.1 million and $0.1 million, respectively. The tax benefit realized from stock option exercises was zero, $3 thousand and $14 thousand for the years ended December 31, 2020, 2019 and 2018, respectively.
As of December 31, 2020 and 2019, there was no unrecognized compensation expense related to these options. We recognized $1.4 million of equity-based compensation expense related to options during the year ended December 31, 2018. We account for forfeitures as they occur.
Restricted Stock and Restricted Stock Unit Awards
The following table summarizes the status of, and changes in, our unvested restricted stock awards during the year ended December 31, 2020:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2019	1,020,248	$15.86
Granted	1,590,170	4.09
Vested	(539,614)	15.98
Forfeited	(290,978)	10.66
Unvested, December 31, 2020	1,779,826	$6.22
We granted 1,590,170, 814,387 and 415,110 restricted stock and restricted stock unit awards during the years ended December 31, 2020, 2019 and 2018, respectively. The fair value of the awards was based on the market price of our stock at date of grant.
We recognized $8.1 million, $8.2 million and $7.6 million of equity-based compensation expense related to restricted stock awards during the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $6.6 million of unrecognized compensation expense related to these restricted stock awards, which is expected to be recognized over a weighted-average period of 1.6 years.
We also granted 335,039 awards, which included 58,246 forfeited and partially vested awards, during the year ended December 31, 2020. These awards will vest over a period of three years and will be settled in cash. As such, these awards have been classified as liability instruments. We recognized $0.6 million of expense related to these awards for the year ended December 31, 2020. The liability for these awards is included in accounts payable and other accrued expenses on our balance sheets. These awards will be remeasured at fair value each reporting period with resulting changes reflected in our income statements. Estimated unrecognized expense related to these awards is $1.4 million over a period of 2.1 years.

Performance Share Unit Awards
The following table summarizes the status of, and changes in, our performance share unit awards during the year ended December 31, 2020:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2019	838,722	$18.00
Granted	1,020,161	6.57
Vested	—	—
Forfeited/Cancelled	(345,235)	24.23
Unvested, December 31, 2020	1,513,648	$12.36
We granted 1,020,161, 607,130 and 261,500 of performance share unit awards during the years ended December 31, 2020, 2019 and 2018, respectively. The grant date weighted average fair value of these awards was estimated to be $6.57, $15.58 and $31.24 for the years ended December 31, 2020, 2019 and 2018, respectively, and the number of units that will vest will depend on the percentage ranking of the Company's total shareholder return ("TSR") compared to the TSR for each of the companies in the peer group over the three year period from January 1, 2020 through December 31, 2022 for the 2020 grant, January 1, 2019 through December 31, 2021 for the 2019 grant, and from January 1, 2018 through December 31, 2020 for the 2018 grant. The related compensation expense is recognized on a straight-line basis over the vesting period.
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
We recognized $6.8 million, $7.7 million and $13.3 million of compensation expense related to performance share unit awards during the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $6.1 million of unrecognized compensation expense related to these performance share unit awards, which is expected to be recognized over a weighted-average period of 1.7 years.
We also granted cash awards during the year ended December 31, 2020. These awards will vest over a period of three years and will be settled in cash. As such, these awards have been classified as liability instruments. We recognized $0.9 million of expense related to these awards for the year ended December 31, 2020. The liability for these awards is included in accounts payable and other accrued expenses on our balance sheets. These awards will be remeasured at fair value each reporting period with resulting changes reflected in our income statements. Estimated unrecognized expense related to these awards is $1.3 million over a period of 2.1 years.

NOTE P—COMMITMENTS AND CONTINGENCIES
Future Minimum Annual Commitments at December 31, 2020 (in thousands):

Year ending December 31,	Minimum Purchase Commitments
2021	$14,812
2022	10,328
2023	10,328
2024	7,020
2025	2,654
Thereafter	6,604
Total future purchase commitments	$51,746
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
Other Commitments and Contingencies
Our operating subsidiary, U.S. Silica Company (“U.S. Silica”), has been named as a defendant in various product liability claims alleging silica exposure causing silicosis. During the years ended December 31, 2020, 2019 and 2018, one, one and twenty claims, respectively, were brought against U.S. Silica. As of December 31, 2020, there were 52 active silica-related products liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, it is not reasonably possible that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations that exceeds the accrual amounts.
We have recorded estimated liabilities for these claims in other long-term obligations as well as estimated recoveries under the indemnity agreement and an estimate of future recoveries under insurance in other assets on our consolidated balance sheets. As of both December 31, 2020 and 2019, other non-current assets included zero for insurance for third-party products liability claims and other long-term obligations included $1.0 million and $0.9 million, respectively, for third-party products liability claims.
Obligations Under Guarantees
    We have indemnified our insurers against any loss they may incur in the event that holders of surety bonds, issued on our behalf, execute the bonds. As of December 31, 2020, there were $35.1 million in bonds outstanding. The majority of these bonds, $31.1 million, relate to reclamation requirements issued by various government authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to licenses, permits, and tax collections.

NOTE Q— PENSION AND POST-RETIREMENT BENEFITS
We maintain a single-employer noncontributory defined benefit pension plan covering certain employees. The plan is frozen to all new employees. The plan provides benefits based on each covered employee’s years of qualifying service. Our funding policy is to contribute amounts within the range of the minimum required and maximum deductible contributions for the plan consistent with a goal of appropriate minimization of the unfunded projected benefit obligations. The pension plan uses a benefit level per year of service for covered hourly employees and a final average pay method for covered salaried employees. The plan uses the projected unit credit cost method to determine the actuarial valuation.
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
Net pension benefit cost (in thousands) consisted of the following for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Service cost	$2,253	$1,304	$1,307
Interest cost	4,037	5,375	4,632
Expected return on plan assets	(6,019)	(6,171)	(5,969)
Net amortization and deferral	3,127	1,648	2,526
Net pension benefit costs	$3,398	$2,156	$2,496
Net post-retirement benefit cost (in thousands) consisted of the following for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Service cost	$70	$88	$102
Interest cost	584	789	740
Unrecognized net (gain)/loss	—	(29)	—
Net post-retirement benefit costs	$654	$848	$842

The changes in benefit obligations and plan assets (in thousands), as well as the funded status (in thousands) of our pension and post-retirement plans at December 31, 2020 and 2019 are as follows:

	Pension Benefits		Post-retirement Benefits
	2020	2019	2020	2019
Benefit obligation at January 1,	$148,491	$138,900	$22,054	$21,570
Service cost	2,253	1,304	70	88
Interest cost	4,037	5,375	584	789
Actuarial (gain) loss	11,119	17,225	1,329	206
Benefits paid	(8,649)	(14,922)	(1,751)	(815)
Other(1)	(53)	609	(10,968)	216
Benefit obligation at December 31,	$157,198	$148,491	$11,318	$22,054
Fair value of plan assets at January 1,	$110,431	$102,396	$—	$—
Actual return on plan assets	13,306	17,919	—	—
Employer contributions	5,475	4,755	1,335	599
Benefits paid	(8,649)	(14,922)	(1,751)	(815)
Other(1)	—	283	416	216
Fair value of plan assets at December 31,	$120,563	$110,431	$—	$—
Plan assets less than benefit obligations at December 31 recognized as liability for pension and other post-retirement benefits	$(36,635)	$(38,060)	$(11,318)	$(22,054)

(1)	Includes opening pension benefit obligation and plan assets balances related to the May 1, 2018, EPMH acquisition and a post-retirement plan amendment that replaces the current post-65 medical, prescription drug and dental coverage with company provided health reimbursement arrangement contributions. The plan amendment was communicated to participants in December 2020 and is expected to be implemented April 1, 2021.

The accumulated benefit obligation for the defined benefit pension plans, which excludes the assumption of future salary increases, totaled $157.2 million and $148.5 million at December 31, 2020 and 2019, respectively.
We also sponsor unfunded, nonqualified pension plans. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for these plans were $1.6 million, $1.6 million and zero, respectively, at December 31, 2020 and $1.6 million, $1.6 million and zero, respectively, at December 31, 2019.
Future estimated annual benefit payments (in thousands) for pension and post-retirement benefit obligations at December 31, 2020 are as follows:

	Benefits
		Post-retirement
	Pension	Before Medicare Subsidy	After Medicare Subsidy
2021	$9,329	$1,217	$1,217
2022	9,346	1,095	1,095
2023	9,326	1,002	1,002
2024	9,678	959	959
2025	9,224	883	883
2026-2030	44,832	3,393	3,393
Our best estimate of expected contributions to the pension and post-retirement medical benefit plans for the 2021 fiscal year are $5.3 million and $1.2 million, respectively.

The total amounts in accumulated other comprehensive income (loss) related to net actuarial loss, net of tax, for the pension and post-retirement plans were $24.7 million and $22.1 million as of December 31, 2020 and 2019, respectively. The total amounts in accumulated other comprehensive income (loss) related to prior service cost, net of tax, for the pension and post-retirement plans, was a loss of $9.4 million and income of $2.2 million as of December 31, 2020 and 2019, respectively.
The actuarial losses in 2020 and 2019 were primarily driven by the change in discount rates on the U.S. qualified plan and Postretirement Medical plans. The impact of the discount rate change was partially offset by the actual return on plan assets exceeding the expected return on plan assets. Additionally, the Society of Actuaries released an updated mortality table projection scale for measurement of retirement program obligations in both 2020 and 2019. The impact of the mortality table changes provided a partial offset of the impact of the discount rate change.
The following weighted-average assumptions were used to determine our obligations under the plans:

	Pension Benefits		Post-retirement Benefits
	2020	2019	2020	2019
Discount rate	2.5%	3.2%	2.1%	3.2%
Long-term rate of compensation increase	3.0%	3.0%-3.5%	N/A	N/A
Long-term rate of return on plan assets	6.3%	6.3%	N/A	N/A
Health care cost trend rate:
Pre-65 initial rate/ultimate rate	N/A	N/A	6.5%/4.5%	7.0%/4.5%
Pre-65 ultimate year	N/A	N/A	2028	2026
Post-65 initial rate/ultimate rate	N/A	N/A	7.0%/4.5%	7.5%/4.5%
Post-65 ultimate year	N/A	N/A	2028	2027
The weighted average discount rates used to determine the projected pension and post-retirement obligations were updated to reflect the expected long-term rates of return with maturities comparable to payments for the plan obligations utilizing Aon Hewitt's AA Above Medium Curve.
Mortality tables used for pension benefits and post-retirement benefits plans are the following:

	Pension and Post-retirement Benefits
	2020	2019
Healthy Lives	Pri-2012 base mortality tables with generational mortality improvements using Scale MP-2020	Pri-2012 base mortality tables with generational mortality improvements using Scale MP-2019
Disabled Lives	Pri-2012 base mortality tables with generational mortality improvements using Scale MP-2020	Pri-2012 base mortality tables with generational mortality improvements using Scale MP-2019
The major investment categories and their relative percentage of the fair value of total plan assets as invested at December 31, 2020, and 2019 were as follows:

	Pension Benefits		Post-retirement Benefits(1)
	2020	2019	2020	2019
Equity securities	57.9%	52.1%	—%	—%
Debt securities	41.3%	46.6%	—%	—%
Cash	0.8%	1.3%	—%	—%

(1)	Retiree health benefits are paid by the Company as covered expenses are incurred.

The fair values of the pension plan assets (in thousands) at December 31, 2020, by asset category, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$1,020	$—	$1,020
Mutual funds:
Diversified emerging markets	7,064	—	—	7,064
Foreign large blend	22,638	—	—	22,638
Large-cap blend	22,272	—	—	22,272
Mid-cap blend	12,972	—	—	12,972
Real estate	4,822	—	—	4,822
Fixed income securities:
Corporate notes and bonds	38,983	—	—	38,983
U.S. Treasuries	8,582	—	—	8,582
Mortgage-backed securities	—	1,780	—	1,780
Asset-backed securities	—	430	—	430
Net asset	$117,333	$3,230	$—	$120,563
The fair values of the pension plan assets (in thousands) at December 31, 2019, by asset category, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$1,385	$—	$1,385
Mutual funds:
Diversified emerging markets	4,942	—	—	4,942
Foreign large blend	19,183	—	—	19,183
Large-cap blend	20,738	—	—	20,738
Mid-cap blend	8,416	—	—	8,416
Real estate	4,309	—	—	4,309
Fixed income securities:
Corporate notes and bonds	37,664	—	—	37,664
U.S. Treasuries	10,894	—	—	10,894
Mortgage-backed securities	—	2,496	—	2,496
Asset-backed securities	—	404	—	404
Net asset	$106,146	$4,285	$—	$110,431
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

A summary of each multiemployer pension plan for which we participate is presented below:

Pension Fund	EIN/ Pension Plan No.	Pension Protection Act Zone Status(1)		FIP/RP Status Pending/ Implemented	Company Contributions (in thousands)			Surcharge Imposed	Expiration Date of CBA
		2020	2019		2020	2019	2018
LIUNA	52-6074345/001	Green	Red	No	$361	$385	$573	No	6/4/2022
IUOE	36-6052390/001	Green	Green	No	256	310	1,385	No	7/31/2022
CSSS(2)	36-6044243/001	Red	Red	Yes	51	51	51	NA	NA

(1)The Pension Protection Act of 2006 defines the zone status as follows: green—healthy, yellow—endangered, orange—seriously endangered and red—critical.
(2)In 2011, we withdrew from the Central States, Southeast and Southwest Areas Pension Plan. The withdrawal liability of $1.0 million will be paid in monthly installments of $4,000 until 2031.
Our contributions to individual multiemployer pension funds did not exceed 5% of the fund’s total contributions for the years ended December 31, 2020, 2019 and 2018. Additionally, our contributions to multiemployer post-retirement benefit plans were immaterial for all periods presented in the accompanying consolidated financial statements.
We also sponsor a defined contribution plan covering certain employees. We contribute to the plan in two ways. For certain employees not covered by the defined benefit plan, we make a contribution equal to 4% of their salary. For all other eligible employees, we make a contribution of up to 6% of eligible earnings. Contributions were $3.5 million, $6.1 million and $2.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
NOTE R— LEASES
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
Supplemental balance sheet information related to leases (in thousands except for term and rate information) was as follows:

Leases	Classification	December 31, 2020	December 31, 2019
Assets
Operating	Operating lease right-of-use assets	$37,469	$53,098
Finance	Property, plant and mine development, net	339	—
Total leased assets		$37,808	$53,098
Liabilities
Current
Operating	Current portion of operating lease liabilities	$17,388	$53,587
Finance	Current portion of long-term debt	55	—
Non-Current
Operating	Operating lease liabilities	76,361	117,964
Finance	Long-term debt, net	295	—
Total lease liabilities		$94,099	$171,551

We recorded impairment charges related to railcar leases, various equipment leases and an office building lease. These charges relate to the Oil & Gas Proppants segment and are recorded in "Goodwill and other asset impairments" in the Consolidated Statements of Operations. See Note Y - Impairments for additional information.

During the year ended 2020, we received lease concessions from certain lessors. Based on accounting elections provided by the FASB and in accordance with ASC 842-10, we have not accounted for these concessions as lease modifications. Based on remeasurement of the amended leases, for the year ended December 31, 2020, we recorded a decrease to the ROU assets of
$1.0 million and a decrease to the liability of $25.0 million. A gain of $24.0 million was recognized as operating income through cost of goods sold in our consolidated income statement for the year ended December 31, 2020.

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. As most of our leases do not provide an implicit rate, in determining the lease liability and the present value of lease payments, we used our incremental borrowing rate based on the information available at the lease commencement date. The weighted average remaining lease term and discount rate as of December 31, 2020 and 2019 related to leases are as follows:

Lease Term and Discount Rate	December 31, 2020	December 31, 2019
Weighted average remaining lease term:
Operating leases	6.9 years	4.5 years
Finance leases	2.9 years	N/A

Weighted average discount rate:
Operating leases	5.8%	5.7%
Finance leases	5.0%	—%
The components of lease expense included in our Consolidated Statements of Operations were as follows:

Lease Costs	Classification	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating lease costs (1)	Cost of Sales	$26,548	88,966
Operating lease costs (2)	Selling, general, and administrative	1,808	3,993
Right-of-use asset impairment	Goodwill and other asset impairments	3,406	115,443
Total (3)		$31,762	208,402
(1) Includes short-term operating lease costs of $9.6 million and $18.2 million for the years ended December 31, 2020 and 2019, respectively.
(2) Includes short-term operating lease costs of $0.4 million and $0.7 million for the years ended December 31, 2020 and 2019, respectively.
(3) Does not include expense for the year ended December 31, 2020 of $12 thousand for finance leases.
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$62,140	$74,740
Operating cash flows for finance leases	$12	$—

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$10,747	$232,123
Finance leases	$359	$—
Maturities of lease liabilities as of December 31, 2020:

Maturities of lease liabilities	Operating leases	Finance leases
2021	$23,217	$71
2022	16,447	71
2023	16,019	244
2024	14,181	—
2025	11,617	—
Thereafter	38,205	—
Total lease payments	$119,686	386
Less: Interest	20,984	36
Less: Other operating expenses	4,953	—
Total	$93,749	350

NOTE S— INCOME TAXES
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES" Act) was enacted and signed into law in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning after 2017 and before 2021. In addition, the CARES Act allows NOLs generated after 2017 and before 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes or carried forward indefinitely. As a result, we have carried the NOL generated in 2019 back to offset the taxable income in the 2014 tax year generating a refund of $36.6 million. This refund was received at the end of the second quarter. We have also amended our 2018 tax return to generate an NOL by electing bonus depreciation. We then carried the NOL generated in 2018 back to offset the taxable income in prior years generating a refund of $26.3 million, of which $4.9 million was received during the fourth quarter. The remaining $21.4 million of this refund has been reclassified from deferred tax asset to accounts receivable in our balance sheets as of December 31, 2020. The deferred tax assets related to the NOLs generated in 2018 and 2019 were recorded at the statutory income tax rate for 2018 and 2019, which was 21% for both years. As a result of the carry back of these NOLs to prior years, the NOLs will be utilized at the statutory income tax rate for pre-2018, which was 35%. This increase in the tax rate at which the 2018 and 2019 NOLs will be utilized results in a deferred tax benefit. Accordingly, as of the year ended December 31, 2020, we recorded a deferred tax benefit of $22.3 million.
We are currently still evaluating all provisions of the CARES Act and its impact on income taxes and our Consolidated Statements of Operation.

Income tax benefit (in thousands) consisted of the following for the years ended December 31, 2020, 2019 and 2018:

	Year ended December 31,
	2020	2019	2018
Current:
Federal	$—	$—	$1,076
State	(307)	(1,188)	(2,496)
Foreign	(1,473)	(1,343)	(518)
	(1,780)	(2,531)	(1,938)
Deferred:
Federal	57,214	90,457	25,578
State	4,591	11,225	5,492
Foreign	—	—	—
	61,805	101,682	31,070
Income tax benefit	$60,025	$99,151	$29,132
Income tax benefit (in thousands) differed from the amount that would be provided by applying the U.S. federal statutory rate for the years ended December 31, 2020, 2019 and 2018 due to the following:

	Year ended December 31,
	2020	2019	2018
Income tax (expense) benefit computed at U.S. federal statutory rate	$36,781	$90,070	$48,290
Decrease (increase) resulting from:
Statutory depletion	1,230	4,679	12,090
Goodwill impairment	—	—	(29,157)
Prior year tax return reconciliation	(2,084)	3,121	530
State income taxes, net of federal benefit	5,013	9,486	2,592
Adjustment to deferred taxes from the CARES Act	22,318	—	—
Equity compensation	(1,477)	(6,440)	(653)
Other, net	(1,756)	(1,765)	(4,560)
Income tax benefit	$60,025	$99,151	$29,132
Generally, the largest permanent item in computing both our effective tax rate and taxable income is the deduction allowed for statutory depletion. The deduction for statutory depletion does not necessarily change proportionately to changes in income before income taxes. However, for the year ended 2020, we recorded a permanent tax benefit related to the CARES Act, which represents the largest permanent item in computing our effective tax rate for 2020. Additionally, for the year ended December 31, 2018, the tax effect of the goodwill impairment described in Note Y - Impairments is a significant permanent item in the effective tax rate calculation.
Deferred tax assets and liabilities are recognized for the estimated future tax effects, based on enacted tax laws, of temporary differences between the values of assets and liabilities recorded for financial reporting and for tax purposes and of net operating loss and other carryforwards.

The tax effects of the types of temporary differences and carry forwards that gave rise to deferred tax assets and liabilities (in thousands) at December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019
Gross deferred tax assets:
Net operating loss carry forward and state tax credits	$90,087	$32,173
Pension and post-retirement benefit costs	11,146	13,976
Alternative minimum tax credit carry forward	—	7,895
Property, plant and equipment	6,866	7,179
Accrued expenses	12,397	15,336
Inventories	121	6,507
Federal tax credits	4,188	—
Stock-based compensation expense	4,307	2,390
Interest expense limitation	14,127	22,324
Intangibles	11,304	—
Lease obligation liability	14,154	29,604
Other	5,286	5,536
Total deferred tax assets	173,983	142,920
Gross deferred tax liabilities:
Land and mineral property basis difference	(122,265)	(124,182)
Fixed assets and depreciation	(100,640)	(44,314)
Intangibles	—	(12,541)
Other	(464)	(468)
Total deferred tax liabilities	(223,369)	(181,505)
Net deferred tax liabilities	$(49,386)	$(38,585)
We have federal net operating loss carry forwards of approximately $377.1 million at December 31, 2020. A portion of those losses are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be fully realized. NOL deductions generated in tax years after December 31, 2017 can offset 100% of taxable income for periods prior to 2021 but only 80% of taxable income after 2020. The CARES Act also prohibits NOL carrybacks on NOLs generated after December 31, 2020 but allows indefinite carryforwards. As of December 31, 2020, we have general business credits of approximately $4.2 million, which will expire beginning in 2033. These credits are expected to be fully realized.
As of the years ended December 31, 2020 and 2019, we have an alternative minimum tax credit carry forward of approximately $16.0 million and $16.2 million, respectively. The CARES Act also accelerates the ability of companies to receive refunds of alternative minimum tax ("AMT") credits related to tax years beginning in 2018 and 2019. AMT credits have been presented as a receivable or a deferred tax asset in the prior period balance sheets. The presentation of refundable AMT credits in the current balance sheet has been reclassified from deferred tax asset to accounts receivable to reflect the timing of when the credits are expected to be monetized. AMT credits in the amount of $16.0 million are included in accounts receivable on our balance sheets as of December 31, 2020. See Note F - Accounts Receivable.
Additionally, the CARES Act provides temporary relief for payment of certain payroll taxes. Prior to the CARES Act, payroll taxes generally would have been deductible for income tax purposes in the same period that they were expensed for book purposes under the "recurring item exception" of the Internal Revenue Code. However, if a company defers payment of its payroll taxes as a result of the CARES Act such that the recurring item exception no longer applies, accrued payroll taxes would not be deductible until the tax year in which they are actually paid. If the book expense and tax deduction are expected to occur in different periods, a deferred tax asset would need to be recorded for the deductible temporary difference related to the payroll tax accrual. As of December 31, 2020, our net deferred tax liability balance included deferred tax assets of $1.2 million related to deferred payroll taxes.
At the end of each reporting period as presented, there were no material amounts of interest and penalties recognized in the statement of operations or balance sheets. We have no material unrecognized tax benefits or any known material tax contingencies at December 31, 2020 or December 31, 2019 and do not expect this to change significantly within the next twelve months. Tax returns filed with the IRS for the years 2017 through 2019 along with tax returns filed with numerous state entities remain subject to examination.

NOTE T— REVENUE
We consider sales disaggregated at the product and service level by business segment to depict how the nature, amount, timing and uncertainty of revenues and cash flow are impacted by changes in economic factors. The following table reflects our sales disaggregated by major source for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31, 2020			Year Ended December 31, 2019
Category	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales
Product	$301,199	$430,988	$732,187	$704,516	$463,956	$1,168,472
Service	113,698	—	113,698	306,005	—	306,005
Total Sales	$414,897	$430,988	$845,885	$1,010,521	$463,956	$1,474,477
The following tables reflect the changes in our contract assets, which we classify as unbilled receivables and our contract liabilities, which we classify as deferred revenues, for the years ended December 31, 2020 and 2019 (in thousands):

	Unbilled Receivables
	December 31, 2020	December 31, 2019
Beginning Balance	$20,144	$90
Reclassifications to billed receivables	(10,330)	(3,983)
Revenues recognized in excess of period billings	38,168	24,037
Ending Balance	$47,982	$20,144
    We enter into certain customer supply agreements which give the customers the right to purchase certain products for a discounted price at certain volumes over an average initial contract term of one to fifteen years. The advance payments represent future purchases and are recorded as deferred revenue, recognized as revenue over the contract term of each supply agreement.

	Deferred Revenue
	December 31, 2020	December 31, 2019
Beginning Balance	$50,634	$113,319
Revenues recognized from balances held at the beginning of the period	(19,704)	(65,225)
Revenues deferred from period collections on unfulfilled performance obligations	6,627	12,225
Revenues recognized from period collections	(3,865)	(9,685)
Ending Balance	$33,692	$50,634
We have elected to use the practical expedients allowed under ASC 606-10-50-14, pursuant to which we have excluded disclosures of transaction prices allocated to remaining performance obligations and when we expect to recognize such revenue. The majority of our remaining performance obligations are primarily comprised of unfulfilled product, transportation service, and labor service orders, all of which hold a remaining duration of less than one year. The long term portion of deferred revenue primarily represents a combination of refundable and nonrefundable customer prepayments for which related current performance obligations do not yet exist, but are expected to arise, before the expiration of the contract. Our residual unfulfilled performance obligations are comprised primarily of long-term equipment rental arrangements in which we recognize revenues equal to what we have a right to invoice. Generally, no variable consideration exists related to our remaining performance obligations and no consideration is excluded from the associated transaction prices. However, the decrease in the current year deferred revenue balance is partially attributable to revenue recognized as variable consideration from shortfall penalties assessed to multiple customers according to contract terms as of December 31, 2020 and 2019. For the years ended December 31, 2020 and 2019, we recognized revenue as variable consideration from shortfall penalties according to contract terms in the amounts of $48.0 million and $70.6 million, respectively. In some cases, amounts recorded are estimates which are in negotiation and may increase or decrease. We believe these amounts are the best estimates of revenue to recognize as of year end.
Foreign Operations

The following table includes information related to our foreign operations for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	December 31, 2020	December 31, 2019	December 31, 2018
Total Sales	$86,179	$92,788	$66,917
Pre-tax income	$8,509	$7,010	$5,901
Net income	$6,722	$5,538	$4,662
Foreign operations constituted approximately $31.0 million and $27.7 million of consolidated assets as of December 31, 2020 and 2019, respectively.

NOTE U— RELATED PARTY TRANSACTIONS
A former employee, who was an officer of one of our operating subsidiaries prior to the third quarter of 2018, held an ownership interest in a transportation brokerage and logistics services vendor, from which we made purchases of approximately $2.9 million for the year ended December 31, 2018. There were no related party transactions during the years ended December 31, 2020 or 2019.

NOTE V— SEGMENT REPORTING
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
The following table presents sales and segment contribution margin (in thousands) for the reportable segments and other operating results not allocated to the reported segments for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Sales:
Oil & Gas Proppants	$414,897	$1,010,521	$1,182,991
Industrial & Specialty Products	430,988	463,956	394,307
Total sales	845,885	1,474,477	1,577,298
Segment contribution margin:
Oil & Gas Proppants	142,041	248,594	357,846
Industrial & Specialty Products	159,176	178,215	155,084
Total segment contribution margin	301,217	426,809	512,930
Operating activities excluded from segment cost of sales(1)	(30,402)	(85,625)	(98,761)
Selling, general and administrative	(124,171)	(150,848)	(146,971)
Depreciation, depletion and amortization	(155,568)	(179,444)	(148,832)
Goodwill and other asset impairments	(110,688)	(363,847)	(281,899)
Interest expense	(79,885)	(95,472)	(70,564)
Other income (expense), net, including interest income	24,350	19,519	4,144
Income tax benefit	60,025	99,151	29,132
Net loss	$(115,122)	$(329,757)	$(200,821)
Less: Net loss attributable to non-controlling interest	(1,028)	(675)	(13)
Net loss attributable to U.S. Silica Holdings, Inc.	$(114,094)	$(329,082)	$(200,808)

(1)	2019 and 2018 mainly driven by plant capacity expansion expenses, amortization of purchase accounting inventory fair value step-up, and facility closure costs.
Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. At December 31, 2020, goodwill of $185.6 million has been allocated to these segments with zero assigned to Oil & Gas Proppants and $185.6 million to Industrial & Specialty Products. At December 31, 2019, goodwill of $273.5 million had been allocated to these segments with $86.1 million assigned to Oil & Gas Proppants and $187.4 million to Industrial & Specialty Products.

NOTE W— UNAUDITED SUPPLEMENTARY DATA
The following table sets forth our unaudited quarterly consolidated statements of operations (in thousands, except per share data) for each of the four quarters in the years ended December 31, 2020 and 2019. This unaudited quarterly information has been prepared on the same basis as our annual audited financial statements and includes all adjustments, consisting only of normal recurring adjustments that are necessary to present fairly the financial information for the fiscal quarters presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020	(Unaudited)
Sales:
Product	$222,161	$160,200	$159,637	$190,189
Service	47,438	12,337	16,835	37,088
Cost of sales (excluding depreciation, depletion and amortization):
Product	165,496	114,130	93,747	113,609
Service	35,821	10,613	13,845	27,809
Operating expenses:
Selling, general and administrative	30,052	39,126	27,216	27,777
Depreciation, depletion and amortization	38,449	37,086	40,069	39,964

Goodwill and other asset impairments	103,866	3,956	222	2,644
Total operating expenses	172,367	80,168	67,507	70,385
Operating (loss) income	(104,085)	(32,374)	1,373	15,474
Other (expense) income:
Interest expense	(22,277)	(22,179)	(19,274)	(16,155)
Other income (expense), net, including interest income	17,671	(1,670)	(409)	8,758
Total other expense	(4,606)	(23,849)	(19,683)	(7,397)
(Loss) income before income taxes	(108,691)	(56,223)	(18,310)	8,077
Income tax benefit (expense)	36,086	23,605	4,094	(3,760)
Net (loss) income	(72,605)	(32,618)	(14,216)	4,317
Less: Net loss attributable to non-controlling interest	(260)	(264)	(254)	(250)
Net (loss) income attributable to U.S. Silica Holdings, Inc.	$(72,345)	$(32,354)	$(13,962)	$4,567

(Loss) earnings per share, basic	$(0.98)	$(0.44)	$(0.19)	$0.06
(Loss) earnings per share, diluted	$(0.98)	$(0.44)	$(0.19)	$0.06
Weighted average shares outstanding, basic	73,467	73,620	73,688	73,728
Weighted average shares outstanding, diluted	73,467	73,620	73,688	74,328
Dividends declared per share	$0.02	$—	$—	$—

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019	(Unaudited)
Sales:
Product	$296,860	$303,041	$287,977	$280,594
Service	81,890	91,813	73,837	58,465
Cost of sales (excluding depreciation, depletion and amortization):
Product	234,916	225,473	226,797	212,905
Service	62,622	68,687	56,836	45,057
Operating expenses:
Selling, general and administrative	34,656	38,659	40,208	37,325
Depreciation, depletion and amortization	44,600	44,899	47,126	42,819
Goodwill and other asset impairments	—	—	130	363,717
Total operating expenses	79,256	83,558	87,464	443,861
Operating income (loss)	1,956	17,136	(9,283)	(362,764)
Other (expense) income:
Interest expense	(23,978)	(23,765)	(24,733)	(22,996)
Other income, net, including interest income	722	15,074	3,280	443
Total other expense	(23,256)	(8,691)	(21,453)	(22,553)
(Loss) income before income taxes	(21,300)	8,445	(30,736)	(385,317)
Income tax benefit (expense)	1,972	(2,384)	7,671	91,892
Net (loss) income	(19,328)	6,061	(23,065)	(293,425)
Less: Net loss attributable to non-controlling interest	(4)	(89)	(28)	(554)
Net (loss) income attributable to U.S. Silica Holdings, Inc.	$(19,324)	$6,150	$(23,037)	$(292,871)

(Loss) earnings per share, basic	$(0.26)	$0.08	$(0.31)	$(4.00)
(Loss) earnings per share, diluted	$(0.26)	$0.08	$(0.31)	$(4.00)
Weighted average shares, basic	73,040	73,301	73,328	73,343

Weighted average shares, diluted	73,040	73,505	73,328	73,343
Dividends declared per share	$0.06	$0.06	$0.06	$0.06

NOTE X— PARENT COMPANY FINANCIALS

U.S. SILICA HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31,
	2020	2019
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$46,851	$51,849
Due from affiliates	168,276	138,988
Total current assets	215,127	190,837
Investment in subsidiaries	412,169	530,830
Total assets	$627,296	$721,667
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses and other current liabilities	$286	$129
Dividends payable	219	4,958
Total current liabilities	505	5,087
Total liabilities	505	5,087
Stockholders’ Equity:
Preferred stock	—	—
Common stock	827	823
Additional paid-in capital	1,200,023	1,185,116
Retained deficit	(395,496)	(279,956)
Treasury stock, at cost	(181,615)	(180,912)
Accumulated other comprehensive loss	(8,479)	(19,854)
Total U.S. Silica Holdings, Inc. stockholders’ equity	615,260	705,217
Non-controlling interest	11,531	11,363
Total stockholders' equity	626,791	716,580
Total liabilities and stockholders’ equity	$627,296	$721,667

U.S. SILICA HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Sales	$—	$—	$—
Cost of sales	—	—	—
Operating expenses
Selling, general and administrative	253	253	254
Total operating expenses	253	253	254
Operating loss	(253)	(253)	(254)
Other income (expense)
Interest income	210	1,440	2,784
Total other income	210	1,440	2,784
(Loss) income before income taxes and equity in net earnings of subsidiaries	(43)	1,187	2,530
Income tax expense	—	(327)	(696)
(Loss) income before equity in net earnings of subsidiaries	(43)	860	1,834
Equity in earnings of subsidiaries, net of tax	(115,079)	(330,617)	(202,655)
Net loss	(115,122)	(329,757)	(200,821)
Less: Net loss attributable to non-controlling interest	(1,028)	(675)	(13)
Net loss attributable to U.S. Silica Holdings, Inc.	(114,094)	(329,082)	(200,808)

Net loss	(115,122)	(329,757)	(200,821)
Other comprehensive (loss) income
Unrealized loss on derivatives (net of tax of $973, $(456), and $(470) for 2020, 2019, and 2018, respectively)	3,053	(1,432)	(1,545)
Foreign currency translation adjustment (net of tax of $444, $(60), and $(196) for 2020, 2019 and 2018, respectively)	1,391	(188)	(614)
Pension and other post-retirement benefits liability adjustment (net of tax of $2,207, $(1,024), and $339 for 2020, 2019 and 2018, respectively)	6,931	(3,214)	1,065
Comprehensive loss	(103,747)	(334,591)	(201,915)
Less: Comprehensive loss attributable to non-controlling interest	(1,028)	(675)	(13)
Comprehensive loss attributable to U.S. Silica Holdings, Inc.	(102,719)	(333,916)	(201,902)

U.S. SILICA HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

(amounts in thousands)	Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings - Present	Accumulated Other Comprehensive Income (Loss)	Total U.S. Silica, Inc. Stockholders' Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2018	$812	$(25,456)	$1,147,084	$287,992	$(13,926)	$1,396,506	$—	$1,396,506
Net loss	—	—	—	(200,808)	—	(200,808)	(13)	(200,821)
Unrealized loss on derivatives	—	—	—	—	(1,545)	(1,545)	—	(1,545)
Foreign currency translation adjustment	—	—	—	—	(614)	(614)	—	(614)
Pension and post-retirement liability	—	—	—	—	1,065	1,065	—	1,065
Cash dividend declared ($0.25 per share)	—	—	—	(19,330)	—	(19,330)	—	(19,330)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	22,337	—	—	22,337	—	22,337
Proceeds from options exercised	—	93	(32)	—	—	61	—	61
Shares withheld for employee taxes related to vested restricted stock and stock units	6	(4,383)	(6)	—	—	(4,383)	—	(4,383)
Repurchase of common stock		(148,469)				(148,469)	—	(148,469)
Balance at December 31, 2018	$818	$(178,215)	$1,169,383	$67,854	$(15,020)	$1,044,820	$7,484	$1,052,304
Net loss	—	—	—	(329,082)	—	(329,082)	(675)	(329,757)
Unrealized loss on derivatives	—	—	—	—	(1,432)	(1,432)	—	(1,432)
Foreign currency translation adjustment	—	—	—	—	(188)	(188)	—	(188)
Pension and post-retirement liability	—	—	—	—	(3,214)	(3,214)	—	(3,214)
Cash dividend declared ($0.25 per share)	—	—	—	(18,728)	—	(18,728)	—	(18,728)
Contributions from non-controlling interest	—	—	—	—	—	—	4,554	4,554
Common stock-based compensation plans activity:
Equity-based compensation	—	—	15,906	—	—	15,906	—	15,906
Proceeds from options exercised	—	296	(168)	—	—	128	—	128
Shares withheld for employee taxes related to vested restricted stock and stock units	5	(2,993)	(5)	—	—	(2,993)	—	(2,993)
Balance at December 31, 2019	$823	$(180,912)	$1,185,116	$(279,956)	$(19,854)	$705,217	$11,363	$716,580
Net loss	—	—	—	(114,094)	—	(114,094)	(1,028)	(115,122)
Unrealized gain on derivatives	—	—	—	—	3,053	3,053	—	3,053
Foreign currency translation adjustment	—	—	—	—	1,391	1,391	—	1,391
Pension and post-retirement liability	—	—	—	—	6,931	6,931	—	6,931
Cash dividend declared ($0.02 per share)	—	—	—	(1,446)	—	(1,446)	—	(1,446)
Contributions from non-controlling interest	—	—	—	—	—	—	1,196	1,196
Common stock-based compensation plans activity:
Equity-based compensation	—	—	14,911	—	—	14,911	—	14,911
Shares withheld for employee taxes related to vested restricted stock and stock units	4	(703)	(4)	—	—	(703)	—	(703)
Balance at December 31, 2020	$827	$(181,615)	$1,200,023	$(395,496)	$(8,479)	$615,260	$11,531	$626,791

U.S. SILICA HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Operating activities:
Net loss	$(115,122)	$(329,757)	$(200,821)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Undistributed loss (income) from equity method investment, net	115,079	330,617	202,655
Changes in assets and liabilities, net of effects of acquisitions:
Accounts payable and accrued liabilities	155	(88)	(295)
Net cash provided by operating activities	112	772	1,539
Investing activities:
Investment in subsidiary	—	—	—
Net cash used in investing activities	—	—	—
Financing activities:
Dividends paid	(6,185)	(18,592)	(19,912)
Repurchase of common stock	—	—	(148,469)
Proceeds from options exercised	—	128	61
Tax payments related to shares withheld for vested restricted stock and stock units	(703)	(2,993)	(4,383)
Contributions from non-controlling interest	1,196	4,554	7,497
Net financing activities with subsidiaries	582	(39,171)	40,171
Net cash used in financing activities	(5,110)	(56,074)	(125,035)
Net decrease in cash and cash equivalents	(4,998)	(55,302)	(123,496)
Cash and cash equivalents, beginning of period	51,849	107,151	230,647
Cash and cash equivalents, end of period	$46,851	$51,849	$107,151
Supplemental cash flow information:
Cash (received) paid during the period for:
Interest	$(210)	$(1,440)	$(2,784)

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

No cash dividends were paid to the parent by its consolidated entities for the years presented in the condensed financial statements.
NOTE Y— IMPAIRMENTS

We recorded impairment charges (in thousands) for the years ended December 31, 2020, 2019 and 2018 for the following assets:

Description	December 31, 2020	December 31, 2019	December 31, 2018
Inventories, net	$6,837	$4,100	$3,316
Property, plant and mine development, net	11,822	243,064	109,938
Operating lease right-of-use assets	3,406	115,443	—
Goodwill	86,100	—	164,167
Intangible assets, net	2,523	1,240	4,478
Total	$110,688	$363,847	$281,899

2020 Impairments

During 2020, there was an unprecedented drop in global demand combined with the breakdown of the Organization of the Petroleum Exporting Countries and other oil producing nations ("OPEC+") agreement to restrict oil production that led to one of the largest annual crude oil inventory builds in history. This led to a sharp reduction in global crude oil prices. Containment measures and other economic, travel, and business disruptions caused by COVID-19 also affected refinery activity and future demand for crude oil, and consequently, the services and products of our Oil & Gas Proppants segment. As a result of these triggering events, we completed impairment assessments for our assets, including plant, property and mine development, right-of-use assets, inventories, and other intangible assets.

Inventories, net

We recorded impairment charges primarily related to unused inventory at plants we idled. These charges relate to the Oil & Gas Proppants segment and are recorded in "Goodwill and other asset impairments" in the Consolidated Statements of Operations.

Property, plant and mine development
We estimated the future undiscounted net cash flows of certain asset groupings using estimates of proven and probable sand reserves, estimated future sales prices (considering historical and current prices, price trends and related factors) and operating costs and anticipated capital expenditures. In the cases where the undiscounted cash flows are less than the carrying value of the assets, we recognized an impairment loss equal to the amount by which the carrying value exceeds the fair value of the assets. Impairment charges were recorded related primarily to our Kosse, Texas facility, which was idled. These charges relate to the Oil & Gas Proppants segment and are recorded in "Goodwill and other asset impairments" in the Consolidated Statements of Operations.

Operating lease right-of-use assets

We determined the fair value of the railcars primarily utilizing internally developed cash flow models and quoted market prices, discounted at an appropriate weighted average cost of capital. As a result, we recognized impairment charges primarily related to various equipment leases and an office building lease. These charges relate mainly to the Oil & Gas Proppants segment and are recorded in "Goodwill and other asset impairments" in the Consolidated Statements of Operations.

Goodwill

We performed a quantitative analysis and determined that the goodwill of our Oil & Gas Proppants reporting unit was impaired. We recognized goodwill impairment charges during the first quarter of 2020. These impairment charges were recorded in the "Goodwill and other asset impairments" caption of our Consolidated Statements of Operations. The fair value of our reporting units was determined using the discounted cash flow method.

Intangible assets, net

We recorded impairments of $1.1 million for trade names and $1.4 million for patents and intellectual property as of December 31, 2020, which was recorded in the Industrial & Specialty Products segment as a result of the discontinuance of a minor product line. These charges were recorded in the "Goodwill and other asset impairments" caption of our Consolidated Statements of Operations.

2019 Impairments
During the fourth quarter of 2019, similar to the fourth quarter of 2018, we experienced a sharp decline in customer demand for Northern White frac sand and for regional non-in-basin frac sand as more tons are produced and sold in-basin. Additionally, the price of frac sand decreased significantly. Given the changes in demand and customer preferences of local in-basin sand, we also experienced a significant decline in the utilization of the sand railcar fleet in our transload network. A significant number of sand railcars were put into storage and were no longer used to deliver sand to our customers. In response to these economic conditions, we implemented numerous cost reductions including headcount reductions and a reduction of frac sand capacity at multiple locations. As a result of the aforementioned triggering events, which occurred in the fourth quarter of 2019, we completed an impairment assessment of our frac sand-related assets, including plant, property and mine development, right-of-use assets, inventories, and other intangible assets.

Inventories, net

We recorded impairment charges for unused inventory at frac sand plants we idled. These charges relate to the Oil & Gas Proppants segment and are recorded in "Goodwill and other asset impairments" in the Consolidated Statements of Operations.

Property, plant and mine development
We estimated the future undiscounted net cash flows of asset groupings, which are at the plant level, using estimates of proven and probable sand reserves, estimated future sales prices (considering historical and current prices, price trends and related factors) and operating costs and anticipated capital expenditures. In the cases where the undiscounted cash flows are less than the carrying value of the assets, we recognized an impairment loss equal to the amount by which the carrying value exceeds the fair value of the assets. Impairment charges were recorded mainly related to facilities that have reduced capacity or have been idled, including Tyler, Texas, Sparta, Wisconsin, and Utica, Illinois. These charges relate to the Oil & Gas Proppants segment and are recorded in "Goodwill and other asset impairments" in the Consolidated Statements of Operations.

Operating lease right-of-use assets

We determined the fair value of the railcars primarily utilizing internally developed cash flow models and quoted market prices, discounted at an appropriate weighted average cost of capital. As a result, we recognized impairment charges to write down the value of railcars to their estimated fair value. These charges relate mainly to the Oil & Gas Proppants segment and are recorded in "Goodwill and other asset impairments" in the Consolidated Statements of Operations.

Intangible assets, net

We recorded an impairment of customer relationships related to the Oil & Gas Proppants segment that was recorded in the "Goodwill and other asset impairments" caption of our Consolidated Statements of Operations.

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

Inventories, net

We recorded impairment charges for unused inventory related to the closure of our resin coating facility and associated product portfolio. These charges relate to the Oil & Gas Proppants segment and are recorded in "Goodwill and other asset impairments" in the Consolidated Statements of Operations.

Property, plant and mine development
We estimated the future undiscounted net cash flows of asset groupings using estimates of proven and probable sand reserves, estimated future sales prices (considering historical and current prices, price trends and related factors) and operating costs and anticipated capital expenditures. In the cases where the undiscounted cash flows are less than the carrying value of the assets, we recognized an impairment loss equal to the amount by which the carrying value exceeds the fair value of the assets. Impairment charges were recorded mainly related to facilities that have reduced capacity, have been idled or were undeveloped, including Voca, Texas, Fairchild, Wisconsin, Rochelle, Illinois, and Peru, Illinois. These charges relate to the Oil & Gas Proppants segment and are recorded in "Goodwill and other asset impairments" in the Consolidated Statements of Operations.
Goodwill and Intangible Assets, net

We performed a quantitative analysis and determined that the goodwill of our Oil & Gas Sand reporting unit was impaired. We recognized impairment charges related to goodwill and trade names during the fourth quarter of 2018. These impairment charges were recorded in the "Goodwill and other asset impairments" caption of our Consolidated Statements of Operations. The fair value of our reporting units was determined using a combination of the discounted cash flow method and the market multiples approach.

NOTE Z-SUBSEQUENT EVENTS
We evaluated subsequent events through the date the consolidated financial statements were available for issuance and did not identify any events requiring disclosure.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As noted in the COSO framework, an internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance to management and the Board of Directors regarding achievement of an entity's financial reporting objectives. Based upon the evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2020, as stated in its report below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
U.S. Silica Holdings, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of U.S. Silica Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 26, 2021 expressed an unqualified opinion on those financial statements.
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
February 26, 2021

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to directors and corporate governance will be set forth under “Proposal No. 1: Election of Directors” in the 2021 Proxy Statement and is incorporated herein by reference.
The information required by this item with respect to executive officers of U.S. Silica, pursuant to instruction 3 of paragraph (b) of Item 401 of Regulation S-K, is set forth following Part I, Item 1. of this Annual Report on Form 10-K under “Executive Officers of the Registrant”.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item will be set forth under “Executive and Director Compensation” and “Report of Compensation Committee” in the 2021 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management will be set forth under “Stock Ownership” in the 2021 Proxy Statement and is incorporated herein by reference.
The information required by Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is furnished as a separate item captioned “Securities Authorized for Issuance Under Equity Compensation Plans” included in Part II, Item 5. of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth under “Transactions with Related Persons” and “Determination of Independence” in the 2021 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be set forth under “Ratification of Grant Thornton LLP as Independent Registered Public Accounting Firm for 2021” in the 2021 Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this report:
    Consolidated Financial Statements
The Consolidated Financial Statements, together with the report thereon of Grant Thornton LLP, dated February 26, 2021, are included as part of Item 8. Financial Statements and Supplementary Data.

    Financial Statement Schedules
Schedule I - Condensed Financial Information of Parent (U.S. Silica Holdings, Inc.) at December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 is included in Note X - Parent Company Financial Statements to the Consolidated Financial Statements, included as part of Item 8. Financial Statements and Supplementary Data.

    Exhibits
The information called for by this Item is incorporated herein by reference from the Exhibit Index included in this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1#	Agreement and Plan of Merger, dated as of March 22, 2018, by and among EP Acquisition Parent, Inc. US Silica Company, Tranquility Acquisition Corp., EPMC Parent LLC, as the Stockholders' Representative, and solely for the purposes of Section 11.17, Golden Gate Private Equity, Inc.	10-Q	001-35416	2.1	April 24, 2018
3.1	Third Amended and Restated Certificate of Incorporation of U.S. Silica Holdings, Inc., effective May 4, 2017.	8-K	001-35416	3.1	May 10, 2017
3.2	Third Amended and Restated Bylaws of U.S. Silica Holdings, Inc., effective May 4, 2017.	8-K	001-35416	3.2	May 10, 2017
4.1	Specimen Common Stock Certificate.	S-1/A	333-175636	4.1	December 7, 2011
4.2	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Exchange Act	10-K	001-35416	4.2	February 25, 2020
10.1+	Employment Agreement, dated as of March 22, 2012, by and between U.S. Silica Company and Bryan A. Shinn.	8-K	001-35416	10.11	March 22, 2012
10.2+	Second Amended and Restated 2011 Incentive Compensation Plan.	8-K	001-35416	10.1	May 7, 2020

10.3+	Form of Nonqualified Stock Option Agreement.	S-1/A	333-175636	10.17	August 29, 2011
10.4+	Form of Indemnification Agreement.	S-1/A	333-175636	10.20	December 29, 2011
10.5+	Letter Agreement, dated as of December 27, 2011, by and between William J. Kacal and U.S. Silica Holdings, Inc.	S-1/A	333-175636	10.24	December 29, 2011
10.6+	Letter Agreement, dated April 27, 2012, by and between Peter Bernard and U.S. Silica Holdings, Inc.	8-K	001-35416	10.10	May 1, 2012
10.7+	Letter Agreement, dated October 8, 2013, by and between J. Michael Stice and U.S. Silica Holdings, Inc.	8-K	001-35416	10.10	October 11, 2013
10.8+	Omnibus Amendment dated February 18, 2016 to Award Agreements.	8-K	001-35416	10.3	February 23, 2016
10.9+	Form of Nonqualified Stock Option Agreement.	10-K	001-35416	10.2	February 25, 2015
10.10+	Amendment dated February 18, 2016 to Employment Agreement by and between U.S. Silica Holdings, Inc. and Bryan Shinn.	8-K	001-35416	10.2	February 23, 2016
10.11+	Omnibus Amendment dated November 3, 2016 to Award Agreements.	10-K	001-35416	10.22	February 23, 2017
10.12+	Letter Agreement, effective August 15, 2017, by and between Diane Duren and U.S. Silica Holdings, Inc.	8-K	001-35416	10.1	August 18, 2017
10.13+	Form of Restricted Stock Unit Agreement Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan.	10-Q	001-35416	10.2	April 24, 2018
10.14+	Form of Restricted Stock Agreement Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan.	10-Q	001-35416	10.3	April 24, 2018
10.15	Third Amended and Restated Credit Agreement, dated as of May 1, 2018, by and among U.S. Silica Holdings, Inc., through its subsidiaries, USS Holdings, Inc., as guarantor, and U.S. Silica Company, as borrower, and certain of U.S. Silica’s subsidiaries as additional guarantors and BNP Paribas, as administrative agent and the lenders named therein.	8-K	001-35416	10.1	May 2, 2018
10.16	Consent and Amendment Agreement, dated as of August 23, 2019, among U.S. Silica Company and BNP Paribas, as administrative agent and the lenders named therein, amending that certain Third Amended and Restated Credit Agreement, dated as of May 1, 2018.	10-Q	001-35416	10.1	October 30, 2019
10.17+	Form of Performance Share Unit Agreement (Adjusted Cash Flow) Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan	10-Q	001-35416	10.1	May 1, 2019
10.18+	Form of Performance Share Unit Agreement (Relative TSR) Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan	10-Q	001-35416	10.2	May 1, 2019
10.19+	Form of Restricted Stock Agreement Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan.	10-Q	001-35416	10.3	May 1, 2019

10.20+	Form of Restricted Stock Unit Agreement, pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan.	10-Q	001-35416	10.1	May 1, 2020
10.21+	U.S. Silica Holdings, Inc. Amended and Restated Change in Control Severance Plan, as amended and restated April 29, 2020.	10-Q	001-35416	10.2	May 1, 2020
10.22+†	Separation, Severance and General Release Agreement entered into by and between Bradford B. Casper and U.S. Silica Company effective August 31, 2020.	10-Q	001-35416	10.1	October 29, 2020
21.1*	List of subsidiaries of U.S. Silica Holdings, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification by Bryan A. Shinn, Chief Executive Officer.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification by Donald A. Merril, Chief Financial Officer.
32.1*	Section 1350 Certification by Bryan A. Shinn, Chief Executive Officer.
32.2*	Section 1350 Certification by Donald A. Merril, Chief Financial Officer.
95.1*	Mine Safety Disclosure.
101*	101.INS XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH XBRL Taxonomy Extension Schema
101.CAL XBRL Taxonomy Extension Calculation
101.LAB XBRL Taxonomy Extension Labels
101.PRE XBRL Taxonomy Extension Presentation
101.DEF XBRL Taxonomy Extension Definition
104*	Cover Page from the Company's Annual Report on Form 10-K for the year ended December 31, 2020 formatted Inline XBRL (and contained in Exhibit 101)

#	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish the omitted schedules to the Securities and Exchange Commission upon request by the Commission.

+	Management contract or compensatory plan/arrangement
*	Filed herewith
†	Certain information in Exhibit 10.30 has been omitted pursuant to Item 601(b)(2) of Regulation S-K because it is both not material and would be competitively harmful if publicly disclosed. We will furnish a copy of the unredacted exhibit to the Securities and Exchange Commission upon request by the Commission.
We will furnish to any of our stockholders a copy of any of the above exhibits upon the written request of such stockholder and the payment to U.S. Silica Holdings, Inc. of the reasonable expenses incurred in furnishing such copy or copies.

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of February, 2021.

U.S. Silica Holdings, Inc.

/s/ BRYAN A. SHINN
Name:	Bryan A. Shinn
Title:	Chief Executive Officer
    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ BRYAN A. SHINN	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2021
Bryan A. Shinn

/S/ DONALD A. MERRIL	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2021
Donald A. Merril

/S/ CHARLES SHAVER	Chairman of the Board	February 26, 2021
Charles Shaver

/S/ PETER BERNARD	Director	February 26, 2021
Peter Bernard

/s/ DIANE DUREN	Director	February 26, 2021
Diane Duren

/S/ WILLIAM J. KACAL	Director	February 26, 2021
William J. Kacal

/S/ J. MICHAEL STICE	Director	February 26, 2021
J. Michael Stice

S-1