Form 10-Q
period 2021-03-31
U.S. SILICA HOLDINGS, INC.
filed 2021-04-30
CIK 1524741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☑
As of April 23, 2021, 74,341,417 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

U.S. SILICA HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2021

PART I-FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; dollars in thousands)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$154,411	$150,920
Accounts receivable, net	211,840	206,934
Inventories, net	106,151	104,684
Prepaid expenses and other current assets	24,321	23,147
Income tax deposits	410	628
Total current assets	497,133	486,313
Property, plant and mine development, net	1,333,317	1,368,092
Lease right-of-use assets	35,697	37,469
Goodwill	185,649	185,649
Intangible assets, net	157,219	159,582
Other assets	9,218	9,842
Total assets	$2,218,233	$2,246,947
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$127,123	$121,920
Current portion of operating lease liabilities	16,571	17,388
Current portion of long-term debt	40,200	42,042
Current portion of deferred revenue	13,956	13,545
Total current liabilities	197,850	194,895
Long-term debt, net	1,196,559	1,197,660
Deferred revenue	17,972	20,147
Liability for pension and other post-retirement benefits	34,543	48,169
Deferred income taxes, net	47,630	49,386
Operating lease liabilities	71,603	76,361
Other long-term liabilities	33,801	33,538
Total liabilities	1,599,958	1,620,156
Commitments and Contingencies (Note N)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; zero issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 83,596,565 issued and 74,306,324 outstanding at March 31, 2021; 83,143,176 issued and 73,986,566 outstanding at December 31, 2020	832	827
Additional paid-in capital	1,203,922	1,200,023
Retained deficit	(416,267)	(395,496)
Treasury stock, at cost, 9,290,241 and 9,156,610 shares at March 31, 2021 and December 31, 2020, respectively	(182,515)	(181,615)
Accumulated other comprehensive income (loss)	1,103	(8,479)
Total U.S. Silica Holdings, Inc. stockholders’ equity	607,075	615,260
Non-controlling interest	11,200	11,531
Total stockholders' equity	618,275	626,791
Total liabilities and stockholders’ equity	$2,218,233	$2,246,947
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Sales:
Product	$191,390	$222,161
Service	43,026	47,438
Total sales	234,416	269,599
Cost of sales (excluding depreciation, depletion and amortization):
Product	142,797	165,496
Service	34,192	35,821
Total cost of sales (excluding depreciation, depletion and amortization)	176,989	201,317
Operating expenses:
Selling, general and administrative	26,224	30,052
Depreciation, depletion and amortization	41,348	38,449
Goodwill and other asset impairments	38	103,866
Total operating expenses	67,610	172,367
Operating loss	(10,183)	(104,085)
Other (expense) income:
Interest expense	(17,711)	(22,277)
Other income, net, including interest income	2,605	17,671
Total other expense	(15,106)	(4,606)
Loss before income taxes	(25,289)	(108,691)
Income tax benefit	4,354	36,086
Net loss	$(20,935)	$(72,605)
Less: Net loss attributable to non-controlling interest	(157)	(260)
Net loss attributable to U.S. Silica Holdings, Inc.	$(20,778)	$(72,345)
Loss per share attributable to U.S. Silica Holdings, Inc.:
Basic	$(0.28)	$(0.98)
Diluted	$(0.28)	$(0.98)
Weighted average shares outstanding:
Basic	73,927	73,467
Diluted	73,927	73,467
Dividends declared per share	$—	$0.02
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(20,935)	$(72,605)
Other comprehensive income (loss):
Unrealized gain on derivatives (net of tax of zero and $67 for the three months ended March 31, 2021 and 2020, respectively)	—	211
Foreign currency translation adjustment (net of tax of $(180) and $(92) for the three months ended March 31, 2021 and 2020, respectively)	(569)	(289)
Pension and other post-retirement benefits liability adjustment (net of tax of $3,234 and $(1,634) for the three months ended March 31, 2021 and 2020, respectively)	10,151	(5,128)
Comprehensive loss	$(11,353)	$(77,811)
Less: Comprehensive loss attributable to non-controlling interest	(157)	(260)
Comprehensive loss attributable to U.S. Silica Holdings, Inc.	$(11,196)	$(77,551)
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; dollars in thousands, except per share amounts)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total U.S. Silica Holdings Inc., Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2020	$827	$(181,615)	$1,200,023	$(395,496)	$(8,479)	$615,260	$11,531	$626,791
Net loss	—	—	—	(20,778)	—	(20,778)	(157)	(20,935)
Foreign currency translation adjustment	—	—	—	—	(569)	(569)	—	(569)
Pension and post-retirement liability	—	—	—	—	10,151	10,151	—	10,151
Cash dividend declared	—	—	—	7	—	7	—	7
Distributions to non-controlling interest	—	—	—	—	—	—	(174)	(174)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	4,143	—	—	4,143	—	4,143
Proceeds from options exercised	—	344	(239)	—	—	105	—	105
Tax payments related to shares withheld for vested restricted stock and stock units	5	(1,244)	(5)	—	—	(1,244)	—	(1,244)
Balance at March 31, 2021	$832	$(182,515)	$1,203,922	$(416,267)	$1,103	$607,075	$11,200	$618,275

Balance at December 31, 2019	$823	$(180,912)	$1,185,116	$(279,956)	$(19,854)	$705,217	$11,363	$716,580
Net loss	—	—	—	(72,345)	—	(72,345)	(260)	(72,605)
Unrealized gain on derivatives	—	—	—	—	211	211	—	211
Foreign currency translation adjustment	—	—	—	—	(289)	(289)	—	(289)
Pension and post-retirement liability	—	—	—	—	(5,128)	(5,128)	—	(5,128)
Cash dividend declared ($0.0200 per share)	—	—	—	(1,561)	—	(1,561)	—	(1,561)
Distributions to non-controlling interest	—	—	—	—	—	—	(4)	(4)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	2,847	—	—	2,847	—	2,847
Tax payments related to shares withheld for vested restricted stock and stock units	1	(457)	(1)	—	—	(457)	—	(457)
Balance at March 31, 2020	$824	$(181,369)	$1,187,962	$(353,862)	$(25,060)	$628,495	$11,099	$639,594

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net loss	$(20,935)	$(72,605)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	41,348	38,449
Goodwill and other asset impairments	38	103,866
Debt issuance amortization	1,271	1,290
Original issue discount amortization	258	260
Deferred income taxes	(4,869)	(36,979)
Deferred revenue	(5,132)	(2,525)
Gain on disposal of property, plant and equipment	(35)	(419)
Equity-based compensation	4,143	2,847
Allowance for credit losses, net of recoveries	10	902
Other	18,456	(16,792)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,917)	(13,471)
Inventories	(1,467)	2,917
Prepaid expenses and other current assets	(568)	(2,146)
Income taxes	218	578
Accounts payable and accrued expenses	9,053	(40,455)
Operating lease liabilities	(8,159)	(17,365)
Liability for pension and other post-retirement benefits	(13,602)	6,751
Other noncurrent assets and liabilities	(1,469)	6,768
Net cash provided by (used in) operating activities	13,642	(38,129)
Investing activities:
Capital expenditures	(3,511)	(16,116)
Capitalized intellectual property costs	(95)	(494)
Proceeds from sale of property, plant and equipment	72	224
Net cash used in investing activities	(3,534)	(16,386)
Financing activities:
Dividends paid	—	(4,604)
Proceeds from options exercised	105	—
Tax payments related to shares withheld for vested restricted stock and stock units	(1,244)	(457)
Proceeds from draw down of the Revolver	—	25,000
Payments on short-term debt	(2,077)	(2,674)
Payments on long-term debt	(3,200)	(3,782)
Distributions to non-controlling interest	(174)	(4)
Principal payments on finance lease obligations	(27)	(3)
Net cash (used in) provided by financing activities	(6,617)	13,476
Net increase (decrease) in cash and cash equivalents	3,491	(41,039)
Cash and cash equivalents, beginning of period	150,920	185,740
Cash and cash equivalents, end of period	$154,411	$144,701

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited; dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$16,104	$20,677
Taxes, net of refunds	$(15,889)	$101
Non-cash items:
Accrued capital expenditures	$792	$20,111
Net assets assumed in business acquisition	$68	$10,955
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except per share amounts)
NOTE A—ORGANIZATION AND BASIS OF PRESENTATION
Organization
U.S. Silica Holdings, Inc. (“Holdings,” and together with its subsidiaries “we,” “us” or the “Company”) is a global performance materials company and a leading producer of commercial silica used in the oil and gas industry and in a wide range of industrial applications. In addition, through our subsidiary EP Minerals, LLC ("EPM"), we are an industry leader in the production of industrial minerals, including diatomaceous earth, clay (calcium bentonite and calcium montmorillonite) and perlite. During our 121-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver products to customers across our end markets. Our operations are organized into two reportable segments based on end markets served: (1) Oil & Gas Proppants and (2) Industrial & Specialty Products. See Note T - Segment Reporting for more information on our reportable segments.
Basis of Presentation and Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements for the quarter ended March 31, 2021 included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). They do not contain certain information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020; therefore, the unaudited Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Operating results for the three-month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021. In the opinion of management, all adjustments necessary for a fair presentation have been included. Such adjustments are of a normal, recurring nature.
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
Reclassifications
Certain reclassifications of prior period presentations were made to conform to the current period presentation.
NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates and Assumptions
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The areas requiring the use of management estimates and assumptions relate to the purchase price allocation for businesses acquired; mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production amortization calculations; environmental, reclamation and closure obligations; estimates of recoverable minerals; estimates of allowance for credit losses; estimates of fair value for certain reporting units and asset impairments (including impairments of goodwill, intangible assets and other long-lived assets); write-downs of inventory to net realizable value; equity-based compensation expense; post-employment, post-retirement and other employee benefit liabilities; valuation allowances for deferred tax assets; contingent considerations; reserves for contingencies and litigation and the fair value and accounting treatment of financial instruments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

New Accounting Pronouncements Recently Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing several exceptions and also simplify the accounting for income taxes by requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements (however, an entity may elect to do so on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority, requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date, and making minor codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We adopted this guidance during the first quarter of 2021 and it did not have a material impact to our Condensed Consolidated Financial Statements.
New Accounting Pronouncements Not Yet Adopted

None

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
The following table shows the computation of basic and diluted earnings per share for the three months ended March 31, 2021 and 2020:

In thousands, except per share amounts	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss attributable to U.S. Silica Holdings, Inc.	$(20,778)	$(72,345)

Denominator:
Weighted average shares outstanding	73,927	73,467
Diluted effect of stock awards	—	—
Weighted average shares outstanding assuming dilution	73,927	73,467

Loss per share attributable to U.S. Silica Holdings, Inc.:
Basic loss per share	$(0.28)	$(0.98)
Diluted loss per share	$(0.28)	$(0.98)
Potentially dilutive shares were excluded from the calculation of diluted weighted average shares outstanding and diluted earnings per share because we were in a net loss position. Certain stock options, restricted stock awards and performance share units were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Such potentially dilutive shares and stock awards excluded from the calculation of diluted loss per common share were as follows:

In thousands	Three Months Ended March 31,
	2021	2020
Potentially dilutive shares excluded	1,852	41
Stock options excluded	608	827
Restricted stock and performance share unit awards excluded	50	2,391
NOTE D—CAPITAL STRUCTURE AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Common Stock
Our Amended and Restated Certificate of Incorporation authorizes up to 500,000,000 shares of common stock, par value of $0.01. Subject to the rights of holders of any series of preferred stock, all of the voting power of the stockholders of Holdings shall be vested in the holders of the common stock. There were 83,596,565 shares issued and 74,306,324 shares outstanding at March 31, 2021. There were 83,143,176 shares issued and 73,986,566 shares outstanding at December 31, 2020.
Dividends
Any determination to pay dividends and other distributions in cash, stock, or property by Holdings in the future will be at the discretion of our Board of Directors and will be dependent on then-existing conditions, including our business and financial condition, results of operations, liquidity, capital requirements, contractual restrictions including restrictive covenants contained in our debt agreements, and other factors. Additionally, because we are a holding company, our ability to pay dividends on our common stock may be limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us, including restrictions under the terms of the agreements governing our indebtedness. During 2020, our Board of Directors determined that it was not in the best interest of our shareholders to issue a dividend subsequent to the second quarter and for the remainder of the year. The Board of Directors will make determinations regarding future dividends on a quarterly basis using the criteria described above.
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

There were no shares of preferred stock issued or outstanding at March 31, 2021 or December 31, 2020. At present, we have no plans to issue any preferred stock.
Share Repurchase Program
In May 2018, our Board of Directors authorized the repurchase of up to $200 million of our common stock from time to time on the open market or in privately negotiated transactions. Stock repurchases, if any, will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. As of March 31, 2021, we have repurchased a total of 5,036,139 shares of our common stock at an average price of $14.59 and have $126.5 million of remaining availability under this program. We did not repurchase any shares during the three months ended March 31, 2021.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists of fair value adjustments associated with accumulated adjustments for net experience losses and prior service costs related to employee benefit plans and foreign currency translation adjustments, net of tax. The following table presents the changes in accumulated other comprehensive income (loss) by component (in thousands):

	For the Three Months Ended March 31, 2021
	Foreign currency translation adjustments	Pension and other post-retirement benefits liability	Total
Beginning Balance	$583	$(9,062)	$(8,479)
Other comprehensive (loss) gain before reclassifications	(569)	9,423	8,854
Amounts reclassified from accumulated other comprehensive loss	—	728	728
Ending Balance	$14	$1,089	$1,103
Amounts reclassified from related to pension and other post-retirement benefits are included in the computation of net periodic benefit costs at their pre-tax amounts.

NOTE E—BUSINESS COMBINATIONS

    During the first quarter of 2020, we settled multiple intellectual property and contractual lawsuits involving our SandBox Logistics unit and Arrows Up, LLC.  As part of the settlement, SandBox Logistics took control of Arrows Up's existing business, including all equipment and sand logistics contracts, while also receiving a cash payment.

    We have accounted for the acquisition of Arrows Up, LLC under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Estimates of fair value included in the Condensed Consolidated Financial Statements represent our best estimates and valuations. In accordance with the acquisition method of accounting, the fair values are subject to adjustment until we completed our analysis, which was during the first quarter of 2021. This business combination resulted in a bargain purchase pursuant to ASC 805-30-25 because no consideration was paid for the fair value of assets acquired and liabilities assumed. The fair value of assets acquired, which included cash, accounts receivable, inventories, lease right-of-use assets, and property plant, and equipment, was $20.1 million. The fair value of liabilities assumed, which included lease liabilities and other long-term liabilities, was $2.5 million. A gain on bargain purchase of $17.6 million was recorded in "Other income, net, including interest income" in the Condensed Consolidated Statement of Operations.

In the three months ended March 31, 2021, we recorded a $0.1 million increase to accounts receivable. The total adjustments during the measurement period of $2.4 million were recorded as a net decrease to the initial gain on bargain purchase and recorded in "Other (expense) income, net, including interest income" in the Condensed Consolidated Statement of Operations.

NOTE F—ACCOUNTS RECEIVABLE
Accounts receivable are recorded when billed or accrued and represent claims against third parties that will be settled in cash. The carrying value of our accounts receivable, net of the allowance for credit losses, represents their estimated net realizable value. Accounts receivable (in thousands) consisted of the following:

	March 31, 2021	December 31, 2020
Trade receivables	$194,170	$171,230
Less: Allowance for credit losses	(6,601)	(6,604)
Net trade receivables	187,569	164,626
Other receivables(1)	24,271	42,308
Total accounts receivable	$211,840	$206,934

(1)
At March 31, 2021 and December 31, 2020, other receivables included $21.4 million and $37.4 million, respectively, of refunds related to NOL carryback claims filed for various tax years in accordance with certain provisions of the CARES Act.

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
The following table reflects the change of the allowance for credit losses (in thousands) for the three months ended March 31, 2021, disaggregated by portfolio segments:

	Oil & Gas Proppants	Industrial & Specialty Products	Total
Beginning balance, December 31, 2020	$5,684	$920	$6,604
Allowance for credit losses	—	10	10
Write-offs	(16)	3	(13)
Ending balance, March 31, 2021	$5,668	$933	$6,601
Our ten largest customers accounted for 42% and 38% of total sales for the three months ended March 31, 2021 and 2020, respectively. No customers accounted for 10% or more of our total sales for the three months ended March 31, 2021. Sales to one of our customers accounted for 10% for the three months ended March 31, 2020. No other customers accounted for 10% or more of our total sales during the same periods. At March 31, 2021, one of our customer's accounts receivable represented 22% of our total trade accounts receivable. At December 31, 2020, the same customer's accounts receivable represented 24% of our total trade accounts receivable. No other customers accounted for 10% or more of our total trade accounts receivable during the same periods.
NOTE G—INVENTORIES
At March 31, 2021 and December 31, 2020, inventories (in thousands) consisted of the following:

	March 31, 2021	December 31, 2020
Supplies	$41,624	$42,329
Raw materials and work in process	34,261	33,723
Finished goods	30,266	28,632
Total inventories	$106,151	$104,684

During 2020, there was an unprecedented drop in global demand combined with the breakdown of the Organization of the Petroleum Exporting Countries and other oil producing nations ("OPEC+") agreement to restrict oil production that led to one of the largest annual crude oil inventory builds in history. This led to sharp reductions in global crude oil prices. Containment measures and other economic, travel, and business disruptions caused by COVID-19 also affected refinery activity and future demand for crude oil, and consequently, the services and products of our Oil & Gas Proppants Segment. As a result of these events, we recorded impairment charges of $5.7 million for the three months ended March 31, 2020 primarily related to unused inventory at idled plants. These charges related to the Oil & Gas Proppants Segment and were recorded in "Goodwill and other asset impairments" in the Condensed Consolidated Statements of Operations. No impairment charges were recorded related to inventory for the three months ended March 31, 2021.
NOTE H—PROPERTY, PLANT AND MINE DEVELOPMENT
At March 31, 2021 and December 31, 2020, property, plant and mine development (in thousands) consisted of the following:

	March 31, 2021	December 31, 2020
Mining property and mine development	$789,143	$788,287
Asset retirement cost	15,985	15,985
Land	55,292	54,710
Land improvements	76,290	76,002
Buildings	69,982	69,841
Machinery and equipment	1,172,940	1,171,382
Furniture and fixtures	4,071	4,071
Construction-in-progress	27,299	27,216
	2,211,002	2,207,494
Accumulated depreciation, depletion, amortization and impairment charges	(877,685)	(839,402)
Total property, plant and mine development, net	$1,333,317	$1,368,092
Depreciation, depletion, and amortization expense related to property, plant and mine development was $38.6 million and $35.4 million for the three months ended March 31, 2021 and 2020, respectively.
During 2020, there was an unprecedented drop in global demand combined with the breakdown of the OPEC+ agreement to restrict oil production that led to one of the largest annual crude oil inventory builds in history. This led to sharp reductions in global crude oil prices. Containment measures and other economic, travel, and business disruptions caused by COVID-19 also affected refinery activity and future demand for crude oil, and consequently, the services and products of our Oil & Gas Proppants Segment. As a result of these events, we recorded impairment charges of $10.3 million for the three months ended March 31, 2020 related primarily to our Kosse, Texas facility, which was idled. These impairment charges related to the Oil & Gas Proppants Segment and were recorded in "Goodwill and other asset impairments" in the Condensed Consolidated Statements of Operations. No impairment charges were recorded related to property, plant and mine development for the three months ended March 31, 2021.
On March 21, 2018, we completed the sale of three transload facilities located in the Permian, Eagle Ford, and Marcellus Basins to CIG Logistics (“CIG”) for total consideration of $86.1 million, including the assumption by CIG of $2.2 million of Company obligations. Total cash consideration was $83.9 million. The consideration includes receipt of a vendor incentive from CIG to enter into master transloading service arrangements. Of the total consideration, $25.8 million was allocated to the fair value of the transload facilities, which had a net book value of $20.0 million and resulted in a gain on sale of $5.8 million. The consideration included a related asset retirement obligation of $2.1 million and an equipment note of $0.1 million assumed by CIG. In addition, $60.3 million of the consideration received in excess of the facilities' fair value was allocated to vendor incentives to be recognized as a reduction of costs using a service-level methodology over the contract lives of the transloading service arrangements. At March 31, 2021, vendor incentives of $2.4 million were classified in accounts payable and accrued expenses on our balance sheet.

NOTE I—GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill (in thousands) by business segment consisted of the following:

	Oil & Gas Proppants Segment	Industrial & Specialty Products Segment	Totals
Balance at December 31, 2020	$—	$185,649	$185,649
Impairment loss	—	—	—
Balance at March 31, 2021	$—	$185,649	$185,649

Goodwill and trade names are evaluated for impairment annually as of October 31, or more frequently when indicators of impairment exist. We evaluated events and circumstances since the date of our last qualitative assessment, including macroeconomic conditions, industry and market conditions, and our overall financial performance.

During 2020, there was an unprecedented drop in global demand combined with the breakdown of the OPEC+ agreement to restrict oil production that led to one of the largest annual crude oil inventory builds in history. This led to sharp reductions in global crude oil prices. Containment measures and other economic, travel, and business disruptions caused by COVID-19 also affected refinery activity and future demand for crude oil, and consequently, the services and products of our Oil & Gas Proppants Segment. As a result of these triggering events, we performed a quantitative analysis and determined that the goodwill of our Oil & Gas reporting unit was impaired. We recognized goodwill impairment charges of $86.1 million for the three months ended March 31, 2020, which were recorded in "Goodwill and other asset impairments" in the Condensed Consolidated Statements of Operations. There were no triggering events during the first quarter, therefore, no impairment charges were recorded related to goodwill for the three months ended March 31, 2021.
The changes in the carrying amount of intangible assets (in thousands) consisted of the following:

	March 31, 2021				December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Impairments	Net	Gross Carrying Amount	Accumulated Amortization	Impairments	Net

Technology and intellectual property	$71,108	$(21,446)	$—	$49,662	$71,052	$(18,854)	$(1,373)	$50,825
Customer relationships	66,999	(24,382)	—	42,617	66,999	(23,182)	—	43,817
Total definite-lived intangible assets:	$138,107	$(45,828)	$—	$92,279	$138,051	$(42,036)	$(1,373)	$94,642
Trade names	64,240	—	—	64,240	65,390	—	(1,150)	64,240
Other	700	—	—	700	700	—	—	700
Total intangible assets:	$203,047	$(45,828)	$—	$157,219	$204,141	$(42,036)	$(2,523)	$159,582

Estimated useful life of technology and intellectual property is 15 years. Estimated useful life of customer relationships is a range of 13 - 20 years.

Amortization expense was $2.4 million and $2.7 million for the three months ended March 31, 2021, and 2020, respectively.

The estimated amortization expense related to definite-lived intangible assets (in thousands) for the five succeeding years is as follows:

2021 (remaining nine months)	$7,263
2022	9,667
2023	9,662
2024	9,663
2025	9,662
NOTE J—DEBT
At March 31, 2021 and December 31, 2020, debt (in thousands) consisted of the following:

	March 31, 2021	December 31, 2020
Senior secured credit facility:
Revolver expiring May 1, 2023 (4.13% at March 31, 2021 and 4.19% at December 31, 2020)	$25,000	$25,000
Term Loan—final maturity May 1, 2025 (5.00% at March 31, 2021 and 5.00% at December 31, 2020)	1,231,600	1,234,800
Less: Unamortized original issue discount	(4,118)	(4,376)
Less: Unamortized debt issuance cost	(18,987)	(20,259)
Insurance financing notes payable	2,107	4,187
Finance leases	1,157	350
Total debt	1,236,759	1,239,702
Less: current portion	(40,200)	(42,042)
Total long-term portion of debt	$1,196,559	$1,197,660
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
The Credit Facility contains covenants that, among other things, limit our ability, and certain of our subsidiaries' abilities, to create, incur or assume indebtedness and liens, to make acquisitions or investments, to sell assets and to pay dividends. The Credit Agreement also requires us to maintain a consolidated leverage ratio of no more than 3.75:1.00 as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 30% of the Revolver commitment. These covenants are subject to a number of important exceptions and qualifications. The Credit Agreement includes events of default and other affirmative and negative covenants that are usual for facilities and transactions of this type. As of March 31, 2021 and December 31, 2020, we are in compliance with all covenants in accordance with our senior secured Credit Facility.

Term Loan
At March 31, 2021, contractual maturities of our Term Loan (in thousands) are as follows:

2021 (remaining nine months)	$9,600
2022	12,800
2023	12,800
2024	12,800
2025	1,183,600
Thereafter	—
Total	$1,231,600
Revolving Line-of-Credit
We have a $100.0 million Revolver with $25.0 million drawn and $23.3 million allocated for letters of credit as of March 31, 2021, leaving $51.7 million available under the Revolver. We have the intent and ability to repay the amounts outstanding on the Revolver within one year, therefore, the outstanding balance as of March 31, 2021 has been classified as current.
Based on our consolidated leverage ratio of 6.37:1.00 as of March 31, 2021, we may draw up to approximately $30.0 million without the consent of our lenders. With the consent of our lenders, we have access to the full availability of the Revolver.
Insurance Financing Notes Payable
During the third quarter of 2020, the Company renewed its insurance policies and financed the payments through notes payable with a stated interest rate of 3.0%. These payments will be made in installments throughout a nine-month period and, as such, have been classified as current debt. As of March 31, 2021, the notes payable had a balance of $2.1 million.

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
As of March 31, 2021 and 2020, we had a liability of $25.3 million and $25.3 million, respectively, in other long-term liabilities related to our asset retirement obligations. Changes in the asset retirement obligations (in thousands) during the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021	2020
Beginning balance	$24,717	$25,825
Accretion	342	373
Additions and revisions of estimates	279	(890)
Ending balance	$25,338	25,308
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
Cash Equivalents
Due to the short-term maturity, we believe our cash equivalent instruments at March 31, 2021 and December 31, 2020, approximate their reported carrying values.
Long-Term Debt, Including Current Maturities
We believe that the fair values of our long-term debt, including current maturities, approximate their carrying values based on their effective interest rates compared to current market rates.
NOTE M—EQUITY-BASED COMPENSATION
In July 2011, we adopted the U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan (the “2011 Plan”), which was amended and restated in May 2015 and amended and restated effective February 1, 2020. The 2011 Plan provides for grants of stock options, restricted stock, performance share units and other incentive-based awards. We believe our 2011 Plan aligns the interests of our employees and directors with those of our common stockholders. At March 31, 2021, we had 2,645,658 shares of common stock that may be issued under the 2011 Plan. We use a combination of treasury stock and new shares if necessary to satisfy option exercises or vesting of restricted awards and performance share units.

Stock Options

The following table summarizes the status of, and changes in, our stock option awards during the three months ended March 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2020	826,215	$29.05	3.1 years
Granted	—	$—
Exercised	(10,164)	$10.33
Forfeited	(113,333)	$24.76
Expired	—	$—
Outstanding at March 31, 2021	702,718	$30.01	3.0 years
Exercisable at March 31, 2021	702,718	$30.01	3.0 years
There were no grants of stock options during the three months ended March 31, 2021 and 2020.
There were 10,164 stock options exercised during the three months ended March 31, 2021. The total intrinsic value of stock options exercised was $44 thousand for the three months ended March 31, 2021. Cash received from stock options exercised during the three months ended March 31, 2021 was $105 thousand. The tax benefit realized from stock option exercises was $11 thousand for the three months ended March 31, 2021. There were no stock options exercised during the three months ended March 31, 2020.
As of March 31, 2021 and 2020, there was no unrecognized compensation expense related to these options. We account for forfeitures as they occur.
Restricted Stock and Restricted Stock Unit Awards
The following table summarizes the status of, and changes in, our unvested restricted stock awards during the three months ended March 31, 2021:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2020	1,779,826	$6.22
Granted	633,973	$9.77
Vested	(443,225)	$7.52
Forfeited	(9,762)	$12.82
Unvested, March 31, 2021	1,960,812	$6.92
We granted 633,973 and 900,852 restricted stock and restricted stock unit awards during the three months ended March 31, 2021 and 2020, respectively. The fair value of the awards was based on the market price of our stock at date of grant.
We recognized $1.6 million and $1.5 million of equity-based compensation expense related to restricted stock awards during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was $10.9 million of unrecognized compensation expense related to these restricted stock awards, which is expected to be recognized over a weighted-average period of 2.2 years.
We also granted cash awards during the three months ended March 31, 2020. These awards will vest over a period of three years and will be settled in cash. As such, these awards have been classified as liability instruments. We recognized $0.4 million and $0.1 million of expense related to these awards for the three months ended March 31, 2021 and 2020, respectively. The liability for these awards is included in accounts payable and other accrued expenses on our balance sheets. These awards will be remeasured at fair value each reporting period with resulting changes reflected in our income statements. Estimated unrecognized expense related to these awards is $1.8 million over a period of 1.9 years.

Performance Share Unit Awards
The following table summarizes the status of, and changes in, our performance share unit awards during the three months ended March 31, 2021:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2020	1,513,648	$12.36
Granted	773,023	$11.46
Vested	—	$—
Forfeited/Cancelled	(177,242)	$30.63
Unvested, March 31, 2021	2,109,429	$10.54
We granted 773,023 and 1,020,161 performance share units during the three months ended March 31, 2021 and 2020, respectively. The grant date fair value for these awards was estimated using a Monte Carlo simulation model. The Monte Carlo simulation model requires the use of highly subjective assumptions. Our key assumptions in the model included the price and the expected volatility of our common stock and our self-determined peer group companies’ stock, risk-free rate of interest, dividend yields and cross-correlations between our common stock and our self-determined peer group companies' stock.
We recognized $2.5 million and $1.3 million of compensation expense related to performance share unit awards during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was $14.0 million of unrecognized compensation expense related to these performance share unit awards, which is expected to be recognized over a weighted-average period of 2.3 years.
We also granted cash awards during the three months ended March 31,2020. These awards will vest over a period of three years and will be settled in cash. As such, these awards have been classified as liability instruments. We recognized $0.2 million and $0.7 million of expense related to these awards for the three months ended March 31, 2021 and 2020, respectively. The liability for these awards is included in accounts payable and other accrued expenses on our balance sheets. These awards will be remeasured at fair value each reporting period with resulting changes reflected in our income statements. Estimated unrecognized expense related to these awards is $1.0 million over a period of 1.9 years.
NOTE N—COMMITMENTS AND CONTINGENCIES
Future Minimum Annual Commitments at March 31, 2021 (in thousands):

Minimum Purchase Commitments
2021 (remaining nine months)	$10,297
2022	10,258
2023	10,258
2024	6,950
2025	2,584
Thereafter	6,604
Total future purchase commitments	$46,951
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
Other Commitments and Contingencies
Our operating subsidiary, U.S. Silica Company (“U.S. Silica”), has been named as a defendant in various product liability claims alleging silica exposure causing silicosis. During the three months ended March 31, 2021, one new claim was brought against U.S. Silica. As of March 31, 2021, there were 52 active silica-related product liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, it is not reasonably possible that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations that exceeds the accrual amounts.
We have recorded estimated liabilities for these claims in other long-term liabilities as well as estimated recoveries under the indemnity agreement and an estimate of future recoveries under insurance in other assets on our consolidated balance sheets. As of both March 31, 2021 and December 31, 2020, other non-current assets included zero for insurance for third-party product liability claims. As of March 31, 2021 and December 31, 2020 other long-term liabilities included $0.9 million and $1.0 million, respectively, for third-party product liability claims.
Obligations under Guarantees
We have indemnified our insurers against any loss they may incur in the event that holders of surety bonds, issued on our behalf, execute the bonds. As of March 31, 2021, there was $37.3 million in bonds outstanding, of which $33.3 million related to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to licenses, permits, and tax collection.
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
Net pension benefit cost (in thousands) consisted of the following for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Service cost	$805	$653
Interest cost	739	989
Expected return on plan assets	(1,429)	(1,421)
Net amortization and deferral	950	894
Net pension benefit costs	$1,065	$1,115

Net post-retirement benefit cost (in thousands) consisted of the following for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Service cost	$19	$25
Interest cost	102	129
Net post-retirement benefit costs	$121	$154
We contributed $1.3 million and $0.7 million to the qualified pension plan for the three months ended March 31, 2021 and 2020, respectively. Our best estimates of expected contributions to the pension and post-retirement medical benefit plans for the 2021 fiscal year are $5.3 million and $1.2 million, respectively.
We contribute to three multiemployer defined benefit pension plans under the terms of collective-bargaining agreements for union-represented employees. A multiemployer plan is subject to collective bargaining for employees of two or more unrelated companies. These plans allow multiple employers to pool their pension resources and realize efficiencies associated with the daily administration of the plan. Multiemployer plans are generally governed by a board of trustees composed of management and labor representatives and are funded through employer contributions. However, in most cases, management is not directly represented. Our contributions to individual multiemployer pension funds did not exceed 5% of the fund’s total contributions for the three months ended March 31, 2021 and 2020. Additionally, our contributions to multiemployer post-retirement benefit plans were immaterial for all periods presented in the accompanying condensed consolidated financial statements.
We also sponsor a defined contribution plan covering certain employees. We contribute to the plan in two ways. For certain employees not covered by the defined benefit plan, we make a contribution equal to 4% of their salary. For all other eligible employees, we make a contribution up to 6% of eligible earnings. Contributions were $1.5 million and $1.8 million for the three months ended March 31, 2021 and 2020, respectively.
NOTE P— LEASES
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
Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

Leases	Classification	March 31, 2021	December 31, 2020
Assets
Operating	Lease right-of-use assets	$34,568	$37,130
Finance	Lease right-of-use assets	1,129	339
Total leased assets		$35,697	$37,469
Liabilities
Current
Operating	Current portion of operating lease liabilities	$16,571	$17,388
Finance	Current portion of long-term debt	293	55
Non-current
Operating	Operating lease liabilities	71,603	76,361
Finance	Long-term debt, net	864	295
Total lease liabilities		$89,331	$94,099

Lease Term and Discount Rate
Weighted average remaining lease term:
Operating		6.9 years	6.9 years
Finance		3.2 years	2.9 years

Weighted average discount rate:
Operating		5.7%	5.8%
Finance		5.2%	5.0%
During 2020, there was an unprecedented drop in global demand combined with the breakdown of the Organization of the Petroleum Exporting Countries and other oil producing nations ("OPEC+") agreement to restrict oil production that led to one of the largest annual crude oil inventory builds in history. This led to sharp reductions in global crude oil prices. Containment measures and other economic, travel, and business disruptions caused by COVID-19 also affected refinery activity and future demand for crude oil, and consequently, the services and products of our Oil & Gas Proppants Segment. As a result of these events, we recorded impairment charges of $1.5 million for the three months ended March 31, 2020 primarily related to railcar leases, various equipment leases, and an office building lease. These charges related to the Oil & Gas Proppants Segment and were recorded in "Goodwill and other asset impairments" in the Condensed Consolidated Statements of Operations. No impairment charges were recorded related to leased assets for the three months ended March 31, 2021.
The components of lease expense (in thousands) were as follows:

Lease Costs	Classification	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Operating lease costs(1)	Cost of sales	$8,137	$9,617
Operating lease costs(2)	Selling, general and administrative	528	542
Total (3)		$8,665	$10,159

(1) Included short-term operating lease costs of $3.7 million and $2.8 million for the three months ended March 31, 2021 and 2020, respectively.
(2) Included short-term operating lease costs of $0.1 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.
(3) Does not include expense for finance leases of $45 thousand for the three months ended March 31, 2021.
Supplemental cash flow information (in thousands) related to leases was as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$8,159	$17,365
Financing cash flows for finance leases	$45	$—

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$1,306	$3,872
Finance leases	$843	$—
Maturities of lease liabilities (in thousands) as of March 31, 2021:

	Operating leases	Finance leases
2021 (remaining nine months)	$15,577	$259
2022	16,924	$345
2023	16,491	$518
2024	14,233	$89
2025	11,617	$52
Thereafter	38,205	$4
Total lease payments	$113,047	$1,267
Less: Interest	20,284	110
Less: Other operating expenses	4,589	—
Total	$88,174	$1,157

NOTE Q— INCOME TAXES
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES” Act) was enacted and signed into law in response to the COVID-19 pandemic. The CARES Act, among other things, permitted NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning after 2017 and before 2021. In addition, the CARES Act allowed NOLs generated after 2017 and before 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. As a result, during 2020, we carried the NOL generated in 2019 back to offset the taxable income in the 2014 tax year generating a refund of $36.6 million. This refund was received during the second quarter of 2020. We also amended our 2018 tax return to generate an NOL by electing bonus depreciation. We then carried the NOL generated in 2018 back to offset the taxable income in prior years generating a refund of $26.3 million, of which $4.9 million was received during the fourth quarter of 2020. At March 31, 2021, the remaining $21.4 million of this refund was included in accounts receivable in our balance sheets. The deferred tax assets related to the NOLs generated in 2018 and 2019 were recorded at the statutory income tax rate for 2018 and 2019, which was 21% for both years. As a result of the carry back of these NOLs to prior years, the NOLs will be utilized at the statutory income tax rate for pre-2018, which was 35%. This increase in the tax rate at which the 2018 and 2019 NOLs will be utilized results in a deferred tax benefit. Accordingly, for the year ended December 31, 2020, we recorded a deferred tax benefit of $22.3 million. Pursuant to ASC 740, this was recorded as a discrete component of the tax benefit.
The CARES Act also accelerated the ability of companies to receive refunds of alternative minimum tax (“AMT”) credits related to tax years beginning in 2018 and 2019. AMT credits were presented as a receivable or a deferred tax asset in the prior period balance sheets. The presentation of refundable AMT credits in the balance sheet was reclassified during 2020 from deferred tax asset to accounts receivable to reflect the timing of when the credits were expected to be monetized. AMT credits in the amount of $16.0 million were included in accounts receivable on our balance sheets as of December 31, 2020, and were received in full during the first quarter of 2021.
For the three months ended March 31, 2021 and 2020, we had tax benefits of $4.4 million and $36.1 million, respectively. The effective tax rates were 17% and 33% for the three months ended March 31, 2021 and 2020, respectively. Without discrete items, which primarily consist of tax expense related to equity compensation and tax benefits related to the carryback of NOLs described above, the effective tax rates for both the three months ended March 31, 2021 and 2020 would have been 24%.
During the three months ended March 31, 2021 and 2020, we recorded tax expense related to equity compensation of $1.4 million and $0.5 million, respectively.

NOTE R— REVENUE
We consider sales disaggregated at the product and service level by business segment to depict how the nature, amount, timing and uncertainty of revenues and cash flow are impacted by changes in economic factors. The following table disaggregates our sales by major source for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
Category	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales
Product	$78,671	$112,719	$191,390	$108,277	$113,884	$222,161
Service	43,026	—	43,026	47,438	—	47,438
Total Sales	$121,697	$112,719	$234,416	$155,715	$113,884	$269,599

The following tables reflect the changes in our contract assets, which we classify as unbilled receivables and our contract liabilities, which we classify as deferred revenues, for the three months ended March 31, 2021 and 2020 (in thousands):

	Unbilled Receivables
	March 31, 2021	March 31, 2020
Beginning Balance	$47,982	$20,144
Reclassifications to billed receivables	(512)	(144)
Revenues recognized in excess of period billings	1,647	108
Ending Balance	$49,117	$20,108

	Deferred Revenue
	March 31, 2021	March 31, 2020
Beginning Balance	$33,692	$50,634
Revenues recognized from balances held at the beginning of the period	(4,256)	(2,525)
Revenues deferred from period collections on unfulfilled performance obligations	3,368	—
Revenues recognized from period collections	(876)	—
Ending Balance	$31,928	$48,109
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
Foreign Operations
The following table includes information related to our foreign operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Total Sales	$21,696	$21,605
Pre-tax income	$4,138	$4,213
Net income	$3,269	$3,328
Foreign operations constituted approximately $27.6 million and $29.7 million of consolidated assets as of March 31, 2021 and 2020, respectively.

NOTE S— RELATED PARTY TRANSACTIONS
There were no related party transactions during the three months ended March 31, 2021 or 2020.
NOTE T— SEGMENT REPORTING
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
The Industrial & Specialty Products segment consists of over 500 product types and materials used in a variety of industries, including container glass, fiberglass, specialty glass, flat glass, building products, fillers and extenders, foundry products, chemicals, recreation products and filtration products.
An operating segment’s performance is primarily evaluated based on segment contribution margin, which excludes selling, general, and administrative costs, corporate costs, plant capacity expansion expenses, and facility closure costs. We believe that segment contribution margin, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, segment contribution margin is a non-GAAP measure and should be considered in addition to, not a substitute for, or superior to, net income (loss) or other measures of financial performance prepared in accordance with GAAP. The other accounting policies of each of the two reportable segments are the same as those in Note B - Summary of Significant Accounting Policies to the Consolidated Financial Statements in Item 8 of our 2020 Annual Report on Form 10-K.
The following table presents sales and segment contribution margin (in thousands) for the reportable segments and other operating results not allocated to the reportable segments for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Sales:
Oil & Gas Proppants	$121,697	$155,715
Industrial & Specialty Products	112,719	113,884
Total sales	234,416	269,599
Segment contribution margin:
Oil & Gas Proppants	21,540	32,891
Industrial & Specialty Products	40,038	43,348
Total segment contribution margin	61,578	76,239
Operating activities excluded from segment cost of sales	(4,151)	(7,957)
Selling, general and administrative	(26,224)	(30,052)
Depreciation, depletion and amortization	(41,348)	(38,449)
Goodwill and other asset impairments	(38)	(103,866)
Interest expense	(17,711)	(22,277)
Other income, net, including interest income	2,605	17,671
Income tax benefit	4,354	36,086
Net loss	$(20,935)	$(72,605)
Less: Net loss attributable to non-controlling interest	(157)	(260)
Net loss attributable to U.S. Silica Holdings, Inc.	$(20,778)	$(72,345)

Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. At March 31, 2021 and December 31, 2020, goodwill of $185.6 million has been allocated to these segments with zero assigned to Oil & Gas Proppants and $185.6 million to Industrial & Specialty Products.

NOTE U— SUBSEQUENT EVENTS
We evaluated subsequent events through the date the consolidated financial statements were available for issuance and did not identify any events requiring disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as the consolidated financial statements, the accompanying notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "2020 Annual Report").

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

All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect, including but not limited to: global economic conditions; fluctuations in demand for commercial silica, diatomaceous earth, perlite, clay and cellulose; fluctuations in demand for frac sand or the development of either effective alternative proppants or new processes to replace hydraulic fracturing; changes in production spending by companies in the oil and gas industry and changes in the level of oil and natural gas exploration and development; general economic, political and business conditions in key regions of the world; ongoing effects of the COVID-19 pandemic on our customers and end users of our products; pricing pressure; weather and seasonal factors; the cyclical nature of our customers’ business; our inability to meet our financial and performance targets and other forecasts or expectations; our substantial indebtedness and pension obligations, including restrictions on our operations imposed by our indebtedness; operational modifications, delays or cancellations; prices for electricity, natural gas and diesel fuel; our ability to maintain our transportation network; changes in government regulations and regulatory requirements, including those related to mining, explosives, chemicals, and oil and gas production; silica-related health issues and corresponding litigation; and other risks and uncertainties detailed in this Quarterly Report on Form 10-Q and our most recent Forms 10-K, 10-Q, and 8-K filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”).

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
Overview
    We are a global performance materials company and a leading producer of commercial silica used in the oil and gas industry and in a wide range of industrial applications. In addition, through our subsidiary EP Minerals, LLC ("EPM"), we are an industry leader in the production of industrial minerals, including diatomaceous earth, clay (calcium bentonite and calcium montmorillonite) and perlite.
    During our 121-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 500 diversified product types to customers across our end markets. As of March 31, 2021, we operated 24 production facilities across the United States. We control 509 million tons of reserves of commercial silica, which we believe can be processed to make 211 million tons of finished products that meet API frac sand specifications, and 83 million tons of reserves of diatomaceous earth, perlite, and clays.
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
Recent Trends and Outlook
Oil and gas proppants end market trends

During 2020, the COVID-19 pandemic and related economic repercussions coupled with an inadequate supply response and exacerbated by the lack of global storage capacity, resulted in a precipitous decline in crude oil prices. These events negatively affected and could continue to negatively affect our Oil & Gas Proppants segment. Demand for our proppant and logistics services has declined as our customers reduce their capital budgets and drilling operations in response to lower oil prices.
In response to the effects of the pandemic on our Oil & Gas Proppants Segment, we have taken a number of steps to reduce our costs of operations. We have dramatically reduced all discretionary spending, lowered headcount, and closed or idled facilities as appropriate.
The extent to which our business will continue to be affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic, additional actions by businesses and governments in response to the pandemic, the speed and effectiveness of responses to combat the virus, the extent of the resurgence in cases, and the effects of low oil prices on the global economy generally. These effects could also aggravate the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Sales were relatively flat and average selling price per ton in our Oil & Gas Proppants Segment decreased during the three months ended March 31, 2021, compared to the three months ended December 31, 2020. Our results for the three–month period ended March 31, 2021 in this segment are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021.

Amounts in thousands, except per ton data	Three Months Ended		Percentage Change
Oil & Gas Proppants	March 31, 2021	December 31, 2020	March 31, 2021 vs. December 31, 2020
Sales	$121,697	$120,344	1%
Tons Sold	2,577	1,901	36%
Average Selling Price per Ton	$47.22	$63.31	(25)%

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
    Our ten largest customers accounted for 42% and 38% of total sales for the three months ended March 31, 2021 and 2020, respectively. No customers accounted for 10% or more of our total sales for the three months ended March 31, 2021. Sales to one of our customers accounted for 10% for the three months ended March 31, 2020. No other customers accounted for 10% or more of our total sales during the same periods. At March 31, 2021, one of our customer's accounts receivable represented 22% of our total trade accounts receivable. At December 31, 2020, the same customer's accounts receivable represented 24% of our total trade accounts receivable. No other customers accounted for 10% or more of our total trade accounts receivable during the same periods.
    For a limited number of customers, we sell under long-term, minimum purchase supply agreements. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge and that our customers will pay for each product. Prices under these agreements are generally fixed and subject to certain contractual adjustments. Sometimes these agreements may undergo negotiations regarding pricing and volume requirements, particularly in volatile market conditions. When these negotiations occur, we may deliver sand at prices or at volumes below the requirements in our existing supply agreements. An executed order specifying the type and quantity of product to be delivered, in combination with the noted agreements, comprise our contracts in these arrangements. Selling more tons under supply contracts enables us to be more efficient from a production, supply chain and logistics standpoint. As discussed in Part I, Item 1A., Risk Factors of our 2020 Annual Report, these customers may not continue to purchase the same levels of product in the future due to a variety of reasons, contract requirements notwithstanding.
    As of March 31, 2021, we had eleven minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2021 and 2034. As of March 31, 2020, we had thirteen minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2020 and 2034. Collectively, sales to customers with minimum purchase supply agreements accounted for 55% and 60% of Oil & Gas Proppants segment sales during the three months ended March 31, 2021 and 2020, respectively.
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
    Segment contribution margin is not a measure of our financial performance under GAAP and should not be considered an alternative or superior to measures derived in accordance with GAAP. Our measure of segment contribution margin is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation. For more information about segment contribution margin, including a reconciliation of this measure to its most directly comparable GAAP financial measure, net income (loss), see Note T - Segment Reporting to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.
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
    The following table sets forth a reconciliation of net (loss) income, the most directly comparable GAAP financial measure, to Adjusted EBITDA.

(amounts in thousands)	Three Months Ended March 31,
	2021	2020
Net loss attributable to U.S. Silica Holdings, Inc.	$(20,778)	$(72,345)
Total interest expense, net of interest income	15,803	22,194
Provision for taxes	(4,354)	(36,086)
Total depreciation, depletion and amortization expenses	41,348	38,449
EBITDA	32,019	(47,788)
Non-cash incentive compensation (1)	4,574	2,847
Post-employment expenses (excluding service costs) (2)	363	613
Merger and acquisition related expenses (3)	194	609
Plant capacity expansion expenses (4)	41	2,190
Goodwill and other asset impairments (5)	38	103,866
Business optimization projects (6)	39	19
Facility closure costs (7)	502	1,097
Other adjustments allowable under the Credit Agreement (8)	546	(15,207)
Adjusted EBITDA	$38,316	$48,246

(1)	Reflects equity-based and other equity-related compensation expense.
(2)
Includes net pension cost and net post-retirement cost relating to pension and other post-retirement benefit obligations during the applicable period, but in each case excluding the service cost relating to benefits earned during such period. Non-service net periodic benefit costs are not considered reflective of our operating performance because these costs do not exclusively originate from employee services during the applicable period and may experience periodic fluctuations as a result of changes in non-operating factors, including changes in discount rates, changes in expected returns on benefit plan assets, and other demographic actuarial assumptions. See Note O - Pension and Post-Retirement Benefits to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

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
(5)
The three months ended March 31, 2020 reflect $103.9 million of asset impairments related to goodwill, long-lived assets, operating lease right-of-use assets and inventory related to idled facilities in our Oil & Gas Proppants segment. See Note G - Inventories, Note H - Property, Plant and Mine Development, Note I - Goodwill and Intangible Assets, and Note P - Leases to our Condensed Consolidated Financial Statements in Part I, Item 1 of our Quarterly Report on Form 10-Q for more information.

(6)	Reflects costs incurred related to business optimization projects within our corporate center, which aim to measure and improve the efficiency, productivity and performance of our organization. While these costs are not operational in nature and are not expected to continue for any singular project on an ongoing basis, similar types of expenses may recur in the future.
(7)	Reflects costs incurred related to idled sand facilities and closed corporate offices, including severance costs and remaining contracted costs such as office lease costs, maintenance, and utilities. While these costs are not operational in nature and are not expected to continue for any singular event on an ongoing basis, similar types of expenses may recur in the future.
(8)
Reflects miscellaneous adjustments permitted under the Credit Agreement, such as recruiting fees and relocation costs. The three months ended March 31, 2021 also included $0.8 million related to expenses incurred with severe winter storms during the first quarter, partially offset by $0.1 million for a measurement period adjustment related to the Arrows Up bargain purchase. See Note E - Business Combinations to our Condensed Consolidated Financial Statements in Part I, Item 1 of our Quarterly Report on Form 10-Q for more information. The three months ended March 31, 2020 also included $1.6 million in severance costs and $17.6 million related to the gain attributable to the bargain purchase of Arrows Up.

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
    As of March 31, 2021, we are in compliance with all covenants under our Credit Facility, and our Revolver usage was $25.0 million (not including $23.3 million allocated for letters of credit). Since the Revolver usage did not exceed 30% of the Revolver commitment, the consolidated leverage ratio covenant did not apply. Based on our consolidated leverage ratio of 6.37:1.00 as of March 31, 2021, we may draw up to approximately $30.0 million without the consent of our lenders. With the consent of our lenders, we have access to the full availability of the Revolver. The calculation of the consolidated leverage ratio incorporates the Adjusted EBITDA-trailing twelve months as follows:

(All amounts in thousands, except calculated ratio)	March 31, 2021

Total debt	$1,235,602
Finance leases	1,157
Total consolidated debt	$1,236,759

Adjusted EBITDA-trailing twelve months	$193,992
Pro forma Adjusted EBITDA including impact of acquisitions (1)	—
Other adjustments for covenant calculation (2)	253
Total Adjusted EBITDA-trailing twelve months for covenant calculation	$194,245

Consolidated leverage ratio(3)	6.37

(1)	Covenant calculation allows for the Adjusted EBITDA-trailing twelve months to include the impact of acquisitions on a pro forma basis.
(2)	Covenant calculation excludes activity at legal entities above the operating company, which is mainly interest income offset by public company operating expenses.
(3)	Calculated by dividing total consolidated debt by total Adjusted EBITDA-trailing twelve months for covenant calculation.

Results of Operations for the Three Months Ended March 31, 2021 and 2020
Sales

(In thousands except per ton data)	Three Months Ended March 31,		Percent Change
	2021	2020	'21 vs.'20
Sales:
Oil & Gas Proppants	$121,697	$155,715	(22)%
Industrial & Specialty Products	112,719	113,884	(1)%
Total sales	$234,416	$269,599	(13)%
Tons:
Oil & Gas Proppants	2,577	3,202	(20)%
Industrial & Specialty Products	984	959	3%
Total Tons	3,561	4,161	(14)%
Average Selling Price per Ton:
Oil & Gas Proppants	$47.22	$48.63	(3)%
Industrial & Specialty Products	$114.55	$118.75	(4)%
Overall Average Selling Price per Ton	$65.83	$64.79	2%

Total sales decreased 13% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, driven by a 14% decrease in total tons sold, partially offset by a 2% increase in overall average selling price.
The decrease in total sales was mainly driven by Oil & Gas Proppants sales, which decreased 22% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Oil & Gas Proppants average selling price decreased 3% and tons sold decreased 20%. These decreases are a result of the shift to in-basin sand, overall decrease in demand due to current economic conditions related to the COVID-19 pandemic, as well as overall supply being greater than demand.
The decrease in total sales was also partially driven by Industrial & Specialty Products sales, which decreased 1% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Industrial & Specialty Products tons sold increased 3% and average selling price decreased by 4%. The decreases in total sales and average selling price were primarily due to current economic conditions related to the COVID-19 pandemic.

Cost of Sales (excluding depreciation, depletion, and amortization)
Cost of sales decreased by $24.3 million, or 12%, to $177.0 million for the three months ended March 31, 2021 compared to $201.3 million for the three months ended March 31, 2020. These changes result from the main components of cost of sales as discussed below. As a percentage of sales, cost of sales represented 76% for the three months ended March 31, 2021 compared to 75% for the same period in 2020.
We incurred $78.2 million and $74.4 million of transportation and related costs for the three months ended March 31, 2021 and 2020, respectively. The $3.8 million increase was mainly due to increased carrier costs for SandBox, offset by an overall decrease in demand in the Oil & Gas Proppants segment, more tons sold from local in-basin plants which have lower logistics costs and decreased rail car expense resulting from lease concessions negotiated during 2020. As a percentage of sales, transportation and related costs represented 33% for the three months ended March 31, 2021 compared to 28% for the same period in 2020.
We incurred $34.1 million and $41.8 million of operating labor costs for the three months ended March 31, 2021 and 2020, respectively. The $7.7 million decrease in labor cost was mainly due to idled facilities and decreased number of employees which occurred in the prior year. As a percentage of sales, operating labor costs represented 15% for the three months ended March 31, 2021 compared to 16% for the same period in 2020.
We incurred $12.0 million and $10.5 million of electricity and drying fuel (principally natural gas) costs for the three months ended March 31, 2021 and 2020, respectively. The $1.5 million increase in electricity and drying fuel costs was mainly due to severe winter storms during the first quarter. As a percentage of sales, electricity and drying fuel costs represented 5% and 4% for the three months ended March 31, 2021 and 2020, respectively.
We incurred $14.0 million and $15.7 million of maintenance and repair costs for the three months ended March 31, 2021 and 2020, respectively. The $1.7 million decrease in maintenance and repair costs was due to idled sand facilities and a decrease in plant capacity expansion expenses. As a percentage of sales, maintenance and repair costs represented 6% for both the three months ended March 31, 2021 and 2020.
Segment Contribution Margin
Industrial & Specialty Products contribution margin decreased by $3.3 million to $40.0 million for the three months ended March 31, 2021 compared to $43.3 million for the three months ended March 31, 2020, driven by a $1.2 million decrease in revenue and a $2.1 million increase in cost of sales.
Oil & Gas Proppants contribution margin decreased by $11.4 million to $21.5 million for the three months ended March 31, 2021 compared to $32.9 million for the three months ended March 31, 2020, driven by a $34.0 million decrease in sales, partially offset by a $22.7 million decrease in cost of sales. The decrease in segment contribution margin was mainly driven by decreased sand pricing as a result of a shift to in basin sand, and an overall decrease in demand.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $3.9 million, or 13%, to $26.2 million for the three months ended March 31, 2021 compared to $30.1 million for the three months ended March 31, 2020. The net decrease was primarily due to cost reduction measures implemented during 2020, including reducing discretionary spending and lowered headcount.
    In total, our selling, general and administrative expenses represented approximately 11% of our sales for both the three months ended March 31, 2021 and 2020.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense increased by $2.9 million, or 8%, to $41.3 million for the three months ended March 31, 2021 compared to $38.4 million for the three months ended March 31, 2020. The increase was mainly driven by accelerated depreciation of certain assets, offset by a decrease in total depreciable assets due to idled plants and subsequent asset impairments which occurred during 2020, and reduced capital spending. Depreciation, depletion and amortization expense represented approximately 18% and 14% of our sales for the three months ended March 31, 2021 and 2020, respectively.
Goodwill and Other Asset Impairments
During the three months ended March 31, 2021, we recorded $38.0 thousand of asset impairment charges for other intangible assets related to the Industrial & Specialty Products segment. During the three months ended March 31, 2020, we recorded $103.9 million of asset impairment charges related to long-lived assets, inventories, operating right-of-use assets and goodwill related to the Oil & Gas Proppants segment.
Operating Income (Loss)
Operating loss for the three months ended March 31, 2021 was $10.2 million compared to an operating loss of $104.1 million for the three months ended March 31, 2020. The change was mainly driven by asset impairment charges discussed above which did not recur during the three months ended March 31, 2021, a 13% decrease in selling, general and administrative expenses, and a 12% decrease in cost of sales, partially offset by a 13% decrease in sales and an 8% increase in depreciation, depletion and amortization expense.

Interest Expense
Interest expense decreased by $4.6 million, or 21%, to $17.7 million for the three months ended March 31, 2021 compared to $22.3 million for the three months ended March 31, 2020, due to a decrease in interest rates, offset by a decrease in interest costs capitalized for property, plant and mine development and interest expense on the outstanding balance of the Revolver.
Other (Expense) Income, Net, Including Interest Income
Other income, net, decreased by $15.1 million, to $2.6 million for the three months ended March 31, 2021 compared to $17.7 million for the three months ended March 31, 2020, primarily driven by the gain on bargain purchase not recurring during 2021, partially offset by an increase in interest income.
Provision for Income Taxes
For the three months ended March 31, 2021 and 2020, we had tax benefits of $4.4 million and $36.1 million, respectively. The effective tax rates were 17% and 33% for the three months ended March 31, 2021 and 2020, respectively. Without discrete items, which primarily consist of tax expense related to equity compensation, the effective tax rates for both the three months ended March 31, 2021 and 2020 would have been 24%.
During the three months ended March 31, 2021 and 2020, we recorded tax expense related to equity compensation of $1.4 million and $0.5 million, respectively.
Net (Loss) Income
Net losses attributable to U.S. Silica Holdings, Inc., were $20.8 million and $72.3 million for the three months ended March 31, 2021 and 2020, respectively. The year over year changes were due to the factors noted above.
Liquidity and Capital Resources
Overview
    Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to return cash to our stockholders, and to pay for acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through cash on hand, borrowings under our credit facilities, or equity issuances. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of March 31, 2021, our working capital was $299.3 million and we had $51.7 million of availability under the Revolver. Based on our consolidated leverage ratio of 6.37:1.00 as of March 31, 2021, we may draw up to approximately $30.0 million without the consent of our lenders. With the consent of our lenders, we have access to the full availability of the Revolver. Additionally, at March 31, 2021, other receivables included $21.4 million of refunds related to NOL carryback claims filed for various tax years in accordance with certain provisions of the CARES Act, which we expect to receive during 2021.
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

    In response to the effects of the pandemic on our Oil & Gas Proppants segment, we have taken a number of steps to reduce our costs of operations, including dramatically reducing all discretionary spending, lowering headcount, and closing or idling facilities as appropriate. We believe that cash on hand, cash generated through operations and cash generated from financing arrangements will be sufficient to meet our working capital requirements, anticipated capital expenditures, scheduled debt payments and any dividends declared for at least the next 12 months. During the period of economic disruption resulting from the COVID-19 pandemic, our ability to access capital markets and other sources of liquidity may be impaired. At this time, we do not believe that any limited access to the capital markets and other sources of liquidity will have a material adverse effect on our financial condition.

    Management and our Board remain committed to evaluating additional ways of creating shareholder value. Any determination to pay dividends or other distributions in cash, stock, or property in the future or otherwise return capital to our stockholders, including decisions about existing or new share repurchase programs, will be at the discretion of our Board and will be dependent on then-existing conditions, including industry and market conditions, our financial condition, results of operations, liquidity and capital requirements, contractual restrictions including restrictive covenants contained in debt agreements, and other factors. Additionally, because we are a holding company, our ability to pay dividends on our common stock may be limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us, including restrictions under the terms of the agreements governing our indebtedness. During 2020, our Board of Directors determined that it was not in the best interest of our shareholders to issue a dividend subsequent to the second quarter and for the remainder of the year.
Cash Flow Analysis
    A summary of operating, investing and financing activities (in thousands) is shown in the following table:

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$13,642	$(38,129)
Investing activities	(3,534)	(16,386)
Financing activities	(6,617)	13,476
Net Cash Provided by / Used in Operating Activities
Operating activities consist primarily of net income (loss) adjusted for certain non-cash and working capital items. Adjustments to net income or loss for non-cash items include depreciation, depletion and amortization, deferred revenue, deferred income taxes, equity-based compensation and allowance for credit losses. In addition, operating cash flows include the effect of changes in operating assets and liabilities, principally accounts receivable, inventories, prepaid expenses and other current assets, income taxes payable and receivable, accounts payable and accrued expenses.
Net cash provided by operating activities was $13.6 million for the three months ended March 31, 2021. This was mainly due to a $20.9 million net loss adjusted for non-cash items, including $41.3 million in depreciation, depletion and amortization, $4.9 million in deferred income taxes, $4.1 million in equity-based compensation, $5.1 million in deferred revenue, and $20.0 million in other miscellaneous non-cash items. Also contributing to the change was a $4.9 million increase in accounts receivable, a $1.5 million increase in inventories, a $0.6 million increase in prepaid expenses and other current assets, a $9.1 million increase in accounts payable and accrued liabilities, an $8.2 million decrease in lease liabilities, and a $14.9 million change in other operating assets and liabilities.
Net cash used in operating activities was $38.1 million for the three months ended March 31, 2020. This was mainly due to a $72.6 million net loss adjusted for non-cash items, including $38.4 million in depreciation, depletion and amortization, $103.9 million in goodwill and other asset impairments, $37.0 million in deferred income taxes, $2.8 million in equity-based compensation, $2.5 million in deferred revenue, and $14.8 million in other miscellaneous non-cash items. Also contributing to the change was a $13.5 million increase in accounts receivable, a $2.9 million decrease in inventories, a $2.1 million increase in prepaid expenses and other current assets, a $40.5 million decrease in accounts payable and accrued liabilities, a $17.4 million decrease in lease liabilities, and a $14.1 million change in other operating assets and liabilities.

Net Cash Used in / Provided by Investing Activities
Investing activities consist primarily of cash consideration paid to acquire businesses and capital expenditures for growth and maintenance.
Net cash used in investing activities was $3.5 million for the three months ended March 31, 2021. This was mainly due to capital expenditures of $3.5 million and capitalized intellectual property costs of $0.1 million, offset by $0.1 million in proceeds from the sale of property, plant and equipment.
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
Subject to our continuing evaluation of market conditions, we anticipate that our capital expenditures in 2021 will be in the range of approximately $30 million to $40 million, which will primarily be associated with maintenance and cost improvement capital projects, and near-term payback growth projects. We expect to fund our capital expenditures through cash on our balance sheet, cash generated from our operations, and cash generated from financing activities.
Net Cash Used in / Provided by Financing Activities
Financing activities consist primarily of equity issuances, dividend payments, share repurchases, borrowings and repayments related to the Revolver and Term Loan, as well as fees and expenses paid in connection with our credit facilities.
Net cash used in financing activities was $6.6 million for the three months ended March 31, 2021. This was mainly due to $2.1 million of short-term debt payments, $3.2 million of long-term debt payments, and $1.2 million of tax payments related to shares withheld for vested restricted stock and stock units.
Net cash provided by financing activities was $13.5 million for the three months ended March 31, 2020. This was mainly due to $2.7 million of short-term debt payments, $3.8 million of long-term debt payments, $4.6 million of dividends paid, $0.5 million of tax payments related to shares withheld for vested restricted stock and restricted stock units, offset by a $25.0 million draw down from the Revolver.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have a current material effect or are reasonably likely to have a future material effect on our financial condition, changes in financial condition, sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
There have been no significant changes outside of the ordinary course of business to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2020 Annual Report. For more details on future minimum annual purchase commitments and operating leases commitments, please see accompanying Note N - Commitments and Contingencies and Note P - Leases to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Environmental Matters
We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. As of March 31, 2021, we had $25.3 million accrued for future reclamation costs, as compared to $24.7 million as of December 31, 2020.
We discuss certain environmental matters relating to our various production and other facilities, certain regulatory requirements relating to human exposure to crystalline silica and our mining activity and how such matters may affect our business in the future under Item 1, "Business", Item 1A, “Risk Factors”, Item 3, “Legal Proceedings” and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Environmental Matters" in our 2020 Annual Report.
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
A summary of our significant accounting policies, including certain critical accounting policies and estimates, are included in Note B - Summary of Significant Accounting Policies to the Consolidated Financial Statements in Item 8 of our 2020 Annual Report on Form 10-K. Management believes that the application of these policies on a consistent basis enables us to provide the users of the Consolidated Financial Statements with useful and reliable information about our operating results and financial condition.
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
Interest Rate Risk
We are exposed to interest rate risk arising from adverse changes in interest rates. As of March 31, 2021, we had $1.257 billion of debt outstanding under the Credit Agreement. Assuming LIBOR is greater than the 1.0% minimum base rate on the Term Loan, a hypothetical increase in interest rates by 1.0% would have changed our interest expense by $12.6 million per year.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our existing internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Since at least 1975, we and/or our predecessors have been named as a defendant, usually among many defendants, in numerous lawsuits brought by or on behalf of current or former employees of our customers alleging damages caused by silica exposure. Prior to 2001, the number of silicosis lawsuits filed annually against the commercial silica industry remained relatively stable and was generally below 100, but between 2001 and 2004 the number of silicosis lawsuits filed against the commercial silica industry substantially increased. This increase led to greater scrutiny of the nature of the claims filed, and in June 2005, the U.S. District Court for the Southern District of Texas issued an opinion in the former federal silica multi-district litigation remanding almost all of the 10,000 cases then pending in the multi-district litigation back to the state courts from which they originated for further review and medical qualification, leading to a number of silicosis case dismissals across the United States. In conjunction with this and other favorable court rulings establishing “sophisticated user” and “no duty to warn” defenses for silica producers, several states, including Texas, Ohio and Florida, have passed medical criteria legislation that requires proof of actual impairment before a lawsuit can be filed.
As a result of the above developments, the filing rate of new claims against us over the past few years has decreased to below pre-2001 levels, and we were named as a defendant in one, one, and 20 new silicosis cases filed in 2020, 2019, and 2018, respectively. The main driver of the increase in cases filed in 2018 was 16 claims arising out of a single location in Mississippi. During the three months ended March 31, 2021, one new claim was brought against U.S. Silica. As of March 31, 2021, there were 52 active silica-related product liability claims pending in which U.S. Silica is a defendant. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for both our predecessors that cover certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to certain insurance). As a result of a settlement with a former owner and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf.
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
For more information regarding silica-related litigation, see Part I, Item 1A. Risk Factors of our 2020 Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors in our 2020 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchase Program
The following table presents the total number of shares of our common stock that we repurchased during the first quarter of 2021, the average price paid per share, the number of shares that we repurchased as part of our share repurchase program, and the approximate dollar value of shares that still could have been repurchased at the end of the applicable fiscal period pursuant to our share repurchase program:

Period	Total Number of Shares Withheld or Forfeited		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
January 1, 2021 - January 31, 2021	6,133	(2)	$9.52	—	126,540,060
February 1, 2021 - February 28, 2021	127,498	(2)	$9.30	—	126,540,060
March 1, 2021 - March 31, 2021	(8,206)	(2)	$—	—	126,540,060
Total	125,425		$9.31	—

(1)	In May 2018, our Board of Directors authorized and announced the repurchase of up to $200 million of our common stock.
(2)	Shares withheld by U.S. Silica to pay taxes due upon the vesting of employee restricted stock and restricted stock units for the months ended January 31, February 28, and March 31, 2021, respectively.
We did not repurchase any shares of common stock under our share repurchase program during the three months ended March 31, 2021.
From March 31, 2021 to the date of the filing of this Quarterly Report on Form 10-Q, we have not repurchased any shares of our common stock except in connection with the vesting of employee restricted stock and restricted stock units.
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

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of U.S. Silica Holdings, Inc., effective May 4, 2017.	8-K	001-35416	3.1	May 10, 2017
3.2	Third Amended and Restated Bylaws of U.S. Silica Holdings, Inc., effective May 4, 2017.	8-K	001-35416	3.2	May 10, 2017
10.1*	Form of Performance Share Unit Agreement (Relative TSR) Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification by Bryan A. Shinn, Chief Executive Officer.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification by Donald A. Merril, Chief Financial Officer.
32.1#	Section 1350 Certification by Bryan A. Shinn, Chief Executive Officer.
32.2#	Section 1350 Certification by Donald A. Merril, Chief Financial Officer.
95.1*	Mine Safety Disclosure.
101*	101.INS XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
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

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of April 2021.

U.S. Silica Holdings, Inc.

/s/ DONALD A. MERRIL
Name:	Donald A. Merril
Title:	Executive Vice President & Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

S-1