Form 10-Q
period 2021-06-30
U.S. SILICA HOLDINGS, INC.
filed 2021-07-29
CIK 1524741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☑
As of July 23, 2021, 74,753,918 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

U.S. SILICA HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2021

PART I-FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; dollars in thousands)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$212,700	$150,920
Accounts receivable, net	223,229	206,934
Inventories, net	113,346	104,684
Prepaid expenses and other current assets	19,915	23,147
Income tax deposits	—	628
Total current assets	569,190	486,313
Property, plant and mine development, net	1,300,211	1,368,092
Lease right-of-use assets	37,103	37,469
Goodwill	185,649	185,649
Intangible assets, net	154,815	159,582
Other assets	8,310	9,842
Total assets	$2,255,278	$2,246,947
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$135,595	$121,920
Current portion of operating lease liabilities	15,074	17,388
Current portion of long-term debt	38,841	42,042
Current portion of deferred revenue	10,464	13,545
Total current liabilities	199,974	194,895
Long-term debt, net	1,196,409	1,197,660
Deferred revenue	17,053	20,147
Liability for pension and other post-retirement benefits	31,739	48,169
Deferred income taxes, net	57,148	49,386
Operating lease liabilities	71,068	76,361
Other long-term liabilities	33,148	33,538
Total liabilities	1,606,539	1,620,156
Commitments and Contingencies (Note N)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; zero issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 84,116,110 issued and 74,751,699 outstanding at June 30, 2021; 83,143,176 issued and 73,986,566 outstanding at December 31, 2020	837	827
Additional paid-in capital	1,207,670	1,200,023
Retained deficit	(390,238)	(395,496)
Treasury stock, at cost, 9,364,411 and 9,156,610 shares at June 30, 2021 and December 31, 2020, respectively	(183,420)	(181,615)
Accumulated other comprehensive income (loss)	3,161	(8,479)
Total U.S. Silica Holdings, Inc. stockholders’ equity	638,010	615,260
Non-controlling interest	10,729	11,531
Total stockholders' equity	648,739	626,791
Total liabilities and stockholders’ equity	$2,255,278	$2,246,947
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales:
Product	$268,087	$160,200	$459,477	$382,361
Service	49,214	12,337	92,240	59,775
Total sales	317,301	172,537	551,717	442,136
Cost of sales (excluding depreciation, depletion and amortization):
Product	153,962	114,130	296,759	279,626
Service	38,993	10,613	73,185	46,434
Total cost of sales (excluding depreciation, depletion and amortization)	192,955	124,743	369,944	326,060
Operating expenses:
Selling, general and administrative	27,509	39,126	53,733	69,178
Depreciation, depletion and amortization	41,165	37,086	82,513	75,535
Goodwill and other asset impairments	—	3,956	38	107,822
Total operating expenses	68,674	80,168	136,284	252,535
Operating income (loss)	55,672	(32,374)	45,489	(136,459)
Other (expense) income:
Interest expense	(17,918)	(22,179)	(35,629)	(44,456)
Other (expense) income, net, including interest income	(186)	(1,670)	2,419	16,001
Total other expense	(18,104)	(23,849)	(33,210)	(28,455)
Income (loss) before income taxes	37,568	(56,223)	12,279	(164,914)
Income tax (expense) benefit	(11,666)	23,605	(7,312)	59,691
Net income (loss)	$25,902	$(32,618)	$4,967	$(105,223)
Less: Net loss attributable to non-controlling interest	(126)	(264)	(283)	(524)
Net income (loss) attributable to U.S. Silica Holdings, Inc.	$26,028	$(32,354)	$5,250	$(104,699)
Earnings (loss) per share attributable to U.S. Silica Holdings, Inc.:
Basic	$0.35	$(0.44)	$0.07	$(1.42)
Diluted	$0.34	$(0.44)	$0.07	$(1.42)
Weighted average shares outstanding:
Basic	74,339	73,620	74,135	73,545
Diluted	76,136	73,620	75,948	73,545
Dividends declared per share	$—	$—	$—	$0.02
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$25,902	$(32,618)	$4,967	$(105,223)
Other comprehensive income (loss):
Unrealized gain on derivatives (net of tax of zero and $675 for the three months ended June 30, 2021 and 2020, respectively, and zero and $742 for the six months ended June 30, 2021 and 2020, respectively)	—	2,117	—	2,328
Foreign currency translation adjustment (net of tax of $36 and $102 for the three months ended June 30, 2021 and 2020, respectively, and $(144) and $10 for the six months ended June 30, 2021 and 2020, respectively)	113	320	(456)	31
Pension and other post-retirement benefits liability adjustment (net of tax of $619 and $(91) for the three months ended June 30, 2021 and 2020, respectively, and $3,853 and $(1,725) for the six months ended June 30, 2021 and 2020, respectively)	1,945	(287)	12,096	(5,415)
Comprehensive income (loss)	$27,960	$(30,468)	$16,607	$(108,279)
Less: Comprehensive loss attributable to non-controlling interest	(126)	(264)	(283)	(524)
Comprehensive income (loss) attributable to U.S. Silica Holdings, Inc.	$28,086	$(30,204)	$16,890	$(107,755)
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; dollars in thousands, except per share amounts)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total U.S. Silica Holdings Inc., Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance at March 31, 2021	$832	$(182,515)	$1,203,922	$(416,267)	$1,103	$607,075	$11,200	$618,275
Net income	—	—	—	26,028	—	26,028	(126)	25,902
Foreign currency translation adjustment	—	—	—	—	113	113	—	113
Pension and post-retirement liability	—	—	—	—	1,945	1,945	—	1,945
Cash dividends	—	—	—	1	—	1	—	1
Distributions to non-controlling interest	—	—	—	—	—	—	(345)	(345)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	3,753	—	—	3,753	—	3,753
Tax payments related to shares withheld for vested restricted stock and stock units	5	(905)	(5)	—	—	(905)	—	(905)
Balance at June 30, 2021	$837	$(183,420)	$1,207,670	$(390,238)	$3,161	$638,010	$10,729	$648,739

Balance at March 31, 2020	$824	$(181,369)	$1,187,962	$(353,862)	$(25,060)	$628,495	$11,099	$639,594
Net loss	—	—	—	(32,354)	—	(32,354)	(264)	(32,618)
Unrealized gain on derivatives	—	—	—	—	2,117	2,117	—	2,117
Foreign currency translation adjustment	—	—	—	—	320	320	—	320
Pension and post-retirement liability	—	—	—	—	(287)	(287)	—	(287)
Cash dividends	—	—	—	106	—	106	—	106
Distributions to non-controlling interest	—	—	—	—	—	—	(28)	(28)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	4,108	—	—	4,108	—	4,108
Tax payments related to shares withheld for vested restricted stock and stock units	2	(44)	(2)	—	—	(44)	—	(44)
Balance at June 30, 2020	$826	$(181,413)	$1,192,068	$(386,110)	$(22,910)	$602,461	$10,807	$613,268

The accompanying notes are an integral part of these financial statements.

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total U.S. Silica Holdings Inc., Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2020	$827	$(181,615)	$1,200,023	$(395,496)	$(8,479)	$615,260	$11,531	$626,791
Net income	—	—	—	5,250	—	5,250	(283)	4,967
Foreign currency translation adjustment	—	—	—	—	(456)	(456)	—	(456)
Pension and post-retirement liability	—	—	—	—	12,096	12,096	—	12,096
Cash dividends	—	—	—	8	—	8	—	8
Distributions to non-controlling interest	—	—	—	—	—	—	(519)	(519)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	7,896	—	—	7,896	—	7,896
Proceeds from options exercised	—	344	(239)	—	—	105	—	105
Tax payments related to shares withheld for vested restricted stock and stock units	10	(2,149)	(10)	—	—	(2,149)	—	(2,149)
Balance at June 30, 2021	$837	$(183,420)	$1,207,670	$(390,238)	$3,161	$638,010	$10,729	$648,739

Balance at December 31, 2019	$823	$(180,912)	$1,185,116	$(279,956)	$(19,854)	$705,217	$11,363	$716,580
Net loss	—	—	—	(104,699)	—	(104,699)	(524)	(105,223)
Unrealized gain on derivatives	—	—	—	—	2,328	2,328	—	2,328
Foreign currency translation adjustment	—	—	—	—	31	31	—	31
Pension and post-retirement liability	—	—	—	—	(5,415)	(5,415)	—	(5,415)
Cash dividend declared ($0.02 per share)	—	—	—	(1,455)	—	(1,455)	—	(1,455)
Distributions to non-controlling interest	—	—	—	—	—	—	(32)	(32)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	6,955	—	—	6,955	—	6,955
Tax payments related to shares withheld for vested restricted stock and stock units	3	(501)	(3)	—	—	(501)	—	(501)
Balance at June 30, 2020	$826	$(181,413)	$1,192,068	$(386,110)	$(22,910)	$602,461	$10,807	$613,268

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net income (loss)	$4,967	$(105,223)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	82,513	75,535
Goodwill and other asset impairments	38	107,822
Debt issuance amortization	2,537	2,574
Original issue discount amortization	514	518
Deferred income taxes	4,053	(61,090)
Deferred revenue	(9,993)	(5,002)
Gain on disposal of property, plant and equipment	(211)	(1,445)
Equity-based compensation	7,896	6,955
Allowance for credit losses, net of recoveries	(981)	705
Other	26,063	(282)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(15,314)	96,278
Inventories	(8,662)	9,941
Prepaid expenses and other current assets	3,838	(16,134)
Income taxes	953	1,169
Accounts payable and accrued expenses	15,874	(106,979)
Operating lease liabilities	(14,135)	(31,782)
Liability for pension and other post-retirement benefits	(16,418)	6,731
Other noncurrent assets and liabilities	(1,579)	7,624
Net cash provided by (used in) operating activities	81,953	(12,085)
Investing activities:
Capital expenditures	(7,078)	(23,229)
Capitalized intellectual property costs	(150)	(499)
Proceeds from sale of property, plant and equipment	344	2,478
Net cash used in investing activities	(6,884)	(21,250)
Financing activities:
Dividends paid	(40)	(6,078)
Proceeds from options exercised	105	—
Tax payments related to shares withheld for vested restricted stock and stock units	(2,149)	(501)
Proceeds from draw down of the Revolver	—	25,000
Payments on short-term debt	(4,157)	(5,055)
Payments on long-term debt	(6,400)	(7,024)
Distributions to non-controlling interest	(519)	(32)
Principal payments on finance lease obligations	(129)	(39)
Net cash (used in) provided by financing activities	(13,289)	6,271
Net increase (decrease) in cash and cash equivalents	61,780	(27,064)
Cash and cash equivalents, beginning of period	150,920	185,740
Cash and cash equivalents, end of period	$212,700	$158,676

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited; dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$32,359	$39,818
Taxes, net of refunds	$(13,633)	$(36,527)
Non-cash items:
Accrued capital expenditures	$1,848	$16,829
Net assets assumed in business acquisition	$68	$8,367
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
Basis of Presentation and Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements for the quarter ended June 30, 2021 included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). They do not contain certain information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020; therefore, the unaudited Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Operating results for the six-month period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021. In the opinion of management, all adjustments necessary for a fair presentation have been included. Such adjustments are of a normal, recurring nature.
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

None.

New Accounting Pronouncements Not Yet Adopted

None.

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
The following table shows the computation of basic and diluted earnings per share:

In thousands, except per share amounts	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to U.S. Silica Holdings, Inc.	$26,028	$(32,354)	$5,250	$(104,699)

Denominator:
Weighted average shares outstanding	74,339	73,620	74,135	73,545
Diluted effect of stock awards	1,797	—	1,813	—
Weighted average shares outstanding assuming dilution	76,136	73,620	75,948	73,545

Earnings (loss) per share attributable to U.S. Silica Holdings, Inc.:
Basic earnings (loss) per share	$0.35	$(0.44)	$0.07	$(1.42)
Diluted earnings (loss) per share	$0.34	$(0.44)	$0.07	$(1.42)
Potentially dilutive shares were excluded from the calculation of diluted weighted average shares outstanding and diluted earnings per share because we were in a net loss position during 2020. Certain stock options, restricted stock awards and performance share units were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Such potentially dilutive shares and stock awards excluded from the calculation of diluted earnings per common share were as follows:

In thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Potentially dilutive shares excluded	N/A	91	N/A	77
Stock options excluded	590	826	590	826
Restricted stock and performance share unit awards excluded	55	7,169	56	4,817

NOTE D—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) consists of fair value adjustments associated with accumulated adjustments for net experience losses and prior service costs related to employee benefit plans and foreign currency translation adjustments, net of tax. The following table presents the changes in accumulated other comprehensive income (loss) by component (in thousands):

	For the Six Months Ended June 30, 2021
	Foreign currency translation adjustments	Pension and other post-retirement benefits liability	Total
Beginning Balance	$583	$(9,062)	$(8,479)
Other comprehensive (loss) gain before reclassifications	(456)	11,700	11,244
Amounts reclassified from accumulated other comprehensive loss	—	396	396
Ending Balance	$127	$3,034	$3,161
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

    We accounted for the acquisition of Arrows Up, LLC under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Estimates of fair value included in the Condensed Consolidated Financial Statements represented our best estimates and valuations. In accordance with the acquisition method of accounting, the fair values were subject to adjustment until we completed our analysis, which was during the first quarter of 2021. This business combination resulted in a bargain purchase pursuant to ASC 805-30-25 because no consideration was paid for the fair value of assets acquired and liabilities assumed. The fair value of assets acquired, which included cash, accounts receivable, inventories, lease right-of-use assets, and property plant, and equipment, was $20.1 million. The fair value of liabilities assumed, which included lease liabilities and other long-term liabilities, was $2.5 million. A gain on bargain purchase of $17.6 million was recorded in "Other income, net, including interest income" in the Condensed Consolidated Statement of Operations.

In the three months ended March 31, 2021, we recorded a $0.1 million increase to accounts receivable, which was our final adjustment to the purchase price. The total adjustments during the measurement period of $2.4 million were recorded as a net decrease to the initial gain on bargain purchase and recorded in "Other (expense) income, net, including interest income" in the Condensed Consolidated Statement of Operations.

NOTE F—ACCOUNTS RECEIVABLE
Accounts receivable are recorded when billed or accrued and represent claims against third parties that will be settled in cash. The carrying value of our accounts receivable, net of the allowance for credit losses, represents their estimated net realizable value. Accounts receivable (in thousands) consisted of the following:

	June 30, 2021	December 31, 2020
Trade receivables	$204,587	$171,230
Less: Allowance for credit losses	(5,599)	(6,604)
Net trade receivables	198,988	164,626
Other receivables(1)	24,241	42,308
Total accounts receivable	$223,229	$206,934

(1)
At June 30, 2021 and December 31, 2020, other receivables included $21.5 million and $37.4 million, respectively, of refunds related to NOL carryback claims filed for various tax years in accordance with certain provisions of the CARES Act.

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
The following table reflects the change of the allowance for credit losses (in thousands):

	Oil & Gas Proppants	Industrial & Specialty Products	Total
Beginning balance, December 31, 2020	$5,684	$920	$6,604
Allowance for credit losses	(1,000)	19	(981)
Write-offs	(16)	(8)	(24)
Ending balance, June 30, 2021	$4,668	$931	$5,599
Our ten largest customers accounted for 49% and 45% of total sales for the three and six months ended June 30, 2021 and 40% and 36% for the three and six months ended June 30, 2020, respectively. One of our customers accounted for 15% of our total sales for the three months ended June 30, 2021. One of our customers accounted for 10% of our total sales for the three months ended June 30, 2020. No customers accounted for 10% or more of our total sales for the six months ended June 30, 2021 or 2020. At June 30, 2021, one of our customer's accounts receivable represented 23% of our total trade accounts receivable. At December 31, 2020, the same customer's accounts receivable represented 24% of our total trade accounts receivable. No other customers accounted for 10% or more of our total trade accounts receivable during the same periods.
NOTE G—INVENTORIES
Inventories (in thousands) consisted of the following:

	June 30, 2021	December 31, 2020
Supplies	$42,968	$42,329
Raw materials and work in process	36,710	33,723
Finished goods	33,668	28,632
Total inventories	$113,346	$104,684

During 2020, there was an unprecedented drop in global demand combined with the breakdown of the Organization of the Petroleum Exporting Countries and other oil producing nations ("OPEC+") agreement to restrict oil production that led to one of the largest annual crude oil inventory builds in history. This led to sharp reductions in global crude oil prices. Containment measures and other economic, travel, and business disruptions caused by COVID-19 also affected refinery activity and future demand for crude oil, and consequently, the services and products of our Oil & Gas Proppants Segment. As a result of these events, we recorded impairment charges of $1.0 million and $6.7 million for the three and six months ended June 30, 2020, respectively, primarily related to unused inventory at idled plants. These charges related to the Oil & Gas Proppants Segment and were recorded in "Goodwill and other asset impairments" in the Condensed Consolidated Statements of Operations. No impairment charges were recorded related to inventory for the six months ended June 30, 2021.
NOTE H—PROPERTY, PLANT AND MINE DEVELOPMENT
Property, plant and mine development (in thousands) consisted of the following:

	June 30, 2021	December 31, 2020
Mining property and mine development	$789,830	$788,287
Asset retirement cost	15,985	15,985
Land	55,292	54,710
Land improvements	76,221	76,002
Buildings	70,128	69,841
Machinery and equipment	1,173,465	1,171,382
Furniture and fixtures	3,932	4,071
Construction-in-progress	30,314	27,216
	2,215,167	2,207,494
Accumulated depreciation, depletion, amortization and impairment charges	(914,956)	(839,402)
Total property, plant and mine development, net	$1,300,211	$1,368,092
Depreciation, depletion, and amortization expense related to property, plant and mine development was $38.3 million and $34.0 million for the three months ended June 30, 2021 and 2020, respectively, and $76.9 million and $69.4 million for the six months ended June 30, 2021 and 2020, respectively.
During 2020, there was an unprecedented drop in global demand combined with the breakdown of the OPEC+ agreement to restrict oil production that led to one of the largest annual crude oil inventory builds in history. This led to sharp reductions in global crude oil prices. Containment measures and other economic, travel, and business disruptions caused by COVID-19 also affected refinery activity and future demand for crude oil, and consequently, the services and products of our Oil & Gas Proppants Segment. As a result of these events, we recorded impairment charges of $1.3 million and $11.6 million for the three and six months ended June 30, 2020, respectively, related primarily to our Kosse, Texas facility, which was idled. These impairment charges related to the Oil & Gas Proppants Segment and were recorded in "Goodwill and other asset impairments" in the Condensed Consolidated Statements of Operations. No impairment charges were recorded related to property, plant and mine development for the six months ended June 30, 2021.

NOTE I—GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill (in thousands) by business segment consisted of the following:

	Oil & Gas Proppants Segment	Industrial & Specialty Products Segment	Totals
Balance at December 31, 2020	$—	$185,649	$185,649
Impairment loss	—	—	—
Balance at June 30, 2021	$—	$185,649	$185,649

Goodwill and trade names are evaluated for impairment annually as of October 31, or more frequently when indicators of impairment exist. We evaluated events and circumstances since the date of our last qualitative assessment, including macroeconomic conditions, industry and market conditions, and our overall financial performance.

During 2020, there was an unprecedented drop in global demand combined with the breakdown of the OPEC+ agreement to restrict oil production that led to one of the largest annual crude oil inventory builds in history. This led to sharp reductions in global crude oil prices. Containment measures and other economic, travel, and business disruptions caused by COVID-19 also affected refinery activity and future demand for crude oil, and consequently, the services and products of our Oil & Gas Proppants Segment. As a result of these triggering events, we performed a quantitative analysis and determined that the goodwill of our Oil & Gas reporting unit was impaired. We recognized goodwill impairment charges of $86.1 million during the first quarter of 2020, which were recorded in "Goodwill and other asset impairments" in the Condensed Consolidated Statements of Operations. There were no triggering events during the first or second quarters of 2021, therefore, no impairment charges were recorded related to goodwill for the six months ended June 30, 2021.
The changes in the carrying amount of intangible assets (in thousands) consisted of the following:

	June 30, 2021				December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Impairments	Net	Gross Carrying Amount	Accumulated Amortization	Impairments	Net

Technology and intellectual property	$71,125	$(22,666)	$—	$48,459	$71,052	$(18,854)	$(1,373)	$50,825
Customer relationships	66,999	(25,583)	—	41,416	66,999	(23,182)	—	43,817
Total definite-lived intangible assets:	$138,124	$(48,249)	$—	$89,875	$138,051	$(42,036)	$(1,373)	$94,642
Trade names	64,240	—	—	64,240	65,390	—	(1,150)	64,240
Other	700	—	—	700	700	—	—	700
Total intangible assets:	$203,064	$(48,249)	$—	$154,815	$204,141	$(42,036)	$(2,523)	$159,582

Estimated useful life of technology and intellectual property is 15 years. Estimated useful life of customer relationships is a range of 13 - 20 years.

Amortization expense was $2.4 million and $4.8 million for the three and six months ended June 30, 2021 and $2.7 million and $5.4 million for the three and six months ended June 30, 2020, respectively.

The estimated amortization expense related to definite-lived intangible assets (in thousands) for the five succeeding years is as follows:

2021 (remaining six months)	$4,845
2022	9,670
2023	9,665
2024	9,667
2025	9,665

NOTE J—DEBT
Debt (in thousands) consisted of the following:

	June 30, 2021	December 31, 2020
Senior secured credit facility:
Revolver expiring May 1, 2023 (4.13% at June 30, 2021 and 4.19% at December 31, 2020)	$25,000	$25,000
Term Loan—final maturity May 1, 2025 (5.00% at June 30, 2021 and 5.00% at December 31, 2020)	1,228,400	1,234,800
Less: Unamortized original issue discount	(3,862)	(4,376)
Less: Unamortized debt issuance cost	(17,720)	(20,259)
Insurance financing notes payable	28	4,187
Finance leases (See Note P - Leases)	3,404	350
Total debt	1,235,250	1,239,702
Less: current portion	(38,841)	(42,042)
Total long-term portion of debt	$1,196,409	$1,197,660
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
The Credit Facility contains covenants that, among other things, limit our ability, and certain of our subsidiaries' abilities, to create, incur or assume indebtedness and liens, to make acquisitions or investments, to sell assets and to pay dividends. The Credit Agreement also requires us to maintain a consolidated leverage ratio of no more than 3.75:1.00 as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 30% of the Revolver commitment. These covenants are subject to a number of important exceptions and qualifications. The Credit Agreement includes events of default and other affirmative and negative covenants that are usual for facilities and transactions of this type. As of June 30, 2021 and December 31, 2020, we are in compliance with all covenants in accordance with our senior secured Credit Facility.

Term Loan
At June 30, 2021, contractual maturities of our Term Loan (in thousands) are as follows:

2021 (remaining six months)	$6,400
2022	12,800
2023	12,800
2024	12,800
2025	1,183,600
Thereafter	—
Total	$1,228,400
Revolving Line-of-Credit
We have a $100.0 million Revolver with $25.0 million drawn and $22.0 million allocated for letters of credit as of June 30, 2021, leaving $53.0 million available under the Revolver. We have the intent and ability to repay the amounts outstanding on the Revolver within one year, therefore, the outstanding balance as of June 30, 2021 has been classified as current. During the third quarter of 2021, we repaid the amount drawn on the Revolver in full.
Based on our consolidated leverage ratio of 4.81:1.00 as of June 30, 2021, we may draw up to approximately $30.0 million without the consent of our lenders. With the consent of our lenders, we have access to the full availability of the Revolver.

NOTE K—ASSET RETIREMENT OBLIGATIONS
Mine reclamation or future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at such site. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates at inactive mines are reflected in earnings in the period an estimate is revised. Liabilities related to our asset retirement obligations are reflected in other long-term liabilities on our balance sheets. Changes in the asset retirement obligations (in thousands) are as follows:

	Six Months Ended June 30,
	2021	2020
Beginning balance	$24,717	$25,825
Accretion	683	735
Additions and revisions of estimates	279	(890)
Ending balance	$25,679	$25,670
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
Cash Equivalents
Due to the short-term maturity, we believe our cash equivalent instruments at June 30, 2021 and December 31, 2020, approximate their reported carrying values.
Long-Term Debt, Including Current Maturities
We believe that the fair values of our long-term debt, including current maturities, approximate their carrying values based on their effective interest rates compared to current market rates.
NOTE M—EQUITY-BASED COMPENSATION
In July 2011, we adopted the U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan (the “2011 Plan”), which was amended and restated effective May 2015, amended and restated effective February 1, 2020, and amended and restated effective May 13, 2021. The 2011 Plan provides for grants of stock options, restricted stock, performance share units and other incentive-based awards. We believe our 2011 Plan aligns the interests of our employees and directors with those of our common stockholders. At June 30, 2021, we had 2,604,025 shares of common stock that may be issued under the 2011 Plan. We use a combination of treasury stock and new shares if necessary to satisfy option exercises or vesting of restricted awards and performance share units.

Stock Options

The following table summarizes the status of, and changes in, our stock option awards during the six months ended June 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2020	826,215	$29.05	3.1 years
Granted	—	$—
Exercised	(10,164)	$10.33
Forfeited	(113,333)	$24.76
Expired	(10,354)	$16.90
Outstanding at June 30, 2021	692,364	$30.21	2.8 years
Exercisable at June 30, 2021	692,364	$30.21	2.8 years
There were no grants of stock options during the three and six months ended June 30, 2021 and 2020.
There were zero and 10,164 stock options exercised during the three and six months ended June 30, 2021. The total intrinsic value of stock options exercised was $44 thousand for the six months ended June 30, 2021. Cash received from stock options exercised during the six months ended June 30, 2021 was $105 thousand. The tax benefit realized from stock option exercises was $11 thousand for the six months ended June 30, 2021. There were no stock options exercised during the three and six months ended June 30, 2020.
As of June 30, 2021 and 2020, there was no unrecognized compensation expense related to these options. We account for forfeitures as they occur.
Restricted Stock and Restricted Stock Unit Awards
The following table summarizes the status of, and changes in, our unvested restricted stock awards during the six months ended June 30, 2021:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2020	1,779,826	$6.22
Granted	695,461	$9.93
Vested	(945,418)	$5.40
Forfeited	(16,806)	$12.09
Unvested, June 30, 2021	1,513,063	$8.21
We granted 61,488 and 695,461 restricted stock and restricted stock unit awards during the three and six months ended June 30, 2021, respectively. We granted 590,925 and 1,491,777 restricted stock and restricted stock units during the three and six months ended June 30, 2020, respectively. The fair value of the awards was based on the market price of our stock at date of grant.
We recognized $1.7 million and $3.3 million of equity-based compensation expense related to restricted stock and restricted stock units during the three and six months ended June 30, 2021, respectively. We recognized $2.4 million and $3.9 million of equity-based compensation expense related to restricted stock and restricted stock units during the three and six months ended June 30, 2020, respectively. As of June 30, 2021, there was $9.9 million of unrecognized compensation expense related to these restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 2.0 years.
We also granted cash awards during the six months ended June 30, 2020. These awards will vest over a period of three years and will be settled in cash. As such, these awards have been classified as liability instruments. We recognized $0.2 million and $0.6 million of expense related to these awards for the three and six months ended June 30, 2021, respectively. We recognized $0.1 million and $0.1 million of expense related to these awards for the three and six months ended June 30, 2020, respectively. The liability for these awards is included in accounts payable and other accrued expenses on our balance sheets.

These awards will be remeasured at fair value each reporting period with resulting changes reflected in our income statements. Estimated unrecognized expense related to these awards is $1.4 million over a period of 1.6 years.
Performance Share Unit Awards
The following table summarizes the status of, and changes in, our performance share unit awards during the six months ended June 30, 2021:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2020	1,513,648	$12.36
Granted	776,153	$11.52
Vested	(17,352)	$31.24
Forfeited/Cancelled	(182,829)	$30.05
Unvested, June 30, 2021	2,089,620	$10.37
We granted 3,130 and 776,153 performance share unit awards during the three and six months ended June 30, 2021, respectively. We granted zero and 1,020,161 performance share unit awards during the three and six months ended June 30, 2020, respectively. The grant date fair value for these awards was estimated using a Monte Carlo simulation model. The Monte Carlo simulation model requires the use of highly subjective assumptions. Our key assumptions in the model included the price and the expected volatility of our common stock and our self-determined peer group companies’ stock, risk-free rate of interest, dividend yields and cross-correlations between our common stock and our self-determined peer group companies' stock.
We recognized $2.1 million and $4.6 million of compensation expense related to performance share unit awards during the three and six months ended June 30, 2021, respectively. We recognized $1.7 million and $3.0 million of compensation expense related to performance share unit awards during the three and six months ended June 30, 2020, respectively. As of June 30, 2021, there was $12.2 million of unrecognized compensation expense related to these performance share unit awards, which is expected to be recognized over a weighted-average period of 2.1 years.
We also granted cash awards during the six months ended June 30, 2020. These awards will vest over a period of three years and will be settled in cash. As such, these awards have been classified as liability instruments. We recognized $0.3 million and $0.3 million of expense related to these awards for the six months ended June 30, 2021 and 2020, respectively. The liability for these awards is included in accounts payable and other accrued expenses on our balance sheets. These awards will be remeasured at fair value each reporting period with resulting changes reflected in our income statements. Estimated unrecognized expense related to these awards is $0.9 million over a period of 1.6 years.
NOTE N—COMMITMENTS AND CONTINGENCIES
Future Minimum Annual Commitments at June 30, 2021 (in thousands):

Minimum Purchase Commitments
2021 (remaining six months)	$6,745
2022	11,361
2023	11,253
2024	7,245
2025	2,638
Thereafter	8,008
Total future purchase commitments	$47,250
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
Other Commitments and Contingencies
Our operating subsidiary, U.S. Silica Company (“U.S. Silica”), has been named as a defendant in various product liability claims alleging silica exposure causing silicosis. During the six months ended June 30, 2021, one new claim was brought against U.S. Silica. As of June 30, 2021, there were 44 active silica-related product liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, it is not reasonably possible that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations that exceeds the accrual amounts.
We have recorded estimated liabilities for these claims in other long-term liabilities as well as estimated recoveries under the indemnity agreement and an estimate of future recoveries under insurance in other assets on our consolidated balance sheets. As of both June 30, 2021 and December 31, 2020, other non-current assets included zero for insurance for third-party product liability claims. As of June 30, 2021 and December 31, 2020 other long-term liabilities included $0.9 million and $1.0 million, respectively, for third-party product liability claims.
Obligations under Guarantees
We have indemnified our insurers against any loss they may incur in the event that holders of surety bonds, issued on our behalf, execute the bonds. As of June 30, 2021, there was $36.8 million in bonds outstanding, of which $32.8 million related to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to licenses, permits, and tax collection.
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

Net pension benefit cost (in thousands) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service cost	$806	$663	$1,611	$1,316
Interest cost	741	1,004	1,480	1,993
Expected return on plan assets	(1,431)	(1,442)	(2,860)	(2,863)
Net amortization and deferral	951	908	1,901	1,802
Net pension benefit costs	$1,067	$1,133	$2,132	$2,248
Net post-retirement benefit cost (in thousands) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service cost	$20	$12	$39	$37
Interest cost	103	62	205	191
Net post-retirement benefit costs	$123	$74	$244	$228
We contributed $1.3 million and $2.6 million to the qualified pension plan for the three and six months ended June 30, 2021 and $1.3 million and $2.0 million for the three and six months ended June 30, 2020, respectively. Our best estimates of expected contributions to the pension and post-retirement medical benefit plans for the 2021 fiscal year are $5.3 million and $1.2 million, respectively.
We contribute to three multiemployer defined benefit pension plans under the terms of collective-bargaining agreements for union-represented employees. A multiemployer plan is subject to collective bargaining for employees of two or more unrelated companies. These plans allow multiple employers to pool their pension resources and realize efficiencies associated with the daily administration of the plan. Multiemployer plans are generally governed by a board of trustees composed of management and labor representatives and are funded through employer contributions. However, in most cases, management is not directly represented. Our contributions to individual multiemployer pension funds did not exceed 5% of the fund’s total contributions for the three and six months ended June 30, 2021 and 2020. Additionally, our contributions to multiemployer post-retirement benefit plans were immaterial for all periods presented in the accompanying condensed consolidated financial statements.
We also sponsor a defined contribution plan covering certain employees. We contribute to the plan in two ways. For certain employees not covered by the defined benefit plan, we make a contribution equal to 4% of their salary. For all other eligible employees, we make a contribution up to 6% of eligible earnings. Contributions were $1.4 million and $2.9 million for the three and six months ended June 30, 2021 and $1.2 million and $2.8 million for the three and six months ended June 30, 2020, respectively.
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
Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

Leases	Classification	June 30, 2021	December 31, 2020
Assets
Operating	Lease right-of-use assets	$33,746	$37,130
Finance	Lease right-of-use assets	3,357	339
Total leased assets		$37,103	$37,469
Liabilities
Current
Operating	Current portion of operating lease liabilities	$15,074	$17,388
Finance	Current portion of long-term debt	1,013	55
Non-current
Operating	Operating lease liabilities	71,068	76,361
Finance	Long-term debt, net	2,391	295
Total lease liabilities		$89,546	$94,099

Lease Term and Discount Rate
Weighted average remaining lease term:
Operating		6.9 years	6.9 years
Finance		3.4 years	2.9 years

Weighted average discount rate:
Operating		5.7%	5.8%
Finance		5.1%	5.0%
During 2020, there was an unprecedented drop in global demand combined with the breakdown of the OPEC+ agreement to restrict oil production that led to one of the largest annual crude oil inventory builds in history. This led to sharp reductions in global crude oil prices. Containment measures and other economic, travel, and business disruptions caused by COVID-19 also affected refinery activity and future demand for crude oil, and consequently, the services and products of our Oil & Gas Proppants Segment. As a result of these events, we recorded impairment charges of $1.7 million and $3.2 million for the three and six months ended June 30, 2020, respectively, primarily related to railcar leases, various equipment leases, and an office building lease. These charges related to the Oil & Gas Proppants Segment and were recorded in "Goodwill and other asset impairments" in the Condensed Consolidated Statements of Operations. No impairment charges were recorded related to leased assets for the six months ended June 30, 2021.
The components of lease expense (in thousands) were as follows:

Lease Costs	Classification	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Operating lease costs(1)	Cost of sales	$8,760	$6,089	$16,897	$15,706
Operating lease costs(2)	Selling, general and administrative	493	463	1,021	1,005
Total (3)		$9,253	$6,552	$17,918	$16,711

(1) Included short-term operating lease costs of $4.6 million and $8.3 million for the three and six months ended June 30, 2021, respectively. Included short-term operating lease costs of $4.4 million and $7.2 million for the three and six months ended June 30, 2020, respectively.

(2) Included short-term operating lease costs of $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively. Included short-term operating lease costs of $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively.

(3) Does not include expense for finance leases of $0.2 million and $0.3 million for the three and six months ended June 30, 2021.
Supplemental cash flow information (in thousands) related to leases was as follows:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$14,135	$31,782
Financing cash flows for finance leases	$147	$—

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$4,230	$9,373
Finance leases	$3,180	$—
Maturities of lease liabilities (in thousands) as of June 30, 2021:

	Operating leases	Finance leases
2021 (remaining six months)	$9,642	$543
2022	17,914	1,087
2023	17,401	1,089
2024	14,562	655
2025	11,704	332
Thereafter	38,266	8
Total lease payments	$109,489	$3,714
Less: Interest	19,036	310
Less: Other operating expenses	4,311	—
Total	$86,142	$3,404
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act) was enacted and signed into law in response to the COVID-19 pandemic. The CARES Act, among other things, permitted NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning after 2017 and before 2021. In addition, the CARES Act allowed NOLs generated after 2017 and before 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. As a result, during 2020, we carried the NOL generated in 2019 back to offset the taxable income in the 2014 tax year generating a refund of $36.6 million. This refund was received during the second quarter of 2020. We also amended our 2018 tax return to generate an NOL by electing bonus depreciation. We then carried the NOL generated in 2018 back to offset the taxable income in prior years generating a refund of $26.3 million, of which $4.9 million was received during the fourth quarter of 2020. At June 30, 2021, the remaining $21.5 million of this refund was included in accounts receivable in our balance sheets. The deferred tax assets related to the NOLs generated in 2018 and 2019 were recorded at the statutory income tax rate for 2018 and 2019, which was 21% for both years. As a result of the carry back of these NOLs to prior years, the NOLs will be utilized at the statutory income tax rate for pre-2018, which was 35%. This increase in the tax rate at which the 2018 and 2019 NOLs will be utilized results in a deferred tax benefit. Accordingly, for the year ended December 31, 2020, we recorded a deferred tax benefit of $22.3 million. Pursuant to ASC 740, this was recorded as a discrete component of the tax benefit.
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

For the three and six months ended June 30, 2021, we had tax expense of $11.7 million and $7.3 million, respectively. For the three and six months ended June 30, 2020, we had tax benefits of $23.6 million and $59.7 million, respectively. The effective tax rates were 31% and 60% for the three and six months ended June 30, 2021, respectively. The effective tax rates were 42% and 36% for the three and six months ended June 30, 2020, respectively. Without discrete items, which primarily consist of tax expense related to equity compensation and state tax expense, the effective tax rates for the three and six months ended June 30, 2021 would have been 24% and 25%, respectively. Without discrete items, the effective tax rates for both the three and six months ended June 30, 2020 would have been 24%.
During the three and six months ended June 30, 2021, we recorded a tax benefit of $0.9 million and tax expense related to equity compensation of $0.5 million, respectively. During the three and six months ended June 30, 2020, we recorded tax expense related to equity compensation of $0.8 million and $1.3 million, respectively.

NOTE R— REVENUE
We consider sales disaggregated at the product and service level by business segment to depict how the nature, amount, timing and uncertainty of revenues and cash flow are impacted by changes in economic factors. The following table disaggregates our sales by major source (in thousands):

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
Category	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales
Product	$144,084	$124,003	$268,087	$60,158	$100,042	$160,200
Service	49,214	—	49,214	12,337	—	12,337
Total Sales	$193,298	$124,003	$317,301	$72,495	$100,042	$172,537

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
Category	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales
Product	$222,755	$236,722	$459,477	$168,435	$213,926	$382,361
Service	92,240	—	92,240	59,775	—	59,775
Total Sales	$314,995	$236,722	$551,717	$228,210	$213,926	$442,136
The following tables reflect the changes in our contract assets, which we classify as unbilled receivables and our contract liabilities, which we classify as deferred revenues, for the six months ended June 30, 2021 and 2020 (in thousands):

	Unbilled Receivables
	June 30, 2021	June 30, 2020
Beginning Balance	$47,982	$20,144
Reclassifications to billed receivables	(47,143)	(252)
Revenues recognized in excess of period billings	53,777	205
Ending Balance	$54,616	$20,097

	Deferred Revenue
	June 30, 2021	June 30, 2020
Beginning Balance	$33,692	$50,634
Revenues recognized from balances held at the beginning of the period	(8,652)	(5,180)
Revenues deferred from period collections on unfulfilled performance obligations	3,818	446
Revenues recognized from period collections	(1,341)	(268)
Ending Balance	$27,517	$45,632
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
During the second quarter of 2021, we entered into an agreement to settle a customer dispute regarding fees related to minimum purchase commitments from 2014-2020. As a result of this settlement, we recognized approximately $49 million in revenue as of June 30, 2021. As of June 30, 2021, $43.9 million is included in unbilled receivables and $1.1 million is included in billed receivables related to this settlement. These amounts were received in full during the third quarter of 2021.
Foreign Operations
The following table includes information related to our foreign operations (in thousands):

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Total Sales	$25,656	$22,259	$47,352	$43,864
Pre-tax income	$5,034	$3,768	$9,172	$7,981
Net income	$3,977	$2,977	$7,246	$6,305
Foreign operations constituted approximately $28.8 million and $32.1 million of consolidated assets as of June 30, 2021 and 2020, respectively.

NOTE S— RELATED PARTY TRANSACTIONS
There were no related party transactions during the three and six months ended June 30, 2021 or 2020.
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
The Industrial & Specialty Products segment consists of over 600 product types and materials used in a variety of industries, including container glass, fiberglass, specialty glass, flat glass, building products, fillers and extenders, foundry products, chemicals, recreation products and filtration products.
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

The following table presents sales and segment contribution margin (in thousands) for the reportable segments and other operating results not allocated to the reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales:
Oil & Gas Proppants	$193,298	$72,495	$314,995	$228,210
Industrial & Specialty Products	124,003	100,042	236,722	213,926
Total sales	317,301	172,537	551,717	442,136
Segment contribution margin:
Oil & Gas Proppants	82,676	26,170	104,216	59,062
Industrial & Specialty Products	45,939	35,119	85,977	78,468
Total segment contribution margin	128,615	61,289	190,193	137,530
Operating activities excluded from segment cost of sales	(4,269)	(13,495)	(8,420)	(21,454)
Selling, general and administrative	(27,509)	(39,126)	(53,733)	(69,178)
Depreciation, depletion and amortization	(41,165)	(37,086)	(82,513)	(75,535)
Goodwill and other asset impairments	—	(3,956)	(38)	(107,822)
Interest expense	(17,918)	(22,179)	(35,629)	(44,456)
Other (expense) income, net, including interest income	(186)	(1,670)	2,419	16,001
Income tax (expense) benefit	(11,666)	23,605	(7,312)	59,691
Net income (loss)	$25,902	$(32,618)	$4,967	$(105,223)
Less: Net loss attributable to non-controlling interest	(126)	(264)	(283)	(524)
Net income (loss) attributable to U.S. Silica Holdings, Inc.	$26,028	$(32,354)	$5,250	$(104,699)
Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. At both June 30, 2021 and December 31, 2020, goodwill of $185.6 million has been allocated to these segments with zero assigned to Oil & Gas Proppants and $185.6 million to Industrial & Specialty Products.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-

looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “could,” “can have,” “likely” and other words and terms of similar meaning.

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
During our 121-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 600 diversified product types to customers across our end markets. As of June 30, 2021, we operated 24 production facilities across the United States. We control 509 million tons of reserves of commercial silica, which we believe can be processed to make 209 million tons of finished products that meet API frac sand specifications, and 83 million tons of reserves of diatomaceous earth, perlite, and clays.
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

Recent Trends and Outlook
Oil and gas proppants end market trends

During 2020, the COVID-19 pandemic and related economic repercussions, coupled with an inadequate supply response and exacerbated by the lack of global storage capacity, resulted in a precipitous decline in crude oil prices. Demand for our proppant and logistics services declined as our customers reduced their capital budgets and drilling operations in response to lower oil prices. In response to the effects of the pandemic on our Oil & Gas Proppants segment, we took a number of steps to reduce our costs of operations. We dramatically reduced all discretionary spending, lowered headcount, and closed or idled facilities as appropriate.
These events negatively affected, and could continue to negatively affect, our Oil & Gas Proppants segment in the future. The extent to which our business will continue to be affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, including the possibility of a resurgence in cases or new variants to the virus, the rate and effectiveness of vaccinations, additional actions by businesses and governments in response to the pandemic, and consumer sentiment and its effect on oil prices on the global economy generally. These factors could also aggravate the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. However, vaccinations have become more prevalent and businesses are continuing to re-open.
Sales were relatively flat in our Oil & Gas Proppants segment during the three months ended March 31, 2021 compared to the three months ended December 31, 2020. Sales increased by 59% or $71.6 million during the three months ended June 30, 2021 compared to the three months ended March 31, 2021, partially due to approximately $49 million of shortfall fees recognized. Our results for the three–month period ended June 30, 2021 in this segment are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021.

Amounts in thousands, except per ton data	Three Months Ended			Percentage Change
Oil & Gas Proppants	June 30, 2021	March 31, 2021	December 31, 2020	June 30, 2021 vs. March 31, 2021	March 31, 2021 vs. December 31, 2020
Sales	$193,298	$121,697	$120,344	59%	1%
Tons Sold	3,024	2,577	1,901	17%	36%
Average Selling Price per Ton	$63.92	$47.22	$63.31	35%	(25)%

If oil and gas drilling and completion activity does not grow, or if frac sand supply remains greater than demand, then we may sell fewer tons, sell tons at lower prices, or both. If we sell less frac sand or sell frac sand at lower prices, our revenue, net income, cash generated from operating activities, and liquidity would be adversely affected, and we could incur material asset impairments. If these events occur, we may evaluate further actions to reduce cost and improve liquidity.
Industrial and specialty products end market trends
Demand in the industrial and specialty products end markets has been relatively stable in recent years and is primarily influenced by key macroeconomic drivers such as housing starts, population growth, light vehicle sales, beer and wine production, repair and remodel activity and industrial production. The primary end markets served by our Industrial & Specialty Products segment are building and construction products, fillers and extenders, filtration, glassmaking, absorbents, foundry, and sports and recreation. We have been increasing our value-added product offerings in the industrial and specialty products end markets organically as well as through acquisitions, such as White Armor and EPM. Additionally, we have increased our focus on the alternative energy markets and products necessary for the supply chains of solar panels, green diesel and wind turbines. Sales of these new higher margin products have increased our Industrial & Specialty Products segment's profitability.
The COVID-19 pandemic has caused severe economic, market and other disruptions worldwide, which began to affect our Industrial & Specialty Products segment in the second quarter of 2020. After the COVID-19 pandemic has subsided, we may continue to experience adverse impacts in this segment as a result of any long-term impacts resulting from the pandemic in the relevant markets.
Our Business Strategy
The key drivers of our growth strategy include:
•increasing our presence and new product development in specialty products end markets;
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
    Our ten largest customers accounted for 49% and 45% of total sales for the three and six months ended June 30, 2021 and 40% and 36% for the three and six months ended June 30, 2020, respectively. One of our customers accounted for 15% of our total sales for the three months ended June 30, 2021. One of our customers accounted for 10% of our total sales for the three months ended June 30, 2020. No customers accounted for 10% or more of our total sales for the six months ended June 30, 2021 or 2020. At June 30, 2021, one of our customer's accounts receivable represented 23% of our total trade accounts receivable. At December 31, 2020, the same customer's accounts receivable represented 24% of our total trade accounts receivable. No other customers accounted for 10% or more of our total trade accounts receivable during the same periods.
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
    As of June 30, 2021, we had eight minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2021 and 2034. As of June 30, 2020, we had 11 minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2020 and 2034. Collectively, sales to customers with minimum purchase supply agreements accounted for 33% and 46% of Oil & Gas Proppants segment sales during the three and six months ended June 30, 2021, respectively, and 73% and 60% for the three and six months ended June 30, 2020, respectively.
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
    Segment contribution margin is not a measure of our financial performance under GAAP and should not be considered as an alternative or superior to measures derived in accordance with GAAP. Our measure of segment contribution margin is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation. For more information about segment contribution margin, including a reconciliation of this measure to its most directly comparable GAAP financial measure, net income (loss), see Note T - Segment Reporting to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.
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

    The following table sets forth a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA:

(amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to U.S. Silica Holdings, Inc.	$26,028	$(32,354)	$5,250	$(104,699)
Total interest expense, net of interest income	17,902	21,295	33,705	43,489
Provision for taxes	11,666	(23,605)	7,312	(59,691)
Total depreciation, depletion and amortization expenses	41,165	37,086	82,513	75,535
EBITDA	96,761	2,422	128,780	(45,366)
Non-cash incentive compensation (1)	3,954	4,388	8,528	7,235
Post-employment expenses (excluding service costs) (2)	363	527	726	1,140
Merger and acquisition related expenses (3)	109	386	303	995
Plant capacity expansion expenses (4)	19	2,390	60	4,580
Goodwill and other asset impairments (5)	—	3,956	38	107,822
Business optimization projects (6)	4	(4)	43	15
Facility closure costs (7)	490	2,738	992	3,835
Other adjustments allowable under the Credit Agreement (8)	1,586	23,963	2,132	8,756
Adjusted EBITDA	$103,286	$40,766	$141,602	$89,012

(1)	Reflects equity-based and other equity-related compensation expense.
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
(5)
The three and six months ended June 30, 2020 reflect $4.0 million and $107.8 million of asset impairments related to goodwill, long-lived assets, operating lease right-of-use assets and inventory related to idled facilities in our Oil & Gas Proppants segment. See Note G - Inventories, Note H - Property, Plant and Mine Development, Note I - Goodwill and Intangible Assets, and Note P - Leases to our Condensed Consolidated Financial Statements in Part I, Item 1 of our Quarterly Report on Form 10-Q for more information.

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
(8)
Reflects miscellaneous adjustments permitted under the Credit Agreement, such as recruiting fees and relocation costs. The three and six months ended June 30, 2021 also included $1.8 million related to expenses incurred with severe winter storms during the first quarter, costs related to a power interruption at a plant location of $0.5 million, partially offset by $0.1 million for a measurement period adjustment related to the Arrows Up bargain purchase. The three months ended June 30, 2020 also included $1.9 million in transload shortfalls and exit fees, $4.1 million in inventory adjustments, $2.5 million measurement period adjustment to the gain attributable to the bargain purchase of Arrows Up, $3.1 million in severance costs, and $11.8 million in legal expense due to unsuccessful defense of a small number of our patents. The six months ended June 30, 2020 also includes $1.6 million in severance costs and $17.6 million related to the gain attributable to the bargain purchase of Arrows Up. See Note E - Business Combinations to our Condensed Consolidated Financial Statements in Part I, Item 1 of our Quarterly Report on Form 10-Q for more information.

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
    As of June 30, 2021, we were in compliance with all covenants under our Credit Facility, and our Revolver usage was $25.0 million (not including $22.0 million allocated for letters of credit). Since the Revolver usage did not exceed 30% of the Revolver commitment, the consolidated leverage ratio covenant did not apply. Based on our consolidated leverage ratio of 4.81:1.00 as of June 30, 2021, we may draw up to approximately $30.0 million without the consent of our lenders. With the consent of our lenders, we have access to the full availability of the Revolver. The calculation of the consolidated leverage ratio incorporates the Adjusted EBITDA-trailing twelve months as follows:

(All amounts in thousands, except calculated ratio)	June 30, 2021

Total debt	$1,231,846
Finance leases	3,404
Total consolidated debt	$1,235,250

Adjusted EBITDA-trailing twelve months	$256,513
Pro forma Adjusted EBITDA including impact of acquisitions (1)	—
Other adjustments for covenant calculation (2)	252
Total Adjusted EBITDA-trailing twelve months for covenant calculation	$256,765

Consolidated leverage ratio(3)	4.81

(1)	Covenant calculation allows for the Adjusted EBITDA-trailing twelve months to include the impact of acquisitions on a pro forma basis.
(2)	Covenant calculation excludes activity at legal entities above the operating company, which is mainly interest income offset by public company operating expenses.
(3)	Calculated by dividing total consolidated debt by total Adjusted EBITDA-trailing twelve months for covenant calculation.

Results of Operations for the Three Months Ended June 30, 2021 and 2020
Sales

(In thousands except per ton data)	Three Months Ended June 30,		Percent Change
	2021	2020	'21 vs.'20
Sales:
Oil & Gas Proppants	$193,298	$72,495	167%
Industrial & Specialty Products	124,003	100,042	24%
Total sales	$317,301	$172,537	84%
Tons:
Oil & Gas Proppants	3,024	1,112	172%
Industrial & Specialty Products	1,080	792	36%
Total Tons	4,104	1,904	116%
Average Selling Price per Ton:
Oil & Gas Proppants	$63.92	$65.19	(2)%
Industrial & Specialty Products	$114.82	$126.32	(9)%
Overall Average Selling Price per Ton	$77.32	$90.62	(15)%

Total sales increased 84% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, driven by a 116% increase in total tons sold, partially offset by a 15% decrease in overall average selling price.
The increase in total sales was mainly driven by Oil & Gas Proppants sales, which increased 167% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Oil & Gas Proppants average selling price decreased 2% and tons sold increased 172%. This increase is due to overall improved economic conditions and recognition of approximately $49 million of shortfall fees.
The increase in total sales was also partially driven by Industrial & Specialty Products sales, which increased 24% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Industrial & Specialty Products tons sold increased 36% and average selling price decreased by 9%. The increase is due to overall improved economic conditions.
Cost of Sales (excluding depreciation, depletion, and amortization)
Cost of sales increased by $68.3 million, or 55%, to $193.0 million for the three months ended June 30, 2021 compared to $124.7 million for the three months ended June 30, 2020. These changes result from the main components of cost of sales as discussed below. As a percentage of sales, cost of sales represented 61% for the three months ended June 30, 2021 compared to 72% for the same period in 2020.
We incurred $86.6 million and $39.4 million of transportation and related costs for the three months ended June 30, 2021 and 2020, respectively. The $47.2 million increase was mainly due to increased volumes, increased carrier costs for SandBox and increased rail car and barge rates. As a percentage of sales, transportation and related costs represented 27% for the three months ended June 30, 2021 compared to 23% for the same period in 2020.
We incurred $36.4 million and $25.2 million of operating labor costs for the three months ended June 30, 2021 and 2020, respectively. The $11.2 million increase in labor cost was mainly due to increased headcount and cost of living and merit increases. As a percentage of sales, operating labor costs represented 11% for the three months ended June 30, 2021 compared to 15% for the same period in 2020.
We incurred $12.5 million and $7.4 million of electricity and drying fuel (principally natural gas) costs for the three months ended June 30, 2021 and 2020, respectively. The $5.1 million increase in electricity and drying fuel costs was mainly due to increased volumes, costs related to severe winter storms during the first quarter of 2021 and increased natural gas prices.

As a percentage of sales, electricity and drying fuel costs represented 4% for both the three months ended June 30, 2021 and 2020.
We incurred $17.1 million and $9.7 million of maintenance and repair costs for the three months ended June 30, 2021 and 2020, respectively. The $7.4 million increase in maintenance and repair costs is mainly due to an increase in maintenance projects as production increased. As a percentage of sales, maintenance and repair costs represented 5% and 6% for the three months ended June 30, 2021 and 2020, respectively.
Segment Contribution Margin
Industrial & Specialty Products contribution margin increased by $10.8 million to $45.9 million for the three months ended June 30, 2021 compared to $35.1 million for the three months ended June 30, 2020, driven by a $24.0 million increase in revenue offset by a $13.1 million increase in cost of sales.
Oil & Gas Proppants contribution margin increased by $56.5 million to $82.7 million for the three months ended June 30, 2021 compared to $26.2 million for the three months ended June 30, 2020, driven by a $120.8 million increase in sales, which included approximately $49 million in shortfall fees, partially offset by a $64.3 million increase in cost of sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $11.6 million, or 30%, to $27.5 million for the three months ended June 30, 2021 compared to $39.1 million for the three months ended June 30, 2020. The net decrease was primarily due to expensing $11.8 million of capitalized legal fees in the 2020 period related to the unsuccessful defense of a small number of our patents not recurring during 2021.
    In total, our selling, general and administrative expenses represented approximately 9% and 23% of our sales for the three months ended June 30, 2021 and 2020.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense increased by $4.1 million, or 11%, to $41.2 million for the three months ended June 30, 2021 compared to $37.1 million for the three months ended June 30, 2020. The increase was mainly driven by accelerated depreciation of certain assets, offset by reduced capital spending. Depreciation, depletion and amortization expense represented approximately 13% and 22% of our sales for the three months ended June 30, 2021 and 2020, respectively.
Goodwill and Other Asset Impairments
During the three months ended June 30, 2021, we recorded no asset impairment charges. During the three months ended June 30, 2020, we recorded $4.0 million of asset impairment charges.
Operating Income (Loss)
Operating income for the three months ended June 30, 2021 was $55.7 million compared to an operating loss of $32.4 million for the three months ended June 30, 2020. The change was mainly driven by an 84% increase in sales and a 30% decrease in selling, general and administrative expenses, partially offset by a 55% increase in cost of sales and an 11% increase in depreciation, depletion and amortization expense.
Interest Expense
Interest expense decreased by $4.3 million, or 19%, to $17.9 million for the three months ended June 30, 2021 compared to $22.2 million for the three months ended June 30, 2020, primarily due to expiration of the derivatives and a decrease in interest rates.
Other (Expense) Income, Net, Including Interest Income
Other income (expense), net, decreased by $1.5 million, to $0.2 million for the three months ended June 30, 2021 compared to $1.7 million for the three months ended June 30, 2020, primarily due to a decrease in interest income.

Provision for Income Taxes
For the three months ended June 30, 2021 and 2020, we had tax expense of $11.7 million and a tax benefit of $23.6 million, respectively. The effective tax rates were 31% and 42% for the three months ended June 30, 2021 and 2020, respectively. Without discrete items, which primarily consist of tax expense related to equity compensation and state tax expense, the effective tax rates for both the three months ended June 30, 2021 and 2020 would have been 24%.
During the three months ended June 30, 2021 and 2020, we recorded a tax benefit related to equity compensation of $0.9 million and tax expense of $0.8 million related to equity compensation, respectively.
Net Income (Loss)
Net income (loss) attributable to U.S. Silica Holdings, Inc., was net income of $26.0 million and a net loss of $32.4 million for the three months ended June 30, 2021 and 2020, respectively. The year over year changes were due to the factors noted above.
Results of Operations for the Six Months Ended June 30, 2021 and 2020
Sales

(In thousands except per ton data)	Six Months Ended June 30,		Percent Change
	2021	2020	'21 vs.'20
Sales:
Oil & Gas Proppants	$314,995	$228,210	38%
Industrial & Specialty Products	236,722	213,926	11%
Total sales	$551,717	$442,136	25%
Tons:
Oil & Gas Proppants	5,601	4,314	30%
Industrial & Specialty Products	2,064	1,751	18%
Total Tons	7,665	6,065	26%
Average Selling Price per Ton:
Oil & Gas Proppants	$56.24	$52.90	6%
Industrial & Specialty Products	$114.69	$122.17	(6)%
Overall Average Selling Price per Ton	$71.98	$72.90	(1)%
Total sales increased 25% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, driven by a 26% increase in total tons sold, offset by a 1% decrease in overall average selling price.
The increase in total sales was mainly driven by Oil & Gas Proppants sales, which increased 38% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Oil & Gas Proppants average selling price increased 6% and tons sold increased 30%. This increase is due to overall improved economic conditions and recognition of approximately $49 million of shortfall fees.
The increase in total sales was also driven by Industrial & Specialty Products sales, which increased 11% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Industrial & Specialty Products average selling price decreased 6% and tons sold increased by 18%. The increase is due to overall improved economic conditions.
Cost of Sales (excluding depreciation, depletion, and amortization)
Cost of sales increased by $43.8 million, or 13%, to $369.9 million for the six months ended June 30, 2021 compared to $326.1 million for the six months ended June 30, 2020. These changes result from the main components of cost of sales as discussed below. As a percentage of sales, cost of sales represented 67% for the six months ended June 30, 2021 compared to 74% for the same period in 2020.

We incurred $164.8 million and $113.8 million of transportation and related costs for the six months ended June 30, 2021 and 2020, respectively. The $51.0 million increase was mainly due to increased volumes, increased carrier costs for SandBox and increased rail car and barge rates. As a percentage of sales, transportation and related costs represented 30% for the six months ended June 30, 2021 compared to 26% for the same period in 2020.
We incurred $70.6 million and $67.0 million of operating labor costs for the six months ended June 30, 2021 and 2020, respectively. The $3.6 million increase in labor costs incurred was mainly due to increased headcount and cost of living and merit increases. As a percentage of sales, operating labor costs represented 13% for the six months ended June 30, 2021 compared to 15% for the same period in 2020.
We incurred $24.5 million and $17.9 million of electricity and drying fuel (principally natural gas) costs for the six months ended June 30, 2021 and 2020, respectively. The $6.6 million increase in electricity and drying fuel costs incurred was mainly due to increased volumes, costs related to severe winter storms during the first quarter of 2021 and increased natural gas prices. As a percentage of sales, electricity and drying fuel costs represented 4% for both the six months ended June 30, 2021 and 2020.
We incurred $31.1 million and $25.4 million of maintenance and repair costs for the six months ended June 30, 2021 and 2020, respectively. The $5.7 million increase in maintenance and repair costs is primarily due to an increase in maintenance projects as production increased. As a percentage of sales, maintenance and repair costs represented 6% for both the six months ended June 30, 2021 and 2020, respectively.
Segment Contribution Margin
Industrial & Specialty Products contribution margin increased by $7.5 million to $86.0 million for the six months ended June 30, 2021 compared to $78.5 million for the six months ended June 30, 2020, driven by a $22.8 million increase in revenue, partially offset by a $15.3 million increase in cost of sales.
Oil & Gas Proppants contribution margin increased by $45.1 million to $104.2 million for the six months ended June 30, 2021 compared to $59.1 million for the six months ended June 30, 2020, driven by a $86.8 million increase in sales, which included approximately $49 million in shortfall fees, partially offset by a $41.6 million increase in cost of sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $15.5 million, or 22%, to $53.7 million for the six months ended June 30, 2021 compared to $69.2 million for the six months ended June 30, 2020. The net decrease was primarily due to expensing $11.8 million of capitalized legal fees in the 2020 period related to the unsuccessful defense of a small number of our patents not recurring during 2021.
    In total, our selling, general and administrative expenses represented approximately 10% and 16% of our sales for the six months ended June 30, 2021 and 2020, respectively.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense increased by $7.0 million, or 9%, to $82.5 million for the six months ended June 30, 2021 compared to $75.5 million for the six months ended June 30, 2020. The increase was mainly driven by accelerated depreciation of certain assets, offset by reduced capital spending. Depreciation, depletion and amortization expense represented approximately 15% and 17% of our sales for the six months ended June 30, 2021 and 2020, respectively.
Goodwill and Other Asset Impairments
During the six months ended June 30, 2021, we recorded $38.0 thousand of asset impairment charges. During the six months ended June 30, 2020, we recorded $107.8 million of asset impairment charges for long-lived assets and inventories of idled plants, operating right-of-use assets, and goodwill related to the Oil & Gas Proppants segment.
Operating Income (Loss)
Operating income (loss) increased by $182.0 million to operating income of $45.5 million for the six months ended June 30, 2021 compared to operating loss of $136.5 million for the six months ended June 30, 2020. The increase was driven by a 25% increase in sales and a 22% decrease in selling, general and administrative expenses, partially offset by a 9% increase in depreciation, depletion and amortization expense, and a 13% increase in cost of sales during the six months ended June 30, 2021.
Interest Expense
Interest expense decreased by $8.9 million, or 20%, to $35.6 million for the six months ended June 30, 2021 compared to $44.5 million for the six months ended June 30, 2020, mainly due to the expiration of the derivatives and a decrease in interest rates.
Other Income (Expense), Net, Including Interest Income
Other income (expense), net, decreased by $13.6 million to $2.4 million for the six months ended June 30, 2021 compared to $16.0 million for the six months ended June 30, 2020. The decrease primarily related to the gain on bargain purchase price of $14.9 million not recurring in 2021.
    Provision for Income Taxes
For the six months ended June 30, 2021, we had tax expense of $7.3 million. For the six months ended June 30, 2020, we had tax benefit of $59.7 million. The effective tax rates were 60% and 36% for the six months ended June 30, 2021 and 2020, respectively. Without discrete items, which primarily consist of tax expense related to equity compensation and state tax expense, the effective tax rates for the six months ended June 30, 2021 and 2020 would have been 25% and 24%, respectively.
During the six months ended June 30, 2021 and 2020, we recorded tax expense related to equity compensation of $0.5 million and $1.3 million, respectively.
Net Income (Loss)
Net income (loss) attributable to U.S. Silica Holdings, Inc., was net income of $5.3 million and a net loss of $104.7 million for the six months ended June 30, 2021 and 2020, respectively. The year over year changes were due to the factors noted above.
Liquidity and Capital Resources
Overview
    Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to return cash to our stockholders, and to pay for acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through cash on hand, borrowings under our credit facilities, or equity issuances. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of June 30, 2021, our working capital was $369.2 million and we had $53.0 million of availability under the Revolver. Based on our consolidated leverage ratio of 4.81:1.00 as of June 30, 2021, we may draw up to approximately $30.0 million without the consent of our lenders. With the consent of our lenders, we have access to the full availability of the Revolver. Additionally, at June 30, 2021, other receivables included $21.5 million of refunds related to NOL carryback claims filed for various tax years in accordance with certain provisions of the CARES Act, which we expect to receive during 2021.
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
    Management and our Board remain committed to evaluating additional ways of creating shareholder value. Any determination to pay dividends or other distributions in cash, stock, or property in the future or otherwise return capital to our stockholders, including decisions about existing or new share repurchase programs, will be at the discretion of our Board and will be dependent on then-existing conditions, including industry and market conditions, our financial condition, results of operations, liquidity and capital requirements, contractual restrictions including restrictive covenants contained in debt agreements, and other factors. Additionally, because we are a holding company, our ability to pay dividends on our common stock may be limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us, including restrictions under the terms of the agreements governing our indebtedness. During 2020, our Board of Directors determined that it was not in the best interest of our shareholders to issue a dividend subsequent to the second quarter and for the remainder of the year. We do not have plans to resume issuing dividends in the near term.
Cash Flow Analysis
    A summary of operating, investing and financing activities (in thousands) is shown in the following table:

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$81,953	$(12,085)
Investing activities	(6,884)	(21,250)
Financing activities	(13,289)	6,271
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
Net cash provided by operating activities was $82.0 million for the six months ended June 30, 2021. This was mainly due to $5.0 million in net income adjusted for non-cash items, including $82.5 million in depreciation, depletion and amortization, $4.1 million in deferred income taxes, $7.9 million in equity-based compensation, $10.0 million in deferred revenue, and $28.0 million in other miscellaneous non-cash items. Also contributing to the change was a $15.3 million increase in accounts receivable, an $8.7 million increase in inventories, a $3.8 million decrease in prepaid expenses and other current assets, a $15.9 million increase in accounts payable and accrued liabilities, a $14.1 million decrease in lease liabilities, and a $17.0 million change in other operating assets and liabilities.
Net cash used in operating activities was $12.1 million for the six months ended June 30, 2020. This was mainly due to a $105.2 million net loss adjusted for non-cash items, including $75.5 million in depreciation, depletion and amortization, $107.8 million in goodwill and other asset impairments, $61.1 million in deferred income taxes, $7.0 million in equity-based compensation, $5.0 million in deferred revenue, and $2.1 million in other miscellaneous non-cash items. Also contributing to the change was a $96.3 million decrease in accounts receivable, a $9.9 million decrease in inventories, a $16.1 million increase in prepaid expenses and other current assets, a $107.0 million decrease in accounts payable and accrued liabilities, a $31.8 million decrease in lease liabilities, and a $15.5 million change in other operating assets and liabilities.
Net Cash Used in / Provided by Investing Activities
Investing activities consist primarily of cash consideration paid to acquire businesses and capital expenditures for growth and maintenance.
Net cash used in investing activities was $6.9 million for the six months ended June 30, 2021. This was mainly due to capital expenditures of $7.1 million and capitalized intellectual property costs of $0.2 million, offset by $0.3 million in proceeds from the sale of property, plant and equipment.
Net cash used in investing activities was $21.3 million for the six months ended June 30, 2020. This was mainly due to capital expenditures of $23.2 million and capitalized intellectual property costs of $0.5 million, offset by $2.5 million in proceeds from the sale of property, plant and equipment.. Capital expenditures for the six months ended June 30, 2020 were primarily related to the payment of capital expenditures accrued in 2019 and improvements and expansions at our industrial facilities in Millen, Georgia, and Columbia, South Carolina and maintenance and other capital projects.

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
Net cash used in financing activities was $13.3 million for the six months ended June 30, 2021. This was mainly due to $4.2 million of short-term debt payments, $6.4 million of long-term debt payments, and $2.1 million of tax payments related to shares withheld for vested restricted stock and stock units.
Net cash provided by financing activities was $6.3 million for the six months ended June 30, 2020. This was mainly due to $5.1 million of short-term debt payments, $7.0 million of long-term debt payments, $6.1 million of dividends paid, $0.5 million of tax payments related to shares withheld for vested restricted stock and restricted stock units, offset by a $25.0 million draw down from the Revolver.
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
Environmental Matters
We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. As of June 30, 2021, we had $25.7 million accrued for future reclamation costs, as compared to $24.7 million as of December 31, 2020.
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
Interest Rate Risk
We are exposed to interest rate risk arising from adverse changes in interest rates. As of June 30, 2021, we had $1.253 billion of debt outstanding under the Credit Agreement. Assuming LIBOR is greater than the 1.0% minimum base rate on the Term Loan, a hypothetical increase in interest rates by 1.0% would have changed our interest expense by $12.5 million per year.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our existing internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As a result of the above developments, the filing rate of new claims against us over the past few years has decreased to below pre-2001 levels, and we were named as a defendant in one, one, and 20 new silicosis cases filed in 2020, 2019, and 2018, respectively. The main driver of the increase in cases filed in 2018 was 16 claims arising out of a single location in Mississippi. During the six months ended June 30, 2021, one new claim was brought against U.S. Silica. As of June 30, 2021, there were 44 active silica-related product liability claims pending in which U.S. Silica is a defendant. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for both our predecessors that cover certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to certain insurance). As a result of a settlement with a former owner and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf.
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
Share Repurchase Program
The following table presents the total number of shares of our common stock that we repurchased during the second quarter of 2021, the average price paid per share, the number of shares that we repurchased as part of our share repurchase program, and the approximate dollar value of shares that still could have been repurchased at the end of the applicable fiscal period pursuant to our share repurchase program:

Period	Total Number of Shares Withheld or Forfeited (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
April 1, 2021 - April 30, 2021	21,017	$13.02	—	126,540,060
May 1, 2021 - May 31, 2021	54,462	$11.87	—	126,540,060
June 1, 2021 - June 30, 2021	—	$—	—	126,540,060
Total	75,479	$12.20	—

(1)	In May 2018, our Board of Directors authorized and announced the repurchase of up to $200 million of our common stock from time to time on the open market or in privately negotiated transactions. Stock repurchases, if any, will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. As of June 30, 2021, we have repurchased a total of 5,036,139 shares of our common stock at an average price of $14.59.
(2)	Shares withheld by U.S. Silica to pay taxes due upon the vesting of employee restricted stock and restricted stock units for the months ended April 30, May 31, and June 30, 2021, respectively.

We did not repurchase any shares of common stock under our share repurchase program during the three and six months ended June 30, 2021.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
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

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of U.S. Silica Holdings, Inc., effective May 4, 2017.	8-K	001-35416	3.1	May 10, 2017
3.2	Third Amended and Restated Bylaws of U.S. Silica Holdings, Inc., effective May 4, 2017.	8-K	001-35416	3.2	May 10, 2017
10.1	Third Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan, as amended and restated effective May 13, 2021.	8-K	001-35416	10.1	May 14, 2021
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification by Bryan A. Shinn, Chief Executive Officer.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification by Donald A. Merril, Chief Financial Officer.
32.1#	Section 1350 Certification by Bryan A. Shinn, Chief Executive Officer.
32.2#	Section 1350 Certification by Donald A. Merril, Chief Financial Officer.
95.1*	Mine Safety Disclosure.
101*	101.INS XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
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

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of July 2021.

U.S. Silica Holdings, Inc.

/s/ DONALD A. MERRIL
Name:	Donald A. Merril
Title:	Executive Vice President & Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

S-1