Form 10-Q
period 2021-09-30
U.S. SILICA HOLDINGS, INC.
filed 2021-10-29
CIK 1524741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☑
As of October 22, 2021, 74,571,246 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

U.S. SILICA HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended September 30, 2021

PART I-FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; dollars in thousands)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$250,587	$150,920
Accounts receivable, net	176,759	206,934
Inventories, net	116,405	104,684
Prepaid expenses and other current assets	29,204	23,147
Income tax deposits	—	628
Total current assets	572,955	486,313
Property, plant and mine development, net	1,277,133	1,368,092
Lease right-of-use assets	44,866	37,469
Goodwill	185,649	185,649
Intangible assets, net	152,445	159,582
Other assets	7,567	9,842
Total assets	$2,240,615	$2,246,947
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$157,082	$121,920
Current portion of operating lease liabilities	15,846	17,388
Current portion of long-term debt	20,484	42,042
Current portion of deferred revenue	6,744	13,545
Total current liabilities	200,156	194,895
Long-term debt, net	1,195,092	1,197,660
Deferred revenue	17,045	20,147
Liability for pension and other post-retirement benefits	38,923	48,169
Deferred income taxes, net	48,033	49,386
Operating lease liabilities	76,806	76,361
Other long-term liabilities	36,552	33,538
Total liabilities	1,612,607	1,620,156
Commitments and Contingencies (Note N)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; zero issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 83,977,121 issued and 74,571,246 outstanding at September 30, 2021; 83,143,176 issued and 73,986,566 outstanding at December 31, 2020	837	827
Additional paid-in capital	1,213,165	1,200,023
Retained deficit	(410,233)	(395,496)
Treasury stock, at cost, 9,405,875 and 9,156,610 shares at September 30, 2021 and December 31, 2020, respectively	(183,483)	(181,615)
Accumulated other comprehensive loss	(2,562)	(8,479)
Total U.S. Silica Holdings, Inc. stockholders’ equity	617,724	615,260
Non-controlling interest	10,284	11,531
Total stockholders' equity	628,008	626,791
Total liabilities and stockholders’ equity	$2,240,615	$2,246,947
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales:
Product	$216,134	$159,637	$675,611	$541,998
Service	51,164	16,835	143,404	76,610
Total sales	267,298	176,472	819,015	618,608
Cost of sales (excluding depreciation, depletion and amortization):
Product	168,212	93,747	464,971	373,373
Service	39,236	13,845	112,421	60,279
Total cost of sales (excluding depreciation, depletion and amortization)	207,448	107,592	577,392	433,652
Operating expenses:
Selling, general and administrative	30,956	27,216	84,689	96,394
Depreciation, depletion and amortization	39,981	40,069	122,494	115,604
Goodwill and other asset impairments	11	222	49	108,044
Total operating expenses	70,948	67,507	207,232	320,042
Operating (loss) income	(11,098)	1,373	34,391	(135,086)
Other (expense) income:
Interest expense	(17,796)	(19,274)	(53,425)	(63,730)
Other income (expense), net, including interest income	2,580	(409)	4,999	15,592
Total other expense	(15,216)	(19,683)	(48,426)	(48,138)
Loss before income taxes	(26,314)	(18,310)	(14,035)	(183,224)
Income tax benefit (expense)	6,140	4,094	(1,172)	63,785
Net loss	$(20,174)	$(14,216)	$(15,207)	$(119,439)
Less: Net loss attributable to non-controlling interest	(179)	(254)	(462)	(778)
Net loss attributable to U.S. Silica Holdings, Inc.	$(19,995)	$(13,962)	$(14,745)	$(118,661)
Loss per share attributable to U.S. Silica Holdings, Inc.:
Basic	$(0.27)	$(0.19)	$(0.20)	$(1.61)
Diluted	$(0.27)	$(0.19)	$(0.20)	$(1.61)
Weighted average shares outstanding:
Basic	74,523	73,688	74,267	73,601
Diluted	74,523	73,688	74,267	73,601
Dividends declared per share	$—	$—	$—	$0.02
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(20,174)	$(14,216)	$(15,207)	$(119,439)
Other comprehensive income (loss):
Unrealized gain on derivatives (net of tax of zero and $231 for the three months ended September 30, 2021 and 2020, respectively, and zero and $973 for the nine months ended September 30, 2021 and 2020, respectively)	—	725	—	3,053
Foreign currency translation adjustment (net of tax of $(260) and $202 for the three months ended September 30, 2021 and 2020, respectively, and $(224) and $212 for the nine months ended September 30, 2021 and 2020, respectively)	(251)	631	(707)	662
Pension and other post-retirement benefits liability adjustment (net of tax of $1,491 and $(1,048) for the three months ended September 30, 2021 and 2020, respectively, and $2,110 and $(2,773) for the nine months ended September 30, 2021 and 2020, respectively)	(5,472)	(3,287)	6,624	(8,702)
Comprehensive loss	$(25,897)	$(16,147)	$(9,290)	$(124,426)
Less: Comprehensive loss attributable to non-controlling interest	(179)	(254)	(462)	(778)
Comprehensive loss attributable to U.S. Silica Holdings, Inc.	$(25,718)	$(15,893)	$(8,828)	$(123,648)
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; dollars in thousands, except per share amounts)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total U.S. Silica Holdings Inc., Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance at June 30, 2021	$837	$(183,420)	$1,207,670	$(390,238)	$3,161	$638,010	$10,729	$648,739
Net loss	—	—	—	(19,995)	—	(19,995)	(179)	(20,174)
Foreign currency translation adjustment	—	—	—	—	(251)	(251)	—	(251)
Pension and post-retirement liability	—	—	—	—	(5,472)	(5,472)	—	(5,472)
Distributions to non-controlling interest	—	—	—	—	—	—	(266)	(266)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	5,495	—	—	5,495	—	5,495
Tax payments related to shares withheld for vested restricted stock and stock units	—	(63)	—	—	—	(63)	—	(63)
Balance at September 30, 2021	$837	$(183,483)	$1,213,165	$(410,233)	$(2,562)	$617,724	$10,284	$628,008

Balance at June 30, 2020	$826	$(181,413)	$1,192,068	$(386,110)	$(22,910)	$602,461	$10,807	$613,268
Net loss	—	—	—	(13,962)	—	(13,962)	(254)	(14,216)
Unrealized gain on derivatives	—	—	—	—	725	725	—	725
Foreign currency translation adjustment	—	—	—	—	631	631	—	631
Pension and post-retirement liability	—	—	—	—	(3,287)	(3,287)	—	(3,287)
Cash dividends	—	—	—	11	—	11	—	11
Contributions from non-controlling interest	—	—	—	—	—	—	1,266	1,266
Common stock-based compensation plans activity:
Equity-based compensation	—	—	5,397	—	—	5,397	—	5,397
Tax payments related to shares withheld for vested restricted stock and stock units	1	(129)	(1)	—	—	(129)	—	(129)
Balance at September 30, 2020	$827	$(181,542)	$1,197,464	$(400,061)	$(24,841)	$591,847	$11,819	$603,666

The accompanying notes are an integral part of these financial statements.

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total U.S. Silica Holdings Inc., Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2020	$827	$(181,615)	$1,200,023	$(395,496)	$(8,479)	$615,260	$11,531	$626,791
Net loss	—	—	—	$(14,745)	—	(14,745)	(462)	(15,207)
Foreign currency translation adjustment	—	—	—	—	(707)	(707)	—	(707)
Pension and post-retirement liability	—	—	—	—	6,624	6,624	—	6,624
Cash dividends	—	—	—	8	—	8	—	8
Distributions to non-controlling interest	—	—	—	—	—	—	(785)	(785)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	13,391	—	—	13,391	—	13,391
Proceeds from options exercised	—	344	(239)	—	—	105	—	105
Tax payments related to shares withheld for vested restricted stock and stock units	10	(2,212)	(10)	—	—	(2,212)	—	(2,212)
Balance at September 30, 2021	$837	$(183,483)	$1,213,165	$(410,233)	$(2,562)	$617,724	$10,284	$628,008

Balance at December 31, 2019	$823	$(180,912)	$1,185,116	$(279,956)	$(19,854)	$705,217	$11,363	$716,580
Net loss	—	—	—	(118,661)	—	(118,661)	(778)	(119,439)
Unrealized gain on derivatives	—	—	—	—	3,053	3,053	—	3,053
Foreign currency translation adjustment	—	—	—	—	662	662	—	662
Pension and post-retirement liability	—	—	—	—	(8,702)	(8,702)	—	(8,702)
Cash dividends	—	—	—	(1,444)	—	(1,444)	—	(1,444)
Contributions from non-controlling interest	—	—	—	—	—	—	1,234	1,234
Common stock-based compensation plans activity:
Equity-based compensation	—	—	12,352	—	—	12,352	—	12,352
Tax payments related to shares withheld for vested restricted stock and stock units	4	(630)	(4)	—	—	(630)	—	(630)
Balance at September 30, 2020	$827	$(181,542)	$1,197,464	$(400,061)	$(24,841)	$591,847	$11,819	$603,666

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(15,207)	$(119,439)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	122,494	115,604
Goodwill and other asset impairments	49	108,044
Debt issuance amortization	3,801	3,855
Original issue discount amortization	771	778
Deferred income taxes	(3,239)	(65,645)
Deferred revenue	(14,264)	(6,292)
Gain on disposal of property, plant and equipment	(406)	(1,785)
Equity-based compensation	13,391	12,352
Allowance for credit losses, net of recoveries	(948)	1,381
Gain on remeasurement of leases	—	(24,415)
Other	23,696	(2,381)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	31,216	81,234
Inventories	(11,721)	15,218
Prepaid expenses and other current assets	1,185	(19,639)
Income taxes	1,789	804
Accounts payable and accrued expenses	36,824	(102,449)
Operating lease liabilities	(19,728)	(51,859)
Liability for pension and other post-retirement benefits	(11,119)	9,053
Other noncurrent assets and liabilities	(1,802)	16,883
Net cash provided by (used in) operating activities	156,782	(28,698)
Investing activities:
Capital expenditures	(15,394)	(27,751)
Capitalized intellectual property costs	(210)	(531)
Proceeds from sale of property, plant and equipment	644	2,749
Net cash used in investing activities	(14,960)	(25,533)
Financing activities:
Dividends paid	(41)	(6,169)
Proceeds from options exercised	105	—
Tax payments related to shares withheld for vested restricted stock and stock units	(2,212)	(630)
(Payments on) proceeds from draw down of the Revolver	(25,000)	25,000
Payments on short-term debt	(4,184)	(5,745)
Payments on long-term debt	(9,600)	(10,235)
(Distributions to) contributions from non-controlling interest	(785)	1,234
Principal payments on finance lease obligations	(438)	(41)
Net cash (used in) provided by financing activities	(42,155)	3,414
Net increase (decrease) in cash and cash equivalents	99,667	(50,817)
Cash and cash equivalents, beginning of period	150,920	185,740
Cash and cash equivalents, end of period	$250,587	$134,923

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited; dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$48,538	$57,107
Taxes, net of refunds	$(13,324)	$(35,676)
Non-cash items:
Accrued capital expenditures	$2,592	$15,111
Net assets assumed in business acquisition	$68	$8,241
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
Basis of Presentation and Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements for the quarter ended September 30, 2021 included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). They do not contain certain information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020; therefore, the unaudited Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Operating results for the nine-month period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021. In the opinion of management, all adjustments necessary for a fair presentation have been included. Such adjustments are of a normal, recurring nature.
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
New Accounting Pronouncements Recently Adopted

None.

New Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting followed by ASU 2021-01, Reference Rate Reform (Topic 848): Scope, issued in January 2021 to provide clarifying guidance regarding the scope of Topic 848. ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Generally, the guidance is to be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. As of September 30, 2021, we have not elected to use the optional guidance and continue to evaluate the options provided by ASU 2020-04 and ASU 2021-01. See Note J - Debt for discussion of the use of the adjusted LIBOR rate in connection with borrowings under our senior secured revolving credit facility.

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
The following table shows the computation of basic and diluted earnings per share:

In thousands, except per share amounts	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to U.S. Silica Holdings, Inc.	$(19,995)	$(13,962)	$(14,745)	$(118,661)

Denominator:
Weighted average shares outstanding	74,523	73,688	74,267	73,601
Diluted effect of stock awards	—	—	—	—
Weighted average shares outstanding assuming dilution	74,523	73,688	74,267	73,601

Loss per share attributable to U.S. Silica Holdings, Inc.:
Basic loss per share	$(0.27)	$(0.19)	$(0.20)	$(1.61)
Diluted loss per share	$(0.27)	$(0.19)	$(0.20)	$(1.61)

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

In thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Potentially dilutive shares excluded	1,523	348	1,706	173
Stock options excluded	667	826	584	826
Restricted stock and performance share unit awards excluded	92	2,667	67	4,103
NOTE D—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) consists of fair value adjustments associated with accumulated adjustments for net experience losses and prior service costs related to employee benefit plans and foreign currency translation adjustments, net of tax. The following table presents the changes in accumulated other comprehensive income (loss) by component (in thousands):

	For the Nine Months Ended September 30, 2021
	Foreign currency translation adjustments	Pension and other post-retirement benefits liability	Total
Beginning Balance	$583	$(9,062)	$(8,479)
Other comprehensive (loss) gain before reclassifications	(707)	6,029	5,322
Amounts reclassified from accumulated other comprehensive loss	—	595	595
Ending Balance	$(124)	$(2,438)	$(2,562)
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

NOTE F—ACCOUNTS RECEIVABLE
Accounts receivable are recorded when billed or accrued and represent claims against third parties that will be settled in cash. The carrying value of our accounts receivable, net of the allowance for credit losses, represents their estimated net realizable value. Accounts receivable (in thousands) consisted of the following:

	September 30, 2021	December 31, 2020
Trade receivables	$157,406	$171,230
Less: Allowance for credit losses	(4,878)	(6,604)
Net trade receivables	152,528	164,626
Other receivables(1)	24,231	42,308
Total accounts receivable	$176,759	$206,934

(1)
At September 30, 2021 and December 31, 2020, other receivables included $21.5 million and $37.4 million, respectively, of refunds related to NOL carryback claims filed for various tax years in accordance with certain provisions of the CARES Act.

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
The following table reflects the change of the allowance for credit losses (in thousands):

	Oil & Gas Proppants	Industrial & Specialty Products	Total
Beginning balance, December 31, 2020	$5,684	$920	$6,604
Allowance for credit losses	(1,000)	52	(948)
Write-offs	(16)	(762)	(778)
Ending balance, September 30, 2021	$4,668	$210	$4,878
Our ten largest customers accounted for 30% and 42% of total sales for the three and nine months ended September 30, 2021, respectively, and 23% and 32% for the three and nine months ended September 30, 2020, respectively. No customers accounted for 10% or more of our total sales for the three or nine months ended September 30, 2021 or 2020. At September 30, 2021, none of our customers' accounts receivable represented 10% or more of our total trade accounts receivable. At December 31, 2020, one of our customer's accounts receivable represented 24% of our total trade accounts receivable.
NOTE G—INVENTORIES
Inventories (in thousands) consisted of the following:

	September 30, 2021	December 31, 2020
Supplies	$44,618	$42,329
Raw materials and work in process	37,752	33,723
Finished goods	34,035	28,632
Total inventories	$116,405	$104,684

During 2020, there was an unprecedented drop in global demand combined with the breakdown of the Organization of the Petroleum Exporting Countries and other oil producing nations ("OPEC+") agreement to restrict oil production that led to one of the largest annual crude oil inventory builds in history. This led to sharp reductions in global crude oil prices. Containment measures and other economic, travel, and business disruptions caused by COVID-19 also affected refinery activity and future demand for crude oil, and consequently, the services and products of our Oil & Gas Proppants segment. As a result of these events, we recorded impairment charges of zero and $6.7 million for the three and nine months ended September 30, 2020, respectively, primarily related to unused inventory at idled plants. These charges related to the Oil & Gas Proppants segment and were recorded in "Goodwill and other asset impairments" in the Condensed Consolidated Statements of Operations. No impairment charges were recorded related to inventory for the nine months ended September 30, 2021.
NOTE H—PROPERTY, PLANT AND MINE DEVELOPMENT
Property, plant and mine development (in thousands) consisted of the following:

	September 30, 2021	December 31, 2020
Mining property and mine development	$788,415	$788,287
Asset retirement cost	19,103	15,985
Land	55,275	54,710
Land improvements	76,248	76,002
Buildings	70,309	69,841
Machinery and equipment	1,178,631	1,171,382
Furniture and fixtures	3,932	4,071
Construction-in-progress	35,150	27,216
	2,227,063	2,207,494
Accumulated depreciation, depletion, amortization and impairment charges	(949,930)	(839,402)
Total property, plant and mine development, net	$1,277,133	$1,368,092
Depreciation, depletion, and amortization expense related to property, plant and mine development was $37.1 million and $37.3 million for the three months ended September 30, 2021 and 2020, respectively, and $114.0 million and $106.6 million for the nine months ended September 30, 2021 and 2020, respectively.
During 2020, there was an unprecedented drop in global demand combined with the breakdown of the OPEC+ agreement to restrict oil production that led to one of the largest annual crude oil inventory builds in history. This led to sharp reductions in global crude oil prices. Containment measures and other economic, travel, and business disruptions caused by COVID-19 also affected refinery activity and future demand for crude oil, and consequently, the services and products of our Oil & Gas Proppants segment. As a result of these events, we recorded impairment charges of zero and $11.6 million for the three and nine months ended September 30, 2020, respectively, related primarily to our Kosse, Texas facility, which was idled. These impairment charges related to the Oil & Gas Proppants segment and were recorded in "Goodwill and other asset impairments" in the Condensed Consolidated Statements of Operations. No material impairment charges were recorded related to property, plant and mine development for the nine months ended September 30, 2021.

NOTE I—GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill (in thousands) by business segment consisted of the following:

	Oil & Gas Proppants Segment	Industrial & Specialty Products Segment	Totals
Balance at December 31, 2020	$—	$185,649	$185,649
Impairment loss	—	—	—
Balance at September 30, 2021	$—	$185,649	$185,649

Goodwill and trade names are evaluated for impairment annually as of October 31, or more frequently when indicators of impairment exist. We evaluated events and circumstances since the date of our last qualitative assessment, including macroeconomic conditions, industry and market conditions, and our overall financial performance.

During 2020, there was an unprecedented drop in global demand combined with the breakdown of the OPEC+ agreement to restrict oil production that led to one of the largest annual crude oil inventory builds in history. This led to sharp reductions in global crude oil prices. Containment measures and other economic, travel, and business disruptions caused by COVID-19 also affected refinery activity and future demand for crude oil, and consequently, the services and products of our Oil & Gas Proppants segment. As a result of these triggering events, we performed a quantitative analysis and determined that the goodwill of our Oil & Gas reporting unit was impaired. We recognized goodwill impairment charges of $86.1 million during the first quarter of 2020, which were recorded in "Goodwill and other asset impairments" in the Condensed Consolidated Statements of Operations. There were no triggering events during the first nine months of 2021, therefore, no impairment charges were recorded related to goodwill for the nine months ended September 30, 2021.
The changes in the carrying amount of intangible assets (in thousands) consisted of the following:

	September 30, 2021				December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Impairments	Net	Gross Carrying Amount	Accumulated Amortization	Impairments	Net

Technology and intellectual property	$71,177	$(23,886)	$—	$47,291	$71,052	$(18,854)	$(1,373)	$50,825
Customer relationships	66,999	(26,785)	—	40,214	66,999	(23,182)	—	43,817
Total definite-lived intangible assets:	$138,176	$(50,671)	$—	$87,505	$138,051	$(42,036)	$(1,373)	$94,642
Trade names	64,240	—	—	64,240	65,390	—	(1,150)	64,240
Other	700	—	—	700	700	—	—	700
Total intangible assets:	$203,116	$(50,671)	$—	$152,445	$204,141	$(42,036)	$(2,523)	$159,582

Estimated useful life of technology and intellectual property is 15 years. Estimated useful life of customer relationships is a range of 13 - 20 years.

Amortization expense was $2.4 million and $7.3 million for the three and nine months ended September 30, 2021 and $2.5 million and $7.9 million for the three and nine months ended September 30, 2020, respectively.

The estimated amortization expense related to definite-lived intangible assets (in thousands) for the five succeeding years is as follows:

2021 (remaining three months)	$2,422
2022	9,669
2023	9,664
2024	9,665
2025	9,664

NOTE J—DEBT
Debt (in thousands) consisted of the following:

	September 30, 2021	December 31, 2020
Senior secured credit facility:
Revolver expiring May 1, 2023 (4.13% at September 30, 2021 and 4.19% at December 31, 2020)	$—	$25,000
Term Loan—final maturity May 1, 2025 (5.00% at September 30, 2021 and 5.00% at December 31, 2020)	1,225,200	1,234,800
Less: Unamortized original issue discount	(3,605)	(4,376)
Less: Unamortized debt issuance cost	(16,458)	(20,259)
Insurance financing notes payable	6,636	4,187
Finance leases (See Note P - Leases)	3,803	350
Total debt	1,215,576	1,239,702
Less: current portion	(20,484)	(42,042)
Total long-term portion of debt	$1,195,092	$1,197,660
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
The Credit Facility contains covenants that, among other things, limit our ability, and certain of our subsidiaries' abilities, to create, incur or assume indebtedness and liens, to make acquisitions or investments, to sell assets and to pay dividends. The Credit Agreement also requires us to maintain a consolidated leverage ratio of no more than 3.75:1.00 as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 30% of the Revolver commitment. These covenants are subject to a number of important exceptions and qualifications. The Credit Agreement includes events of default and other affirmative and negative covenants that are usual for facilities and transactions of this type. As of September 30, 2021 and December 31, 2020, we are in compliance with all covenants in accordance with our senior secured Credit Facility.

Term Loan
At September 30, 2021, contractual maturities of our Term Loan (in thousands) are as follows:

2021 (remaining three months)	$3,200
2022	12,800
2023	12,800
2024	12,800
2025	1,183,600
Thereafter	—
Total	$1,225,200
Revolving Line-of-Credit
We have a $100.0 million Revolver with zero drawn and $22.2 million allocated for letters of credit as of September 30, 2021, leaving $77.8 million available under the Revolver.
Based on our consolidated leverage ratio of 4.96:1.00 as of September 30, 2021, we may draw up to approximately $30.0 million without the consent of our lenders. With the consent of our lenders, we have access to the full availability of the Revolver.
Insurance Financing Notes Payable
During the third quarter of 2021, we renewed our insurance policies and financed the payments through notes payable with a stated interest rate of 2.9%. These payments will be made in installments throughout a nine-month period and, as such, were classified as current debt. As of September 30, 2021, the notes payable had a balance of $6.6 million.

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

	Nine Months Ended September 30,
	2021	2020
Beginning balance	$24,717	$25,825
Accretion	1,046	1,098
Additions and revisions of estimates	3,397	(890)
Ending balance	$29,160	$26,033
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
Cash Equivalents
Due to the short-term maturity, we believe our cash equivalent instruments at September 30, 2021 and December 31, 2020, approximated their reported carrying values.
Long-Term Debt, Including Current Maturities
We believe that the fair values of our long-term debt, including current maturities, approximated their carrying values based on their effective interest rates compared to current market rates.
NOTE M—EQUITY-BASED COMPENSATION
In July 2011, we adopted the U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan (the “2011 Plan”), which was amended and restated effective May 2015, amended and restated effective February 1, 2020, and amended and restated effective May 13, 2021. The 2011 Plan provides for grants of stock options, restricted stock, performance share units and other incentive-based awards. We believe our 2011 Plan aligns the interests of our employees and directors with those of our common stockholders. At September 30, 2021, we had 2,581,828 shares of common stock that may be issued under the 2011 Plan. We use a combination of treasury stock and new shares if necessary to satisfy option exercises or vesting of restricted awards and performance share units.

Stock Options

The following table summarizes the status of, and changes in, our stock option awards during the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2020	826,215	$29.05	3.1 years
Granted	—	$—
Exercised	(10,164)	$10.33
Forfeited	(113,333)	$24.76
Expired	(36,000)	$14.58
Outstanding at September 30, 2021	666,718	$30.84	2.7 years
Exercisable at September 30, 2021	666,718	$30.84	2.7 years
There were no grants of stock options during the three and nine months ended September 30, 2021 and 2020.
There were zero and 10,164 stock options exercised during the three and nine months ended September 30, 2021. The total intrinsic value of stock options exercised was $44 thousand for the nine months ended September 30, 2021. Cash received from stock options exercised during the nine months ended September 30, 2021 was $105 thousand. The tax benefit realized from stock option exercises was $11 thousand for the nine months ended September 30, 2021. There were no stock options exercised during the three and nine months ended September 30, 2020.
As of September 30, 2021 and 2020, there was no unrecognized compensation expense related to these options. We account for forfeitures as they occur.
Restricted Stock and Restricted Stock Unit Awards
The following table summarizes the status of, and changes in, our unvested restricted stock awards during the nine months ended September 30, 2021:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2020	1,779,826	$6.22
Granted	748,844	$10.04
Vested	(971,934)	$5.45
Forfeited	(19,299)	$11.81
Unvested, September 30, 2021	1,537,437	$8.34
We granted 53,383 and 748,844 restricted stock and restricted stock unit awards during the three and nine months ended September 30, 2021, respectively. We granted 49,696 and 1,541,473 restricted stock and restricted stock units during the three and nine months ended September 30, 2020, respectively. The fair value of the awards was based on the market price of our stock at date of grant.
We recognized $1.7 million and $5.0 million of equity-based compensation expense related to restricted stock and restricted stock units during the three and nine months ended September 30, 2021, respectively. We recognized $2.7 million and $6.6 million of equity-based compensation expense related to restricted stock and restricted stock units during the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, there was $8.8 million of unrecognized compensation expense related to these restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 1.9 years.
We also granted cash awards during the nine months ended September 30, 2020. These awards will vest over a period of three years and will be settled in cash. As such, these awards have been classified as liability instruments. We recognized $39.0 thousand and $0.6 million of expense related to these awards for the three and nine months ended September 30, 2021, respectively. We recognized $0.1 million and $0.2 million of expense related to these awards for the three and nine months ended September 30, 2020, respectively. The liability for these awards is included in accounts payable and other accrued expenses on our balance sheets. These awards will be remeasured at fair value each reporting period with resulting changes reflected in our income statements. Estimated unrecognized expense related to these awards is $0.8 million over a period of 1.3 years.
Performance Share Unit Awards
The following table summarizes the status of, and changes in, our performance share unit awards during the nine months ended September 30, 2021:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2020	1,513,648	$12.36
Granted	776,153	$11.52
Vested	(17,352)	$31.24
Forfeited/Cancelled	(185,876)	$29.74
Unvested, September 30, 2021	2,086,573	$10.36
We granted zero and 776,153 performance share unit awards during the three and nine months ended September 30, 2021, respectively. We granted zero and 1,020,161 performance share unit awards during the three and nine months ended September 30, 2020, respectively. The grant date fair value for these awards was estimated using a Monte Carlo simulation model. The Monte Carlo simulation model requires the use of highly subjective assumptions. Our key assumptions in the model included the price and the expected volatility of our common stock and our self-determined peer group companies’ stock, risk-free rate of interest, dividend yields and cross-correlations between our common stock and our self-determined peer group companies' stock.
We recognized $3.8 million and $8.4 million of compensation expense related to performance share unit awards during the three and nine months ended September 30, 2021, respectively. We recognized $2.7 million and $5.7 million of compensation expense related to performance share unit awards during the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, there was $10.3 million of unrecognized compensation expense related to these performance share unit awards, which is expected to be recognized over a weighted-average period of 1.9 years.
We also granted cash awards during the nine months ended September 30, 2020. These awards will vest over a period of three years and will be settled in cash. As such, these awards have been classified as liability instruments. We recognized $0.5 million and $0.7 million of expense related to these awards for the nine months ended September 30, 2021 and 2020, respectively. The liability for these awards is included in accounts payable and other accrued expenses on our balance sheets. These awards will be remeasured at fair value each reporting period with resulting changes reflected in our income statements. Estimated unrecognized expense related to these awards is $0.7 million over a period of 1.3 years.

NOTE N—COMMITMENTS AND CONTINGENCIES
Future Minimum Annual Commitments at September 30, 2021 (in thousands):

Minimum Purchase Commitments
2021 (remaining three months)	$5,825
2022	11,908
2023	9,986
2024	4,997
2025	2,486
Thereafter	11,092
Total future purchase commitments	$46,294
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
Other Commitments and Contingencies
Our operating subsidiary, U.S. Silica Company (“U.S. Silica”), has been named as a defendant in various product liability claims alleging silica exposure causing silicosis. During the nine months ended September 30, 2021, two new claims were brought against U.S. Silica. As of September 30, 2021, there were 44 active silica-related product liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, it is not reasonably possible that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations that exceeds the accrual amounts.
We have recorded estimated liabilities for these claims in other long-term liabilities as well as estimated recoveries under the indemnity agreement and an estimate of future recoveries under insurance in other assets on our consolidated balance sheets. As of both September 30, 2021 and December 31, 2020, other non-current assets included zero for insurance for third-party product liability claims. As of September 30, 2021 and December 31, 2020 other long-term liabilities included $0.9 million and $1.0 million, respectively, for third-party product liability claims.
Obligations under Guarantees
We have indemnified our insurers against any loss they may incur in the event that holders of surety bonds, issued on our behalf, execute the bonds. As of September 30, 2021, there was $36.8 million in bonds outstanding, of which $32.8 million related to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to licenses, permits, and tax collection.

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
In addition, we provide defined benefit post-retirement health care and life insurance benefits to some employees. Covered employees become eligible for these benefits at retirement after meeting minimum age and service requirements. The projected future cost of providing post-retirement benefits, such as healthcare and life insurance, is recognized as an expense as employees render services. In general, retiree health benefits are paid as covered expenses are incurred. Expenses incurred other than service costs are reported in Other income (expense) in our Condensed Consolidated Statements of Operations.
Net pension benefit cost (in thousands) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service cost	$585	$199	$2,196	$1,515
Interest cost	532	356	2,012	2,349
Expected return on plan assets	(1,509)	(531)	(4,369)	(3,394)
Net amortization and deferral	567	276	2,468	2,078
Net pension benefit costs	$175	$300	$2,307	$2,548
Net post-retirement benefit cost (in thousands) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service cost	$(21)	$28	$18	$65
Interest cost	(99)	235	106	426
Unrecognized prior service cost	(1,547)	—	(1,547)	—
Unrecognized net (gain)/loss	(106)	—	(106)	—
Net post-retirement benefit costs	(1,773)	$263	$(1,529)	$491
We contributed $0.2 million and $2.8 million to the qualified pension plan for the three and nine months ended September 30, 2021, respectively, and $2.2 million and $4.2 million for the three and nine months ended September 30, 2020, respectively. Our best estimates of expected contributions to the pension and post-retirement medical benefit plans for the 2021 fiscal year are $2.8 million and $1.2 million, respectively.
We contribute to three multiemployer defined benefit pension plans under the terms of collective-bargaining agreements for union-represented employees. A multiemployer plan is subject to collective bargaining for employees of two or more unrelated companies. These plans allow multiple employers to pool their pension resources and realize efficiencies associated with the daily administration of the plan. Multiemployer plans are generally governed by a board of trustees composed of management and labor representatives and are funded through employer contributions. However, in most cases, management is not directly represented. Our contributions to individual multiemployer pension funds did not exceed 5% of the fund’s total contributions for the three and nine months ended September 30, 2021 and 2020. Additionally, our contributions to multiemployer post-retirement benefit plans were immaterial for all periods presented in the accompanying condensed consolidated financial statements.
We also sponsor a defined contribution plan covering certain employees. We contribute to the plan in two ways. For certain employees not covered by the defined benefit plan, we make a contribution equal to 4% of their salary. For all other eligible employees, we make a contribution up to 6% of eligible earnings. Contributions were $1.5 million and $4.4 million for the three and nine months ended September 30, 2021, respectively, and $0.8 million and $3.6 million for the three and nine months ended September 30, 2020, respectively.

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
Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

Leases	Classification	September 30, 2021	December 31, 2020
Assets
Operating	Lease right-of-use assets	$41,136	$37,130
Finance	Lease right-of-use assets	3,730	339
Total leased assets		$44,866	$37,469
Liabilities
Current
Operating	Current portion of operating lease liabilities	$15,846	$17,388
Finance	Current portion of long-term debt	1,048	55
Non-current
Operating	Operating lease liabilities	76,806	76,361
Finance	Long-term debt, net	2,755	295
Total lease liabilities		$96,455	$94,099

Lease Term and Discount Rate
Weighted average remaining lease term:
Operating		6.9 years	6.9 years
Finance		3.6 years	2.9 years

Weighted average discount rate:
Operating		5.7%	5.8%
Finance		5.1%	5.0%
During 2020, there was an unprecedented drop in global demand combined with the breakdown of the OPEC+ agreement to restrict oil production that led to one of the largest annual crude oil inventory builds in history. This led to sharp reductions in global crude oil prices. Containment measures and other economic, travel, and business disruptions caused by COVID-19 also affected refinery activity and future demand for crude oil, and consequently, the services and products of our Oil & Gas Proppants segment. As a result of these events, we recorded impairment charges of $0.2 million and $3.4 million for the three and nine months ended September 30, 2020, respectively, primarily related to railcar leases, various equipment leases, and an office building lease. These charges related to the Oil & Gas Proppants segment and were recorded in "Goodwill and other asset impairments" in the Condensed Consolidated Statements of Operations. No impairment charges were recorded related to leased assets for the nine months ended September 30, 2021.
The components of lease expense (in thousands) were as follows:

Lease Costs	Classification	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Operating lease costs(1)	Cost of sales	$8,097	$5,711	$24,994	$21,417
Operating lease costs(2)	Selling, general and administrative	447	415	1,468	1,420
Total (3)		$8,544	$6,126	$26,462	$22,837

(1) Included short-term operating lease costs of $4.6 million and $12.9 million for the three and nine months ended September 30, 2021, respectively. Included short-term operating lease costs of $0.3 million and $7.5 million for the three and nine months ended September 30, 2020, respectively.

(2) Included short-term operating lease costs of $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively. Included short-term operating lease costs of $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively.

(3) Not included were expenses for finance leases of $0.6 million and $0.9 million for the three and nine months ended September 30, 2021.
Supplemental cash flow information (in thousands) related to leases was as follows:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$19,728	$51,859
Financing cash flows for finance leases	$456	$—

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$15,444	$10,650
Finance leases	$3,834	$—
Maturities of lease liabilities (in thousands) as of September 30, 2021:

	Operating leases	Finance leases
2021 (remaining three months)	$5,554	$302
2022	21,455	1,209
2023	20,869	1,199
2024	17,061	764
2025	13,583	605
Thereafter	41,752	71
Total lease payments	$120,274	$4,150
Less: Interest	23,614	347
Less: Other operating expenses	4,008	—
Total	$92,652	$3,803
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act) was enacted and signed into law in response to the COVID-19 pandemic. The CARES Act, among other things, permitted NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning after 2017 and before 2021. In addition, the CARES Act allowed NOLs generated after 2017 and before 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. As a result, during 2020, we carried the NOL generated in 2019 back to offset the taxable income in the 2014 tax year generating a refund of $36.6 million. This refund was received during the second quarter of 2020. We also amended our 2018 tax return to generate an NOL by electing bonus depreciation. We then carried the NOL generated in 2018 back to offset the taxable income in prior years generating a refund of $26.3 million, of which $4.9 million was received during the fourth quarter of 2020. At September 30, 2021, the remaining $21.5 million of this refund was included in accounts receivable in our balance sheets. The deferred tax assets related to the NOLs generated in 2018 and 2019 were recorded at the statutory income tax rate for 2018 and 2019, which was 21% for both years. As a result of the carry back of these NOLs to prior years, the NOLs will be utilized at the statutory income tax rate for pre-2018, which was 35%. This increase in the tax rate at which the 2018 and 2019 NOLs will be utilized results in a deferred tax benefit. Accordingly, for the year ended December 31, 2020, we recorded a deferred tax benefit of $22.3 million. Pursuant to ASC 740, this was recorded as a discrete component of the tax benefit.
The CARES Act also accelerated the ability of companies to receive refunds of alternative minimum tax (“AMT”) credits related to tax years beginning in 2018 and 2019. AMT credits were presented as a receivable or a deferred tax asset in the prior period balance sheets. The presentation of refundable AMT credits in the balance sheet was reclassified during 2020 from deferred tax assets to accounts receivable to reflect the timing of when the credits were expected to be monetized. AMT credits in the amount of $16.0 million were included in accounts receivable on our balance sheets as of December 31, 2020, and were received in full during the first quarter of 2021.
For the three and nine months ended September 30, 2021, we had a tax benefit of $6.1 million and tax expense of $1.2 million, respectively. For the three and nine months ended September 30, 2020, we had tax benefits of $4.1 million and $63.8 million, respectively. The effective tax rates were 23% and (8)% for the three and nine months ended September 30, 2021, respectively. The effective tax rates were 22% and 35% for the three and nine months ended September 30, 2020, respectively. Without discrete items, which primarily consist of tax expense related to equity compensation and state tax expense, the effective tax rates for both the three and nine months ended September 30, 2021 would have been 24%. Without discrete items, the effective tax rates for the three and nine months ended September 30, 2020 would have been 26% and 24%, respectively.
During the three and nine months ended September 30, 2021, we recorded tax expense related to equity compensation of zero and $0.5 million, respectively. During the three and nine months ended September 30, 2020, we recorded tax expense related to equity compensation of $0.3 million and $1.7 million, respectively.

NOTE R— REVENUE
We consider sales disaggregated at the product and service level by business segment to depict how the nature, amount, timing and uncertainty of revenues and cash flow are impacted by changes in economic factors. The following table disaggregates our sales by major source (in thousands):

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
Category	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales
Product	$90,684	$125,450	$216,134	$49,508	$110,129	$159,637
Service	51,164	—	51,164	16,835	—	16,835
Total Sales	$141,848	$125,450	$267,298	$66,343	$110,129	$176,472

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
Category	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales
Product	$313,438	$362,173	$675,611	$217,943	$324,055	$541,998
Service	143,404	—	143,404	76,610	—	76,610
Total Sales	$456,842	$362,173	$819,015	$294,553	$324,055	$618,608
The following tables reflect the changes in our contract assets, which we classify as unbilled receivables and our contract liabilities, which we classify as deferred revenues, for the nine months ended September 30, 2021 and 2020 (in thousands):

	Unbilled Receivables
	September 30, 2021	September 30, 2020
Beginning Balance	$47,982	$20,144
Reclassifications to billed receivables	(94,273)	(350)
Revenues recognized in excess of period billings	57,323	1,226
Ending Balance	$11,032	$21,020

	Deferred Revenue
	September 30, 2021	September 30, 2020
Beginning Balance	$33,692	$50,634
Revenues recognized from balances held at the beginning of the period	(11,162)	(7,259)
Revenues deferred from period collections on unfulfilled performance obligations	4,361	4,782
Revenues recognized from period collections	(3,102)	(3,815)
Ending Balance	$23,789	$44,342
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
During the second quarter of 2021, we entered into an agreement to settle a customer dispute regarding fees related to minimum purchase commitments from 2014-2020. As a result of this settlement, we recognized approximately $49.0 million in revenue as of June 30, 2021. As of June 30, 2021, $43.9 million was included in unbilled receivables and $1.1 million was included in billed receivables related to this settlement. These amounts were received in full during the third quarter of 2021.
Foreign Operations
The following table includes information related to our foreign operations (in thousands):

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Total Sales	$23,781	$22,084	$71,133	$65,948
Pre-tax income	$2,852	$3,220	$12,024	$11,299
Net income	$2,253	$2,544	$9,499	$8,927
Foreign operations constituted approximately $31.8 million and $32.8 million of consolidated assets as of September 30, 2021 and 2020, respectively.

NOTE S— RELATED PARTY TRANSACTIONS
There were no related party transactions during the three and nine months ended September 30, 2021 or 2020.
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

The following table presents sales and segment contribution margin (in thousands) for the reportable segments and other operating results not allocated to the reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales:
Oil & Gas Proppants	$141,848	$66,343	$456,842	$294,553
Industrial & Specialty Products	125,450	110,129	362,173	324,055
Total sales	267,298	176,472	819,015	618,608
Segment contribution margin:
Oil & Gas Proppants	25,723	31,478	129,937	90,540
Industrial & Specialty Products	41,003	42,353	126,981	120,821
Total segment contribution margin	66,726	73,831	256,918	211,361
Operating activities excluded from segment cost of sales	(6,876)	(4,951)	(15,295)	(26,405)
Selling, general and administrative	(30,956)	(27,216)	(84,689)	(96,394)
Depreciation, depletion and amortization	(39,981)	(40,069)	(122,494)	(115,604)
Goodwill and other asset impairments	(11)	(222)	(49)	(108,044)
Interest expense	(17,796)	(19,274)	(53,425)	(63,730)
Other income (expense), net, including interest income	2,580	(409)	4,999	15,592
Income tax benefit (expense)	6,140	4,094	(1,172)	63,785
Net loss	$(20,174)	$(14,216)	$(15,207)	$(119,439)
Less: Net loss attributable to non-controlling interest	(179)	(254)	(462)	(778)
Net loss attributable to U.S. Silica Holdings, Inc.	$(19,995)	$(13,962)	$(14,745)	$(118,661)
Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. At both September 30, 2021 and December 31, 2020, goodwill of $185.6 million has been allocated to these segments with zero assigned to Oil & Gas Proppants and $185.6 million to Industrial & Specialty Products.

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
During our 121-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 600 diversified product types to customers across our end markets. As of September 30, 2021, we operated 24 production facilities across the United States. We control 504 million tons of reserves of commercial silica, which we believe can be processed to make 207 million tons of finished products that meet API frac sand specifications, and 83 million tons of reserves of diatomaceous earth, perlite, and clays.
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
These events negatively affected, and could continue to negatively affect, our Oil & Gas Proppants segment in the future. The extent to which our business will continue to be affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, including the possibility of a resurgence in cases or new variants to the virus, the rate and effectiveness of vaccinations, additional actions by businesses and governments in response to the pandemic, and consumer sentiment and its effect on oil prices on the global economy generally. In addition, our operations and those of our customers have been negatively affected by global logistical and supply chain constraints related to the pandemic. While we believe these conditions are temporary, prolonged constraints or increased costs related to transportation of goods could have a material effect on our results of operations. These factors could also aggravate the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. However, vaccinations have become more prevalent and businesses are continuing to re-open.

Sales decreased by 27% or $51.5 million in our Oil & Gas Proppants segment during the three months ended September 30, 2021 compared to the three months ended June 30, 2021. Sales increased by 59% or $71.6 million during the three months ended June 30, 2021 compared to the three months ended March 31, 2021. Both were due primarily to approximately $49.0 million of shortfall fees recognized during the second quarter which did not recur. Our results for the three month period ended September 30, 2021 in this segment are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021.

Amounts in thousands, except per ton data	Three Months Ended			Percentage Change
Oil & Gas Proppants	September 30, 2021	June 30, 2021	March 31, 2021	September 30, 2021 vs. June 30, 2021	June 30, 2021 vs. March 31, 2021
Sales	$141,848	$193,298	$121,697	(27)%	59%
Tons Sold	2,912	3,024	2,577	(4)%	17%
Average Selling Price per Ton	$48.71	$63.92	$47.22	(24)%	35%

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
•maintaining financial strength and flexibility; and
•pursuing strategic alternatives including, but not limited to, a sale or separation of the ISP business.
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
    Our ten largest customers accounted for 30% and 42% of total sales for the three and nine months ended September 30, 2021, respectively, and 23% and 32% for the three and nine months ended September 30, 2020, respectively. No customers accounted for 10% or more of our total sales for the three or nine months ended September 30, 2021 or 2020. At September 30, 2021, none of our customers' accounts receivable represented 10% or more of our total trade accounts receivable. At December 31, 2020, one of our customer's accounts receivable represented 24% of our total trade accounts receivable.
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
    As of September 30, 2021, we had eight minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2021 and 2034. As of September 30, 2020, we had 11 minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2021 and 2034. Collectively, sales to customers with minimum purchase supply agreements accounted for 35% and 40% of Oil & Gas Proppants segment sales during the three and nine months ended September 30, 2021, respectively, and 34% and 57% for the three and nine months ended September 30, 2020, respectively.
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
The Costs of Conducting Our Business
    The principal expenses involved in conducting our business are transportation costs, labor costs, electricity and drying fuel costs, and maintenance and repair costs for our mining and processing equipment and facilities. Transportation and related costs include freight charges, fuel surcharges, transloading fees, switching fees, railcar lease costs, demurrage costs, storage fees and labor costs. Our operating costs can vary significantly based on the volume of product produced and current economic conditions. We benefit from owning the majority of the mineral deposits that we mine and having long-term mineral rights leases or supply agreements for our other primary sources of raw material, which limits royalty payments.
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
    The following table sets forth a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA:

(amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss attributable to U.S. Silica Holdings, Inc.	$(19,995)	$(13,962)	$(14,745)	$(118,661)
Total interest expense, net of interest income	17,778	19,801	51,483	63,290
Provision for taxes	(6,140)	(4,094)	1,172	(63,785)
Total depreciation, depletion and amortization expenses	39,981	40,069	122,494	115,604
EBITDA	31,624	41,814	160,404	(3,552)
Non-cash incentive compensation (1)	5,450	5,523	13,978	12,758
Post-employment expenses (excluding service costs) (2)	(2,140)	161	(1,414)	1,301
Merger and acquisition related expenses (3)	504	285	807	1,280
Plant capacity expansion expenses (4)	782	744	842	5,324
Goodwill and other asset impairments (5)	11	222	49	108,044
Business optimization projects (6)	33	24	76	39
Facility closure costs (7)	218	1,881	1,210	5,716
Other adjustments allowable under the Credit Agreement (8)	3,279	675	5,411	9,431
Adjusted EBITDA	$39,761	$51,329	$181,363	$140,341

(1)	Reflects equity-based and other equity-related compensation expense.
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
(5)
The three and nine months ended September 30, 2020 reflect $0.2 million and $108.0 million of asset impairments related to goodwill, long-lived assets, operating lease right-of-use assets and inventory related to idled facilities in our Oil & Gas Proppants segment. See Note G - Inventories, Note H - Property, Plant and Mine Development, Note I - Goodwill and Intangible Assets, and Note P - Leases to our Condensed Consolidated Financial Statements in Part I, Item 1 of our Quarterly Report on Form 10-Q for more information.

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
(8)
Reflects miscellaneous adjustments permitted under the Credit Agreement, such as recruiting fees and relocation costs. The three and nine months ended September 30, 2021 also included $3.3 million of transload shortfall and exit fees, $1.8 million related to expenses incurred with severe winter storms during the first quarter, costs related to a power interruption at a plant location of $0.7 million, partially offset by $0.1 million for a measurement period adjustment related to the Arrows Up bargain purchase. The nine months ended September 30, 2020 also included $2.2 million in transload shortfall and exit fees, $4.4 million in inventory adjustments, $5.7 million in severance costs, and $11.8 million in legal expense due to unsuccessful defense of a small number of our patents, offset by $15.2 million related to the gain attributable to the bargain purchase of Arrows Up. See Note E - Business Combinations to our Condensed Consolidated Financial Statements in Part I, Item 1 of our Quarterly Report on Form 10-Q for more information.

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
    As of September 30, 2021, we were in compliance with all covenants under our Credit Facility, and our Revolver usage was zero (not including $22.2 million allocated for letters of credit). Since the Revolver usage did not exceed 30% of the Revolver commitment, the consolidated leverage ratio covenant did not apply. Based on our consolidated leverage ratio of 4.96:1.00 as of September 30, 2021, we may draw up to approximately $30.0 million without the consent of our lenders. With the consent of our lenders, we have access to the full availability of the Revolver. The calculation of the consolidated leverage ratio incorporates the Adjusted EBITDA-trailing twelve months as follows:

(All amounts in thousands, except calculated ratio)	September 30, 2021

Total debt	$1,211,773
Finance leases	3,803
Total consolidated debt	$1,215,576

Adjusted EBITDA-trailing twelve months	$244,945
Pro forma Adjusted EBITDA including impact of acquisitions (1)	—
Other adjustments for covenant calculation (2)	252
Total Adjusted EBITDA-trailing twelve months for covenant calculation	$245,197

Consolidated leverage ratio(3)	4.96

(1)	Covenant calculation allows for the Adjusted EBITDA-trailing twelve months to include the impact of acquisitions on a pro forma basis.
(2)	Covenant calculation excludes activity at legal entities above the operating company, which is mainly interest income offset by public company operating expenses.
(3)	Calculated by dividing total consolidated debt by total Adjusted EBITDA-trailing twelve months for covenant calculation.

Results of Operations for the Three Months Ended September 30, 2021 and 2020
Sales

(In thousands except per ton data)	Three Months Ended September 30,		Percent Change
	2021	2020	'21 vs.'20
Sales:
Oil & Gas Proppants	$141,848	$66,343	114%
Industrial & Specialty Products	125,450	110,129	14%
Total sales	$267,298	$176,472	51%
Tons:
Oil & Gas Proppants	2,912	1,282	127%
Industrial & Specialty Products	1,077	957	13%
Total Tons	3,989	2,239	78%
Average Selling Price per Ton:
Oil & Gas Proppants	$48.71	$51.75	(6)%
Industrial & Specialty Products	$116.48	$115.08	1%
Overall Average Selling Price per Ton	$67.01	$78.82	(15)%

Total sales increased 51% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, driven by a 78% increase in total tons sold, partially offset by a 15% decrease in overall average selling price.
The increase in total sales was mainly driven by Oil & Gas Proppants sales, which increased 114% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Oil & Gas Proppants average selling price decreased 6% and tons sold increased 127%. This increase is due to overall improved economic conditions.
The increase in total sales was also partially driven by Industrial & Specialty Products sales, which increased 14% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Industrial & Specialty Products tons sold increased 13% and average selling price increased by 1%. The increase is due to overall improved economic conditions.
Cost of Sales (excluding depreciation, depletion, and amortization)
Cost of sales increased by $99.8 million, or 93%, to $207.4 million for the three months ended September 30, 2021 compared to $107.6 million for the three months ended September 30, 2020. These changes result from the main components of cost of sales as discussed below. As a percentage of sales, cost of sales represented 78% for the three months ended September 30, 2021 compared to 61% for the same period in 2020.
We incurred $88.7 million and $35.5 million of transportation and related costs for the three months ended September 30, 2021 and 2020, respectively. The $53.2 million increase was mainly due to increased volumes, increased carrier costs for SandBox and increased rail car and barge rates. As a percentage of sales, transportation and related costs represented 33% for the three months ended September 30, 2021 compared to 20% for the same period in 2020.
We incurred $38.7 million and $26.0 million of operating labor costs for the three months ended September 30, 2021 and 2020, respectively. The $12.7 million increase in labor cost was mainly due to increased headcount to support increased production and cost of living and merit increases. As a percentage of sales, operating labor costs represented 14% for the three months ended September 30, 2021 compared to 15% for the same period in 2020.
We incurred $14.3 million and $7.9 million of electricity and drying fuel (principally natural gas) costs for the three months ended September 30, 2021 and 2020, respectively. The $6.4 million increase in electricity and drying fuel costs was mainly due to increased volumes produced and increased natural gas prices. As a percentage of sales, electricity and drying fuel costs represented 5% and 4% for the three months ended September 30, 2021 and 2020, respectively.
We incurred $17.8 million and $11.0 million of maintenance and repair costs for the three months ended September 30, 2021 and 2020, respectively. The $6.8 million increase in maintenance and repair costs is mainly due to an increase in maintenance projects as production increased. As a percentage of sales, maintenance and repair costs represented 7% and 6% for the three months ended September 30, 2021 and 2020, respectively.
Segment Contribution Margin
Industrial & Specialty Products contribution margin decreased by $1.4 million to $41.0 million for the three months ended September 30, 2021 compared to $42.4 million for the three months ended September 30, 2020, driven by a $16.7 million increase in cost of sales, offset by a $15.3 million increase in revenue.
Oil & Gas Proppants contribution margin decreased by $5.8 million to $25.7 million for the three months ended September 30, 2021 compared to $31.5 million for the three months ended September 30, 2020, driven by an $81.3 million increase in cost of sales, offset by a $75.5 million increase in sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $3.8 million, or 14%, to $31.0 million for the three months ended September 30, 2021 compared to $27.2 million for the three months ended September 30, 2020. The increase was primarily due to an increase in stock compensation expense and legal fees.
    In total, our selling, general and administrative expenses represented approximately 12% and 15% of our sales for the three months ended September 30, 2021 and 2020, respectively.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense decreased by $0.1 million, or 0%, to $40.0 million for the three months ended September 30, 2021 compared to $40.1 million for the three months ended September 30, 2020. Depreciation, depletion and amortization expense represented approximately 15% and 23% of our sales for the three months ended September 30, 2021 and 2020, respectively.
Goodwill and Other Asset Impairments
During the three months ended September 30, 2021, we recorded $11 thousand of asset impairment charges. During the three months ended September 30, 2020, we recorded $0.2 million of asset impairment charges.
Operating Income (Loss)
Operating loss for the three months ended September 30, 2021 was $11.1 million compared to operating income of $1.4 million for the three months ended September 30, 2020. The change was mainly driven by a 93% increase in cost of sales and a 14% increase in selling, general and administrative expenses, partially offset by a 51% increase in sales.
Interest Expense
Interest expense decreased by $1.5 million, or 8%, to $17.8 million for the three months ended September 30, 2021 compared to $19.3 million for the three months ended September 30, 2020, primarily due to expiration of the derivatives and a decrease in interest expense due to payoff of the revolver balance.
Other (Expense) Income, Net, Including Interest Income
Other income (expense), net, decreased by $3.0 million, to income of $2.6 million for the three months ended September 30, 2021 compared to expense of $0.4 million for the three months ended September 30, 2020, due to a decrease in interest income and an adjustment in non-service pension costs.

Provision for Income Taxes
For the three months ended September 30, 2021 and 2020, we had tax benefits of $6.1 million and $4.1 million, respectively. The effective tax rates were 23% and 22% for the three months ended September 30, 2021 and 2020, respectively. Without discrete items, which primarily consist of tax expense related to equity compensation and state tax expense, the effective tax rates for the three months ended September 30, 2021 and 2020 would have been 24% and 26%, respectively.
During the three months ended September 30, 2021 and 2020, we recorded tax expense related to equity compensation of zero and tax expense of $0.3 million related to equity compensation, respectively.
Net Income (Loss)
Net income (loss) attributable to U.S. Silica Holdings, Inc., were net losses of $20.0 million and $14.0 million for the three months ended September 30, 2021 and 2020, respectively. The year over year changes were due to the factors noted above.
Results of Operations for the Nine Months Ended September 30, 2021 and 2020
Sales

(In thousands except per ton data)	Nine Months Ended September 30,		Percent Change
	2021	2020	'21 vs.'20
Sales:
Oil & Gas Proppants	$456,842	$294,553	55%
Industrial & Specialty Products	362,173	324,055	12%
Total sales	$819,015	$618,608	32%
Tons:
Oil & Gas Proppants	8,513	5,596	52%
Industrial & Specialty Products	3,141	2,708	16%
Total Tons	11,654	8,304	40%
Average Selling Price per Ton:
Oil & Gas Proppants	$53.66	$52.64	2%
Industrial & Specialty Products	$115.30	$119.67	(4)%
Overall Average Selling Price per Ton	$70.28	$74.50	(6)%
Total sales increased 32% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, driven by a 40% increase in total tons sold, offset by a 6% decrease in overall average selling price.
The increase in total sales was mainly driven by Oil & Gas Proppants sales, which increased 55% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Oil & Gas Proppants average selling price increased 2% and tons sold increased 52%. This increase is due to overall improved economic conditions and recognition of approximately $49.0 million of shortfall fees.
The increase in total sales was also driven by Industrial & Specialty Products sales, which increased 12% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Industrial & Specialty Products average selling price decreased 4% and tons sold increased by 16%. The increase is due to overall improved economic conditions.
Cost of Sales (excluding depreciation, depletion, and amortization)
Cost of sales increased by $143.7 million, or 33%, to $577.4 million for the nine months ended September 30, 2021 compared to $433.7 million for the nine months ended September 30, 2020. These changes result from the main components of cost of sales as discussed below. As a percentage of sales, cost of sales represented 70% for both the nine months ended September 30, 2021 and 2020.

We incurred $253.4 million and $149.3 million of transportation and related costs for the nine months ended September 30, 2021 and 2020, respectively. The $104.1 million increase was mainly due to increased volumes, increased carrier costs for SandBox and increased rail car and barge rates. As a percentage of sales, transportation and related costs represented 31% for the nine months ended September 30, 2021 compared to 24% for the same period in 2020.
We incurred $109.2 million and $93.0 million of operating labor costs for the nine months ended September 30, 2021 and 2020, respectively. The $16.2 million increase in labor costs incurred was mainly due to increased headcount to support increased production and cost of living and merit increases. As a percentage of sales, operating labor costs represented 13% for the nine months ended September 30, 2021 compared to 15% for the same period in 2020.
We incurred $38.8 million and $25.8 million of electricity and drying fuel (principally natural gas) costs for the nine months ended September 30, 2021 and 2020, respectively. The $13.0 million increase in electricity and drying fuel costs incurred was mainly due to increased volumes, costs related to severe winter storms during the first quarter of 2021 and increased natural gas prices. As a percentage of sales, electricity and drying fuel costs represented 5% and 4% for the nine months ended September 30, 2021 and 2020, respectively.
We incurred $49.0 million and $36.4 million of maintenance and repair costs for the nine months ended September 30, 2021 and 2020, respectively. The $12.6 million increase in maintenance and repair costs is primarily due to an increase in maintenance projects as production increased. As a percentage of sales, maintenance and repair costs represented 6% for both the nine months ended September 30, 2021 and 2020, respectively.
Segment Contribution Margin
Industrial & Specialty Products contribution margin increased by $6.2 million to $127.0 million for the nine months ended September 30, 2021 compared to $120.8 million for the nine months ended September 30, 2020, driven by a $38.1 million increase in revenue, partially offset by a $32.0 million increase in cost of sales.
Oil & Gas Proppants contribution margin increased by $39.4 million to $129.9 million for the nine months ended September 30, 2021 compared to $90.5 million for the nine months ended September 30, 2020, driven by a $162.3 million increase in sales, which included approximately $49.0 million in shortfall fees, partially offset by a $122.9 million increase in cost of sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $11.7 million, or 12%, to $84.7 million for the nine months ended September 30, 2021 compared to $96.4 million for the nine months ended September 30, 2020. The net decrease was primarily due to expensing $11.8 million of capitalized legal fees in the 2020 period related to the unsuccessful defense of a small number of our patents not recurring during 2021.
    In total, our selling, general and administrative expenses represented approximately 10% and 16% of our sales for the nine months ended September 30, 2021 and 2020, respectively.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense increased by $6.9 million, or 6%, to $122.5 million for the nine months ended September 30, 2021 compared to $115.6 million for the nine months ended September 30, 2020. The increase was mainly driven by accelerated depreciation of certain assets, offset by reduced capital spending. Depreciation, depletion and amortization expense represented approximately 15% and 19% of our sales for the nine months ended September 30, 2021 and 2020, respectively.
Goodwill and Other Asset Impairments
During the nine months ended September 30, 2021, we recorded $49.0 thousand of asset impairment charges. During the nine months ended September 30, 2020, we recorded $108.0 million of asset impairment charges for long-lived assets and inventories of idled plants, operating right-of-use assets, and goodwill related to the Oil & Gas Proppants segment.
Operating Income (Loss)
Operating income (loss) increased by $169.5 million to operating income of $34.4 million for the nine months ended September 30, 2021 compared to operating loss of $135.1 million for the nine months ended September 30, 2020. The increase was driven by a 32% increase in sales and a 12% decrease in selling, general and administrative expenses, partially offset by a 6% increase in depreciation, depletion and amortization expense, and a 33% increase in cost of sales during the nine months ended September 30, 2021.
Interest Expense
Interest expense decreased by $10.3 million, or 16%, to $53.4 million for the nine months ended September 30, 2021 compared to $63.7 million for the nine months ended September 30, 2020, mainly due to the expiration of the derivatives, a decrease in interest rates, and a decrease in interest expense due to payoff of the revolver balance.
Other Income (Expense), Net, Including Interest Income
Other income decreased by $10.6 million to $5.0 million for the nine months ended September 30, 2021 compared to $15.6 million for the nine months ended September 30, 2020. The decrease primarily related to the gain on bargain purchase price of $15.2 million not recurring in 2021, offset partially by a decrease in interest income.
    Provision for Income Taxes
For the nine months ended September 30, 2021, we had tax expense of $1.2 million. For the nine months ended September 30, 2020, we had a tax benefit of $63.8 million. The effective tax rates were (8)% and 35% for the nine months ended September 30, 2021 and 2020, respectively. Without discrete items, which primarily consist of tax expense related to equity compensation and state tax expense, the effective tax rates for both the nine months ended September 30, 2021 and 2020 would have been 24%.
During the nine months ended September 30, 2021 and 2020, we recorded tax expense related to equity compensation of $0.5 million and $1.7 million, respectively.
Net Income (Loss)
Net income (loss) attributable to U.S. Silica Holdings, Inc., were net losses of $14.7 million and $118.7 million for the nine months ended September 30, 2021 and 2020, respectively. The year over year changes were due to the factors noted above.
Liquidity and Capital Resources
Overview
    Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to return cash to our stockholders, and to pay for acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through cash on hand, borrowings under our credit facilities, or equity issuances. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of September 30, 2021, our working capital was $372.8 million and we had $77.8 million of availability under the Revolver. Based on our consolidated leverage ratio of 4.96:1.00 as of September 30, 2021, we may draw up to approximately $30.0 million without the consent of our lenders. With the consent of our lenders, we have access to the full availability of the Revolver. Additionally, at September 30, 2021, other receivables included $21.5 million of refunds related to NOL carryback claims filed for various tax years in accordance with certain provisions of the CARES Act, which we expect to receive during 2021.
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
Cash Flow Analysis
    A summary of operating, investing and financing activities (in thousands) is shown in the following table:

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$156,782	$(28,698)
Investing activities	(14,960)	(25,533)
Financing activities	(42,155)	3,414
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
Net cash provided by operating activities was $156.8 million for the nine months ended September 30, 2021. This was mainly due to a $15.2 million net loss adjusted for non-cash items, including $122.5 million in depreciation, depletion and amortization, $3.2 million in deferred income taxes, $13.4 million in equity-based compensation, $14.3 million in deferred revenue, and $27.0 million in other miscellaneous non-cash items. Also contributing to the change was a $31.2 million decrease in accounts receivable, an $11.7 million increase in inventories, a $1.2 million decrease in prepaid expenses and other current assets, a $36.8 million increase in accounts payable and accrued liabilities, a $19.7 million decrease in lease liabilities, and an $11.1 million change in other operating assets and liabilities.
Net cash used in operating activities was $28.7 million for the nine months ended September 30, 2020. This was mainly due to a $119.4 million net loss adjusted for non-cash items, including $115.6 million in depreciation, depletion and amortization, $108.0 million in goodwill and other asset impairments, $65.6 million in deferred income taxes, $12.4 million in equity-based compensation, $6.3 million in deferred revenue, $24.4 million in gain on remeasurement of leases, and $1.8 million in other miscellaneous non-cash items. Also contributing to the change was an $81.2 million decrease in accounts receivable, a $15.2 million decrease in inventories, a $19.6 million increase in prepaid expenses and other current assets, a $102.4 million decrease in accounts payable and accrued liabilities, a $51.9 million decrease in lease liabilities, and a $26.7 million change in other operating assets and liabilities.
Net Cash Used in / Provided by Investing Activities
Investing activities consist primarily of cash consideration paid to acquire businesses and capital expenditures for growth and maintenance.
Net cash used in investing activities was $15.0 million for the nine months ended September 30, 2021. This was mainly due to capital expenditures of $15.4 million and capitalized intellectual property costs of $0.2 million, offset by $0.6 million in proceeds from the sale of property, plant and equipment. Capital expenditures for the nine months ended September 30, 2021 were primarily related to improvements and expansions at our industrial facilities in Millen, Georgia, facility improvement and maintenance projects, and other environmental and health and safety projects.

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
Subject to our continuing evaluation of market conditions, we anticipate that our capital expenditures in 2021 will be approximately $25.0 million, which will primarily be associated with maintenance and cost improvement capital projects, and near-term payback growth projects. We expect to fund our capital expenditures through cash on our balance sheet, cash generated from our operations, and cash generated from financing activities.
Net Cash Used in / Provided by Financing Activities
Financing activities consist primarily of equity issuances, dividend payments, share repurchases, borrowings and repayments related to the Revolver and Term Loan, as well as fees and expenses paid in connection with our credit facilities.
Net cash used in financing activities was $42.2 million for the nine months ended September 30, 2021. This was mainly due to $4.2 million of short-term debt payments, $9.6 million of long-term debt payments, $25.0 million payment on the Revolver, $0.8 million of distributions to a non-controlling interest, $0.4 million of principal payments on finance leases, and $2.2 million of tax payments related to shares withheld for vested restricted stock and stock units.
Net cash provided by financing activities was $3.4 million for the nine months ended September 30, 2020. This was mainly due to $5.7 million of short-term debt payments, $10.2 million of long-term debt payments, $6.2 million of dividends paid, $0.6 million of tax payments related to shares withheld for vested restricted stock and restricted stock units, offset by a $25.0 million draw down from the Revolver.
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
Environmental Matters
We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. As of September 30, 2021, we had $29.2 million accrued for future reclamation costs, as compared to $24.7 million as of December 31, 2020.
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
Interest Rate Risk
We are exposed to interest rate risk arising from adverse changes in interest rates. As of September 30, 2021, we had $1.225 billion of debt outstanding under the Credit Agreement. Assuming LIBOR is greater than the 1.0% minimum base rate on the Term Loan, a hypothetical increase in interest rates by 1.0% would have changed our interest expense by $12.3 million per year.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our existing internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As a result of the above developments, the filing rate of new claims against us over the past few years has decreased to below pre-2001 levels, and we were named as a defendant in one, one, and 20 new silicosis cases filed in 2020, 2019, and 2018, respectively. The main driver of the increase in cases filed in 2018 was 16 claims arising out of a single location in Mississippi. During the nine months ended September 30, 2021, two new claims were brought against U.S. Silica. As of September 30, 2021, there were 44 active silica-related product liability claims pending in which U.S. Silica is a defendant. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for both our predecessors that cover certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to certain insurance). As a result of a settlement with a former owner and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf.
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
Share Repurchase Program
The following table presents the total number of shares of our common stock that we repurchased during the third quarter of 2021, the average price paid per share, the number of shares that we repurchased as part of our share repurchase program, and the approximate dollar value of shares that still could have been repurchased at the end of the applicable fiscal period pursuant to our share repurchase program:

Period	Total Number of Shares Withheld or Forfeited (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
July 1, 2021 - July 31, 2021	715	$10.35	—	126,540,060
August 1, 2021 - August 31, 2021	5,636	$9.72	—	126,540,060
September 1, 2021 - September 30, 2021	1,298	$10.38	—	126,540,060
Total	7,649	$9.73	—

(1)	In May 2018, our Board of Directors authorized and announced the repurchase of up to $200 million of our common stock from time to time on the open market or in privately negotiated transactions. Stock repurchases, if any, will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. As of September 30, 2021, we have repurchased a total of 5,036,139 shares of our common stock at an average price of $14.59.
(2)	Shares withheld by U.S. Silica to pay taxes due upon the vesting of employee restricted stock and restricted stock units for the months ended July 31, August 31, and September 30, 2021, respectively.

We did not repurchase any shares of common stock under our share repurchase program during the three and nine months ended September 30, 2021.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
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

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of October 2021.

U.S. Silica Holdings, Inc.

/s/ DONALD A. MERRIL
Name:	Donald A. Merril
Title:	Executive Vice President & Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

S-1