Form 10-K
period 2021-12-31
U.S. SILICA HOLDINGS, INC.
filed 2022-02-25
CIK 1524741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the outstanding common stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $814,478,897 based on the closing price of $11.56 per share, as reported on the New York Stock Exchange, on such date.
As of February 18, 2022, 75,028,013 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the Proxy Statement for the 2022 Annual Meeting of Shareholders for U.S. Silica Holdings, Inc. (the “2022 Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated.

U.S. Silica Holdings, Inc.
FORM 10-K
For the Fiscal Year Ended December 31, 2021

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
    During our 122-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 600 diversified product types to customers across our end markets. As of December 31, 2021, we operated 24 production facilities across the United States. We control 487 million tons of reserves of commercial silica, which can be processed to make 194 million tons of finished products that meet American Petroleum Institute ("API") frac sand specifications, and 82 million tons of reserves of diatomaceous earth, perlite, and clays.
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
Diatomaceous earth, clay, and perlite facilities are located near major highways and export corridors to optimize the cost of operations and shipment. Products can be shipped via bulk truck, rail or packaged. We utilize experienced in-house international logistics operations using a broad base of partners to enable efficient and cost-effective exports to approximately 100 countries.
•Low-cost operating structure. We focus on building and operating facilities with low delivered costs to enable us to better manage market downturns. We believe the combination of the following factors contributes to our goal of having a low-cost structure and high margins:
•our ownership of the vast majority of our reserves, resulting in mineral royalty expense that was less than 0.6% of our sales in 2021;
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
•Strong reputation with our customers. We believe we have built a strong reputation during our 122-year operating history. We have a long track record of timely delivery of our products according to customer specifications, which we believe contributes to a reputation for dependability. We also have an extensive network of technical resources, including materials science and petroleum engineering expertise, which enables us to collaborate with our customers to develop products to improve the performance of their existing applications.
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
•Maintain financial strength and flexibility. We intend to maintain financial strength and flexibility to enable us to better manage through industry downturns and pursue acquisitions and new growth opportunities as they arise. In connection with the EPM acquisition, on May 1, 2018, we entered into a Third Amended and Restated Credit Agreement (the "Credit Agreement") with BNP Paribas, as administrative agent, and the lenders named therein. The Credit Agreement increased our then existing senior debt by establishing a new $1.380 billion senior secured credit facility, consisting of a $1.280 billion term loan (the “Term Loan”) and a $100 million revolving credit facility (the “Revolver”) (collectively the "Credit Facility") that may also be used for swingline loans or letters of credit, and we may elect to increase the term loan in accordance with the terms of the Credit Agreement. For more information on the Credit Agreement see Note K - Debt to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. As of December 31, 2021, we had $239.4 million of cash on hand and $77.8 million of availability under the Revolver with the consent of our lenders.
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
Performance Material Products—We sell engineered performance materials made from diatomaceous earth (DE), clay and perlite. DE is used in filtration for foods and beverages, pharmaceuticals and swimming pools. DE is also used as a functional additive for paint and coatings, plastics and rubber, and agriculture. Perlite (hydrated volcanic glass) is used mainly for filtration. Calcium bentonite clay is used for bleaching, catalysis and adsorption in edible oil processing, aromatics purification, and industrial and chemical applications.
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
The special properties of commercial silica such as chemistry, purity, grain size, color, inertness, hardness and resistance to high temperatures make it critical to a variety of industries. Commercial silica is a key input in the well completion process, specifically, in the hydraulic fracturing techniques used in unconventional oil and natural gas wells. In the Industrial and Specialty Products end markets, stringent quality requirements must be met when commercial silica is used as an ingredient to produce thousands of everyday products, including glass, building and foundry products and metal castings, as well as certain specialty applications such as high-performance glass, specialty coatings, polymer additives and geothermal energy systems (such as solar panels). Due to the unique properties of commercial silica, we believe it is an economically irreplaceable raw material in a wide range of industrial applications.
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
We conduct only surface mining operations and do not operate any underground mines, although we do lease underground reserves at our Festus, Missouri operation, which are being mined underground by a contractor. Mining methods at our facilities include conventional hard rock mining, hydraulic mining, surface or open-pit mining of loosely consolidated silica deposits and dredge mining. Silica mining and processing typically has less of an environmental impact than the mining and processing of other minerals, in part because it uses fewer chemicals.
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
Our Customers
We sell our products to a variety of end markets. Our customers in the oil and gas proppants end market include major oilfield services companies and exploration and production companies that are engaged in hydraulic fracturing. Sales to the oil and gas proppants end market comprised approximately 56%, 49%, and 69% of our total sales in 2021, 2020 and 2019, respectively.
During most of our 122-year history, our primary markets have been core industrial end markets with customers engaged in the production of building and construction products, fillers and extenders, glass, foundry products, chemicals, and sports and recreation products. Our diverse customer base drives high recovery rates across our production. We also benefit from strong and long-standing relationships with our customers in each of the industrial and specialty products end markets we serve. Through EPM, we also serve a variety of industrial mineral markets including pool filtration, paints and plastics, absorbents and food and beverage. Sales to our Industrial and Specialty Products end markets comprised approximately 44%, 51%, and 31% of our total sales in 2021, 2020 and 2019, respectively.
Competition
Both of our reportable segments operate in highly competitive markets that are characterized by a small number of large, national producers and a larger number of small, regional or local producers. According to a January 2022 publication by the United States Geological Survey, in 2021, there were 167 producers of commercial silica with a combined 248 active operations in 33 states within the United States. Competition for both of our reportable segments is based on price, consistency and quality of product, site location, distribution capability, customer service, reliability of supply, breadth of product offering and technical support. Because transportation costs can be a significant portion of the total cost to customers of commercial silica, the commercial silica market is typically local, and competition from beyond the local area is limited. Notable exceptions to this are the frac sand and fillers and extenders markets, where certain product characteristics are not available in all deposits and not all plants have the requisite processing capabilities, necessitating that some products be shipped for extended distances. For more information regarding competition, see Item 1A. Risk Factors of this Annual Report on Form 10-K.
Seasonality
Our business is affected to some extent by seasonal fluctuations in weather that impact our production levels and our customers' business needs. For example, during the second and third quarters we typically sell more commercial silica to our customers in the building products and recreation end markets due to increased construction activity resulting from more favorable weather. In the first and fourth quarters, we generally experience lower sales, and sometimes production levels, largely from adverse weather hampering logistical capabilities and general decreased customer activity levels.
Intellectual Property
Other than operating licenses for our mining and processing facilities, there are no third-party patents, patent licenses or franchises material to our business. Our intellectual property primarily consists of trade secrets, know-how and trademarks, including our name US SILICA® and products with trademarked names such as MIN-U-SIL®, Mystic White II®, Q-ROK®, SIL-CO-SIL®, White Armor®, EP Minerals®, Transcend®, and SANDBOX® among others. We own patents and have patent applications pending related to SandBox, our "last mile" logistics solution. Most of the issued patents have expiration dates ranging from 2027-2040. With respect to our other products, we principally rely on trade secrets, rather than patents, to protect our proprietary processes, methods, documentation and other technologies, as well as certain other business information. Although we do seek patents from time to time, for example for our ultra-high reflectance cool roofing granules, patent protection for other industrial and specialty products requires a costly federal registration process with an uncertain outcome that would place our confidential information in the public domain. As a result, we typically utilize trade secrets to protect the formulations and processes we use to manufacture our products and to safeguard our proprietary formulations and methods. We strive to protect our trade secrets indefinitely through the use of confidentiality agreements and other security measures, understanding that these efforts may prove to be ineffective. See Item 1A. Risk Factors of this Annual Report on Form 10-K for more information.
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
 Employees
As of December 31, 2021, we employed a workforce of approximately 1,863 employees, the majority of whom are hourly wage plant workers living in the areas surrounding our mining facilities. Approximately 29% of our hourly employees are represented by labor unions that include the Teamsters Union; United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union; Laborers International Union of North America; Glass, Molders, Pottery, Plastics and Allied Workers International Union; Cement, Lime, Gypsum and Allied Workers’ Division of International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers; and International Union of Operating Engineers A.F.L. - C.I.O. We believe that we maintain good relations with our workers and their respective unions and have not experienced any material strikes or work stoppages since 1987.

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

Health and Safety: Our health and safety programs are industry leading and resulted in several company records in 2021. We require each of our locations to perform regular safety audits to ensure proper safety policies, program procedures, analyses and trainings are in place. In addition, we receive regular visits from inspectors on behalf of the U.S. Mine Safety and Health Administration ("MSHA") and the U.S. Occupational Safety and Health Act ("OSHA"). We utilize a mixture of leading and lagging indicators to assess the health and safety performance of our operations. Lagging indicators include the OSHA Total Recordable Incident Rate ("TRIR") and the Lost Time (or Lost Workday) Incident Rate ("LTIR") based upon the number of incidents per 200,000 work hours. Leading indicators include reporting and closure of all near miss events and Environmental, Health and Safety ("EHS") coaching and engagement conversations. In 2021, we had a TRIR of 0.67, a LTIR of 0.10 and zero work-related fatalities.

COVID-19 Response: Beginning in 2020, our Board of Directors requested regular updates on our response to the COVID-19 pandemic. During 2020, we instituted a number of protective measures in response to the COVID-19 outbreak, including eliminating all but essential third-party access to our facilities, encouraging employees to work from home to the extent their job function enables them to do so, encouraging the use of virtual employee meetings, implementing social distancing measures for those employees associated with our mining operations, and implementing other procedures in an effort to reduce the need for our truck drivers to exit their vehicles. These protective measures continued throughout 2021. This resulted in confirmed cases of COVID-19 at U.S. Silica remaining below the national average, and none of the confirmed cases among our employees in 2021 were attributed to transmission at work.

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

Training and Talent Development: We are committed to the continued development of our people. Strategic talent reviews and succession planning occur annually and across all business areas. The Chief Executive Officer ("CEO") and CHRO convene meetings with senior company leadership and the Board of Directors to review top enterprise talent. We also provide free training courses through LinkedIn Learning to all salaried employees, along with key development programs.

Regulation and Legislation
Mining and Workplace Safety
Federal Regulation
The U.S. Mine Safety and Health Administration (“MSHA”) is the primary regulatory organization governing the commercial silica industry. Accordingly, MSHA regulates quarries, surface mines, underground mines and the industrial mineral processing facilities associated with quarries and mines. The mission of MSHA is to administer the provisions of the Federal Mine Safety and Health Act of 1977 (the "Mine Act") and to enforce compliance with mandatory safety and health standards. MSHA works closely with the Industrial Minerals Association, a trade association in which we have a significant leadership role, in pursuing this mission. As part of MSHA’s oversight, representatives perform at least two unannounced inspections annually for each above-ground facility. For additional information regarding mining and workplace safety, including MSHA safety and health violations and assessments in 2021, see Item 4. Mine Safety Disclosures of this Annual Report on Form 10-K.
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
Federal agencies granting permits for our operations must also consider impacts to endangered and threatened species and their habitat under the Endangered Species Act. We also must comply with and are subject to liability under the Endangered Species Act, which prohibits and imposes stringent penalties for the harming of endangered or threatened species and their habitat. Federal agencies must also consider a project’s impacts on historic or archaeological resources under the National Historic Preservation Act, and we may be required to conduct archaeological surveys of project sites and to avoid or preserve historical areas or artifacts.
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
Information about our Executive Officers

Bryan A. Shinn, age 60, has served as our Chief Executive Officer and a member of the Board since January 2012. He also served as our President from March 2011 to January 2020. Prior to assuming this position, Mr. Shinn was our Senior Vice President of Sales and Marketing from October 2009 to February 2011. Before joining us, Mr. Shinn was employed by the E. I. du Pont de Nemours and Company from 1983 to September 2009, where he held a variety of key leadership roles in operations, sales, marketing and business management, including Global Business Director and Global Sales Director. Mr. Shinn earned a B.S. in Mechanical Engineering from the University of Delaware.

Donald A. Merril, age 57, has served as an Executive Vice President since July 2016 and as our Chief Financial Officer since January 2013. He had previously served as our Vice President of Finance from October 2012 until his appointment as Chief Financial Officer. Previously, Mr. Merril had served as Senior Vice President and Chief Financial Officer of Myers Industries Inc. from January 2006 through August 2012. Prior to serving at Myers Industries, Mr. Merril held the role of Vice President and Chief Financial Officer, Rubbermaid Home Products Division at Newell Rubbermaid Inc. from 2003 through 2005. Mr. Merril earned a B.S. in Accounting from Miami University.

Michael L. Winkler, age 57, has served as an Executive Vice President since July 2016 and as our Chief Operating Officer since December 2013. He served as a Vice President from June 2011 until July 2016 and as our Vice President of Operations from June 2011 until December 2013. Before joining us, Mr. Winkler was Vice President of Operations for Campbell Soup Company from August 2007 to June 2011 and held various positions with Mars Inc. from 1996 to August 2007, including Plant Manager-Columbus Plant and Director of Industrial Engineering. Mr. Winkler earned a B.S. in Industrial Engineering from the University of Wisconsin-Platteville and an M.B.A. from the University of North Texas.

John P. Blanchard, age 48, has served as our Senior Vice President and President, Industrial & Specialty Products since July 2016, having served as Vice President and General Manager, Industrial & Specialty Products from September 2011 until July 2016. Mr. Blanchard possesses over 20 years’ experience in a variety of industries, including nonwovens, composites, building materials and pharmaceuticals. Prior to joining us, Mr. Blanchard held various positions of increasing responsibility with Johns Manville from 2005 to September 2011, including Global Business Director from December 2010 to September 2011 and Global Business Manager from February 2008 to December 2010. Mr. Blanchard earned a B.S. in Chemical Engineering from Michigan Technological University and an M.B.A. from the University of Michigan.

Zach Carusona, age 35, has served as our Senior Vice President and President, Specialty Minerals since December 2018. He served as a Vice President for Business Development of SandBox Logistics from August 2016 until December 2018, as the Director, Strategic Planning from June 2015 to August 2016, and in various roles in our strategy group from 2011 through 2015. Mr. Carusona earned an MBA from the Kellogg School of Management at Northwestern University, and a B.S. in Mechanical Engineering from the University of Illinois, Urbana-Champaign.

J. Derek Ussery, age 37, was appointed as our Senior Vice President and President, Oil and Gas in November 2019. Prior to his appointment, Mr. Ussery was the Chief Operating Officer of SandBox Logistics from January 2019 to November 2019. He previously served as Vice President, North America ESG at Tetra Technologies, from May 2018 to December 2018. From April 2013 to May 2018, he served in roles of increasing responsibility with Key Energy Services, culminating in his position as Vice President for the Eastern Region. Mr. Ussery earned a B.B.A. from Texas A&M University.

D. Lynnette Crowder, age 42, was appointed U.S. Silica’s Senior Vice President, and Chief Human Resources Officer in November 2019. Ms. Crowder previously served in roles of increasing responsibility with WestRock Company, from July 2015 until October 2019, and with MeadWestVaco Corporation from March 2010 until the company became part of WestRock Company in July 2015. Most recently she served as the Division Leader of Human Resources for Westrock Company. Ms. Crowder earned a B.S. in Mechanical Engineering from Virginia Tech and an M.B.A. from the University of Virginia.

Stacy Russell, age 51, was appointed U.S. Silica’s Senior Vice President, General Counsel and Secretary in January 2020. Prior to her appointment, Ms. Russell was the General Counsel for our Oil and Gas Proppants segment. She was previously Of Counsel at Boyar Millar from July 2018 to May 2019. From October 2010 to January 2018, she served as the Managing Counsel for the Litigation and HSE law groups at Halliburton Company. Ms. Russell earned B.A. in Government from the University of Texas and her J.D. from the University of Houston.

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

Public health crises, pandemics and epidemics, such as the ongoing COVID-19 pandemic, have adversely impacted and are expected to continue to adversely impact our operations, the operations of our customers and the global economy, including the worldwide demand for oil and natural gas and the level of demand for our services, particularly in our Oil and Gas Proppants segment. For instance, the COVID-19 pandemic, including the outbreak of recent variants, has caused governmental authorities to impose mandatory closures, seek voluntary closures and impose restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions.

In 2021, we continued a number of protective measures we had put in place in respond to the COVID-19 pandemic, including encouraging employees to work from home to the extent their job function enables them to do so, encouraging the use of virtual employee meetings, implementing social distancing measures for those employees associated with our mining operations and implementing other procedures in an effort to reduce the need for truck drivers to exit their vehicles. A further extended period of remote work arrangements could strain our business continuity plans, introduce operational risk and impair our ability to manage our business. Our operations could be delayed or suspended at any time in the event of changes to applicable government orders or the interpretation of existing orders. In addition, the Department of Labor's Occupational Safety and Health Administration ("OSHA") issued an Emergency Temporary Standard requiring that all employers with at least 100 employees ensure that their employees are fully vaccinated for COVID-19 or obtain a negative COVID-19 test. On January 13, 2022, the Supreme Court of the United States blocked the Biden administration from enforcing its vaccine or test requirements for large companies. Any requirement to mandate COVID-19 vaccination of our workforce or require our unvaccinated employees to be tested could result in incremental costs, employee attrition and difficulty securing future labor needs.

The recent outbreak of the variants of COVID-19 may significantly worsen during the upcoming months, which may cause governmental authorities to consider additional or new restrictions on business and social activities. The impact of the Delta, Omicron or any future variants cannot be predicted at this time and could depend on numerous factors, including vaccination rates, the effectiveness of the COVID-19 vaccines, and any new measures that may be introduced by governments or other parties.

The ultimate extent of the impact of COVID-19 on our business, financial condition and results of operations will depend largely on future developments, including the duration and spread of COVID-19 within the United States, including any current and future variants, and the related impact on the oil and gas industry, the impact of governmental actions designed to prevent the spread of COVID-19 and the development and availability of effective treatments and vaccines, all of which cannot be predicted with certainty at this time.

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

When oil and natural gas prices decrease exploration and production, companies may reduce their exploration, development, production and well completion activities. During such periods, demand for our products and services which supply oil and natural gas wells, including our transportation and logistics solutions, may decline, leading to a decline in the market price of frac sand due to an oversupply of frac sand. When demand for frac sand increases, there may not be a corresponding increase in the prices for our products or our customers may not increase use of our products, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Weakness in the industries we serve has had, and may have in the future, an adverse effect on sales and our results of operations. A continued or renewed economic downturn in one or more of the industries or geographic regions that we serve, or in the worldwide economy, could cause actual results of operations to differ materially from historical and expected results.
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

A significant portion of our sales is generated at six of our plants. Any adverse developments at any of those plants or in the end markets those plants serve could have a material adverse effect on our business, financial condition, and results of operations.
A significant portion of our sales are generated at our plants located in Ottawa, Illinois; Lamesa, Texas; Lovelock, Nevada; Pacific, Missouri; Festus, Missouri, and Vale, Oregon. These plants represented a combined 36% of our total sales in 2021. Any adverse development at these plants or in the end markets these plants serve, including adverse developments due to catastrophic events or weather, decreased demand for commercial silica products, or a decrease in the availability of transportation services or adverse developments affecting our customers, could have a material adverse effect on our business, financial condition, and results of operations.

We may be adversely affected by decreased demand for frac sand or the development of effective alternative proppants or new processes to replace hydraulic fracturing.

Frac sand is a proppant used in the completion and re-completion of natural gas and oil wells through hydraulic fracturing. Frac sand is the most commonly used proppant and is less expensive than ceramic proppant, which is also used in hydraulic fracturing to stimulate and maintain oil and natural gas production. A significant shift in demand from frac sand to other proppants, such as ceramic proppants, the development and use of other effective alternative proppants, or the development of new alternative energy processes to replace hydraulic fracturing altogether, could cause a decline in demand for the frac sand we produce and could have a material adverse effect on our business, financial condition, and results of operations.

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

Our ten largest customers accounted for approximately 40%, 34% and 43% of total sales during the years ended

December 31, 2021, 2020 and 2019, respectively. As a result of market conditions, competition or other factors, these customers may not continue to purchase the same levels of our products in the future, if at all. Substantial reductions in purchase volumes across these customers could have a material adverse effect on our business, financial condition, and results of operations.

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
Energy costs, primarily natural gas and electricity, represented approximately 5%, 4% and 4% of our total sales in 2021, 2020 and 2019, respectively. Natural gas is the primary fuel source used for drying in the commercial silica production process. In addition, our operations are dependent on earthmoving equipment, railcars and tractor trailers, and diesel fuel costs are a significant component of the operating expense of these vehicles. To the extent that we perform these services with equipment that we own, we are responsible for buying and supplying the diesel fuel needed to operate these vehicles, which currently represents less than 1% of total cost of sales. To the extent that these services are provided by independent contractors, we may be subject to fuel surcharges that attempt to recoup increased diesel fuel expenses. Our profitability is impacted by the price and availability of these energy sources. The price and supply of diesel fuel and natural gas are unpredictable and can fluctuate significantly based on international political and economic circumstances, as well as other events outside our control, such as changes in supply and demand due to weather conditions, actions by OPEC and other oil and natural gas producers, regional production patterns and environmental concerns. In addition, potential climate change regulations or carbon or emissions taxes could result in higher production costs for energy, which may be passed on to us in whole or in part or could reduce supply. In the past, the price of natural gas has been extremely volatile, and we believe this volatility may continue. In order to manage this risk, we may hedge natural gas prices through the use of derivative financial instruments, such as forwards, swaps and futures. However, these measures carry different risks (including nonperformance by counterparties) and do not in any event entirely eliminate the risk of decreased margins as a result of energy price increases. A significant increase in the price of energy that is not recovered through an increase in the price of our products or covered through our hedging arrangements or an interruption in the supply of the energy sources we use could have a material adverse effect on our business, financial condition, and results of operations.

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

We have been the target of cyberattacks, and while to date none of these incidents has had a material impact on us, we expect to continue to be targeted in the future. Our management team updates our Board of Directors quarterly on material cybersecurity risks which might impact us. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the current global economic and political environment, the outsourcing of some of our business operations, the ongoing shortage of qualified cybersecurity professionals, and the interconnectivity and interdependence of third parties to our systems.

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

For example, greenhouse gas emission regulation is becoming more rigorous, and concerns about climate change could cause this trend to continue or intensify. We expect to be required to report annual greenhouse gas emissions from our operations to the Environmental Protection Agency (“EPA”), and additional greenhouse gas emission-related requirements are in various stages of development at the international, federal, state, regional and local levels. The U.S. Congress has considered, and may adopt in the future, various legislative proposals to address climate change, including a nationwide limit on greenhouse gas emissions. Any regulation of greenhouse gas emissions, including, for example, through a cap-and-trade system, technology mandate, emissions tax, reporting requirement, new permit requirement or other program, could curtail our operations, significantly increase our operating costs, impair demand for our products or otherwise adversely affect our business, financial condition, reputation, and performance.

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

Since at least 1975, we and/or our predecessors have been named as a defendant, usually among many defendants, in numerous product liability lawsuits brought by or on behalf of current or former employees of our customers alleging damages caused by silica exposure. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media, involve various other defendants and have been filed in the States of Texas, Louisiana and Mississippi, although some cases have been brought in many other jurisdictions over the years. For further information about material pending proceedings, see Item 3. Legal Proceedings of this Annual Report on Form 10-K. The silica-related litigation brought against us to date and associated litigation costs, settlements and verdicts have not resulted in a material liability to us to date, and we presently maintain insurance policies where available. However, we continue to have silica exposure claims filed against us, including claims that allege silica exposure for periods or in areas not covered by insurance, and the costs, outcome and impact to us of any pending or future claims is not certain. Any such pending or future claims or inadequacies of our insurance coverage could have a material adverse effect on our business, reputation, financial condition, and results of operations.

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

In addition, the United States regulates our international operations through various statutes, including the U.S. Foreign Corrupt Practices Act (“FCPA”). The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We operate in parts of the world that experience government corruption to some degree, and, in certain circumstances, compliance with anti-corruption laws may conflict with local customs and practices. Although we maintain policies, procedures and controls and deliver training designed to ensure compliance with anti-corruption laws, such efforts may not be sufficient to protect us from liability under these laws.

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
As of December 31, 2021, we had $1.222 billion of outstanding indebtedness under the Term Loan and we were using $22.2 million for outstanding letters of credit, leaving $77.8 million of borrowing availability under the Revolver with the consent of our lenders.
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

In addition, the amounts owed under the Credit Agreement use LIBOR as a benchmark for establishing the rate at which interest accrues. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. After December 31, 2021, the ICE Benchmark Administration ("IBA") ceased publication of the one-week and two-month U.S. dollar LIBOR settings and will cease the publication of the remaining U.S dollar LIBOR settings immediately following its June 2023 publication. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments cannot be entirely predicted but could include an increase in the cost to us of this indebtedness.
We may have to utilize significant cash to meet our unfunded pension obligations and post-retirement health care liabilities and these obligations are subject to increase.
Many of our employees participate in our defined benefit pension plans. In 2021, we made contribution payments totaling $2.8 million toward reducing the unfunded liability of our defined benefit pension plans. Declines in interest rates or the market values of the securities held by the plans or other adverse changes could materially increase the underfunded status of our plans and affect the level and timing of required cash contributions. To the extent we continue to use cash to reduce these unfunded liabilities, the amount of cash available for our working capital needs would be reduced. In addition, under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Pension Benefit Guaranty Corporation (“PBGC”) has the authority to institute proceedings to terminate a pension plan in certain circumstances. In the event our tax-qualified pension plans are terminated by the PBGC, we could be liable to the PBGC for the underfunded amount, which could trigger default provisions in our Credit Agreement.

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

See Note P - Pension and Post-Retirement Benefits in our Consolidated Financial Statements included in Part II, Item 8. of this Annual Report on Form 10-K for more information about these plans.

Our stock price and trading volume has been and could continue to be volatile, and you may not be able to resell shares of your common stock when desired, at or above the price you paid, or at all.

The stock market has experienced and continues to experience extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the underlying businesses. In 2021, our stock closed at a high of $14.91 per share and a low of $7.38 per share. In 2020, market volatility was especially high due to the COVID-19 pandemic. In addition, broad market fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. In addition to the other risks described in this section, the market price of our common stock may fluctuate significantly in response to a number of factors, many of which we cannot control, including inaccurate or unfavorable research or ratings published by industry analysts about our business, or a cessation of coverage of us by industry analysts; quarterly variations in our operating results compared to market expectations; announcements by others in or affecting our industry or our customers; actions by competitors; our acquisition of, investment in or disposition of other businesses; and other global or regional economic, political, legal and regulatory factors that may not be directly related to our performance.

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

As of December 31, 2021, various labor unions represented approximately 29% of our hourly employees. If we are unable to renegotiate acceptable collective bargaining agreements with these labor unions in the future, we could experience, among other things, strikes, work stoppages or other slowdowns by our workers and increased operating costs as a result of higher wages, health care costs or benefits paid to our employees. An inability to maintain good relations with our workforce could cause a material adverse effect on our business, financial condition, and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our Properties and Logistics Network
Our corporate headquarters is located in Katy, Texas. We also maintain a corporate support center and sales office in Reno, Nevada. Additionally, we operate corporate laboratories located in Berkeley Springs, West Virginia and Reno, Nevada. These locations provide critical technical expertise, analytical testing resources and application development to promote product value and cost savings. We generally own our principal production properties, although some land is leased. Substantially all of our owned assets are pledged as security under the Credit Agreement; for additional information regarding our indebtedness see Note K - Debt to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K. Corporate offices, including sales locations are leased. In general, we consider our facilities, taken as a whole, to be suitable and adequate for our current operations.
We continue to strategically position our supply chain in order to deliver sand according to our customers' needs, whether at a plant, a transload, or at the wellhead. We believe that our supply chain network and logistics capabilities are a competitive advantage that enables us to provide superior service for our customers and positions us to take advantage of opportunistic spot market sales. As of December 31, 2021, we had 27 transload facilities strategically located near all the major shale basins in the United States. All of our transloads are operated by third-party transload service providers via service agreements, which include both longer term contracts (generally 2 to 5 years) and month-to-month arrangements.
We lease a significant number of railcars for shipping purposes and for short-term storage of our products, particularly our frac sand products. As of December 31, 2021, we had a leased fleet of 5,300 railcars.
Our acquisition of SandBox extended our delivery capability directly to our customers' wellhead locations. SandBox provides last mile logistics to companies in the oil and gas industry, which increases efficiency and provides a lower cost logistics solution for our customers. SandBox has operations in the major United States oil and gas producing regions, including the Permian Basin, Eagle Ford Shale, Mid-Con, Rocky Mountains and the Marcellus/Utica Shale, where its largest customers are located. We expect we will continue to make strategic investments and develop partnerships with transload operators and transportation providers that will enhance our portfolio of supply chain services that we can provide to customers.

The map below shows the location of our production facilities, transload facilities, SandBox operation sites and Corporate offices:

INDUSTRIAL & SPECIALTY
OIL & GAS
Dual -O&G and Industrial
TRANSLOADS
SANDBOX
OFFICES
C A N A D A

Summary Overview of Mining Operations
Information concerning our material mining properties in this Annual Report on Form 10-K has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K, which first became applicable to us for the fiscal year ended December 31, 2021. As used in this Annual Report on Form 10-K, the terms "mineral resource", "mineral reserve", "proven mineral reserve" and "probable mineral reserve" are defined and used in accordance with subpart 1300 of Regulation S-K.
The information that follows related to the Lamesa site, the Ottawa site and the Colado site is derived, for the most part from, and in some instances is an extract from, the technical report summaries ("TRSs") related to such properties prepared in compliance with the Item 601(b)(96) and subpart 1300 of Regulation S-K. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the TRSs, filed as exhibits to this Annual Report on 10-K.

The following map shows the locations of our mining properties with material mining operations, as of December 31, 2021:

3 Material Mine Sites - 2021

■ Colado, NV
PM-Diatomaceous Earth (DE)

▲ Lamesa, TX
O&G-Silica Sand

▲ Ottawa, IL
SM – ISP & O&G Silica Sand

CANADA

US SILICA | EP Minerals A U.S. SILICA COMPANY

As of December 31, 2021, we had three properties with material mining operations, as summarized in the table below:

Location	Segment	Market Served	Stage
United States
Lamesa, TX	Oil & Gas Proppants	Oil and gas proppants	Production
Ottawa, IL	Oil & Gas Proppants, Industrial & Specialty Products	Oil and gas proppants, glass, chemicals, foundry	Production
Colado Mine - Lovelock, NV	Industrial & Specialty Products	Filtration for brewing wine, swimming pools, sweeteners; additives for coatings, LDPE film	Production

The Lamesa site is a silica sand production facility in the West Texas Permian Oil Basin region. The Lamesa site is comprised of a large, mechanized surface mining operation that supplies raw ore to a fully automated, state-of-the-art processing plant. The Ottawa site is our largest blended operation, supplying various grades of silica sand to both the Oil and Gas and the Industrial and Specialty markets. The Colado complex in Lovelock, Nevada is a diatomaceous earth ("DE") processing operation owned and operated by EP Minerals, LLC, an indirect subsidiary of ours.
We are the operator of each of our mining properties and we own all of the ownership interests in our mining operations. With respect to the Lamesa and Ottawa properties, we own the land, surface and mineral rights. For the Colado mine, we hold a land lease for 3,719 acres. The lease is based on a royalty-type structure that considers the tons of product sold during the lease period and how material used for the product tons sold was mined from each lease area. The lease also includes a minimum annual amount. Additionally, we hold 176 mineral claims in Bureau of Land Management Land. We believe that all of our leases were entered into at market terms.
We hold numerous environmental and mineral extraction permits, water rights and other permits, licenses and approvals from governmental authorities authorizing operations at each of our facilities. With respect to each facility, licenses and approvals are obtained as needed in the normal course of business based on our mine plans and federal, state, and local regulatory provisions regarding mine permitting and licensing. As of December     31, 2021, all required permits for the Ottawa and Lamesa properties had been approved. Aside from the numerous permits required to mine, a major modification application for the Colado site's reclamation permit had been developed and was submitted to the appropriate agencies for review during 2021. We expect final approval during 2022. Based on our historical permitting experience, we expect to be able to continue to obtain necessary mining permits and approvals to support historical rates of production.
The nature of the Lamesa sand deposits favors surface mining by conventional methods. A contractor is employed to mine the sand using front-end loaders and articulating haul trucks. The contractor's haul trucks deliver the mined sand to one of two large surge piles of raw sand, where it is available for processing through the Lamesa plant. The plant uses wet and dry processing methods to produce oil and gas silica sand products.
At the Ottawa property, the St. Peter Sandstone is mined by conventional surface mining methods. Blasted St. Peter Sandstone is mined mechanically and then hauled to a location in the pit where it is further processed by hydraulic methods and mixed with water to produce a slurry product that is pumped to the processing plant. The processing plant receives a silica sand slurry pumped from the mine. The plant uses wet and dry processing methods to produce oil and gas products and specialty minerals products. Finished goods are either whole grain silica products or ground silica products.
The Colado mine utilizes conventional open pit mining methods. The raw ore is delivered by truck to a processing plant northeast of Lovelock, NV approximately 19 miles away. There the ore is sized and processed according to final product specifications.
Our current estimated mining capacity of approximately 9.0 million tons of silica sand and 0.6 million cubic yards of DE per year. The following table shows the full annual mine production capacity of silica sand and DE mined at each of our owned or leased processing locations as of December 31, 2021:

Summary of Material Properties
Location	Annual Mine Production Capacity (tons)(1)	Product Type
North America
Lamesa, TX	5.0 million	Silica Sand
Ottawa, IL	4.0 million	Silica Sand
Colado Mine - Lovelock, NV	0.6 million cubic yards	Diatomaceous Earth
(1)Annual mine production capacity is our estimate of the tons that could be mined based on design capacity, assuming optimization of our operations, including our facilities, equipment and workforce. Incremental equipment, labor or other costs may be required to achieve these mine production capacity estimates. As we continue our efforts to optimize and refine our mining methods, we will update our estimates if necessary.
Actual annual silica sand and DE mine production volume levels may vary from the annual mine production capacity shown in the table above due to a number of factors, including variations in demand for our products, the quality of the reserves and the nature of the geologic formation that we are mining at a particular time, unplanned downtime due to safety concerns, incidents and mechanical failures, and other operating conditions.

The table below shows annual mined volumes (in thousands) of silica sand and DE at our sites for the fiscal years ended December 31, 2021, 2020 and 2019:

Mine/Location	Product Type	2021 Tons Mined	2020 Tons Mined	2019 Tons Mined
Lamesa, TX	Silica Sand	4,692	3,271	4,774
Ottawa, IL	Silica Sand	2,967	1,953	3,720
Colado Mine - Lovelock, NV	Diatomaceous Earth	166	151	144
Summary of Mineral Reserves
Based on information provided, collected and reviewed, the deposits at all three properties are properly classified as reserves. Therefore, resource information is not provided.
The estimates of proven and probable reserves at our mines in this Annual Report have been prepared by the qualified persons referred to herein, and in accordance with the technical definitions established by the SEC under subpart 1300 of Regulation S-K:

•Proven mineral reserves are the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource.
•Probable mineral reserves are the economically mineable part of an indicated and, in some cases, a measured mineral resource.

Our mineral reserve estimates were prepared by our employees and have a basis in geologic block modeling conducted in-house using our SURPACTM mine design software. Our mineral reserve estimates and Westward Environmental, Inc.’s (“Westward”) reserve audit studies are based on many factors, but most importantly, all recoverable ore must have a mining plan and the mining area must be covered by a valid operating permit. Other site specific mine design criteria such as geotechnical slope stabilities in rock or unconsolidated overburden; waste-to-ore stripping ratios; safety catch bench designs; pit haul road access; pit dewatering sumps and ultimate pit floor elevations; tailings ponds and waste rock dump designs; infrastructure set-backs (roads, electrical lines, gas lines, property boundaries, etc.); reclamation plans; and any buffers needed to protect environmental features such as navigable waters or wetlands. For a description of risks relating to our estimates of mineral reserves, see Item 1A. Risk Factors of this Annual Report on Form 10-K.

Summaries of our mineral resources and reserves for the fiscal year ended December 31, 2021 are set forth below. Certain figures in the tables, discussions and notes have been rounded.

Summary Mineral Reserves for the fiscal year ended December 31, 2021
	Proven Mineral Reserves (tons)(1)	Probable Mineral Reserves (tons)(1)	Total Mineral Reserves (tons)(1)
Silica Sand
United States
Lamesa, TX(2)(3)	85,678,000	6,800,000	92,478,000
Ottawa, IL(4)(5)	66,926,671	33,002,024	99,928,695
Total Silica Sand	152,604,671	39,802,024	192,406,695
Diatomaceous Earth(6)
United States
Colado Mine - Lovelock, NV(7)	1,100,000	3,361,000	4,461,000
Total Diatomaceous Earth	1,100,000	3,361,000	4,461,000
(1) Ore reserves are stated as "mineable" reserves (after mining losses) and prior to plant processing recovery and sales.
(2) Pricing data based on 2021 sales data for silica sand of $15.30 per ton. Sales prices are projected to increase at 2% per annum thereafter for the life of mine.
(3) Based on the lateral geologic continuity of Lamesa's sand dune deposits, Proven Ore is defined within 1/4-mile radius of a drill hole, Probable Ore extends out to 1/2-mile radius from a drill hole. No P+P ore is considered outside the "dune line" where dunes are absent.

(4) Pricing data based on 2021 sales data for whole grain silica of $29.50 per ton. Sales prices are projected to increase at 2% per annum thereafter for the life of the mine.
(5) The St. Peter Sandstone occurs as a massive, thick sandstone stratum that is well defined geologically and well understood from historical mining. As such, "reasonable" drill hole spacing in conjunction with mine exposures are used to define Proven Ore. Probable Ore has a more widely spaced drill pattern in the same geologically continuous strata but absent of any mine development exposure.

(6) Pricing data based on 2021 sales data for DE of $554.00 per ton. Sales prices are projected to increase at 2% per annum thereafter for the life of the mine.
(7) The DE ore occurs as layered, basin-controlled, lacustrine sedimentary deposits interbedded with volcanic ash deposits. As such, tighter drill hole spacings are required to delineate ore reserves. Proven Ore is defined by drill hole spacings of less than 200-ft. and containing at least 5-ore intercepts. Probable Ore is defined by drill hole spacing of less than 400-ft. and containing at least 3-ore intercepts.

Lamesa, TX
We purchased approximately 3,500 acres of ranch land in July 2017, on which the Lamesa site was built and became operational during the third quarter of 2018. The site primarily produces a range of API/ISO certified silica sand grades. In 2017, we purchased both the land and mineral rights to the Lamesa site. As such, there are no leases, no royalties or other associated payments specific to the mine.
The Lamesa site is a fully-automated, state-of-the-art facility with a wet plant, intermediate stockpile, dry plant, screening plant, and loadout. The facility uses natural gas and electricity to produce whole grain silica through surface mining methods. The reserves at Lamesa contain windblown dune sand lying above ancient dunes of clayey sand, all quaternary in age. The facility is located in Dawson County, approximately 312 miles west of Dallas, Texas, 57 miles north of Midland, Texas, 56 miles south of Lubbock, Texas, approximately 95 miles from our Crane plant site and approximately 11 miles northwest of Lamesa. U.S. Route 87 runs through Lamesa and directly leads north to Lubbock and south to Midland. The front gate entrance to the mine is located at coordinates 32.806256, -102.126062.

The following image is a general location map of the Lamesa site:

N
Tulsa
OKLAHOMA
Santa Fe
Oklahoma City
Amarillo
Albuquerque
Norman
NEW MEXICO
Lubbock
56 Miles
USS Lamesa
TX Plant Site
312 Miles
Dallas
Fort Worth
Abilene
Shreveport
Las Cruces
Midland
El Paso
Odessa
TEXAS
Austin
Beaumont
Houston
San Antonio
CHIHUAHUA
Galveston
Chihuahua
Ciudad
Cuauhtemoc
Delicias
COAHUILA
Corpus Christi
100 Miles

The following image is a location map of the Lamesa site:
The site is accessible by roads maintained as private roads as well as by county and state roads. The Lamesa site is connected to the local electrical and natural gas distribution systems. Lamesa has four on-site water wells and contracts in place with third parties which cover the life of the mine and provide for adequate access to processing water. The site has offices holding administrative, engineering, and operations staff. Additionally, there are several buildings that house the plant maintenance and support facilities.

At Lamesa, we mine silica sand from a deposit that is made up of two identifiable units. The first is classified as "Eolian dune sands" (13 to 46 ft. thick) and the second is a "Clayey Cover Sand" (0 to 25 ft. thick). They are part of a large regional geologic unit covering northwest Texas and northeast New Mexico. Eolian dune sand is a known source of silica sands, which are recognized geologic units not only in Texas but also in Utah, along the shore of Lake Michigan, the shores of British Columbia, and the Northwest Territories.
The ore deposit at the Lamesa site sits at the surface, making it very amenable to open pit, mechanized mining methods utilizing heavy mobile mining equipment. At the mine, the unconsolidated sand is extracted directly from the open pit wall / mining face by front-end loader or by excavator and loaded into 40-ton or 60-ton articulated haul trucks. A fleet of haul trucks then delivers the mined sand ore to the processing plant. Raw sand is fed into the wet processing plant where it is cleaned, and some preliminary sizing is accomplished. From the wet plant the sand is moved to the dry plant after the water has had a chance to drain to below 10% moisture content. In the dry plant, the sand is dried in rotary dryers and then sized for sale as finished goods.
Since purchasing the Lamesa property in 2017, we have invested funds to increase the efficiency and expand the capacity of the Lamesa site. All buildings were constructed in 2018. We contract for the loading and hauling portion of the operations at Lamesa. No U.S. Silica equipment is currently dedicated to the mine operations. Similarly, we primarily use leased mobile equipment in the processing plant. We believe that the Lamesa site and its operating equipment are maintained in good working condition. The total net book value of the Lamesa site's real property and fixed assets as of December 31, 2021 was $164.0 million.
Due to the presence of pre-existing oil production infrastructure on the property, the land is subject to easements for roads, storage areas, pipelines, power lines and pump jack stations. A 100-ft. wide, "no mining" buffer is in place around the property boundary and there are several "no mining" buffer zones around pump jacks, pipelines and power lines on the property. The sand that lies within these buffer zones and "no mining" pillars was excluded from the Lamesa ore reserve calculation.
The Lamesa site is primarily environmentally regulated by Texas Commission on Environmental Quality (the "TCEQ"). However, the State of Texas does not require a mining permit to extract material. The Lamesa site has secured and is operating in compliance with all required licenses, registrations, and permits.
A summary of Lamesa's silica sand mineral reserves as of December 31, 2021 is shown below. For more information on our reserve calculations, please refer to Section 12.0 of the Lamesa TRS.

Lamesa, TX - Summary of Mineral Reserves
	December 31, 2021	December 31, 2020
Reserve Area	Amount(1)(2)(3)	Amount(1)(2)	Amount Change 2021 vs. 2020	Percent Change 2021 vs. 2020
Proven Reserves
Total Proven Reserves	85,678,000	88,750,000	(3,072,000)	(3)%
Probable Reserves
Total Probable Reserves	6,800,000	6,800,000	—	—%
Total Reserves
Total Reserves(4)	92,478,000	95,550,000	(3,072,000)	(3)%
(1) Ore reserves are stated as "mineable" reserves (after mining losses) and prior to plant processing recovery and sales.
(2) Only one commodity (silica sand) is mined, processed and sold. The end use can result in multiple products based on customer need. Silica sand is sold by the ton, regardless of product type and no "average grade" applies to the mineable reserve.

(3) Pricing data based on 2021 sales data for silica sand of $15.30 per ton. Sales prices are projected to increase at 2% per annum thereafter for the life of mine.
(4) Based on the lateral geologic continuity of Lamesa's sand dune deposits, Proven Ore is defined within 1/4-mile radius of a drill hole. Probable ore extends out to 1/2-mile radius from a drill hole. No P+P ore is considered outside the "dune line" where dunes are absent.

The decrease from 2021 to 2020 is attributed to depletion by mining of approximately 4.7 million tons and some net positive adjustments due to block model changes and ore reserve re-calculations at December 31, 2021.
Key assumptions and parameters relating to the mineral reserves at the Lamesa site are discussed in Sections 11.0 and 12.0, respectively, of the Lamesa TRS. Only material that can be economically, safely, and legally extracted is contained in these ore reserve estimates. Other key assumptions include the lateral geologic continuity of the mineable dune sand ore strata; ore block model construction criteria; mine design elements (stable pit slope geometries, mining bench height, pit floor limitations, pit dewatering, etc.); infrastructure setbacks (from property boundaries, power, natural gas, and water utility lines, oil well infrastructure; and ore quality.
Ottawa, IL
Our surface mines in Ottawa produce a variety of silica products through different mining methods, including hard rock mining, mechanical mining and hydraulic mining. The reserves belong to the St. Peter Sandstone Formation that stretches north-south from Minnesota to Missouri and east-west from Illinois to Nebraska and South Dakota. The Ottawa site is in LaSalle County, approximately 75 miles southwest of Chicago, IL and approximately 60 miles northeast of Peoria, IL. The site is accessible by major highways including U.S. Interstate 80. The plant entrance is located at coordinates 41.346512, -88.865274.
The following image is a location map of the Ottawa site:

1 MILE
N
INTERSTATE 80
VEHICLE ROUTE TO I-80
VIA ROUTE 6 TO IL SR 23
TRUCK ROUTE VIA U.S. ROUTE 6
OTTAWA
UTICA
PLANT SITE
NAPLATE
BARGE TERMINAL
ILLINOIS RIVER
MINE SITE

The Ottawa site includes approximately 2,100 acres that we own outright. The North Ottawa site and former mine site covers 890 acres, the South Ottawa mine includes 900 acres, and the former Mississippi Sands tract is 310 acres. We purchased both the land and mineral rights at Ottawa. As such, there are no leases, no royalties or other associated payments specific to the mine.
The site is accessible by roads maintained by the city, county and state as well as by two railroads. Our Ottawa site has an extensive rail-car loading, storage, and handling facility. Additionally, we have access to a privately-owned barge terminal that leases property from us. The Ottawa site is connected to the local electrical and natural gas distribution systems. Potable water is provided to the plant location by the City of Ottawa's public water system. Additionally, we have a private well at the mine site. The site has offices holding administrative, engineering, and operations staff. In addition, there are several buildings that house the processing facilities plant maintenance and support facilities.

We acquired the Ottawa site in 1987 by merger with the Ottawa Silica Company, which historically used the property to produce whole grain and ground silica for customers in industrial and specialty products end markets. Since acquiring the facility, we renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including washing, hydraulic sizing, grinding, screening and blending. These production techniques allow the Ottawa site to meet a wide variety of focused specifications on product composition from customers. As such, the Ottawa site services multiple end markets, such as glass, building products, foundry, fillers and extenders, chemicals and oil and gas proppants. In November 2009, we expanded the silica sand capacity by 500,000 tons. During the fourth quarter of 2011, we completed a follow-on expansion project that added an additional 900,000 tons of silica sand capacity. The total net book value of the Ottawa facility's real property and fixed assets as of December 31, 2021 was $77.5 million.
We mine silica sand from an open pit located approximately two and one-half miles southeast of the processing facility. The mineable material comes exclusively from the St. Peter Sandstone Formation. The current mineable property, the South Ottawa Pit, is situated south of the Illinois River. We use a hybrid combination of mechanical and hydraulic mining methods.
Once the sandstone is drilled and blasted, it is hauled to a location in the pit where it is further processed by hydraulic mining and mixed with water to produce a slurry product for pumping to the processing plant. The processing plant receives the silica sand slurry pumped from the mine. The plant has a maximum daily production capacity of 10,200 tons and operates 24 hours per day. The plant uses wet and dry methods to produce oil and gas products and specialty minerals products. Finished goods are a variety of ground silica products.
The land is subject to easements for roads. A minimum of a 100-ft. wide, "no mining" buffer was designed to be left in place around both sides of a county road that separates the South Ottawa properties. The sand that lies within these areas was excluded from the Ottawa ore reserve calculation.
To operate active mining operations on the property, the Illinois Department of Natural Resources, Department of Mines and Minerals required an approved Land Reclamation Plan. Additional restrictions on the use of lands are included in other permits that are required by various Illinois State agencies to operate the mine and plant. The Ottawa site has secured necessary permits and is operating in compliance with all required licenses, registrations, and permits.
A summary of Ottawa's silica sand mineral reserves as of December 31, 2021 is shown below. For more information on our reserve calculations, please refer to Section 12.0 of the Ottawa TRS.

Ottawa, IL - Summary of Mineral Reserves
	December 31, 2021	December 31, 2020
Reserve Area	Amount(1)(2)(3)	Amount(1)(2)	Amount Change 2021 vs. 2020	Percent Change 2021 vs. 2020
Proven Reserves
Total Proven Reserves	66,926,671	91,172,000	(24,245,329)	(27)%
Probable Reserves
Total Probable Reserves	33,002,024	26,932,000	6,070,024	23%
Total Reserves
Total Reserves(4)	99,928,695	118,104,000	(18,175,305)	(15)%
(1) Ore reserves are stated as "mineable" reserves (after mining losses) and prior to plant processing recovery and sales.
(2) Only one commodity (silica sand) is mined, processed and sold. The end use can result in multiple products based on customer need. Silica sand is sold by the ton, regardless of product type and no "average grade" applies to the mineable reserve.

(3) Pricing data based on 2021 sales data for silica sand of $29.50 per ton. Sales prices are projected to increase at 2% per annum thereafter for the life of mine.
(4) The St. Peter Sandstone occurs as a massive, thick sandstone stratum that is well defined geologically and well understood from historical mining. As such, "reasonable" drill hole spacing in conjunction with mine exposures are used to define Proven Ore. Probable Ore has a more widely spaced drill pattern in the same geologically continuous strata but absent of any mine development exposure.

The decrease from 2021 to 2020 is attributed to depletion by mining of approximately 3.0 million tons and a verified, material downward adjustment of approximately 15.2 million tons resulting from changes in the resource model indicated by Westward's independent re-calculations of the Proven and Probable reserves based on our methods.
Key assumptions and parameters relating to the mineral reserves at the Ottawa site are discussed in Sections 11.0 and 12.0, respectively, of the Ottawa TRS. Only material that can be economically, safely, and legally extracted is contained in these ore reserve estimates. Other key assumptions include the lateral geologic continuity of the ubiquitous St. Peter Sandstone ore strata; ore block model construction criteria; mine design elements (stable pit slope geometries, mining bench height, ground control, pit dewatering, etc.); infrastructure setbacks (from property boundaries, power, natural gas, and other utility lines); and ore quality.
Lovelock, NV - Colado Mine
The Colado site northeast of Lovelock, Nevada is a DE processing operation owned and operated by EP Minerals, LLC, our indirect subsidiary. The site uses DE ore from the open pit Colado mine, soda ash, natural gas, and electricity to manufacture multiple products used as filtration media across many industries including brewing, corn wet milling, oil and gas, wineries, potable water swimming pools and petrochemicals. The Colado Mine Complex is currently in the production phase although there is concurrent exploration in order to replace and expand the reserve base.
The Colado site is located about 19 miles northwest of the town of Lovelock, NV, in west central Pershing County. The mine is accessible by a paved road, the 7 Troughs Rd. (CR 399). Due to the mine site's remote location, there is no official address associated with it. The front entrance to Colado is located at coordinates 40.274948, -118.727916.
The following image is a location map of the Colado site:

Antelope Basin
Liberty
Burro Basin
Horseshoe Basin
Atlantis
Black Butte
Tunnel Hill
Trinity
Explanation
Franco_Nevada
Colado_BLM_Land
EP Minerals LLC
Colado Project
Land Position Summary
0 0.125 0.25 0.5 0.75 1
Miles

The following image is a location map of the Colado site relative to the processing plant in Lovelock, NV:

COLADO MINE
19 MILES
Trinity Peak
Lovelock
TOWN OF LOVELOCK, NV

The Colado site consists of approximately 10,798+/- acres that is a combination of private, state and federal lands as follows: approximately 3,773 acres of owned private land and private leased land, and approximately 7,025 acres of leased Federal land (administered in tandem by the Bureau of Land Management in Winnemucca, NV and Nevada Division of Environmental Protection in Carson City, NV).
We hold land leases with the Franco-Nevada U.S. Corporation and the United States Federal Government. The land lease with Franco-Nevada is for 3,719 acres and is renewed annually. Additionally, we hold 176 mineral claims on federal, Bureau of Land Management land. Of the 176 mineral claims, 146 are active and classified as placer claims. Mineral claims are renewed on an annual basis. The Franco-Nevada U.S. Corporation leases are based on a royalty-type structure that considers the tons of product sold during the lease period and how material used for the product tons sold was mined from each lease area. The leases also include a minimum annual amount to ensure a minimum annual payment to the landowners. The royalty unit values are adjusted based on the Consumer Price Index, a statistical index that is calculated and published annually by the U.S. Bureau of Labor Statistics. As for the Federal land lease, the Bureau of Land Management publishes a mining claim fees schedule on an annual basis.
The Colado site is remote with few improved roads and installed mine-related infrastructure. The site is accessible by roads maintained as private roads and by state roads. Energy is provided primarily by diesel powered equipment. Water requirements are primarily for dust suppression which is supplied by a municipal water source that is trucked by tanker to the Colado site. The only onsite buildings are a maintenance shelter used to service the mine equipment and a small portable office. The existing infrastructure is adequate for current production levels and for the ramp-up of operations to full capacity.
The Colado site was initially commissioned in 1959. We acquired the Colado site in connection with the completion of the acquisition of EP Minerals, LLC in May 2018. Significant exploration had been undertaken by EPM (and affiliates) prior to our acquisition of the property in 2018. We believe that the Colado site’s facility and its operating equipment are maintained in good working condition. The total net book value of the Colado site's real property and fixed assets as of December 31, 2021 was $25.3 million. The total net book value for this site excludes the reserves because during purchase accounting we did not allocate the reserves by site and they are included at the corporate level.

The Colado mine utilizes conventional open pit mining methods averaging approximately 600,000 cubic yards of stockpiled DE production yearly. The quantities of overburden and interburden waste are backfilled into the pit as a part of the mine reclamation plan. The raw ore is delivered by truck to our processing plant northeast of Lovelock approximately 19 miles away. There, the ore is sized and processed according to final product specifications.
No significant encumbrances exist at the mine site. State and federal permits are required to mine the DE. Surface disturbance is permitted as needed in accordance with state regulations. Major modifications to the permit are made as needed. We submitted a major modification application during 2021 to address unpermitted disturbance, reclamation of erosion areas, and proposed expansions for continued DE mining operations. We expect final approval of this application during 2022, however, its pending status does not negatively impact current mine operations.
A summary of Colado's DE mineral reserves as of December 31, 2021 is shown below. For more information on our reserve calculations, please refer to Section 12.0 of the Colado TRS.

Colado Mine, NV - Summary of Mineral Reserves
	December 31, 2021	December 31, 2020
Reserve Area	Amount(1)(2)(3)	Amount(1)(2)	Amount Change 2021 vs. 2020	Percent Change 2021 vs. 2020
Proven Reserves
Total Proven Reserves	1,100,000	2,396,000	(1,296,000)	(54)%
Probable Reserves
Total Probable Reserves(4)	3,361,000	2,298,000	1,063,000	46%
Total Reserves
Total Reserves(5)	4,461,000	4,694,000	(233,000)	(5)%
(1) Ore reserves are stated as "mineable" reserves (after mining losses) and prior to plant processing recovery and sales.
(2) Only one commodity ((diatomaceous earth ("DE")) is mined, processed and sold. The end use can result in multiple products based on customer need. DE is sold by the ton, regardless of product type and no "average grade" applies to the mineable reserve due to the distinctive chemical and physical characteristics needed in each product.

(3) Pricing data based on 2021 sales data for DE is $554.00 per ton. Sales prices are projected to increase at 2% per annum thereafter for the life of mine.
(4) The DE ore at Colado occurs as layered, basin-controlled, lacustrine sedimentary deposits interbedded with volcanic ash deposits. As such, tighter drill hole spacings are required to delineate ore reserves. Proven Ore is defined by drill hole spacings of less than 200-ft. and containing at least 5-ore intercepts. Probable Ore is defined by drill hole spacing of less than 400-ft. and containing at least 3-ore intercepts.

(5) Only ore blocks with P+P reserves greater than 100,000 tons were considered material and are contained in this reserve estimate. P+P reserve blocks not meeting this tonnage threshold are not included in this estimate.

The decrease from 2021 to 2020 is primarily attributed to the exclusion of all small (less than 100,000 tons) non-material Proven and Probable ore blocks.
Key assumptions and parameters relating to the mineral reserves at the Colado site are discussed in Sections 11.0 and 12.0, respectively, of the Colado TRS. Among them are assumptions with respect to geologic continuity of the ore; specific chemical and physical characteristics of the DE deposits; mine design criteria defining safe, efficient and "mineable" geometries (stable pit designs, mining bench height, ground control, economic overburden stripping ratios, haul road design, pit floor design, waste mining and backfill requirements; and ore stockpile management).

Internal Controls Disclosure
The modeling and analysis of our reserves has been developed by our personnel, audited by Westward and reviewed by several levels of internal management. This section summarizes the internal control considerations for our development of estimations, including assumptions, used in resource and reserve analysis and modeling.

When determining resources and reserves, as well as the differences between resources and reserves, management developed specific criteria, each of which must be met to qualify as a resource or reserve, respectively. These criteria, such as demonstration of economic viability, repeatable geologic continuity, and meeting generally accepted quality specifications, are specific and attainable. Westward and our management agree on the reasonableness of the criteria for the purposes of estimating resources and reserves. Calculations using these criteria are reviewed by Westward. For all these sites, Westward's team took a 2-step approach to validate our reserve calculation process: 1) Data Verification - whereby all available exploration, geology and assay data inputs to the block model were independently verified, and 2) Process Verification - whereby an independent geological block model was created using only the verified inputs, standard design criteria, and mining method assumptions to verify the total reserve. All calculations were conducted independently by Westward, then compared to our internal numbers and found to be within acceptable variance.

Estimations and assumptions were developed independently for each material mineral location. All estimates require a combination of historical data, key assumptions and parameters. When possible, resources and data from generally accepted industry sources, such as governmental resource agencies, were used to develop these estimations.

Geographical modeling and mine planning efforts serve as a base assumption for reserve estimates at each location. These outputs have been prepared by both our personnel and third-party consultants, and the methodology is compared to industry best practices. Mine planning decisions, such as mining bench height, execution of mining processes and ground control, are determined and agreed upon by our management. Management adjusts forward-looking models by reference to historic mining results, including reviewing performance versus predicted levels of production from the mineral deposit, and if necessary, re-evaluating mining methodologies if production outcomes were not realized as predicted. Ongoing mining and interrogation of the mineral deposit, coupled with product quality validation pursuant to industry best practices and customer expectations, provides further empirical evidence as to the homogeneity, continuity and characteristics of the mineral resource. Ongoing quality validation of production also provides a means to monitor for any potential changes in ore-body quality.

Management also assesses risks inherent in mineral resource and reserve estimates, such as the accuracy of geological data that is used to support mine planning, identify hazards and inform operations of the presence of mineable deposits. Also, management is aware of risks associated with potential gaps in assessing the completeness of mineral extraction licenses, entitlements or rights, or changes in laws or regulations that could directly impact the ability to assess mineral resources and reserves or impact production levels. Risks inherent in overestimated reserves can impact financial performance when revealed, such as changes in amortization that are based on life of mine estimates. Quarterly, and as part of our SOX compliance guidelines, a review meeting is held with senior leadership from operations, finance, mine planning, and environmental to review the overall ore reserve changes and any potential impacts to our site asset retirement obligations or site financial metrics.

A detailed description of the methodology used to calculate mineral reserves is provided in the TSRs filed as exhibits to this Annual Report.

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
    As a result of the above developments, the filing rate of new claims against us over the past few years has decreased to below pre-2001 levels, and we were named as a defendant in two, one, and one new silicosis cases filed in 2021, 2020 and 2019, respectively. As of December 31, 2021, there were 44 active silica-related product liability claims pending in which U.S. Silica is a defendant. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for our predecessors that cover certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to certain insurance). As a result of a settlement with a former owner and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf.
    The silica-related litigation brought against us to date has not resulted in material liability to us. However, we continue to have silica-related product liability claims filed against us, including claims that allege silica exposure for periods for which we do not have insurance coverage. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, it is not reasonably possible that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations that exceeds the accrual amounts. For more information regarding silica-related litigation, see Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K and Note O - Commitments and Contingencies to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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
Holders of Record
On February 18, 2022, there were 75,028,013 shares of our common stock outstanding, which were held by approximately 26 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of beneficial owners, we are unable to estimate the total number of stockholders represented by these record holders. For additional information related to ownership of our stock by certain beneficial owners and management, refer to Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Annual Report on Form 10-K.
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
The following table presents the total number of shares of our common stock that we purchased during the fourth quarter of 2021, the average price paid per share, the number of shares that we repurchased as part of our share repurchase program, and the approximate dollar value of shares that still could have been repurchased at the end of the applicable fiscal period pursuant to our share repurchase program:

Period	Total Number of Shares Withheld or Forfeited (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2021 - October 31, 2021	102	$9.53	—	$126,540,060
November 1, 2021 - November 30, 2021	6,563	$9.86	—	$126,540,060
December 1, 2021 - December 31, 2021	300,302	$9.14	—	$126,540,060
Total	306,967	$9.16	—

(1)	In May 2018, our Board of Directors authorized and announced the repurchase of up to $200 million of our common stock from time to time on the open market or in privately negotiated transactions. Stock repurchases, if any, will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. As of December 31, 2021, we have repurchased a total of 5,036,139 shares of our common stock at an average price of $14.59.
(2)	Represents shares withheld by U.S. Silica to pay taxes due upon the vesting of employee restricted stock and restricted stock units for the months ended October 31, November 30 and December 31, 2021, respectively.

    We did not repurchase any shares of common stock under our share repurchase program during the three months ended December 31, 2021.

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
The graph below compares the cumulative total shareholder return on our common stock to the cumulative total return on the Russell 3000 index and the Standard and Poor’s SmallCap 600 Energy Sector index, in each case assuming $100 was invested on December 31, 2016 and the reinvestment of all dividends. We elected to include the Standard and Poor’s SmallCap 600 Energy Sector index because this index is used in relative total shareholder return performance share units that we have granted to employees.

Unregistered Sales of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA
[Reserved]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of our financial condition and results of operations should be read together with Item 6. Selected Financial Data, the description of the business appearing in Item 1. Business and the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

    This discussion contains forward-looking statements, as discussed under "Forward-Looking Statements". These statements are based on current expectations and assumptions and are subject to risks and uncertainties. Actual results could differ materially from those discussed in or implied by forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly under "Forward-Looking Statements" and in Item 1A. Risk Factors of this Annual Report on Form 10-K.

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
    During our 122-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 600 diversified product types to customers across our end markets. As of December 31, 2021, we operated 24 production facilities across the United States. We control 487 million tons of reserves of commercial silica, which can be processed to make 194 million tons of finished products that meet API frac sand specifications, and 82 million tons of reserves of diatomaceous earth, perlite, and clays.
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
These events negatively affected, and could continue to negatively affect, our Oil & Gas Proppants segment in the future. The extent to which our business will continue to be affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, including the possibility of a resurgence in cases or new variants to the virus, the rate and effectiveness of vaccinations, additional actions by businesses and governments in response to the pandemic, and consumer sentiment and its effect on oil prices on the global economy generally. In addition, our operations and those of our customers have been negatively affected by global logistical and supply chain constraints related to the pandemic. While we believe these conditions are temporary, prolonged constraints or increased costs related to the transportation of goods could have a material effect on our results of operations. These factors could also aggravate the risk factors identified in Part I, Item IA. Risk Factors of this Annual Report on Form 10-K. However, vaccinations have become more prevalent and businesses are continuing to re-open.
During the three months ended December 31, 2021, frac sand demand, average selling price and tons sold increased sequentially compared to the three months ended September 30, 2021, as summarized below. Sales decreased by 27% or $51.5 million in our Oil & Gas Proppants segment during the three months ended September 30, 2021 compared to the three months ended June 30, 2021 primarily due to shortfall fees recognized in the second quarter which did not recur. Sales increased by 59% or $71.6 million during the three months ended June 30, 2021 compared to the three months ended March 31, 2021 primarily due to approximately $49.0 million of shortfall fees recognized.

in thousands, except per ton data	Three Months Ended				Percentage Change for the Three Months Ended
Oil & Gas Proppants	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2021 vs. September 30, 2021	September 30, 2021 vs. June 30, 2021	June 30, 2021 vs. March 31, 2021
Sales	$158,606	$141,848	$193,298	$121,697	12%	(27)%	59%
Tons Sold	3,096	2,912	3,024	2,577	6%	(4)%	17%
Average Selling Price per Ton	$51.23	$48.71	$63.92	$47.22	5%	(24)%	35%

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
Review of Strategic Alternatives
On October 6, 2021, we announced that we had initiated a review of strategic alternatives for our Industrial & Specialty Products ("ISP") segment to maximize value for shareholders and other stakeholders. We stated that a "range of options are under consideration, including a potential sale or separation of the ISP segment." There can be no assurance the review of strategic alternatives will result in any transaction, and the process of exploring strategic alternatives will involve the dedication of significant resources and the incurrence of significant costs and expenses.
Our Business Strategy
The key drivers of our strategy include:
•increasing our presence and product offerings in specialty products end markets;
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
For additional information about our key business strategies, see the discussion under “Our Company-Our Business Strategy” in Item 1. Business of this Annual Report on Form 10-K..
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
    Our ten largest customers accounted for approximately 40%, 34% and 43% of total sales during the years ended December 31, 2021, 2020 and 2019, respectively. No single customer accounted for more than 10% of our total sales during the years ended December 31, 2021 and 2020. Sales to one of our customers accounted for 11% of our total sales during the year ended December 31, 2019. At December 31, 2021, none of our customers' accounts receivable represented 10% or more of our total trade accounts receivable. At December 31, 2020, one of our customer's accounts receivable represented 24% of our total trade accounts receivable.
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
    As of December 31, 2021, we have eight minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2022 and 2034. As of December 31, 2020, we had 11 minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2021 and 2034. Collectively, sales to customers with minimum purchase supply agreements accounted for 38% and 61% of Oil & Gas Proppants segment sales during the years ended December 31, 2021 and 2020, respectively.
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
    Segment contribution margin is not a measure of our financial performance under GAAP and should not be considered an alternative measure or superior to measures derived in accordance with GAAP. Our measure of segment contribution margin is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation. For more information about segment contribution margin, including a reconciliation of this measure to its most directly comparable GAAP financial measure, net income (loss), see Note U - Segment Reporting to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.
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

    The following table sets forth a reconciliation of net (loss) income, the most directly comparable GAAP financial measure, to Adjusted EBITDA.

(amounts in thousands)	Year ended December 31,
	2021	2020	2019
Net loss attributable to U.S. Silica Holdings, Inc.	$(33,761)	$(114,094)	$(329,082)
Total interest expense, net of interest income	69,173	79,148	92,063
Provision for taxes	(2,755)	(60,025)	(99,151)
Total depreciation, depletion and amortization expenses	161,131	155,568	179,444
EBITDA	193,788	60,597	(156,726)
Non-cash incentive compensation (1)	19,692	15,827	15,906
Post-employment expenses (excluding service costs) (2)	(1,920)	1,729	1,735
Merger and acquisition related expenses (3)	2,961	1,423	32,021
Plant capacity expansion expenses (4)	928	6,149	17,576
Contract termination expenses (5)	—	—	1,882
Goodwill and other asset impairments (6)	202	110,688	363,847
Business optimization projects (7)	105	67	55
Facility closure costs (8)	1,347	7,093	12,718
Gain on valuation change of royalty note payable (9)	—	(8,263)	(16,854)
Other adjustments allowable under the Credit Agreement (10)	6,372	8,612	14,165
Adjusted EBITDA	$223,475	$203,922	$286,325

(1)	Reflects equity-based, non-cash compensation expense.
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

(6)
See Note W - Impairments to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information. While these expenses are not operational in nature and are not expected to continue for any singular event on an ongoing basis, similar types of expenses have occurred in prior periods and may recur in the future.

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

(10)	Reflects miscellaneous adjustments permitted under the Credit Agreement. For 2021, included $3.4 million of transload shortfall and exit fees, $2.1 million related to expenses incurred with severe winter storms during the first quarter, $0.7 million of costs related to a power interruption at a plant location, partially offset by $0.1 million for a measurement period adjustment related to the Arrows Up bargain purchase. For 2020, included $1.6 million in transload shortfalls and exit fees, $4.6 million in inventory adjustments, $6.0 million in severance costs, and $11.8 million in legal expense due to the unsuccessful defense of a small number of our patents, offset by $15.2 million related to the gain attributable to the bargain purchase of Arrows Up. For 2019, included $6.2 million of loss contingencies reserve as well as restructuring costs for actions that will provide future savings, storm damage costs, recruiting fees, relocation costs and a loss on sale of assets, partially offset by insurance proceeds of $2.2 million.

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
    As of December 31, 2021, we are in compliance with all covenants under our Credit Facility, and our Revolver usage was zero (other than certain undrawn letters of credit). Since the Revolver usage did not exceed 30% of the Revolver commitment, the consolidated leverage ratio covenant did not apply. Based on our consolidated leverage ratio of 5.41:1.00 as of December 31, 2021, we may draw up to $30.0 million without the consent of our lenders. With the consent of our lenders, we have access to the full availability of the Revolver. The calculation of the consolidated leverage ratio incorporates the Adjusted EBITDA-trailing twelve months as follows:

(All amounts in thousands)	December 31, 2021

Total debt	$1,207,874
Finance leases	3,546
Total consolidated debt	$1,211,420

Adjusted EBITDA-trailing twelve months	$223,475
Pro forma Adjusted EBITDA including impact of acquisitions (1)	—
Other adjustments for covenant calculation (2)	253
Total Adjusted EBITDA-trailing twelve months for covenant calculation	$223,728

Consolidated leverage ratio(3)	5.41

(1)	Covenant calculation allows for the Adjusted EBITDA-trailing twelve months to include the impact of acquisitions on a pro forma basis.
(2)	Covenant calculation excludes activity at legal entities above the operating company, which is mainly interest income offset by public company operating expenses.
(3)	Calculated by dividing Total consolidated debt by Total Adjusted EBITDA-trailing twelve months for covenant calculation.

Results of Operations for the Years Ended December 31, 2021 and 2020

This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Sales

(In thousands except per ton data)	Year ended December 31,		Percent Change
	2021	2020	2021 vs. 2020
Sales:
Oil & Gas Proppants	$615,448	$414,897	48%
Industrial & Specialty Products	488,431	430,988	13%
Total sales	$1,103,879	$845,885	30%
Tons:
Oil & Gas Proppants	11,610	7,496	55%
Industrial & Specialty Products	4,227	3,634	16%
Total Tons	15,837	11,130	42%
Average Selling Price per Ton:
Oil & Gas Proppants	$53.01	$55.35	(4)%
Industrial & Specialty Products	115.55	118.60	(3)%
Overall Average Selling Price per Ton	$69.70	$76.00	(8)%
    Total sales increased 30% for the year ended December 31, 2021 compared to the year ended December 31, 2020, driven by a 42% increase in total tons sold, partially offset by an 8% decrease in overall average selling price.
    The increase in total sales was mainly driven by Oil & Gas Proppants sales, which increased 48% for the year ended December 31, 2021 compared to the year ended December 31, 2020. Oil & Gas Proppants average selling price decreased 4% and tons sold increased 55%. This overall increase is due to overall improved economic conditions in addition to recognition of approximately $49.0 million of shortfall fees during the second quarter.
    The increase in total sales was also partially driven by Industrial & Specialty Products sales, which increased 13% for the year ended December 31, 2021 compared to the year ended December 31, 2020. Industrial & Specialty Products average selling price decreased 3% and tons sold increased 16%. The overall increase is due to overall improved economic conditions.
    Cost of Sales (excluding depreciation, depletion and amortization)
    Cost of sales increased by $219.9 million, or 38%, to $795.0 million for the year ended December 31, 2021 compared to $575.1 million for the year ended December 31, 2020. These changes result from the main components of cost of sales as discussed below. As a percentage of sales, cost of sales represented 72% for the year ended December 31, 2021 compared to 68% for the same period in 2020.
    We incurred $351.6 million and $191.0 million of transportation and related costs for the years ended December 31, 2021 and 2020, respectively. The increase was mainly due to increased volumes, increased carrier costs for SandBox and increased rail car and barge rates. As a percentage of sales, transportation and related costs increased to 32% for the year ended December 31, 2021 compared to 23% for the same period in 2020.
    We incurred $148.0 million and $117.3 million of operating labor costs for the years ended December 31, 2021 and 2020, respectively. The $30.7 million increase in labor costs incurred was mainly due to increased headcount to support increased production and cost of living and merit increases. As a percentage of sales, operating labor costs represented 13% for the year ended December 31, 2021 compared to 14% for the same period in 2020.
    We incurred $56.2 million and $33.6 million of electricity and drying fuel (principally natural gas) costs for the years ended December 31, 2021 and 2020, respectively. The $22.6 million increase in electricity and drying fuel costs incurred was mainly due to increased volumes produced and increased natural gas prices. As a percentage of sales, electricity and drying fuel costs represented 5% for the year ended December 31, 2021 compared to 4% for the same period in 2020.
    We incurred $66.0 million and $46.3 million of maintenance and repair costs for the years ended December 31, 2021 and 2020, respectively. The increase in maintenance and repair costs incurred was mainly due to an increase in maintenance projects as production increased. As a percentage of sales, maintenance and repair costs represented 6% for the year ended December 31, 2021 compared to 5% for the same period in 2020.
    Segment Contribution Margin
    Oil & Gas Proppants contribution margin increased by $18.1 million to $160.1 million for the year ended December 31, 2021 compared to $142.0 million for the year ended December 31, 2020, driven by a $200.6 million increase in sales, partially offset by $182.5 million in increased cost of sales. The increase in segment contribution margin was mainly driven by increased production, overall improved economic conditions, and recognition of shortfall fees.
    Industrial & Specialty Products contribution margin increased by $9.3 million, or 6%, to $168.5 million for the year ended December 31, 2021 compared to $159.2 million for the year ended December 31, 2020, driven by a $57.4 million increase in revenue, partially offset by $48.1 million in increased cost of sales. The increase in segment contribution margin was due to overall improved economic conditions.
Selling, General and Administrative Expenses
    Selling, general and administrative expenses decreased by $4.6 million, or 4%, to $119.6 million for the year ended December 31, 2021 compared to $124.2 million for the year ended December 31, 2020. The decrease was primarily due to $11.8 million of capitalized legal fees expensed during 2020, which did not recur during 2021, partially offset by increased stock compensation and other legal fees. In total, our selling, general and administrative expenses represented approximately 11% and 15% of our sales for the years ended December 31, 2021 and 2020, respectively.
    Depreciation, Depletion and Amortization
    Depreciation, depletion and amortization expense increased by $5.5 million, or 4%, to $161.1 million for the year ended December 31, 2021 compared to $155.6 million for the year ended December 31, 2020. The increase was mainly driven by accelerated depreciation of certain assets offset by reduced capital spending. Depreciation, depletion and amortization expense represented approximately 15% and 18% of our sales for the years ended December 31, 2021 and 2020, respectively.
Goodwill and Other Asset Impairments
    During the year ended December 31, 2021, we recorded $0.2 million in asset impairments. During 2020, we recorded $110.7 million, which primarily related to our Oil & Gas Proppants segment due to an unprecedented drop in global demand combined with the breakdown of the OPEC+ agreement to restrict oil production that led to one of the largest annual crude builds in history, which also led to a sharp reduction in global crude oil prices. Additionally, containment measures and other economic, travel, and business disruptions caused by COVID-19 also affected refinery activity and future demand for crude oil, and consequently, the services and products of our Oil & Gas Proppants segment.
Operating Income (Loss)
    Operating income was $27.9 million for the year ended December 31, 2021 compared to an operating loss of $119.6 million for the year ended December 31, 2020. The increase was driven by a 30% increase in total sales, a 4% decrease in selling, general and administrative expense, and a 100% decrease in asset impairments, offset by a 4% increase in depreciation, depletion and amortization expense and a 38% increase in cost of sales.
    Interest Expense
    Interest expense decreased by $8.7 million, or 11%, to $71.2 million for the year ended December 31, 2021 compared to $79.9 million for the year ended December 31, 2020, mainly due to expiration of the derivatives and a decrease in interest expense due to payoff of the Revolver balance.
    Other Income (Expense), net, including interest income
    Other income decreased by $18.3 million to $6.1 million for the year ended December 31, 2021 compared to $24.4 million in other income for the year ended December 31, 2020. The year ended December 31, 2020 included a gain attributable to the bargain purchase of a business of $15.2 million and a gain on the valuation change of a royalty note payable of $8.3 million which did not recur in 2021, offset by an adjustment in non-service pension costs in 2021.
    Provision for Income Taxes
    Our income tax benefits decreased by $57.2 million to $2.8 million for the year ended December 31, 2021 compared to $60.0 million for the year ended December 31, 2020. The decrease was mainly due to the decreased loss before income tax during the year ended December 31, 2021. The effective tax rates were 7% and 34% for the years ended December 31, 2021 and 2020, respectively. See Note R - Income Taxes to our Consolidated Financial Statements in Part II, Item 8. of this Annual report on Form 10-K for more information.
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
Net (loss) income
    Net losses attributable to U.S. Silica Holdings, Inc., were $33.8 million and $114.1 million for the years ended December 31, 2021 and 2020, respectively. The year over year changes were due to the factors noted above.

Liquidity and Capital Resources

This section of this Annual Report on Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which is incorporated by reference herein.
Overview
    Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to return cash to our stockholders, and to pay for acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through cash on hand, borrowings under our credit facilities, or equity issuances. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of December 31, 2021, our working capital was $370.0 million and we had $77.8 million of availability under the Revolver. Based on our consolidated leverage ratio of 5.41:1.00 as of December 31, 2021, we may draw up to $30.0 million without the consent of our lenders. With the consent of our lenders, we have access to the full availability of the Revolver. Additionally, as of December 31, 2021, other receivables included $21.5 million of refunds related to NOL carryback claims filed for various tax years in accordance with certain provisions of the Coronavirus Aid, Relief and Economic Security Act ("CARES" Act), which we expect to receive during 2022.
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
Net Debt (non-GAAP measure)
Net debt is a non-GAAP measure and is included in this report because we believe net debt is meaningful to investors as we consider net debt and its components to be important indicators of liquidity and financial position. Net debt may not be computed the same as similarly titled measures used by other companies. We define net debt as total debt less cash and cash equivalents. Net debt should not be considered as an alternative or superior to other performance measures derived in accordance with GAAP. The following table provides net debt (in thousands):

	December 31, 2021	December 31, 2020
Total Debt	$1,211,420	$1,239,702
Less:
Cash and cash equivalents	239,425	150,920
Net Debt	$971,995	$1,088,782

Total Debt:
Total debt was $1.21 billion and $1.24 billion as of December 31, 2021 and 2020, respectively. The decrease was primarily due to the payoff of the Revolver balance and principal payments of the Term Loan, offset partially by increases in insurance financing notes payable and finance leases.
Cash and Cash Equivalents:
Cash and cash equivalents were $239.4 million and $150.9 million as of December 31, 2021 and 2020, respectively. The increase was primarily due to receipt of $90 million during the second and third quarters of 2021 related to the settlement of a customer dispute.
Cash Flow Analysis
    A summary of operating, investing and financing activities (in thousands) is shown in the following table:

	Year ended December 31,
	2021	2020	2019
Net cash provided by (used in):
Operating activities	$169,347	$(3,403)	$147,809
Investing activities	(29,856)	(27,564)	(120,393)
Financing activities	(50,986)	(3,853)	(44,174)
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
    Net cash provided by operating activities was $169.3 million for the year ended December 31, 2021. This was mainly due to a $34.3 million net loss adjusted for non-cash items, including $161.1 million in depreciation, depletion and amortization, $0.2 million in goodwill and other asset impairments, $7.5 million in deferred income taxes, $18.8 million in equity-based compensation, $18.2 million in deferred revenue, $0.1 million related to the gain on sales of property, plant and equipment, and $34.3 million in other miscellaneous non-cash items. Also contributing to the change was a $5.0 million decrease in accounts receivable, an $11.0 million increase in inventories, a $12.4 million decrease in prepaid expenses and other current assets, a $1.8 million decrease in income taxes, a $48.7 million increase in accounts payable and accrued liabilities, a $24.5 million increase in operating lease liabilities, and $17.4 million in other operating assets and liabilities.
    Net Cash Used in / Provided by Investing Activities
    Investing activities consist primarily of cash consideration paid to acquire businesses and capital expenditures for growth and maintenance.
    Net cash used in investing activities was $29.9 million for the year ended December 31, 2021. This was mainly due to capital expenditures of $30.3 million and capitalized intellectual property costs of $0.2 million, partially offset by proceeds from the sale of property, plant and equipment of $0.7 million. Capital expenditures for the year ended December 31, 2021 were primarily related to improvements and expansions at our industrial facility in Millen, Georgia, equipment associated with new aggregate production, facility improvement and maintenance projects, and other environmental and health and safety projects.
    Subject to our continuing evaluation of market conditions, we anticipate that our capital expenditures in 2022 will be in the range of approximately $40 million to $60 million, which is primarily associated with maintenance, cost improvement capital projects and various growth projects. We expect to fund our capital expenditures through cash on our balance sheet, cash generated from our operations and cash generated from financing activities.
    Net Cash Used in / Provided by Financing Activities
    Financing activities consist primarily of equity issuances, dividend payments, share repurchases, borrowings and repayments related to the Revolver and Term Loan, as well as fees and expenses paid in connection with our credit facilities.

    Net cash used in financing activities was $51.0 million for the year ended December 31, 2021. This was mainly due to a $25.0 million payoff of our Revolver, $12.8 million of long-term debt payments, $6.4 million of short term debt payments, $5.0 million of tax payments related to shares withheld for vested restricted stock and stock units, and a $1.1 million distribution to a non-controlling interest.
Share Repurchase Program
We did not make any repurchases of our common stock under our stock repurchase program in 2021. See Purchase of Equity Securities by the Issuer in Part II, Item 5. to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for information related to our share repurchase program.
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

Contractual Obligations
As of December 31, 2021, the total of our future contractual cash commitments, including the repayment of our debt obligations under the Term Loan, is summarized as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(amounts in thousands)
Principal payments on long-term debt(1)	$1,222,000	$12,800	$25,600	$1,183,600	$—
Estimated interest payments on long-term debt(4)	231,592	61,829	140,553	29,210	—
Retirement plans	98,955	10,745	21,107	20,399	46,704
Finance lease obligations (5)	3,848	1,209	1,963	676	—
Operating lease obligations(5)	111,235	20,128	36,330	24,135	30,642
Minimum purchase obligations(2)	45,202	15,065	15,783	5,066	9,288
Total Contractual Cash Obligations(3):	$1,712,832	$121,776	$241,336	$1,263,086	$86,634

(1)Excludes the unamortized debt issuance costs and original issue discount.
(2)Includes estimated future minimum purchase obligations related to transload service agreements and transportation service agreements. As of December 31, 2021, we accrued $0.5 million in shortfall fees under these service agreements.
(3)The above table excludes discounted asset retirement obligations in the amount of $32.0 million at December 31, 2021, the majority of which have a settlement date beyond 2026, as well as indemnification for surety bonds issued on our behalf discussed in Note O - Commitments and Contingencies to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
(4)Estimated interest payment amounts are computed using forecasted three-month LIBOR rates as of December 31, 2021.
(5)Includes interest and other operating costs. See Note Q - Leases to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information on interest costs.
Environmental Matters
    We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but we cannot estimate or predict the full amount of such future expenditures. As of December 31, 2021, we had $32.0 million accrued for future reclamation costs, as compared to $24.7 million as of December 31, 2020.
    We discuss certain environmental matters relating to our various production and other facilities, certain regulatory requirements relating to human exposure to crystalline silica and our mining activity and how such matters may affect our business in the future under Item 1. Business, Item 1A. Risk Factors and Item 3. Legal Proceedings of this Annual Report on Form 10-K.
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
Goodwill and Other Intangible Assets and Related Impairment
Our intangible assets consist of goodwill, which is not amortized, indefinite-lived intangibles, which consist of certain trade names that are not subject to amortization, intellectual property and customer relationships.
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
A trade name is a legally protected trade or similar mark. Acquired trade names are valued using an income method approach, generally the relief-from-royalty valuation method. The method uses a royalty rate based on comparable marketplace royalty agreements for similar types of trade names and applies it to the after-tax discounted free cash flow attributed to the trade name. The discount rate used is based on an estimated weighted average cost of capital and the anticipated risk for intangible assets. The valued trade names have an indefinite life based on our plans and expectations for the trade names going forward and are reviewed for impairment annually, or more frequently when indicators of impairment exist.
Intellectual property and technology (“IP”) is a design, work or invention that is the result of creativity to which one has ownership rights that may be protected through a patent, copyright, trademark or service mark. IP is valued using the relief-from-royalty valuation method. The method uses a royalty rate based on comparable marketplace royalty agreements for similar types of IP and applies it to the after-tax discounted free cash flow attributed to the IP. The discount rate used is based on an estimated weighted average cost of capital and the anticipated risk for intangible assets. The IP is amortized following the pattern in which the expected benefits will be consumed or otherwise used up over each component’s useful life, based on our plans and expectations for the IP going forward, which is generally the underlying IP’s legal expiration dates. IP is reviewed for impairment annually, or more frequently when indicators of impairment exist.
Customer relationships are intangible assets that consist of historical and factual information about customers and contacts collected from repeat transactions with customers, with or without any underlying contracts. The information is generally organized as customer lists or customer databases. We have the expectation of repeat patronage from these customers based on the customers’ historical purchase activity, which creates the intrinsic value over a finite period of time and translates into the expectation of future revenue, income, and cash flow. Customer relationships are valued using projected operating income, adjusted for estimated future existing customer growth less estimated future customer attrition, net of charges for net tangible assets, IP charge, trade name charge and work force. The concluded value is the after-tax discounted free cash flow. Customer relationships are reviewed for impairment annually, or more frequently when indicators of impairment exist.
Income Taxes
Deferred taxes are recognized on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. This approach requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based upon the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the expenses are expected to reverse. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
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
Market Risk
We are exposed to certain market risks, which exist as a part of our ongoing business operations. Such risks arise from adverse changes in market rates, prices and conditions. We address such market risks in “Recent Trends and Outlook” and "How We Generate Our Sales" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K of this Annual Report on Form 10-K.
Interest Rate Risk
We are exposed to interest rate risk arising from adverse changes in interest rates. As of December 31, 2021, we had $1.222 billion of debt outstanding under the Credit Agreement. Assuming LIBOR is greater than the 1.0% minimum base rate on the Term Loan, a hypothetical increase in interest rates by 1.0% would have changed our interest expense by $12.2 million per year.
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

The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:
U.S. SILICA HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
U.S. Silica Holdings, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of U.S. Silica Holdings Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2022 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters
Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2004.
Houston, Texas
February 25, 2022

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$239,425	$150,920
Accounts receivable, net	202,759	206,934
Inventories, net	115,713	104,684
Prepaid expenses and other current assets	18,018	23,147
Income tax deposits	—	628
Total current assets	575,915	486,313
Property, plant and mine development, net	1,258,646	1,368,092
Lease right-of-use assets	42,241	37,469
Goodwill	185,649	185,649
Intangible assets, net	150,054	159,582
Other assets	7,095	9,842
Total assets	$2,219,600	$2,246,947
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$167,670	$121,920
Current portion of operating lease liabilities	14,469	17,388
Current portion of long-term debt	18,285	42,042
Current portion of deferred revenue	4,247	13,545
Income tax payable	1,200	—
Total current liabilities	205,871	194,895
Long-term debt, net	1,193,135	1,197,660
Deferred revenue	16,494	20,147
Liability for pension and other post-retirement benefits	32,935	48,169
Deferred income taxes, net	44,774	49,386
Operating lease liabilities	75,130	76,361
Other long-term obligations	37,178	33,538
Total liabilities	1,605,517	1,620,156
Commitments and Contingencies (Note O)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; zero issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 84,746,194 issued and 75,033,352 outstanding at December 31, 2021; 83,143,176 issued and 73,986,566 outstanding at December 31, 2020	845	827
Additional paid-in capital	1,218,575	1,200,023
Retained deficit	(429,260)	(395,496)
Treasury stock, at cost, 9,712,842 and 9,156,610 shares at December 31, 2021 and 2020, respectively	(186,294)	(181,615)
Accumulated other comprehensive income (loss)	349	(8,479)
Total U.S. Silica Holdings, Inc. stockholders’ equity	604,215	615,260
Non-controlling interest	9,868	11,531
Total stockholders' equity	614,083	626,791
Total liabilities and stockholders’ equity	$2,219,600	$2,246,947
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Sales:
Product	$896,203	$732,187	$1,168,472
Service	207,676	113,698	306,005
Total sales	1,103,879	845,885	1,474,477
Cost of sales (excluding depreciation, depletion and amortization):
Product	633,857	486,982	900,091
Service	161,126	88,088	233,202
Total cost of sales (excluding depreciation, depletion and amortization)	794,983	575,070	1,133,293
Operating expenses:
Selling, general and administrative	119,628	124,171	150,848
Depreciation, depletion and amortization	161,131	155,568	179,444
Goodwill and other asset impairments	202	110,688	363,847
Total operating expenses	280,961	390,427	694,139
Operating income (loss)	27,935	(119,612)	(352,955)
Other (expense) income:
Interest expense	(71,157)	(79,885)	(95,472)
Other income, net, including interest income	6,146	24,350	19,519
Total other expense	(65,011)	(55,535)	(75,953)
Loss before income taxes	(37,076)	(175,147)	(428,908)
Income tax benefit	2,755	60,025	99,151
Net loss	$(34,321)	$(115,122)	$(329,757)
Less: Net loss attributable to non-controlling interest	(560)	(1,028)	(675)
Net loss attributable to U.S. Silica Holdings, Inc.	$(33,761)	$(114,094)	$(329,082)
Loss per share attributable to U.S. Silica Holdings, Inc.:
Basic	$(0.45)	$(1.55)	$(4.49)
Diluted	$(0.45)	$(1.55)	$(4.49)
Weighted average shares outstanding:
Basic	74,350	73,634	73,253
Diluted	74,350	73,634	73,253
Dividends declared per share	$—	$0.02	$0.25
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(34,321)	$(115,122)	$(329,757)
Other comprehensive (loss) income:
Unrealized gain (loss) on derivatives (net of tax of $—, $973, and $(456) for 2021, 2020, and 2019, respectively)	—	3,053	(1,432)
Foreign currency translation adjustment (net of tax of $(309), $444, and $(60) for 2021, 2020 and 2019, respectively)	(1,000)	1,391	(188)
Pension and other post-retirement benefits liability adjustments (net of tax of $3,131, $2,207, and $(1,024) for 2021, 2020 and 2019, respectively)	9,828	6,931	(3,214)
Comprehensive loss	$(25,493)	$(103,747)	$(334,591)
Less: Comprehensive loss attributable to non-controlling interest	(560)	(1,028)	(675)
Comprehensive loss attributable to U.S. Silica Holdings, Inc.	$(24,933)	$(102,719)	$(333,916)
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Total U.S. Silica Holdings Inc., Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2019	$818	$(178,215)	$1,169,383	$67,854	$(15,020)	$1,044,820	$7,484	$1,052,304
Net loss	—	—	—	(329,082)	—	(329,082)	(675)	(329,757)
Unrealized loss on derivatives	—	—	—	—	(1,432)	(1,432)	—	(1,432)
Foreign currency translation adjustment	—	—	—	—	(188)	(188)	—	(188)
Pension and post-retirement liability	—	—	—	—	(3,214)	(3,214)	—	(3,214)
Cash dividend declared ($0.25 per share)	—	—	—	(18,728)	—	(18,728)	—	(18,728)
Contributions from non-controlling interest	—	—	—	—	—	—	4,554	4,554
Common stock-based compensation plans activity:
Equity-based compensation	—	—	15,906	—	—	15,906	—	15,906
Proceeds from options exercised	—	296	(168)	—	—	128	—	128
Shares withheld for tax payments related to vested restricted stock and stock units	5	(2,993)	(5)	—	—	(2,993)	—	(2,993)
Balance at December 31, 2019	823	(180,912)	1,185,116	(279,956)	(19,854)	705,217	11,363	716,580
Net loss	—	—	—	(114,094)	—	(114,094)	(1,028)	(115,122)
Unrealized gain on derivatives	—	—	—	—	3,053	3,053	—	3,053
Foreign currency translation adjustment	—	—	—	—	1,391	1,391	—	1,391
Pension and post-retirement liability	—	—	—	—	6,931	6,931	—	6,931
Cash dividend declared ($0.02 per share)	—	—	—	(1,446)	—	(1,446)	—	(1,446)
Contributions from non-controlling interest	—	—	—	—	—	—	1,196	1,196
Common stock-based compensation plans activity:
Equity-based compensation	—	—	14,911	—	—	14,911	—	14,911
Shares withheld for tax payments related to vested restricted stock and stock units	4	(703)	(4)	—	—	(703)	—	(703)
Balance at December 31, 2020	827	(181,615)	1,200,023	(395,496)	(8,479)	615,260	11,531	626,791
Net loss	—	—	—	(33,761)	—	(33,761)	(560)	(34,321)
Foreign currency translation adjustment	—	—	—	—	(1,000)	(1,000)	—	(1,000)
Pension and post-retirement liability	—	—	—	—	9,828	9,828	—	9,828

Cash dividends	—	—	—	(3)	—	(3)	—	(3)
Distributions to non-controlling interest	—	—	—	—	—	—	(1,103)	(1,103)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	18,809	—	—	18,809	—	18,809
Proceeds from options exercised	—	344	(239)	—	—	105	—	105
Shares withheld for tax payments related to vested restricted stock and stock units	18	(5,023)	(18)	—	—	(5,023)	—	(5,023)
Balance at December 31, 2021	$845	$(186,294)	$1,218,575	$(429,260)	$349	$604,215	$9,868	$614,083
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net loss	$(34,321)	$(115,122)	$(329,757)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	161,131	155,568	179,444
Goodwill and other asset impairments	202	110,688	363,847
Debt issuance amortization	5,059	5,131	5,597
Original issue discount amortization	1,026	1,036	1,053
Gain on valuation change of royalty note payable	—	(8,263)	(16,854)
Inventory step-up adjustments	—	—	22,373
Deferred income taxes	(7,493)	(61,805)	(101,682)
Deferred revenue	(18,158)	(23,569)	(74,910)
(Gain) loss on disposal of property, plant and equipment	(131)	(2,597)	1,573
Equity-based compensation	18,809	14,911	15,906
Allowance for credit losses, net of recoveries	(455)	1,510	3,466
Gain on remeasurement of leases	—	(24,056)	—
Other	28,632	23,146	(12,042)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	5,026	48,441	33,837
Inventories	(11,029)	15,245	11,182
Prepaid expenses and other current assets	12,371	980	12,310
Income taxes	1,828	(153)	1,725
Accounts payable and accrued expenses	48,709	(86,734)	21,024
Short-term and long-term obligations-vendor incentives	—	—	4,021
Operating lease liabilities	(24,451)	(62,140)	(75,352)
Liability for pension and other post-retirement benefits	(15,341)	(11,941)	2,734
Other noncurrent assets and liabilities	(2,067)	16,321	78,314
Net cash provided by (used in) operating activities	169,347	(3,403)	147,809
Investing activities:
Capital expenditures	(30,307)	(34,461)	(118,357)
Capitalized intellectual property costs	(210)	(456)	(3,932)
Proceeds from sale of property, plant and equipment	661	7,353	1,896
Net cash used in investing activities	(29,856)	(27,564)	(120,393)
Financing activities:
Dividends paid	(26)	(6,185)	(18,592)
Proceeds from options exercised	105	—	128
Tax payments related to shares withheld for vested restricted stock and stock units	(5,023)	(703)	(2,993)
(Payments on) proceeds from draw down on the Revolver	(25,000)	25,000	—
Payments on short-term debt	(6,398)	(7,131)	(3,763)
Payments on long-term debt	(12,800)	(15,985)	(23,449)
(Distributions to) contributions from non-controlling interest	(1,103)	1,196	4,554
Principal payments on finance lease obligations	(741)	(45)	(59)
Net cash used in financing activities	(50,986)	(3,853)	(44,174)
Net increase (decrease) in cash and cash equivalents	88,505	(34,820)	(16,758)
Cash and cash equivalents, beginning of period	150,920	185,740	202,498
Cash and cash equivalents, end of period	$239,425	$150,920	$185,740

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$64,650	$73,695	$87,286
Taxes, net of refunds	$(12,994)	$(39,908)	$(14,741)
Non-cash Items:
Net assets assumed in business acquisition	$68	$8,241	$—
Accrued capital expenditures	$1,196	$26,136	$27,646
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—ORGANIZATION
U.S. Silica Holdings, Inc. (“Holdings,” and together with its subsidiaries “we,” “us” or the “Company”) is a global performance materials company and a leading producer of commercial silica used in the oil and gas industry and in a wide range of industrial applications. In addition, through our subsidiary EP Minerals, LLC ("EPM") we are an industry leader in the production of industrial minerals, including diatomaceous earth, clay (calcium bentonite and calcium montmorillonite) and perlite. During our 122-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver products to customers across our end markets. Our operations are organized into two reportable segments based on end markets served: (1) Oil & Gas Proppants and (2) Industrial & Specialty Products. See Note U - Segment Reporting for more information on our reportable segments.

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
Accounts Receivable
The majority of our accounts receivable are due from companies in the oil and natural gas drilling, building and construction products, filler and extenders, filtration, glass, absorbents, sports and recreation, foundry and other major industries. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are stated at amounts due from customers net of allowance for credit losses. Accounts outstanding longer than the payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation to us and the condition of the general economy and the industry as a whole. Ongoing credit evaluations are performed. We write-off accounts receivable when they are deemed uncollectible, and payments subsequently received on such receivables are credited to the allowance for credit losses. See Note F - Accounts Receivable and Note S - Revenue.
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
Goodwill and Other Intangible Assets and Related Impairment
Our intangible assets consist of goodwill, which is not amortized, indefinite-lived intangibles, which consist of certain trade names that are not subject to amortization, intellectual property and customer relationships. Intellectual property mainly consists of patents and technology, and it is amortized on a straight-line basis over an average useful life of 15 years. Customer relationships are amortized on a straight-line basis over their useful life of 13 - 20 years. Intangible assets that are amortized are reviewed for impairment annually, or more frequently when indicators of impairment exist.
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

A trade name is a legally protected trade or similar mark. Acquired trade names are valued using an income method approach, generally the relief-from-royalty valuation method. The method uses a royalty rate based on comparable marketplace royalty agreements for similar types of trade names and applies it to the after-tax discounted free cash flow attributed to the trade name. The discount rate used is based on an estimated weighted average cost of capital and the anticipated risk for intangible assets. The valued trade names have an indefinite life based on our plans and expectations for the trade names going forward and are reviewed for impairment annually, or more frequently when indicators of impairment exist.
Intellectual property and technology (“IP”) is a design, work or invention that is the result of creativity to which one has ownership rights that may be protected through a patent, copyright, trademark or service mark. IP is valued using the relief-from-royalty valuation method. The method uses a royalty rate based on comparable marketplace royalty agreements for similar types of IP and applies it to the after-tax discounted free cash flow attributed to the IP. The discount rate used is based on an estimated weighted average cost of capital and the anticipated risk for intangible assets. The IP is amortized following the pattern in which the expected benefits will be consumed or otherwise used up over each component’s useful life, based on our plans and expectations for the IP going forward, which is generally the underlying IP’s legal expiration dates. IP is reviewed for impairment annually, or more frequently when indicators of impairment exist.
Customer relationships are intangible assets that consist of historical and factual information about customers and contacts collected from repeat transactions with customers, with or without any underlying contracts. The information is generally organized as customer lists or customer databases. We have the expectation of repeat patronage from these customers based on the customers’ historical purchase activity, which creates the intrinsic value over a finite period of time and translates into the expectation of future revenue, income, and cash flow. Customer relationships are valued using projected operating income, adjusted for estimated future existing customer growth less estimated future customer attrition, net of charges for net tangible assets, IP charge, trade name charge and work force. The concluded value is the after-tax discounted free cash flow. Customer relationships are reviewed for impairment annually, or more frequently when indicators of impairment exist.
See Note I - Goodwill and Intangible Assets.

Leases

We lease railroad cars, office space, mining property, mining/processing equipment, and transportation and other equipment. Operating leases are included in lease right-of-use (“ROU”) assets, current portion of operating lease liabilities, and operating lease liabilities in our consolidated balance sheets. Finance leases are included in lease right-of-use assets, current portion of long-term debt, and long-term debt in our consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The ROU assets also include any lease payments made at or before the commencement date of the lease and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, the latter of which are generally accounted for separately. See Note Q - Leases.
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
For a limited number of customers, we sell under long-term, minimum purchase supply agreements. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge and that our customers will pay for each product. Prices under these agreements are generally fixed and subject to certain contractual adjustments. Sometimes these agreements may undergo negotiations regarding pricing and volume requirements, which may often occur in volatile market conditions. While these negotiations continue, we may deliver product at prices or at volumes below the requirements in our existing supply agreements. An executed order specifying the type and quantity of product to be delivered, in combination with the noted agreements, comprise our contracts in these arrangements.
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
See Note S - Revenue.
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
Debt Issuance Costs
We defer costs directly associated with acquiring third-party financing, primarily loan origination costs and related professional expenses. Debt issuance costs are deferred and amortized using the effective interest rate method over the term of our senior secured Term Loan facility and the straight-line method for our Revolver facility. Debt issuance costs related to long-term debt are reflected as a direct deduction from the carrying amount of the debt. Amortization included in interest expense was $5.1 million for the year ended December 31, 2021, and $5.1 million and $5.6 million for the years ended December 31, 2020 and 2019. See Note K - Debt.
Employee Benefit Plans
We provide a range of benefits to our employees and retired employees, including pensions and post-retirement healthcare and life insurance benefits. We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions, including discount rates, assumed rates of returns, compensation increases, turnover rates, mortality tables, and healthcare cost trend rates. We review the actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As required by U.S. generally accepted accounting principles, the effect of the modifications is generally recorded or amortized over future periods. We believe that the assumptions utilized in recording our obligations under the plans are reasonable based on advice from our actuaries and information as to assumptions used by other employers. See Note P - Pension and Post-Retirement Benefits.
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
Self-Insurance
We are self-insured for various levels of employee health insurance coverage, workers’ compensation and third-party product liability claims alleging occupational disease. We purchase insurance coverage for claim amounts which exceed our self-insured retentions. Depending on the type of insurance, these self-insured retentions range from $0.1 million to $0.5 million per occurrence. Our insurance reserves are accrued based on estimates of the ultimate cost of claims expected to occur during the covered period. These estimates are prepared with the assistance of outside actuaries and consultants. Our actuaries periodically review the volume and amount of claims activity, and based upon their findings, we adjust our insurance reserves accordingly. The ultimate cost of claims for a covered period may differ from our original estimates. The current portion of our self-insurance reserves is included in accrued liabilities and the non-current portion is included in other long-term obligations in our Balance Sheets. As of December 31, 2021 and 2020, our self-insurance reserves totaled $5.8 million and $6.2 million, respectively, of which $2.1 million and $2.4 million, respectively, were classified as current.
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
Advertising Costs
We recognize advertising expense when incurred as selling, general and administrative expense. Advertising costs have not been a significant component of expense for the years ended December 31, 2021, 2020, or 2019.

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
We grant certain employees performance share units, the vesting of which is based on our total shareholder return (“TSR”) ranking among a peer group over a three-year period. The number of units that will vest will depend on the percentage ranking of our TSR compared to the TSRs for each of the companies in the peer group over the performance period. For these awards subject to market conditions, a binomial-lattice model (i.e., Monte Carlo simulation model) is used to fair value these awards at grant date. The related compensation expense is recognized, on a straight-line basis, over the vesting period.
See Note N - Equity-based Compensation.
Income Taxes
Deferred taxes are recognized on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. This approach requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based upon the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the expenses are expected to reverse. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
We recognize a tax benefit associated with an uncertain tax position when, in management’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more likely than not recognition threshold, we initially and subsequently measure the tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management.
Generally, the largest permanent item in computing both our effective tax rate and taxable income is the deduction allowed for statutory depletion. The deduction for statutory depletion does not necessarily change proportionately to changes in income before income taxes. However, for the year ended 2020, we recorded a permanent tax benefit related to tax legislation enacted during 2020, which represents the largest permanent item in computing our effective tax rate for 2020. See Note R - Income Taxes.
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
Comprehensive Income (loss)
In addition to net income (loss), comprehensive income (loss) includes all changes in equity during a period, such as adjustments to minimum pension liabilities.
Business Combinations
We account for business combinations using the acquisition method of accounting. Under this method, acquired assets, including separately identifiable intangible assets and any assumed liabilities, are recorded at their acquisition date estimated fair value. The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. Determining the fair value of assets acquired and liabilities assumed involves the use of significant estimates and assumptions. See Note E - Business Combinations.
New Accounting Pronouncements Recently Adopted
In December 2019, the FASB issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this Update simplified the accounting for income taxes by removing several exceptions and also simplified the accounting for income taxes by requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements (however, an entity may elect to do so on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority, requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date, and making minor codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. For public business entities, the amendments in this Update were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We adopted this guidance during the first quarter of 2021 and it did not have a material impact to our Consolidated Financial Statements.
New Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting followed by ASU 2021-01, Reference Rate Reform (Topic 848): Scope, issued in January 2021, to provide clarifying guidance regarding the scope of Topic 848. ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Generally, the guidance is to be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. As of December 31, 2021, we have not elected to use the optional guidance and continue to evaluate the options provided by ASU 2020-04 and ASU 2021-01. See Note K - Debt for discussion of the use of the adjusted LIBOR rate in connection with borrowings under our senior secured revolving credit facility.

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

The following table shows the computation of basic and diluted earnings per share:

In thousands, except per share amounts	Year ended December 31,
	2021	2020	2019
Numerator:
Net loss attributable to U.S. Silica Holdings, Inc.	$(33,761)	$(114,094)	$(329,082)

Denominator:
Weighted average shares outstanding	74,350	73,634	73,253
Diluted effect of stock awards	—	—	—
Weighted average shares outstanding assuming dilution	74,350	73,634	73,253

Loss per share attributable to U.S. Silica Holdings, Inc.:
Basic loss per share	$(0.45)	$(1.55)	$(4.49)
Diluted loss per share	$(0.45)	$(1.55)	$(4.49)
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

	Year ended December 31,
	2021	2020	2019
Potentially dilutive shares excluded	1,714	238	68
Stock options excluded	667	826	711
Restricted stock and performance share units awards excluded	66	3,435	1,298

NOTE D—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists of fair value adjustments associated with accumulated adjustments for net experience gains or losses and prior service cost related to employee benefit plans and foreign currency translation adjustments, net of tax. The following table presents the changes in accumulated other comprehensive income (loss) by component (in thousands):

	For the Year Ended December 31, 2021
	Foreign currency translation adjustments	Pension and other post-retirement benefits liability	Total
Beginning Balance	$583	$(9,062)	$(8,479)
Other comprehensive (loss) income before reclassifications	(1,000)	9,035	8,035
Amounts reclassed from accumulated other comprehensive income	—	793	793
Ending Balance	$(417)	$766	$349
Any amounts reclassified from accumulated other comprehensive income (loss) related to pension and other post-retirement benefits are included in the computation of net periodic benefit costs at their pre-tax amounts.

NOTE E—BUSINESS COMBINATIONS

During the first quarter of 2020, we settled multiple intellectual property and contractual lawsuits involving our SandBox Logistics unit and Arrows Up, LLC. As part of the settlement, SandBox Logistics took control of Arrows Up's existing business, including all equipment and sand logistics contracts, while also receiving a cash payment.

We accounted for the acquisition of Arrows Up, LLC under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Estimates of fair value included in the Consolidated Financial Statements represented our best estimates and valuations. In accordance with the acquisition method of accounting, the fair values were subject to adjustment until we completed our analysis, which was during the first quarter of 2021. This business combination resulted in a bargain purchase pursuant to ASC 805-30-25 because no consideration was paid for the fair value of assets acquired and liabilities assumed. The fair value of assets acquired, which included cash, accounts receivable, inventories, lease right-of-use assets, and property plant, and equipment, was $20.1 million. The fair value of liabilities assumed, which included lease liabilities and other long-term liabilities, was $2.5 million. A gain on bargain purchase of $17.6 million was recorded in "Other income, net, including interest income" in the Consolidated Statement of Operations.

During the first quarter of 2021, we recorded a $0.1 million increase to accounts receivable, which was our final adjustment to the purchase price. The total adjustments during the measurement period of $2.4 million were recorded as a net decrease to the initial gain on bargain purchase and recorded in "Other (expense) income, net, including interest income" in the Consolidated Statement of Operations.

NOTE F—ACCOUNTS RECEIVABLE
Accounts receivable (in thousands) consisted of the following:

	December 31, 2021	December 31, 2020
Trade receivables	$182,992	$171,230
Less: Allowance for credit losses	(5,248)	(6,604)
Net trade receivables	177,744	164,626
Other receivables(1)	25,015	42,308
Total accounts receivable	$202,759	$206,934

(1)At December 31, 2021 and 2020, other receivables included $21.5 million and $37.4 million of refunds related to NOL carryback claims filed for various tax years in accordance with certain provisions of the CARES Act.

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
The following table reflects the change of the allowance for credit losses (in thousands) disaggregated by portfolio segments:

	Oil & Gas Proppants	Industrial & Specialty Products	Total
Beginning balance, December 31, 2020	$5,684	$920	$6,604
Allowance for credit losses	(1,000)	545	(455)
Write-offs	(59)	(842)	(901)
Ending balance, December 31, 2021	$4,625	$623	$5,248
Our ten largest customers accounted for approximately 40%, 34% and 43% of total sales during the years ended December 31, 2021, 2020 and 2019, respectively. No single customer accounted for more than 10% of our total sales during the years ended December 31, 2021 and 2020. Sales to one of our customers accounted for 11% of our total sales during the year ended December 31, 2019. At December 31, 2021, none of our customers' accounts receivable represented 10% or more of our total trade accounts receivable. At December 31, 2020, one of our customer's accounts receivable represented 24% of our total trade accounts receivable.
NOTE G—INVENTORIES
Inventories (in thousands) consisted of the following:

	December 31, 2021	December 31, 2020
Supplies	$45,605	$42,329
Raw materials and work in process	36,529	33,723
Finished goods	33,579	28,632
Total inventories	$115,713	$104,684

See Note W - Impairments for additional information related to impairments during 2020.

NOTE H—PROPERTY, PLANT AND MINE DEVELOPMENT
Property, plant and mine development (in thousands) consisted of the following:

	December 31, 2021	December 31, 2020
Mining property and mine development	$789,122	$788,287
Asset retirement cost	22,283	15,985
Land	55,541	54,710
Land improvements	76,248	76,002
Buildings	72,207	69,841
Machinery and equipment	1,189,548	1,171,382
Furniture and fixtures	3,932	4,071
Construction-in-progress	35,060	27,216
	2,243,941	2,207,494
Accumulated depletion, depreciation, amortization and impairment charges	(985,295)	(839,402)
Total property, plant and mine development, net	$1,258,646	$1,368,092
Depreciation, depletion, and amortization expense related to property, plant and mine development for the years ended December 31, 2021 and 2020 was $149.6 million and $143.8 million, respectively.
During the years ended 2020 and 2019, impairment charges were recorded mainly related to facilities that have reduced capacity or have been idled, including Tyler, Texas, Sparta, Wisconsin, Utica, Illinois, and Kosse, Texas. These charges relate to the Oil & Gas Proppants segment and are recorded in "Goodwill and other asset impairments" in the Consolidated Statements of Operations. See Note W - Impairments for additional information.
During the year ended 2020, management approved the disposal of certain non-operating parcels of land. The assets, which had a combined carrying value of approximately $3.2 million were classified as assets held for sale and were presented within Prepaid expenses and other current assets in the Consolidated Balance Sheets. The proceeds of the disposals were expected to equal or exceed the net carrying value of the assets and, accordingly, no impairment loss was recognized on these assets held for sale. The assets were previously classified as Land, therefore, no adjustments were needed for depreciation. We disposed of these assets within one year of the balance sheet date. During the fourth quarter of 2020, we sold these assets at a gain of $0.3 million which was recorded in Other income, net, including interest income in the Consolidated Statements of Operations.

NOTE I—GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill (in thousands) by business segment consisted of the following:

	Oil & Gas Proppants Segment	Industrial & Specialty Products Segment	Total
Balance at December 31, 2019	$86,100	$187,424	$273,524

Impairment losses	(86,100)	—	(86,100)
EPMH acquisition adjustment (1)	—	(1,775)	(1,775)
Balance at December 31, 2020	—	185,649	185,649

Impairment losses	—	—	—
Balance at December 31, 2021	$—	$185,649	$185,649
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

As a result of triggering events identified during the year ended 2020, we performed a quantitative analysis. The fair value of our reporting units was determined using a combination of the discounted cash flow method and the market multiples approach. As a result of this analysis we determined that goodwill was impaired. We recognized goodwill impairment charges of $86.1 million. This impairment charge related to our Oil & Gas Proppants segment and was recorded in the "Goodwill and other asset impairments" caption of our Consolidated Statements of Operations. No impairment charges were recorded related to goodwill during the years ended 2019 or 2021. See Note W - Impairments for additional information.
The changes in the carrying amount of intangible assets (in thousands) consisted of the following:

	December 31, 2021				December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Impairments	Net	Gross Carrying Amount	Accumulated Amortization	Impairments	Net

Technology and intellectual property	$71,209	$(25,069)	$(38)	$46,102	$71,052	$(18,854)	$(1,373)	$50,825
Customer relationships	66,999	(27,987)	—	39,012	66,999	(23,182)	—	43,817
Total definite-lived intangible assets:	$138,208	$(53,056)	$(38)	$85,114	$138,051	$(42,036)	$(1,373)	$94,642
Trade names	64,240	—	—	64,240	65,390	—	(1,150)	64,240
Other	700	—	—	700	700	—	—	700
Total intangible assets:	$203,148	$(53,056)	$(38)	$150,054	$204,141	$(42,036)	$(2,523)	$159,582

During the year ended 2020, we recorded impairments related to trade names and technology and intellectual property. See Note W - Impairments for additional information.

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

Amortization expense was $9.7 million, $10.3 million and $10.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.

At December 31, 2021, the estimated amortization expense related to definite-lived intangible assets (in thousands) for the five succeeding years is as follows:

2022	$9,674
2023	$9,669
2024	$9,670
2025	$9,669
2026	$9,669

NOTE J—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities (in thousands) consisted of the following:

	December 31,
	2021	2020
Trade payables	$134,494	$90,564
Accrued salaries and wages	11,347	7,432
Accrued vacation liability	2,847	2,499
Current portion of liability for pension and post-retirement benefits	1,227	1,338
Accrued healthcare liability	1,619	1,886
Accrued property taxes and sales taxes	4,625	5,136
Vendor incentives	—	4,782
Other accrued liabilities	11,511	8,283
Accounts payable and accrued liabilities	$167,670	$121,920
Other accrued liabilities consist of employer related expenses, royalties payable, accrued interest payable, and other items.

NOTE K—DEBT
Debt (in thousands) consisted of the following:

	December 31, 2021	December 31, 2020
Senior secured credit facility:
Revolver expiring May 1, 2023 (4.13% at December 31, 2021 and 4.19% at December 31, 2020)	$—	$25,000
Term Loan facility—final maturity May 1, 2025 (5.00% at December 31, 2021 and 5.00% December 31, 2020)	1,222,000	1,234,800
Less: Unamortized original issue discount	(3,350)	(4,376)
Less: Unamortized debt issuance cost	(15,200)	(20,259)
Insurance financing notes payable	4,424	4,187
Finance leases	3,546	350
Total debt	1,211,420	1,239,702
Less: current portion	(18,285)	(42,042)
Total long-term portion of debt	$1,193,135	$1,197,660
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
The Credit Agreement contains covenants that, among other things, limit our ability, and certain of our subsidiaries' abilities, to create, incur or assume indebtedness and liens, to make acquisitions or investments, to sell assets and to pay dividends. The Credit Agreement also requires us to maintain a consolidated leverage ratio of no more than 3.75:1.00 as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 30% of the Revolver commitment. These covenants are subject to a number of important exceptions and qualifications. The Credit Agreement includes events of default and other affirmative and negative covenants that are usual for facilities and transactions of this type. As of December 31, 2021 and 2020, we were in compliance with all covenants in accordance with our senior secured Credit Facility.
Term Loan
At December 31, 2021, contractual maturities of our senior secured Credit Facility (in thousands) are as follows:

2022	$12,800
2023	12,800
2024	12,800
2025	1,183,600
2026	—
Thereafter	—
Total	$1,222,000

Revolving Line-of-Credit
We have a $100.0 million Revolver with zero drawn and $22.2 million allocated for letters of credit as of December 31, 2021, leaving $77.8 million available under the Revolver.
Based on our consolidated leverage ratio of 5.41:1.00 as of December 31, 2021, we may draw up to $30.0 million without the consent of our lenders. With the consent of our lenders, we have access to the full availability of the Revolver.
Note Payable Secured by Royalty Interest
In conjunction with the acquisition of New Birmingham, Inc. in August 2016, we assumed a note payable secured by a royalty interest. During the fourth quarter of 2020, we executed an amendment to the note payable which settled the outstanding balance in its entirety in exchange for a one-time payment of $2.55 million. Future royalties may be owed under this amended agreement if we resume production at our Tyler facility, however, we have no plans to resume production. Therefore, no amounts have been accrued. The settlement of the note payable resulted in a gain of $8.3 million which was recorded in Other income, net, including interest income in the Consolidated Statements of Operations.
Insurance Financing Notes Payable
During the third quarter of 2021, we renewed our insurance policies and financed the payments through notes payable with a stated interest rate of 2.9%. These payments will be made in installments throughout a nine-month period and, as such, were classified as current debt. As of December 31, 2021, the notes payable had a balance of $4.4 million.
NOTE L—ASSET RETIREMENT OBLIGATIONS
Mine reclamation or future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates at inactive mines are reflected in earnings in the period an estimate is revised. Liabilities related to our asset retirement obligations are recorded in other long-term liabilities on our balance sheets. Changes in the asset retirement obligations (in thousands) are as follows:

	December 31, 2021	December 31, 2020
Beginning balance	$24,717	$25,825
Accretion	1,450	1,434
Additions and revisions of estimates	5,882	(2,542)
Ending balance	$32,049	$24,717
The increase in liability is primarily attributable to revisions of estimates of reclamation costs.
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
Cash Equivalents
Due to the short-term maturity, we believe our cash equivalent instruments at December 31, 2021 and 2020, approximate their reported carrying values.

Long-Term Debt, Including Current Maturities
We believe that the fair values of our long-term debt, including current maturities, approximate their carrying values based on their effective interest rates compared to current market rates.

NOTE N—EQUITY-BASED COMPENSATION
In July 2011, we adopted the U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan (the “2011 Plan”), which was amended and restated in May 2015, amended and restated effective February 1, 2020, and amended and restated effective May 13, 2021. The 2011 Plan provides for grants of stock options, restricted stock, performance share units and other incentive-based awards. We believe our 2011 Plan aligns the interests of our employees and directors with those of our common stockholders. At December 31, 2021, we had 3,852,762 shares of common stock that may be issued under the 2011 Plan. We use a combination of treasury stock and new shares if necessary to satisfy option exercises or vesting of restricted awards and performance share units.
Stock Options

The following table summarizes the status of, and changes in, our stock option awards:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2020	826,215	$29.05	$—	3.1 years
Granted	—	$—	$—
Exercised	(10,164)	$10.33	$44
Forfeited	(113,333)	$24.76	$—
Expired	(36,000)	$14.58	$—
Outstanding at December 31, 2021	666,718	$30.84	$—	2.4 years
Exercisable at December 31, 2021	666,718	$30.84	$—	2.4 years

There were no grants of stock options during the years ended December 31, 2021, 2020 and 2019.
There were 10,164, zero and 10,000 stock options exercised during the years ended December 31, 2021, 2020 and 2019, respectively. The total intrinsic value of stock options exercised was $44 thousand, zero and $12 thousand for the years ended December 31, 2021, 2020 and 2019, respectively. Cash received from stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $105 thousand, zero and $128 thousand, respectively. The tax benefits realized from stock option exercises were $11 thousand, zero and $3 thousand for the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021, 2020 and 2019, there was no unrecognized compensation expense related to these options. We account for forfeitures as they occur.
Restricted Stock and Restricted Stock Unit Awards
The following table summarizes the status of, and changes in, our unvested restricted stock awards:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2020	1,779,826	$6.22
Granted	881,261	$9.82
Vested	(1,491,222)	$6.44
Forfeited	(25,555)	$11.63
Unvested, December 31, 2021	1,144,310	$8.37
We granted 881,261, 1,590,170 and 814,387 restricted stock and restricted stock unit awards during the years ended December 31, 2021, 2020 and 2019, respectively. The fair value of the awards was based on the market price of our stock at date of grant.

We recognized $7.3 million, $8.1 million and $8.2 million of equity-based compensation expense related to restricted stock awards during the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, there was $7.5 million of unrecognized compensation expense related to these restricted stock awards, which is expected to be recognized over a weighted-average period of 1.7 years.
We also granted cash awards during the year ended December 31, 2020. These awards will vest over a period of three years and will be settled in cash. As such, these awards have been classified as liability instruments. We recognized $0.9 million and $0.6 million of expense related to these awards for the years ended December 31, 2021 and 2020. The liability for these awards is included in accounts payable and other accrued expenses on our balance sheets. These awards will be remeasured at fair value each reporting period with resulting changes reflected in our income statements. Estimated unrecognized expense related to these awards is $0.8 million over a period of 1.1 years.
Performance Share Unit Awards
The following table summarizes the status of, and changes in, our performance share unit awards:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2020	1,513,648	$12.36
Granted	886,091	$12.04
Vested	(292,241)	$17.48
Forfeited/Cancelled	(192,909)	$29.10
Unvested, December 31, 2021	1,914,589	$9.77
We granted 886,091, 1,020,161 and 607,130 of performance share unit awards during the years ended December 31, 2021, 2020 and 2019, respectively. A portion of these awards was measured against total shareholder return ("TSR"), and a portion was measured against adjusted free cash flow ("ACF") targets. The grant date weighted average fair value of these awards was estimated to be $12.04, $6.57 and $15.58 for the years ended December 31, 2021, 2020 and 2019, respectively. The number of TSR measured units that will vest will depend on the percentage ranking of our TSR compared to the TSR for each of the companies in the peer group over the three year period from January 1, 2021 through December 31, 2023 for the 2021 grant, from January 1, 2020 through December 31, 2022 for the 2020 grant, and January 1, 2019 through December 31, 2021 for the 2019 grant. The number of ACF measured units that will vest will be based on ACF achievement versus target. The ACF targets are set annually and are approved by the Board of Directors. The related compensation expense is recognized on a straight-line basis over the vesting period.
The grant date fair value for the TSR awards was estimated using a Monte Carlo simulation model. The Monte Carlo simulation model requires the use of highly subjective assumptions. Our key assumptions in the model included the price and the expected volatility of our common stock and our self-determined peer group companies’ stock, risk-free rate of interest, dividend yields and cross-correlations between our common stock and our self-determined peer group companies' stock.
We recognized $11.5 million, $6.8 million and $7.7 million of compensation expense related to performance share unit awards during the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, there was $10.0 million of unrecognized compensation expense related to these performance share unit awards, which is expected to be recognized over a weighted-average period of 1.6 years.
We also granted cash awards during the year ended December 31, 2020. These awards will vest over a period of three years and will be settled in cash. As such, these awards have been classified as liability instruments. We recognized $0.7 million and $0.9 million of expense related to these awards for the years ended December 31, 2021 and 2020. The liability for these awards is included in accounts payable and other accrued expenses on our balance sheets. These awards will be remeasured at fair value each reporting period with resulting changes reflected in our income statements. Estimated unrecognized expense related to these awards is $0.6 million over a period of 1.1 years.

NOTE O—COMMITMENTS AND CONTINGENCIES
Future Minimum Annual Commitments (in thousands):

Year ending December 31,	Minimum Purchase Commitments
2022	$15,065
2023	10,386
2024	5,397
2025	2,886
2026	2,180
Thereafter	9,288
Total future purchase commitments	$45,202
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
Contingent Liability on Royalty Agreement
On May 17, 2017, we purchased reserves in Crane County, Texas, for $94.4 million cash plus contingent consideration. The contingent consideration is a royalty that is based on the tonnage shipped to third-parties. Because the contingent consideration is dependent on future tonnage sold, the amounts of which are uncertain, it is not currently possible to estimate the fair value of these future payments. The contingent consideration will be capitalized at the time a payment is probable and reasonably estimable, and the related depletion expense will be adjusted prospectively.
Other Commitments and Contingencies
Our operating subsidiary, U.S. Silica Company (“U.S. Silica”), has been named as a defendant in various product liability claims alleging silica exposure causing silicosis. During the years ended December 31, 2021, 2020 and 2019, two, one and one claims, respectively, were brought against U.S. Silica. As of December 31, 2021, there were 44 active silica-related products liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, it is not reasonably possible that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations that exceeds the accrual amounts.
We have recorded estimated liabilities for these claims in other long-term obligations as well as estimated recoveries under the indemnity agreement and an estimate of future recoveries under insurance in other assets on our consolidated balance sheets. As of both December 31, 2021 and 2020, other non-current assets included zero for insurance for third-party products liability claims, and other long-term obligations included $0.9 million and $1.0 million, respectively, for third-party products liability claims.
Obligations Under Guarantees
    We have indemnified our insurers against any loss they may incur in the event that holders of surety bonds, issued on our behalf, execute the bonds. As of December 31, 2021, there were $40.6 million in bonds outstanding. The majority of these bonds, $36.7 million, relate to reclamation requirements issued by various government authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to licenses, permits, and tax collections.

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
Net pension benefit cost (in thousands) consisted of the following:

	Year Ended December 31,
	2021	2020	2019
Service cost	$2,855	$2,253	$1,304
Interest cost	2,619	4,037	5,375
Expected return on plan assets	(5,688)	(6,019)	(6,171)
Net amortization and deferral	3,212	3,127	1,648
Net pension benefit costs	$2,998	$3,398	$2,156
Net post-retirement benefit cost (in thousands) consisted of the following:

	Year Ended December 31,
	2021	2020	2019
Service cost	$24	$70	$88
Interest cost	141	584	789
Unrecognized net (gain)/loss	(2,204)	—	(29)
Net post-retirement benefit costs	$(2,039)	$654	$848

The changes in benefit obligations and plan assets (in thousands), as well as the funded status (in thousands) of our pension and post-retirement plans were as follows:

	Pension Benefits		Post-retirement Benefits
	2021	2020	2021	2020
Benefit obligation at January 1,	$157,198	$148,491	$11,318	$22,054
Service cost	2,855	2,253	24	70
Interest cost	2,619	4,037	141	584
Actuarial (gain) loss	(6,637)	11,119	(3,193)	1,329
Benefits paid	(9,551)	(8,649)	(680)	(1,751)
Other	(2,233)	(53)	1,781	(10,968)
Benefit obligation at December 31,	$144,251	$157,198	$9,391	$11,318
Fair value of plan assets at January 1,	$120,563	$110,431	$—	$—
Actual return on plan assets	7,099	13,306	—	—
Employer contributions	2,800	5,475	579	1,335
Benefits paid	(9,551)	(8,649)	(680)	(1,751)
Other	—	—	101	416
Fair value of plan assets at December 31,	$120,911	$120,563	$—	$—
Plan assets less than benefit obligations at December 31 recognized as liability for pension and other post-retirement benefits	$(23,340)	$(36,635)	$(9,391)	$(11,318)
The accumulated benefit obligation for the defined benefit pension plans, which excludes the assumption of future salary increases, totaled $144.3 million and $157.2 million at December 31, 2021 and 2020, respectively.
We also sponsor unfunded, nonqualified pension plans. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for these plans were $1.5 million, $1.5 million and zero, respectively, at December 31, 2021 and $1.6 million, $1.6 million and zero, respectively, at December 31, 2020.
Future estimated annual benefit payments (in thousands) for pension and post-retirement benefit obligations were as follows:

	Benefits
		Post-retirement
	Pension	Before Medicare Subsidy	After Medicare Subsidy
2022	$9,526	$1,104	$1,104
2023	9,446	983	983
2024	9,539	911	911
2025	9,367	795	795
2026	9,271	742	742
2027-2031	43,405	2,775	2,775
Our best estimate of expected contributions to the pension and post-retirement medical benefit plans for the 2022 fiscal year are zero and $1.1 million, respectively.

The total amounts in accumulated other comprehensive income (loss) related to net actuarial loss for the pension and post-retirement plans were $10.2 million and $24.7 million as of December 31, 2021 and 2020, respectively. The total amounts in accumulated other comprehensive income (loss) related to prior service cost for the pension and post-retirement plans, were gains of $7.8 million and $9.4 million as of December 31, 2021 and 2020, respectively.
The actuarial losses in 2021 and 2020 were primarily driven by the change in discount rates on the U.S. qualified plan and postretirement medical plans. The impact of the discount rate change was partially offset by the actual return on plan assets exceeding the expected return on plan assets. Additionally, the Society of Actuaries released an updated mortality table projection scale for measurement of retirement program obligations in both 2021 and 2020. The impact of the mortality table changes provided a partial offset of the impact of the discount rate change.
The following weighted-average assumptions were used to determine our obligations under the plans:

	Pension Benefits		Post-retirement Benefits
	2021	2020	2021	2020
Discount rate	2.8%	2.5%	2.6%	2.1%
Long-term rate of compensation increase	N/A	3.0%	N/A	N/A
Long-term rate of return on plan assets	5.8%	6.3%	N/A	N/A
Health care cost trend rate:
Pre-65 initial rate/ultimate rate	N/A	N/A	6.2%/4.5%	6.5%/4.5%
Pre-65 ultimate year	N/A	N/A	2028	2028
Post-65 initial rate/ultimate rate	N/A	N/A	N/A/N/A	7.0%/4.5%
Post-65 ultimate year	N/A	N/A	N/A	2028
The weighted average discount rates used to determine the projected pension and post-retirement obligations were updated to reflect the expected long-term rates of return with maturities comparable to payments for the plan obligations utilizing Aon Hewitt's AA Above Medium Curve.
Mortality tables used for pension benefits and post-retirement benefits plans were the following:

	Pension and Post-retirement Benefits
	2021	2020
Healthy Lives	Pri-2012 base mortality tables with generational mortality improvements using Scale MP-2021	Pri-2012 base mortality tables with generational mortality improvements using Scale MP-2020
Disabled Lives	Pri-2012 base mortality tables with generational mortality improvements using Scale MP-2021	Pri-2012 base mortality tables with generational mortality improvements using Scale MP-2020
The major investment categories and their relative percentage of the fair value of total plan assets as invested were as follows:

	Pension Benefits		Post-retirement Benefits(1)
	2021	2020	2021	2020
Equity securities	51.6%	57.9%	—%	—%
Debt securities	46.1%	41.3%	—%	—%
Cash	2.3%	0.8%	—%	—%

(1)Retiree health benefits are paid by the Company as covered expenses are incurred.

The fair values of the pension plan assets (in thousands) at December 31, 2021, by asset category, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$2,743	$—	$2,743
Mutual funds:
Diversified emerging markets	6,375	—	—	6,375
Foreign large blend	21,719	—	—	21,719
Large-cap blend	22,907	—	—	22,907
Mid-cap blend	11,411	—	—	11,411
Real estate	—	—	—	—
Fixed income securities:
Corporate notes and bonds	35,365	—	—	35,365
U.S. Treasuries	6,915	—	—	6,915
Mortgage-backed securities	—	2,242	—	2,242
Asset-backed securities	—	1,739	—	1,739
Real Assets	—	9,495	—	9,495
Net asset	$104,692	$16,219	$—	$120,911
The fair values of the pension plan assets (in thousands) at December 31, 2020, by asset category, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$1,020	$—	$1,020
Mutual funds:
Diversified emerging markets	7,064	—	—	7,064
Foreign large blend	22,638	—	—	22,638
Large-cap blend	22,272	—	—	22,272
Mid-cap blend	12,972	—	—	12,972
Real estate	4,822	—	—	4,822
Fixed income securities:
Corporate notes and bonds	38,983	—	—	38,983
U.S. Treasuries	8,582	—	—	8,582
Mortgage-backed securities	—	1,780	—	1,780
Asset-backed securities	—	430	—	430
Net asset	$117,333	$3,230	$—	$120,563
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

A summary of each multiemployer pension plan for which we participate is presented below:

Pension Fund	EIN/ Pension Plan No.	Pension Protection Act Zone Status(1)		FIP/RP Status Pending/ Implemented	Company Contributions (in thousands)			Surcharge Imposed	Expiration Date of CBA
		2021	2020		2021	2020	2019
LIUNA	52-6074345/001	Green	Green	No	$378	$361	$385	No	6/4/2022
IUOE	36-6052390/001	Green	Green	No	328	256	310	No	7/31/2022
CSSS(2)	36-6044243/001	Red	Red	Yes	51	51	51	NA	NA

(1)The Pension Protection Act of 2006 defines the zone status as follows: green—healthy, yellow—endangered, orange—seriously endangered and red—critical.
(2)In 2011, we withdrew from the Central States, Southeast and Southwest Areas Pension Plan. The withdrawal liability of $1.0 million will be paid in monthly installments of $4,000 until 2031.
Our contributions to individual multiemployer pension funds did not exceed 5% of the fund’s total contributions for the years ended December 31, 2021, 2020 and 2019. Additionally, our contributions to multiemployer post-retirement benefit plans were immaterial for all periods presented in the accompanying consolidated financial statements.
We also sponsor a defined contribution plan covering certain employees. We contribute to the plan in two ways. For certain employees not covered by the defined benefit plan, we make a contribution equal to 4% of their salary. For all other eligible employees, we make a contribution of up to 6% of eligible earnings. Contributions were $5.9 million, $4.4 million and $7.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
NOTE Q— LEASES
We lease railroad cars, office space, mining property, mining/processing equipment, and transportation and other equipment. The majority of our leases have remaining lease terms of approximately one year to 20 years. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We have lease agreements with lease and non-lease components, the latter of which are generally accounted for separately.
Supplemental balance sheet information related to leases (in thousands except for term and rate information) was as follows:

Leases	Classification	December 31, 2021	December 31, 2020
Assets
Operating	Lease right-of-use assets	$38,793	$37,130
Finance	Lease right-of-use assets	3,448	339
Total leased assets		$42,241	$37,469
Liabilities
Current
Operating	Current portion of operating lease liabilities	$14,469	$17,388
Finance	Current portion of long-term debt	1,061	55
Non-Current
Operating	Operating lease liabilities	75,130	76,361
Finance	Long-term debt, net	2,485	295
Total lease liabilities		$93,145	$94,099

During 2020, we recorded impairment charges related to railcar leases, various equipment leases and an office building lease. These charges relate to the Oil & Gas Proppants segment and are recorded in "Goodwill and other asset impairments" in the Consolidated Statements of Operations. See Note W - Impairments for additional information.

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

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. As most of our leases do not provide an implicit rate, in determining the lease liability and the present value of lease payments, we used our incremental borrowing rate based on the information available at the lease commencement date. The weighted average remaining lease term and discount rate related to leases were as follows:

Lease Term and Discount Rate	December 31, 2021	December 31, 2020
Weighted average remaining lease term:
Operating leases	6.9 years	6.9 years
Finance leases	3.6 years	2.9 years

Weighted average discount rate:
Operating leases	5.7%	5.8%
Finance leases	5.1%	5.0%
The components of lease expense included in our Consolidated Statements of Operations were as follows:

Lease Costs	Classification	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating lease costs (1)	Cost of Sales	$33,185	$26,548
Operating lease costs (2)	Selling, general, and administrative	1,880	1,808
Right-of-use asset impairment	Goodwill and other asset impairments	—	3,406
Total (3)		$35,065	$31,762
(1) Includes short-term operating lease costs of $17.9 million and $9.6 million for the years ended December 31, 2021 and 2020, respectively.
(2) Includes short-term operating lease costs of $0.4 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively.
(3) Does not include expense of $0.8 million and $12 thousand for the years ended December 31, 2021 and 2020 for finance leases.
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$24,451	$62,140
Operating cash flows for finance leases	$759	$12

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$17,350	$10,747
Finance leases	$3,815	$359
Maturities of lease liabilities as of December 31, 2021:

Maturities of lease liabilities	Operating leases	Finance leases
2022	$20,128	$1,209
2023	19,889	1,199
2024	16,441	764
2025	13,019	605
2026	11,116	71
Thereafter	30,642	—
Total lease payments	$111,235	$3,848
Less: Interest	17,939	302
Less: Other operating expenses	3,697	—
Total	$89,599	$3,546

NOTE R— INCOME TAXES
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES" Act) was enacted and signed into law in response to the COVID-19 pandemic. The CARES Act, among other things, permitted NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning after 2017 and before 2021. In addition, the CARES Act allowed NOLs generated after 2017 and before 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. As a result, during 2020, we carried the NOL generated in 2019 back to offset the taxable income in the 2014 tax year generating a refund of $36.6 million. This refund was received during the second quarter of 2020. We also amended our 2018 tax return to generate an NOL by electing bonus depreciation. We then carried the NOL generated in 2018 back to offset the taxable income in prior years generating a refund of $26.3 million, of which $4.9 million was received during the fourth quarter of 2020. At December 31, 2021, the remaining $21.5 million of this refund was included in accounts receivable in our balance sheets. The deferred tax assets related to the NOLs generated in 2018 and 2019 were recorded at the statutory income tax rate for 2018 and 2019, which was 21% for both years. As a result of the carry back of these NOLs to prior years, the NOLs will be utilized at the statutory income tax rate for pre-2018, which was 35%. This increase in the tax rate at which the 2018 and 2019 NOLs will be utilized results in a deferred tax benefit. Accordingly, for the year ended December 31, 2020, we recorded a deferred tax benefit of $22.3 million.
Income (loss) before income taxes (in thousands) consisted of the following:

	Year ended December 31,
	2021	2020	2019
United States	$(48,328)	$(183,656)	$(435,918)
Foreign	11,252	8,509	7,010
Total	$(37,076)	$(175,147)	$(428,908)

Income tax benefit (in thousands) consisted of the following:

	Year ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	(3,353)	(307)	(1,188)
Foreign	(1,385)	(1,473)	(1,343)
	(4,738)	(1,780)	(2,531)
Deferred:
Federal	7,589	57,214	90,457
State	(96)	4,591	11,225
Foreign	—	—	—
	7,493	61,805	101,682
Income tax benefit	$2,755	$60,025	$99,151
Income tax benefit (in thousands) differed from the amount that would be provided by applying the U.S. federal statutory rate due to the following:

	Year ended December 31,
	2021	2020	2019
Income tax benefit computed at U.S. federal statutory rate	$7,786	$36,781	$90,070
Decrease (increase) resulting from:
Statutory depletion	2,012	1,230	4,679
Prior year tax return reconciliation	(2,490)	(2,084)	3,121
State income taxes, net of federal benefit	445	5,013	9,486
Unrecognized tax benefits	(1,302)	—	—
Adjustment to deferred taxes from the CARES Act	—	22,318	—
Equity compensation	(627)	(1,477)	(6,440)
Executive compensation	(2,092)	(579)	(722)
Other, net	(977)	(1,177)	(1,043)
Income tax benefit	$2,755	$60,025	$99,151
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

The tax effects of the types of temporary differences and carry forwards that gave rise to deferred tax assets and liabilities (in thousands) consisted of the following:

	December 31,
	2021	2020
Gross deferred tax assets:
Net operating loss carry forward and state tax credits	$77,327	$90,087
Pension and post-retirement benefit costs	7,318	11,146
Property, plant and equipment	8,619	6,866
Accrued expenses	14,930	12,397
Inventories	1,200	121
Federal tax credits	4,188	4,188
Stock-based compensation expense	4,359	4,307
Interest expense limitation	16,921	14,127
Intangibles	7,876	11,304
Lease obligation liability	13,297	14,154
Other	4,399	5,286
Total deferred tax assets	160,434	173,983
Gross deferred tax liabilities:
Land and mineral property basis difference	(121,211)	(122,265)
Fixed assets and depreciation	(83,708)	(100,640)
Other	(289)	(464)
Total deferred tax liabilities	(205,208)	(223,369)
Net deferred tax liabilities	$(44,774)	$(49,386)
We have federal net operating loss carry forwards of approximately $317.1 million at December 31, 2021. A portion of those losses are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be fully realized. NOL deductions generated in tax years after December 31, 2017 can offset 100% of taxable income for periods prior to 2021 but only 80% of taxable income after 2020. The CARES Act also prohibits NOL carrybacks on NOLs generated after December 31, 2020 but allows indefinite carryforwards. As of December 31, 2021, we have general business credits of approximately $4.2 million, which will expire beginning in 2033. These credits are expected to be fully realized.
The CARES Act also accelerated the ability of companies to receive refunds of alternative minimum tax ("AMT") credits related to tax years beginning in 2018 and 2019. AMT credits were presented as a receivable or a deferred tax asset in the prior period balance sheets. The presentation of refundable AMT credits in the balance sheet was reclassified during 2020 from deferred tax asset to accounts receivable to reflect the timing of when the credits were expected to be monetized. AMT credits in the amount of $16.0 million were included in accounts receivable on our balance sheets as of December 31, 2020, and were received in full during the first quarter of 2021.
The following table is a reconciliation of our unrecognized tax benefits:

	Year ended December 31,
	2021	2020	2019
Balance as of January 1	$—	$—	$—
Additions for tax positions of prior years	856	—	—
Balance as of December 31	$856	$—	$—
If the unrecognized tax benefits of $0.9 million are realized, this would negatively impact the effective tax rate. As of December 31, 2021, 2020 and 2019, we had approximately $0.4 million, zero, and zero, respectively, of interest and penalties related to uncertain tax positions. During 2021, 2020 and 2019, we accrued and recognized estimated interest and penalties related to uncertain tax positions of approximately $0.4 million, zero and zero, respectively. We include potential interest and penalties related to uncertain tax positions in the income tax (expense)/benefit line item in our consolidated statements of operations. We do not expect a significant change to the unrecognized tax benefits during the next twelve months. Tax returns filed with the IRS for the years 2018 through 2020 along with tax returns filed with numerous state entities remain subject to examination.

NOTE S— REVENUE
We consider sales disaggregated at the product and service level by business segment to depict how the nature, amount, timing and uncertainty of revenues and cash flow are impacted by changes in economic factors. The following table reflects our sales disaggregated by major source (in thousands):

	Year Ended December 31, 2021			Year Ended December 31, 2020
Category	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales
Product	$407,772	$488,431	$896,203	$301,199	$430,988	$732,187
Service	207,676	—	207,676	113,698	—	113,698
Total Sales	$615,448	$488,431	$1,103,879	$414,897	$430,988	$845,885
The following tables reflect the changes in our contract assets, which we classify as unbilled receivables and our contract liabilities, which we classify as deferred revenues (in thousands):

	Unbilled Receivables
	December 31, 2021	December 31, 2020
Beginning Balance	$47,982	$20,144
Reclassifications to billed receivables	(105,305)	(10,330)
Revenues recognized in excess of period billings	59,280	38,168
Ending Balance	$1,957	$47,982
We enter into certain customer supply agreements which give the customers the right to purchase certain products for a discounted price at certain volumes over an average initial contract term of one to fifteen years. The advance payments represent future purchases and are recorded as deferred revenue, recognized as revenue over the contract term of each supply agreement.

	Deferred Revenue
	December 31, 2021	December 31, 2020
Beginning Balance	$33,692	$50,634
Revenues recognized from balances held at the beginning of the period	(13,172)	(19,704)
Revenues deferred from period collections on unfulfilled performance obligations	5,207	6,627
Revenues recognized from period collections	(4,986)	(3,865)
Ending Balance	$20,741	$33,692
We have elected to use the practical expedients allowed under ASC 606-10-50-14, pursuant to which we have excluded disclosures of transaction prices allocated to remaining performance obligations and when we expect to recognize such revenue. The majority of our remaining performance obligations are primarily comprised of unfulfilled product, transportation service, and labor service orders, all of which hold a remaining duration of less than one year. The long term portion of deferred revenue primarily represents a combination of refundable and nonrefundable customer prepayments for which related current performance obligations do not yet exist, but are expected to arise, before the expiration of the contract. Our residual unfulfilled performance obligations are comprised primarily of long-term equipment rental arrangements in which we recognize revenues equal to what we have a right to invoice. Generally, no variable consideration exists related to our remaining performance obligations and no consideration is excluded from the associated transaction prices. However, the decrease in the current year deferred revenue balance is partially attributable to revenue recognized as variable consideration from shortfall fees assessed to multiple customers according to contract terms as of December 31, 2021 and 2020. For the years ended December 31, 2021 and 2020, we recognized revenue as variable consideration from shortfall fees according to contract terms in the amounts of $58.6 million and $48.0 million, respectively. In some cases, amounts recorded are estimates which are in negotiation and may increase or decrease. We believe these amounts are the best estimates of revenue to recognize as of year end.

During the second quarter of 2021, we entered into an agreement to settle a customer dispute regarding fees related to minimum purchase commitments from 2014-2020. As a result of this settlement, we recognized approximately $49.0 million in revenue as of June 30, 2021. These amounts were received in full during the second and third quarters of 2021.
Foreign Operations
The following table includes information related to our foreign operations (in thousands):

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Total Sales	$96,317	$86,179	$92,788
Pre-tax income	$11,252	$8,509	$7,010
Net income	$8,889	$6,722	$5,538
Foreign operations constituted approximately $30.7 million and $31.0 million of consolidated assets as of December 31, 2021 and 2020, respectively.

NOTE T— RELATED PARTY TRANSACTIONS
There were no related party transactions during the years ended December 31, 2021, 2020 or 2019.

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
The Industrial & Specialty Products segment consists of over 600 product types and materials used in a variety of markets including building and construction products, fillers and extenders, filtration, glassmaking, absorbents, foundry, and sports and recreation.
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

The following table presents sales and segment contribution margin (in thousands) for the reportable segments and other operating results not allocated to the reported segments for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Sales:
Oil & Gas Proppants	$615,448	$414,897	$1,010,521
Industrial & Specialty Products	488,431	430,988	463,956
Total sales	1,103,879	845,885	1,474,477
Segment contribution margin:
Oil & Gas Proppants	160,052	142,041	248,594
Industrial & Specialty Products	168,499	159,176	178,215
Total segment contribution margin	328,551	301,217	426,809
Operating activities excluded from segment cost of sales	(19,655)	(30,402)	(85,625)
Selling, general and administrative	(119,628)	(124,171)	(150,848)
Depreciation, depletion and amortization	(161,131)	(155,568)	(179,444)
Goodwill and other asset impairments	(202)	(110,688)	(363,847)
Interest expense	(71,157)	(79,885)	(95,472)
Other income, net, including interest income	6,146	24,350	19,519
Income tax benefit	2,755	60,025	99,151
Net loss	$(34,321)	$(115,122)	$(329,757)
Less: Net loss attributable to non-controlling interest	(560)	(1,028)	(675)
Net loss attributable to U.S. Silica Holdings, Inc.	$(33,761)	$(114,094)	$(329,082)

Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. At both December 31, 2021 and 2020, goodwill of $185.6 million has been allocated to these segments with zero assigned to Oil & Gas Proppants and $185.6 million to Industrial & Specialty Products.

NOTE V— PARENT COMPANY FINANCIALS

U.S. SILICA HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31,
	2021	2020
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$46,996	$46,851
Due from affiliates	165,632	168,276
Total current assets	212,628	215,127
Investment in subsidiaries	401,691	412,169
Total assets	$614,319	$627,296
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses and other current liabilities	$50	$286
Dividends payable	186	219
Total current liabilities	236	505
Total liabilities	236	505
Stockholders’ Equity:
Preferred stock	—	—
Common stock	845	827
Additional paid-in capital	1,218,575	1,200,023
Retained deficit	(429,260)	(395,496)
Treasury stock, at cost	(186,294)	(181,615)
Accumulated other comprehensive income (loss)	349	(8,479)
Total U.S. Silica Holdings, Inc. stockholders’ equity	604,215	615,260
Non-controlling interest	9,868	11,531
Total stockholders' equity	614,083	626,791
Total liabilities and stockholders’ equity	$614,319	$627,296

U.S. SILICA HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Sales	$—	$—	$—
Cost of sales	—	—	—
Operating expenses
Selling, general and administrative	252	253	253
Total operating expenses	252	253	253
Operating loss	(252)	(253)	(253)
Other income (expense)
Interest income	5	210	1,440
Total other income	5	210	1,440
(Loss) income before income taxes and equity in net earnings of subsidiaries	(247)	(43)	1,187
Income tax expense	—	—	(327)
(Loss) income before equity in net earnings of subsidiaries	(247)	(43)	860
Equity in earnings of subsidiaries, net of tax	(34,074)	(115,079)	(330,617)
Net loss	(34,321)	(115,122)	(329,757)
Less: Net loss attributable to non-controlling interest	(560)	(1,028)	(675)
Net loss attributable to U.S. Silica Holdings, Inc.	(33,761)	(114,094)	(329,082)

Net loss	(34,321)	(115,122)	(329,757)
Other comprehensive (loss) income
Unrealized gain (loss) on derivatives (net of tax of $—, $973, and $(456) for 2021, 2020, and 2019, respectively)	—	3,053	(1,432)
Foreign currency translation adjustment (net of tax of $(309), $444, and $(60) for 2021, 2020 and 2019, respectively)	(1,000)	1,391	(188)
Pension and other post-retirement benefits liability adjustment (net of tax of $3,131, $2,207, and $(1,024) for 2021, 2020 and 2019, respectively)	9,828	6,931	(3,214)
Comprehensive loss	(25,493)	(103,747)	(334,591)
Less: Comprehensive loss attributable to non-controlling interest	(560)	(1,028)	(675)
Comprehensive loss attributable to U.S. Silica Holdings, Inc.	(24,933)	(102,719)	(333,916)

U.S. SILICA HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

(amounts in thousands)	Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit) - Present	Accumulated Other Comprehensive (Loss) Income	Total U.S. Silica, Inc. Stockholders' Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2019	$818	$(178,215)	$1,169,383	$67,854	$(15,020)	$1,044,820	$7,484	$1,052,304
Net loss	—	—	—	(329,082)	—	(329,082)	(675)	(329,757)
Unrealized loss on derivatives	—	—	—	—	(1,432)	(1,432)	—	(1,432)
Foreign currency translation adjustment	—	—	—	—	(188)	(188)	—	(188)
Pension and post-retirement liability	—	—	—	—	(3,214)	(3,214)	—	(3,214)
Cash dividend declared ($0.25 per share)	—	—	—	(18,728)	—	(18,728)	—	(18,728)
Contributions from non-controlling interest	—	—	—	—	—	—	4,554	4,554
Common stock-based compensation plans activity:
Equity-based compensation	—	—	15,906	—	—	15,906	—	15,906
Proceeds from options exercised	—	296	(168)	—	—	128	—	128
Shares withheld for employee taxes related to vested restricted stock and stock units	5	(2,993)	(5)	—	—	(2,993)	—	(2,993)
Balance at December 31, 2019	$823	$(180,912)	$1,185,116	$(279,956)	$(19,854)	$705,217	$11,363	$716,580
Net loss	—	—	—	(114,094)	—	(114,094)	(1,028)	(115,122)
Unrealized gain on derivatives	—	—	—	—	3,053	3,053	—	3,053
Foreign currency translation adjustment	—	—	—	—	1,391	1,391	—	1,391
Pension and post-retirement liability	—	—	—	—	6,931	6,931	—	6,931
Cash dividend declared ($0.02 per share)	—	—	—	(1,446)	—	(1,446)	—	(1,446)
Contributions from non-controlling interest	—	—	—	—	—	—	1,196	1,196
Common stock-based compensation plans activity:
Equity-based compensation	—	—	14,911	—	—	14,911	—	14,911
Shares withheld for employee taxes related to vested restricted stock and stock units	4	(703)	(4)	—	—	(703)	—	(703)
Balance at December 31, 2020	$827	$(181,615)	$1,200,023	$(395,496)	$(8,479)	$615,260	$11,531	$626,791
Net loss	—	—	—	(33,761)	—	(33,761)	(560)	(34,321)
Foreign currency translation adjustment	—	—	—	—	(1,000)	(1,000)	—	(1,000)
Pension and post-retirement liability	—	—	—	—	9,828	9,828	—	9,828
Cash dividends	—	—	—	(3)	—	(3)	—	(3)
Distributions to non-controlling interest	—	—	—	—	—	—	(1,103)	(1,103)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	18,809	—	—	18,809	—	18,809
Proceeds from options exercised	—	344	(239)	—	—	105	—	105
Shares withheld for employee taxes related to vested restricted stock and stock units	18	(5,023)	(18)	—	—	(5,023)	—	(5,023)
Balance at December 31, 2021	$845	$(186,294)	$1,218,575	$(429,260)	$349	$604,215	$9,868	$614,083

U.S. SILICA HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Operating activities:
Net loss	$(34,321)	$(115,122)	$(329,757)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Undistributed loss from equity method investment, net	34,074	115,079	330,617
Changes in assets and liabilities, net of effects of acquisitions:
Accounts payable and accrued liabilities	(236)	155	(88)
Net cash (used in) provided by operating activities	(483)	112	772
Investing activities:
Investment in subsidiary	—	—	—
Net cash used in investing activities	—	—	—
Financing activities:
Dividends paid	(26)	(6,185)	(18,592)
Proceeds from options exercised	105	—	128
Tax payments related to shares withheld for vested restricted stock and stock units	(5,023)	(703)	(2,993)
(Distributions to) contributions from non-controlling interest	(1,103)	1,196	4,554
Net financing activities with subsidiaries	6,675	582	(39,171)
Net cash provided by (used in) financing activities	628	(5,110)	(56,074)
Net increase (decrease) in cash and cash equivalents	145	(4,998)	(55,302)
Cash and cash equivalents, beginning of period	46,851	51,849	107,151
Cash and cash equivalents, end of period	$46,996	$46,851	$51,849
Supplemental cash flow information:
Cash received during the period for:
Interest	$(17)	$(210)	$(1,440)

Notes to Condensed Financial Statements of Registrant (Parent Company Only)
These condensed parent company only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, because the restricted net assets of the subsidiaries of U.S. Silica Holdings, Inc. (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of our consolidated net assets. The ability of our operating subsidiaries to pay dividends may be restricted due to the terms of our Credit Facility, as discussed in Note K - Debt to these financial statements.
These condensed parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements; the only exceptions are that (a) the parent company accounts for its subsidiaries using the equity method of accounting, (b) taxes are allocated to the parent from the subsidiary using the separate return method, and (c) intercompany loans are not eliminated. In the parent company financial statements, our investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. These condensed parent company financial statements should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.
No cash dividends were paid to the parent by its consolidated entities for the years presented in the condensed financial statements.

NOTE W— IMPAIRMENTS

We recorded impairment charges (in thousands) for the following assets:

Description	December 31, 2021	December 31, 2020	December 31, 2019
Inventories, net	$—	$6,837	$4,100
Property, plant and mine development, net	164	11,822	243,064
Operating lease right-of-use assets	—	3,406	115,443
Goodwill	—	86,100	—
Intangible assets, net	38	2,523	1,240
Total	$202	$110,688	$363,847

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

NOTE X-SUBSEQUENT EVENTS
In February 2022, we terminated a minimum purchase obligation in the amount of $9.9 million for a one-time payment of $6.5 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As noted in the COSO framework, an internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance to management and the Board of Directors regarding achievement of an entity's financial reporting objectives. Based upon the evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in its report below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
U.S. Silica Holdings, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of U.S. Silica Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 25, 2022 expressed an unqualified opinion on those financial statements.

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

Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP
Houston, Texas
February 25, 2022

ITEM 9B.	OTHER INFORMATION
Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to directors and corporate governance will be set forth under “Proposal No. 1: Election of Directors” in the 2022 Proxy Statement and is incorporated herein by reference.
The information required by this item with respect to executive officers of U.S. Silica, pursuant to instruction 3 of paragraph (b) of Item 401 of Regulation S-K, is set forth following Part I, Item 1. of this Annual Report on Form 10-K under “Executive Officers of the Registrant”.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item will be set forth under “Executive and Director Compensation” and “Report of Compensation Committee” in the 2022 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management will be set forth under “Stock Ownership” in the 2022 Proxy Statement and is incorporated herein by reference.
The information required by Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is furnished as a separate item captioned “Securities Authorized for Issuance Under Equity Compensation Plans” included in Part II, Item 5. of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth under “Transactions with Related Persons” and “Determination of Independence” in the 2022 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be set forth under “Ratification of Grant Thornton LLP as Independent Registered Public Accounting Firm for 2022” in the 2022 Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this report:
    Consolidated Financial Statements
The Consolidated Financial Statements, together with the report thereon of Grant Thornton LLP, dated February 25, 2022, are included as part of Item 8. Financial Statements and Supplementary Data.

    Financial Statement Schedules
Schedule I - Condensed Financial Information of Parent (U.S. Silica Holdings, Inc.) at December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019 is included in Note V - Parent Company Financial Statements to the Consolidated Financial Statements, included as part of Item 8. Financial Statements and Supplementary Data.

    Exhibits
The information called for by this Item is incorporated herein by reference from the Exhibit Index included in this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1#	Agreement and Plan of Merger, dated as of March 22, 2018, by and among EP Acquisition Parent, Inc. US Silica Company, Tranquility Acquisition Corp., EPMC Parent LLC, as the Stockholders' Representative, and solely for the purposes of Section 11.17, Golden Gate Private Equity, Inc.	10-Q	001-35416	2.1	April 24, 2018
3.1	Third Amended and Restated Certificate of Incorporation of U.S. Silica Holdings, Inc., effective May 4, 2017.	8-K	001-35416	3.1	May 10, 2017
3.2	Third Amended and Restated Bylaws of U.S. Silica Holdings, Inc., effective May 4, 2017.	8-K	001-35416	3.2	May 10, 2017
4.1	Specimen Common Stock Certificate.	S-1/A	333-175636	4.1	December 7, 2011
4.2	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Exchange Act	10-K	001-35416	4.2	February 25, 2020
10.1+	Third Amended and Restated 2011 Incentive Compensation Plan.	8-K	001-35416	10.1	May 14, 2021
10.2+	Form of Nonqualified Stock Option Agreement.	S-1/A	333-175636	10.17	August 29, 2011
10.3+	Form of Indemnification Agreement.	S-1/A	333-175636	10.20	December 29, 2011

10.4+	Letter Agreement, dated as of December 27, 2011, by and between William J. Kacal and U.S. Silica Holdings, Inc.	S-1/A	333-175636	10.24	December 29, 2011
10.5+	Letter Agreement, dated April 27, 2012, by and between Peter Bernard and U.S. Silica Holdings, Inc.	8-K	001-35416	10.10	May 1, 2012
10.6+	Omnibus Amendment dated February 18, 2016 to Award Agreements.	8-K	001-35416	10.3	February 23, 2016
10.7+	Form of Nonqualified Stock Option Agreement.	10-K	001-35416	10.2	February 25, 2015
10.8+	Amendment dated February 18, 2016 to Employment Agreement by and between U.S. Silica Holdings, Inc. and Bryan Shinn.	8-K	001-35416	10.2	February 23, 2016
10.9+	Omnibus Amendment dated November 3, 2016 to Award Agreements.	10-K	001-35416	10.22	February 23, 2017
10.10+	Letter Agreement, effective August 15, 2017, by and between Diane Duren and U.S. Silica Holdings, Inc.	8-K	001-35416	10.1	August 18, 2017
10.11	Third Amended and Restated Credit Agreement, dated as of May 1, 2018, by and among U.S. Silica Holdings, Inc., through its subsidiaries, USS Holdings, Inc., as guarantor, and U.S. Silica Company, as borrower, and certain of U.S. Silica’s subsidiaries as additional guarantors and BNP Paribas, as administrative agent and the lenders named therein.	8-K	001-35416	10.1	May 2, 2018
10.12	Consent and Amendment Agreement, dated as of August 23, 2019, among U.S. Silica Company and BNP Paribas, as administrative agent and the lenders named therein, amending that certain Third Amended and Restated Credit Agreement, dated as of May 1, 2018.	10-Q	001-35416	10.1	October 30, 2019
10.13+	Form of Performance Share Unit Agreement (Adjusted Cash Flow) Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan	10-Q	001-35416	10.1	May 1, 2019
10.14+	Form of Performance Share Unit Agreement (Relative TSR) Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan	10-Q	001-35416	10.2	May 1, 2019
10.15+	Form of Restricted Stock Agreement Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan.	10-Q	001-35416	10.3	May 1, 2019
10.16+	Form of Restricted Stock Unit Agreement, pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan.	10-Q	001-35416	10.1	May 1, 2020
10.17+	U.S. Silica Holdings, Inc. Amended and Restated Change in Control Severance Plan, as amended and restated April 29, 2020.	10-Q	001-35416	10.2	May 1, 2020
10.18+	Form of Performance Share Unite Agreement (Relative TSR) Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan	10-Q	001-35416	10.1	April 30, 2021
10.19+*	Letter Agreement, effective September 21, 2021, by and between Sandra Rogers and U.S. Silica Holdings, Inc.
21.1*	List of subsidiaries of U.S. Silica Holdings, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.
23.2*	Consent of Qualified Person
23.3*	Consent of Third Party Qualified Person, Lamesa Site, Lamesa, Dawson County, Texas
23.4*	Consent of Third Party Qualified Person, Ottawa Site, LaSalle County, Illinois
23.5*	Consent of Third Party Qualified Person, Colado Site, Pershing County, Nevada
23.6*	Consent of Third Party Qualified Person, Colado Site, Pershing County, Nevada
23.7*	Consent of Third Party Qualified Person, Lamesa Site, Lamesa, Dawson County, Texas
23.8*	Consent of Third Party Qualified Person, Ottawa Site, LaSalle County, Illinois
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification by Bryan A. Shinn, Chief Executive Officer.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification by Donald A. Merril, Chief Financial Officer.
32.1*	Section 1350 Certification by Bryan A. Shinn, Chief Executive Officer.
32.2*	Section 1350 Certification by Donald A. Merril, Chief Financial Officer.
95.1*	Mine Safety Disclosure.
96.1*	Technical Report Summary, Ottawa Site, LaSalle County, Illinois
96.2*	Technical Report Summary, Colado Site, Pershing County, Nevada
96.3*	Technical Report Summary, Lamesa Site, Lamesa, Dawson County, Texas
101*	101.INS XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
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
Not applicable.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of February, 2022.

U.S. Silica Holdings, Inc.

/s/ BRYAN A. SHINN
Name:	Bryan A. Shinn
Title:	Chief Executive Officer
    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ BRYAN A. SHINN	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2022
Bryan A. Shinn

/S/ DONALD A. MERRIL	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2022
Donald A. Merril

/S/ CHARLES SHAVER	Chairman of the Board	February 25, 2022
Charles Shaver

/S/ PETER BERNARD	Director	February 25, 2022
Peter Bernard

/s/ DIANE DUREN	Director	February 25, 2022
Diane Duren

/S/ WILLIAM J. KACAL	Director	February 25, 2022
William J. Kacal

/s/ SANDRA ROGERS	Director	February 25, 2022
Sandra Rogers

S-1