Form 10-Q
period 2022-03-31
U.S. SILICA HOLDINGS, INC.
filed 2022-04-29
CIK 1524741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☑
As of April 22, 2022, 75,477,339 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

U.S. SILICA HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2022

PART I-FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; dollars in thousands)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$239,768	$239,425
Accounts receivable, net	198,835	202,759
Inventories, net	123,784	115,713
Prepaid expenses and other current assets	14,525	18,018
Total current assets	576,912	575,915
Property, plant and mine development, net	1,228,071	1,258,646
Lease right-of-use assets	41,751	42,241
Goodwill	185,649	185,649
Intangible assets, net	147,694	150,054
Other assets	7,620	7,095
Total assets	$2,187,697	$2,219,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$162,970	$167,670
Current portion of operating lease liabilities	13,158	14,469
Current portion of long-term debt	16,303	18,285
Current portion of deferred revenue	2,643	4,247
Income tax payable	8,866	1,200
Total current liabilities	203,940	205,871
Long-term debt, net	1,191,980	1,193,135
Deferred revenue	16,491	16,494
Liability for pension and other post-retirement benefits	28,843	32,935
Deferred income taxes, net	30,388	44,774
Operating lease liabilities	71,355	75,130
Other long-term liabilities	33,906	37,178
Total liabilities	1,576,903	1,605,517
Commitments and Contingencies (Note M)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; zero issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 85,341,383 issued and 75,434,553 outstanding at March 31, 2022; 84,746,194 issued and 75,033,352 outstanding at December 31, 2021	851	845
Additional paid-in capital	1,222,780	1,218,575
Retained deficit	(437,641)	(429,260)
Treasury stock, at cost, 9,906,830 and 9,712,842 shares at March 31, 2022 and December 31, 2021, respectively	(188,092)	(186,294)
Accumulated other comprehensive income	3,502	349
Total U.S. Silica Holdings, Inc. stockholders’ equity	601,400	604,215
Non-controlling interest	9,394	9,868
Total stockholders' equity	610,794	614,083
Total liabilities and stockholders’ equity	$2,187,697	$2,219,600
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Sales:
Product	$233,234	$191,390
Service	71,653	43,026
Total sales	304,887	234,416
Cost of sales (excluding depreciation, depletion and amortization):
Product	173,608	142,797
Service	53,261	34,192
Total cost of sales (excluding depreciation, depletion and amortization)	226,869	176,989
Operating expenses:
Selling, general and administrative	40,110	26,224
Depreciation, depletion and amortization	37,749	41,348
Goodwill and other asset impairments	—	38
Total operating expenses	77,859	67,610
Operating income (loss)	159	(10,183)
Other (expense) income:
Interest expense	(17,173)	(17,711)
Other income, net, including interest income	1,531	2,605
Total other expense	(15,642)	(15,106)
Loss before income taxes	(15,483)	(25,289)
Income tax benefit	6,969	4,354
Net loss	$(8,514)	$(20,935)
Less: Net loss attributable to non-controlling interest	(121)	(157)
Net loss attributable to U.S. Silica Holdings, Inc.	$(8,393)	$(20,778)
Loss per share attributable to U.S. Silica Holdings, Inc.:
Basic	$(0.11)	$(0.28)
Diluted	$(0.11)	$(0.28)
Weighted average shares outstanding:
Basic	75,240	73,927
Diluted	75,240	73,927
Dividends declared per share	$—	$—
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(8,514)	$(20,935)
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax of $(98) and $(180)) for the three months ended March 31, 2022 and 2021, respectively.	(309)	(569)
Pension and other post-retirement benefits liability adjustment (net of tax of $1,084 and $3,234) for the three months ended March 31, 2022 and 2021, respectively.	3,462	10,151
Comprehensive loss	$(5,361)	$(11,353)
Less: Comprehensive loss attributable to non-controlling interest	(121)	(157)
Comprehensive loss attributable to U.S. Silica Holdings, Inc.	$(5,240)	$(11,196)
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; dollars in thousands, except per share amounts)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total U.S. Silica Holdings Inc., Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2021	$845	$(186,294)	$1,218,575	$(429,260)	$349	$604,215	$9,868	$614,083
Net loss	—	—	—	(8,393)	—	(8,393)	(121)	(8,514)
Foreign currency translation adjustment	—	—	—	—	(309)	(309)	—	(309)
Pension and post-retirement liability	—	—	—	—	3,462	3,462	—	3,462
Cash dividends	—	—	—	12	—	12	—	12
Distributions to non-controlling interest	—	—	—	—	—	—	(353)	(353)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	4,382	—	—	4,382	—	4,382
Proceeds from options exercised	—	254	(171)	—	—	83	—	83
Tax payments related to shares withheld for vested restricted stock and stock units	6	(2,052)	(6)	—	—	(2,052)	—	(2,052)
Balance at March 31, 2022	$851	$(188,092)	$1,222,780	$(437,641)	$3,502	$601,400	$9,394	$610,794

Balance at December 31, 2020	$827	$(181,615)	$1,200,023	$(395,496)	$(8,479)	$615,260	$11,531	$626,791
Net loss	—	—	—	(20,778)	—	(20,778)	(157)	(20,935)
Foreign currency translation adjustment	—	—	—	—	(569)	(569)	—	(569)
Pension and post-retirement liability	—	—	—	—	10,151	10,151	—	10,151
Cash dividend declared	—	—	—	7	—	7	—	7
Distributions to non-controlling interest	—	—	—	—	—	—	(174)	(174)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	4,143	—	—	4,143	—	4,143
Proceeds from options exercised	—	344	(239)	—	—	105	—	105
Tax payments related to shares withheld for vested restricted stock and stock units	5	(1,244)	(5)	—	—	(1,244)	—	(1,244)
Balance at March 31, 2021	$832	$(182,515)	$1,203,922	$(416,267)	$1,103	$607,075	$11,200	$618,275

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(8,514)	$(20,935)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	37,749	41,348
Goodwill and other asset impairments	—	38
Debt issuance amortization	1,253	1,271
Original issue discount amortization	255	258
Deferred income taxes	(15,312)	(4,869)
Deferred revenue	(873)	(5,132)
Gain on disposal of property, plant and equipment	(375)	(35)
Equity-based compensation	4,382	4,143
Allowance for credit losses, net of recoveries	286	10
Other	8,329	18,456
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	4,088	(4,917)
Inventories	(7,882)	(1,467)
Prepaid expenses and other current assets	3,493	(568)
Income taxes	7,666	218
Accounts payable and accrued expenses	(5,197)	9,053
Operating lease liabilities	(7,518)	(8,159)
Liability for pension and other post-retirement benefits	(4,740)	(13,602)
Other noncurrent assets and liabilities	(2,011)	(1,469)
Net cash provided by operating activities	15,079	13,642
Investing activities:
Capital expenditures	(7,030)	(3,511)
Capitalized intellectual property costs	(67)	(95)
Proceeds from sale of property, plant and equipment	714	72
Net cash used in investing activities	(6,383)	(3,534)
Financing activities:
Dividends paid	(151)	—
Proceeds from options exercised	83	105
Tax payments related to shares withheld for vested restricted stock and stock units	(2,052)	(1,244)
Payments on short-term debt	(2,212)	(2,077)
Payments on long-term debt	(3,338)	(3,200)
Distributions to non-controlling interest	(353)	(174)
Principal payments on finance lease obligations	(330)	(27)
Net cash used in financing activities	(8,353)	(6,617)
Net increase in cash and cash equivalents	343	3,491
Cash and cash equivalents, beginning of period	239,425	150,920
Cash and cash equivalents, end of period	$239,768	$154,411

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited; dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$15,702	$16,104
Taxes, net of refunds	$(20,403)	$(15,889)
Non-cash items:
Accrued capital expenditures	$121	$792
Net assets assumed in business acquisition	$—	$68
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except per share amounts)
NOTE A—ORGANIZATION AND BASIS OF PRESENTATION
Organization
U.S. Silica Holdings, Inc. (“Holdings,” and together with its subsidiaries “we,” “us” or the “Company”) is a global performance materials company and a leading producer of commercial silica used in the oil and gas industry and in a wide range of industrial applications. In addition, through our subsidiary EP Minerals, LLC ("EPM"), we are an industry leader in the production of industrial minerals, including diatomaceous earth, clay (calcium bentonite and calcium montmorillonite) and perlite. During our 122-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver products to customers across our end markets. Our operations are organized into two reportable segments based on end markets served: (1) Oil & Gas Proppants and (2) Industrial & Specialty Products. See Note S - Segment Reporting for more information on our reportable segments.
Basis of Presentation and Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements for the quarter ended March 31, 2022 included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). They do not contain certain information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021; therefore, the unaudited Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Operating results for the three-month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022. In the opinion of management, all adjustments necessary for a fair presentation have been included. Such adjustments are of a normal, recurring nature.
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
New Accounting Pronouncements Recently Adopted

None.

New Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting followed by ASU 2021-01, Reference Rate Reform (Topic 848): Scope, issued in January 2021 to provide clarifying guidance regarding the scope of Topic 848. ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Generally, the guidance is to be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. As of March 31, 2022, we have not elected to use the optional guidance and continue to evaluate the options provided by ASU 2020-04 and ASU 2021-01. See Note I - Debt for discussion of the use of the adjusted LIBOR rate in connection with borrowings under our senior secured revolving credit facility.

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
The following table shows the computation of basic and diluted earnings per share:

In thousands, except per share amounts	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss attributable to U.S. Silica Holdings, Inc.	$(8,393)	$(20,778)

Denominator:
Weighted average shares outstanding	75,240	73,927
Diluted effect of stock awards	—	—
Weighted average shares outstanding assuming dilution	75,240	73,927

Loss per share attributable to U.S. Silica Holdings, Inc.:
Basic loss per share	$(0.11)	$(0.28)
Diluted loss per share	$(0.11)	$(0.28)

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

In thousands	Three Months Ended March 31,
	2022	2021
Potentially dilutive shares excluded	1,808	1,852
Stock options excluded	541	608
Restricted stock and performance share unit awards excluded	12	50
NOTE D—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) consists of fair value adjustments associated with accumulated adjustments for net experience losses and prior service costs related to employee benefit plans and foreign currency translation adjustments, net of tax. The following table presents the changes in accumulated other comprehensive income (loss) by component (in thousands):

	For the Three Months Ended March 31, 2022
	Foreign currency translation adjustments	Pension and other post-retirement benefits liability	Total
Beginning Balance	$(417)	$766	$349
Other comprehensive (loss) gain before reclassifications	(309)	3,494	3,185
Amounts reclassified from accumulated other comprehensive income	—	(32)	(32)
Ending Balance	$(726)	$4,228	$3,502
Any amounts reclassified from accumulated other comprehensive income (loss) related to pension and other post-retirement benefits are included in the computation of net periodic benefit costs at their pre-tax amounts.
NOTE E—ACCOUNTS RECEIVABLE
Accounts receivable are recorded when billed or accrued and represent claims against third parties that will be settled in cash. The carrying value of our accounts receivable, net of the allowance for credit losses, represents their estimated net realizable value. Accounts receivable (in thousands) consisted of the following:

	March 31, 2022	December 31, 2021
Trade receivables	$201,081	$182,992
Less: Allowance for credit losses	(5,511)	(5,248)
Net trade receivables	195,570	177,744
Other receivables(1)	3,265	25,015
Total accounts receivable	$198,835	$202,759

(1) Other receivables included $0.4 million and $21.5 million at March 31, 2022 and December 31, 2021, respectively, of refunds related to NOL carryback claims filed for various tax years in accordance with certain provisions of the CARES Act.

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

The following table reflects the change of the allowance for credit losses (in thousands):

	Oil & Gas Proppants	Industrial & Specialty Products	Total
Beginning balance, December 31, 2021	$4,625	$623	$5,248
Allowance for credit losses	—	286	286
Write-offs	—	(23)	(23)
Ending balance, March 31, 2022	$4,625	$886	$5,511
Our ten largest customers accounted for 40% and 42% of total sales for the three months ended March 31, 2022 and 2021, respectively. No customers accounted for 10% or more of our total sales for the three months ended March 31, 2022 or 2021. At March 31, 2022 and December 31, 2021, none of our customers' accounts receivable represented 10% or more of our total trade accounts receivable.
NOTE F—INVENTORIES
Inventories (in thousands) consisted of the following:

	March 31, 2022	December 31, 2021
Supplies	$49,224	$45,605
Raw materials and work in process	36,542	36,529
Finished goods	38,018	33,579
Total inventories	$123,784	$115,713

NOTE G—PROPERTY, PLANT AND MINE DEVELOPMENT
Property, plant and mine development (in thousands) consisted of the following:

	March 31, 2022	December 31, 2021
Mining property and mine development	$788,441	$789,122
Asset retirement cost	19,937	22,283
Land	55,551	55,541
Land improvements	76,248	76,248
Buildings	72,252	72,207
Machinery and equipment	1,193,025	1,189,548
Furniture and fixtures	3,932	3,932
Construction-in-progress	36,264	35,060
	2,245,650	2,243,941
Accumulated depreciation, depletion, amortization and impairment charges	(1,017,579)	(985,295)
Total property, plant and mine development, net	$1,228,071	$1,258,646
Depreciation, depletion, and amortization expense related to property, plant and mine development was $34.8 million and $38.6 million for the three months ended March 31, 2022 and 2021, respectively.

NOTE H—GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill (in thousands) by business segment consisted of the following:

	Oil & Gas Proppants Segment	Industrial & Specialty Products Segment	Totals
Balance at December 31, 2021	$—	$185,649	$185,649
Impairment loss	—	—	—
Balance at March 31, 2022	$—	$185,649	$185,649

Goodwill and trade names are evaluated for impairment annually as of October 31, or more frequently when indicators of impairment exist. We evaluated events and circumstances since the date of our last qualitative assessment, including macroeconomic conditions, industry and market conditions, and our overall financial performance. There were no triggering events during the first three months of 2022, therefore, no impairment charges were recorded related to goodwill or trade names for the three months ended March 31, 2022.
The changes in the carrying amount of intangible assets (in thousands) consisted of the following:

	March 31, 2022				December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Impairments	Net	Gross Carrying Amount	Accumulated Amortization	Impairments	Net

Technology and intellectual property	$71,270	$(26,329)	$—	$44,941	$71,209	$(25,069)	$(38)	$46,102
Customer relationships	66,999	(29,186)	—	37,813	66,999	(27,987)	—	39,012
Total definite-lived intangible assets:	$138,269	$(55,515)	$—	$82,754	$138,208	$(53,056)	$(38)	$85,114
Trade names	64,240	—	—	64,240	64,240	—	—	64,240
Other	700	—	—	700	700	—	—	700
Total intangible assets:	$203,209	$(55,515)	$—	$147,694	$203,148	$(53,056)	$(38)	$150,054

Estimated useful life of technology and intellectual property is 15 years. Estimated useful life of customer relationships is a range of 13 - 20 years.

Amortization expense was $2.4 million for both the three months ended March 31, 2022 and 2021, respectively.

The estimated amortization expense related to definite-lived intangible assets (in thousands) for the five succeeding years is as follows:

2022 (remaining nine months)	$7,249
2023	$9,665
2024	$9,665
2025	$9,665
2026	$9,665

NOTE I—DEBT
Debt (in thousands) consisted of the following:

	March 31, 2022	December 31, 2021
Senior secured credit facility:
Revolver expiring May 1, 2023 (4.50% at March 31, 2022 and 4.13% at December 31, 2021)	$—	$—
Term Loan—final maturity May 1, 2025 (5.00% at March 31, 2022 and 5.00% at December 31, 2021)	1,218,662	1,222,000
Less: Unamortized original issue discount	(3,095)	(3,350)
Less: Unamortized debt issuance cost	(13,947)	(15,200)
Insurance financing notes payable	2,212	4,424
Finance leases (See Note O - Leases)	4,451	3,546
Total debt	1,208,283	1,211,420
Less: current portion	(16,303)	(18,285)
Total long-term portion of debt	$1,191,980	$1,193,135
Senior Secured Credit Facility
On May 1, 2018, we entered into a Third Amended and Restated Credit Agreement (the "Credit Agreement"), which increased our existing senior debt by entering into a new $1.380 billion senior secured credit facility, consisting of a $1.280 billion term loan (the "Term Loan") and a $100 million revolving credit facility (the "Revolver") (collectively the "Credit Facility) that may also be used for swingline loans or letters of credit, and we may elect to increase the term loan in accordance with the terms of the Credit Agreement. Borrowings under the Credit Agreement will bear interest at variable rates as determined at our election, at LIBOR or a base rate, in each case, plus an applicable margin. In addition, under the Credit Agreement, we are required to pay a per annum facility fee and fees for letters of credit. The Credit Agreement is secured by substantially all of our assets and our domestic subsidiaries' assets and a pledge of the equity interests in such entities. The Term Loan matures on May 1, 2025, and the Revolver expires May 1, 2023. We capitalized $38.7 million in debt issuance costs and original issue discount as a result of the Credit Agreement.
The Credit Facility contains covenants that, among other things, limit our ability, and certain of our subsidiaries' abilities, to create, incur or assume indebtedness and liens, to make acquisitions or investments, to sell assets and to pay dividends. The Credit Agreement also requires us to maintain a consolidated leverage ratio of no more than 3.75:1.00 as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 30% of the Revolver commitment. These covenants are subject to a number of important exceptions and qualifications. The Credit Agreement includes events of default and other affirmative and negative covenants that are usual for facilities and transactions of this type. As of March 31, 2022 and December 31, 2021, we are in compliance with all covenants in accordance with our senior secured Credit Facility.

Term Loan
At March 31, 2022, contractual maturities of our Term Loan (in thousands) are as follows:

2022 (remaining nine months)	$9,600
2023	12,800
2024	12,800
2025	1,183,462
2026	—
Thereafter	—
Total	$1,218,662
Revolving Line-of-Credit
We have a $100.0 million Revolver with zero drawn and $21.6 million allocated for letters of credit as of March 31, 2022, leaving $78.4 million available under the Revolver.
Based on our consolidated leverage ratio of 5.07:1.00 as of March 31, 2022, we may draw up to approximately $30.0 million without the consent of our lenders. With the consent of our lenders, we have access to the full availability of the Revolver.
Insurance Financing Notes Payable
During the third quarter of 2021, we renewed our insurance policies and financed the payments through notes payable with a stated interest rate of 2.9%. These payments will be made in installments throughout a nine-month period and, as such, were classified as current debt. As of March 31, 2022, the notes payable had a balance of $2.2 million.

NOTE J—ASSET RETIREMENT OBLIGATIONS
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

	Three Months Ended March 31,
	2022	2021
Beginning balance	$32,049	$24,717
Accretion	374	342
Additions and revisions of estimates	(3,126)	279
Ending balance	$29,297	$25,338
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
Cash Equivalents
Due to the short-term maturity, we believe our cash equivalent instruments at March 31, 2022 and December 31, 2021, approximated their reported carrying values.
Long-Term Debt, Including Current Maturities
We believe that the fair values of our long-term debt, including current maturities, approximated their carrying values based on their effective interest rates compared to current market rates.
NOTE L—EQUITY-BASED COMPENSATION
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

Stock Options

The following table summarizes the status of, and changes in, our stock option awards during the three months ended March 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2021	666,718	$30.84	2.4 years
Granted	—	$—
Exercised	(7,500)	$11.08
Forfeited	—	$—
Expired	(35,695)	$20.06
Outstanding at March 31, 2022	623,523	$31.70	2.3 years
Exercisable at March 31, 2022	623,523	$31.70	2.3 years
There were no grants of stock options during the three months ended March 31, 2022 and 2021.
There were 7,500 and 10,164 stock options exercised during the three months ended March 31, 2022 and 2021, respectively. The total intrinsic value of stock options exercised was $25 thousand and $44 thousand for the three months ended March 31, 2022 and 2021, respectively. Cash received from stock options exercised during the three months ended March 31, 2022 and 2021 was $83 thousand and $105 thousand, respectively. The tax benefits realized from stock option exercises were $6 thousand and $11 thousand for the three months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022 and 2021, there was no unrecognized compensation expense related to these options. We account for forfeitures as they occur.
Restricted Stock and Restricted Stock Unit Awards
The following table summarizes the status of, and changes in, our unvested restricted stock awards during the three months ended March 31, 2022:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2021	1,144,310	$8.37
Granted	588,492	$9.81
Vested	(111,829)	$11.36
Forfeited	(1,058)	$13.56
Unvested, March 31, 2022	1,619,915	$8.68
We granted 588,492 and 633,973 restricted stock and restricted stock unit awards during the three months ended March 31, 2022 and 2021, respectively. The fair value of the awards was based on the market price of our stock at date of grant.
We recognized $1.6 million and $1.6 million of equity-based compensation expense related to restricted stock and restricted stock units during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was $11.6 million of unrecognized compensation expense related to these restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 2.2 years.
We also granted cash awards during the three months ended March 31, 2020. These awards will vest over a period of three years and will be settled in cash. As such, these awards have been classified as liability instruments. We recognized $0.3 million and $0.4 million of expense related to these awards for the three months ended March 31, 2022 and 2021, respectively. The liability for these awards is included in accounts payable and other accrued expenses on our balance sheets. These awards will be remeasured at fair value each reporting period with resulting changes reflected in our income statements. Estimated unrecognized expense related to these awards is $1.2 million over a period of one year.

Performance Share Unit Awards
The following table summarizes the status of, and changes in, our performance share unit awards during the three months ended March 31, 2022:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2021	1,914,589	$9.77
Granted	920,681	$11.79
Vested	(497,401)	$14.56
Forfeited/Cancelled	(658)	$13.86
Unvested, March 31, 2022	2,337,211	$9.54
We granted 920,681 and 773,023 performance share unit awards during the three months ended March 31, 2022 and 2021, respectively. A portion of these awards was measured against total shareholder return ("TSR"), and a portion was measured against adjusted free cash flow ("ACF") targets. The grant date weighted average fair value of these awards was estimated to be $11.79 and $11.46 for the three months ended March 31, 2022 and 2021, respectively.
The number of TSR measured units that will vest will depend on the percentage ranking of our TSR compared to the TSR for each of the companies in the peer group over the three year period from January 1, 2022 through December 31, 2024 for the 2022 grant, January 1, 2021 through December 31, 2023 for the 2021 grant, and from January 1, 2020 through December 31, 2022 for the 2020 grant. The number of ACF measured units that will vest will be based on ACF achievement versus target. The ACF targets are set annually and are approved by the Board of Directors. The related compensation expense is recognized on a straight-line basis over the vesting period.
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
We recognized $2.8 million and $2.5 million of compensation expense related to performance share unit awards during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was $14.6 million of unrecognized compensation expense related to these performance share unit awards, which is expected to be recognized over a weighted-average period of 2.3 years.
We also granted cash awards during the three months ended March 31, 2020. These awards will vest over a period of three years and will be settled in cash. As such, these awards have been classified as liability instruments. We recognized $0.2 million and $0.2 million of expense related to these awards for the three months ended March 31, 2022 and 2021, respectively. The liability for these awards is included in accounts payable and other accrued expenses on our balance sheets. These awards will be remeasured at fair value each reporting period with resulting changes reflected in our income statements. Estimated unrecognized expense related to these awards is $0.4 million over a period of one year.

NOTE M—COMMITMENTS AND CONTINGENCIES
Future Minimum Annual Commitments at March 31, 2022 (in thousands):

Minimum Purchase Commitments
2022 (remaining nine months)	$6,537
2023	5,976
2024	4,295
2025	2,886
2026	2,180
Thereafter	9,288
Total future purchase commitments	$31,162
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
Other Commitments and Contingencies
Our operating subsidiary, U.S. Silica Company (“U.S. Silica”), has been named as a defendant in various product liability claims alleging silica exposure causing silicosis. During the three months ended March 31, 2022, zero new claims were brought against U.S. Silica. As of March 31, 2022, there were 42 active silica-related product liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, it is not reasonably possible that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations that exceeds the accrual amounts.
We have recorded estimated liabilities for these claims in other long-term liabilities as well as estimated recoveries under the indemnity agreement and an estimate of future recoveries under insurance in other assets on our consolidated balance sheets. As of both March 31, 2022 and December 31, 2021, other non-current assets included zero for insurance for third-party product liability claims. As of both March 31, 2022 and December 31, 2021 other long-term liabilities included $0.9 million for third-party product liability claims.
Obligations under Guarantees
We have indemnified our insurers against any loss they may incur in the event that holders of surety bonds, issued on our behalf, execute the bonds. As of March 31, 2022, there was $40.2 million in bonds outstanding, of which $36.2 million related to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to licenses, permits, and tax collection.

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
Net pension benefit cost (in thousands) consisted of the following:

	Three Months Ended March 31,
	2022	2021
Service cost	$689	$805
Interest cost	689	739
Expected return on plan assets	(1,418)	(1,429)
Net amortization and deferral	499	950
Net pension benefit costs	$459	$1,065
Net post-retirement benefit cost (in thousands) consisted of the following:

	Three Months Ended March 31,
	2022	2021
Service cost	$6	$19
Interest cost	36	102
Unrecognized prior service cost	(516)	—
Unrecognized net (gain)/loss	(34)	—
Net post-retirement benefit costs	(508)	$121
We contributed zero and $1.3 million to the qualified pension plan for the three months ended March 31, 2022 and 2021, respectively. Our best estimates of expected contributions to the pension and post-retirement medical benefit plans for the 2022 fiscal year are zero and $1.1 million, respectively.
We contribute to three multiemployer defined benefit pension plans under the terms of collective-bargaining agreements for union-represented employees. A multiemployer plan is subject to collective bargaining for employees of two or more unrelated companies. These plans allow multiple employers to pool their pension resources and realize efficiencies associated with the daily administration of the plan. Multiemployer plans are generally governed by a board of trustees composed of management and labor representatives and are funded through employer contributions. However, in most cases, management is not directly represented. Our contributions to individual multiemployer pension funds did not exceed 5% of the fund’s total contributions for the three months ended March 31, 2022 and 2021. Additionally, our contributions to multiemployer post-retirement benefit plans were immaterial for all periods presented in the accompanying condensed consolidated financial statements.
We also sponsor a defined contribution plan covering certain employees. We contribute to the plan in two ways. For certain employees not covered by the defined benefit plan, we make a contribution equal to 4% of their salary. For all other eligible employees, we make a contribution up to 6% of eligible earnings. Contributions were $1.8 million and $1.5 million for the three months ended March 31, 2022 and 2021, respectively.

NOTE O— LEASES
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
Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

Leases	Classification	March 31, 2022	December 31, 2021
Assets
Operating	Lease right-of-use assets	$37,417	$38,793
Finance	Lease right-of-use assets	4,334	3,448
Total leased assets		$41,751	$42,241
Liabilities
Current
Operating	Current portion of operating lease liabilities	$13,158	$14,469
Finance	Current portion of long-term debt	1,291	1,061
Non-current
Operating	Operating lease liabilities	71,355	75,130
Finance	Long-term debt, net	3,160	2,485
Total lease liabilities		$88,964	$93,145

Lease Term and Discount Rate
Weighted average remaining lease term:
Operating		6.7 years	6.9 years
Finance		4.2 years	3.6 years

Weighted average discount rate:
Operating		5.7%	5.7%
Finance		5.0%	5.1%
The components of lease expense (in thousands) were as follows:

Lease Costs	Classification	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Operating lease costs(1)	Cost of sales	$7,628	$8,137
Operating lease costs(2)	Selling, general and administrative	354	528
Total (3)		$7,982	$8,665

(1) Included short-term operating lease costs of $4.7 million and $3.7 million for the three months ended March 31, 2022 and 2021, respectively.
(2) Included short-term operating lease costs of $0.1 million for both the three months ended March 31, 2022 and 2021, respectively.
(3) Not included were expenses for finance leases of $0.4 million and $45 thousand for the three months ended March 31, 2022 and 2021, respectively.
Supplemental cash flow information (in thousands) related to leases was as follows:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$7,518	$8,159
Financing cash flows for finance leases	$330	$45

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$1,188	$1,306
Finance leases	$2,102	$843
Maturities of lease liabilities (in thousands) as of March 31, 2022:

	Operating leases	Finance leases
2022 (remaining nine months)	$13,004	$1,109
2023	20,958	1,469
2024	17,014	1,154
2025	13,347	805
2026	11,474	271
Thereafter	31,855	33
Total lease payments	$107,652	$4,841
Less: Interest	19,696	390
Less: Other operating expenses	3,443	—
Total	$84,513	$4,451
NOTE P— INCOME TAXES
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act) was enacted and signed into law in response to the COVID-19 pandemic. The CARES Act, among other things, permitted NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning after 2017 and before 2021. In addition, the CARES Act allowed NOLs generated after 2017 and before 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. As a result, during 2020, we carried the NOL generated in 2019 back to offset the taxable income in the 2014 tax year which generated a refund of $36.6 million. This refund was received during the second quarter of 2020. We also amended our 2018 tax return to generate an NOL by electing bonus depreciation. We then carried the NOL generated in 2018 back to offset the taxable income in prior years which generated a refund of $26.3 million, of which $4.9 million was received during the fourth quarter of 2020 and $21.1 million was received during the first quarter of 2022. At March 31, 2022, the remaining $0.4 million of this refund was included in accounts receivable in our balance sheets. The deferred tax assets related to the NOLs generated in 2018 and 2019 were recorded at the statutory income tax rate for 2018 and 2019, which was 21% for both years. As a result of the carry back of these NOLs to prior years, the NOLs will be utilized at the statutory income tax rate for pre-2018, which was 35%. This increase in the tax rate at which the 2018 and 2019 NOLs will be utilized results in a deferred tax benefit. Accordingly, for the year ended December 31, 2020, we recorded a deferred tax benefit of $22.3 million. Pursuant to ASC 740, this was recorded as a discrete component of the tax benefit.
For the three months ended March 31, 2022 and 2021, we had tax benefits of $7.0 million and $4.4 million, respectively. The effective tax rates were 45% and 17% for the three months ended March 31, 2022 and 2021, respectively. Without discrete items, which primarily consist of tax expense related to equity compensation and tax benefits related to the carryback of NOLs described above, the effective tax rates for the three months ended March 31, 2022 and 2021 would have been 48% and 24%, respectively.

During the three months ended March 31, 2022 and 2021, we recorded tax expense related to equity compensation of $0.3 million and $1.4 million, respectively.

NOTE Q— REVENUE
We consider sales disaggregated at the product and service level by business segment to depict how the nature, amount, timing and uncertainty of revenues and cash flow are impacted by changes in economic factors. The following table disaggregates our sales by major source (in thousands):

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
Category	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales
Product	$104,591	$128,643	$233,234	$78,671	$112,719	$191,390
Service	71,653	—	71,653	43,026	—	43,026
Total Sales	$176,244	$128,643	$304,887	$121,697	$112,719	$234,416

The following tables reflect the changes in our contract assets, which we classify as unbilled receivables and our contract liabilities, which we classify as deferred revenues, for the three months ended March 31, 2022 and 2021 (in thousands):

	Unbilled Receivables
	March 31, 2022	March 31, 2021
Beginning Balance	$1,957	$47,982
Reclassifications to billed receivables	(1,957)	(512)
Revenues recognized in excess of period billings	2,500	1,647
Ending Balance	$2,500	$49,117

	Deferred Revenue
	March 31, 2022	March 31, 2021
Beginning Balance	$20,741	$33,692
Revenues recognized from balances held at the beginning of the period	(1,653)	(4,256)
Revenues deferred from period collections on unfulfilled performance obligations	450	3,368
Revenues recognized from period collections	(404)	(876)
Ending Balance	$19,134	$31,928
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

Foreign Operations
The following table includes information related to our foreign operations (in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Total Sales	$25,254	$21,696
Pre-tax income	$4,813	$4,138
Net income	$3,802	$3,269
Foreign operations constituted approximately $34.2 million and $27.6 million of consolidated assets as of March 31, 2022 and 2021, respectively.

NOTE R— RELATED PARTY TRANSACTIONS
There were no related party transactions during the three months ended March 31, 2022 or 2021.
NOTE S— SEGMENT REPORTING
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
An operating segment’s performance is primarily evaluated based on segment contribution margin, which excludes selling, general, and administrative costs, corporate costs, plant capacity expansion expenses, and facility closure costs. We believe that segment contribution margin, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, segment contribution margin is a non-GAAP measure and should be considered in addition to, not a substitute for, or superior to, net income (loss) or other measures of financial performance prepared in accordance with GAAP. The other accounting policies of each of the two reportable segments are the same as those in Note B - Summary of Significant Accounting Policies to the Consolidated Financial Statements in Item 8 of our 2021 Annual Report on Form 10-K.

The following table presents sales and segment contribution margin (in thousands) for the reportable segments and other operating results not allocated to the reportable segments:

	Three Months Ended March 31,
	2022	2021
Sales:
Oil & Gas Proppants	$176,244	$121,697
Industrial & Specialty Products	128,643	112,719
Total sales	304,887	234,416
Segment contribution margin:
Oil & Gas Proppants	44,753	21,540
Industrial & Specialty Products	37,834	40,038
Total segment contribution margin	82,587	61,578
Operating activities excluded from segment cost of sales	(4,569)	(4,151)
Selling, general and administrative	(40,110)	(26,224)
Depreciation, depletion and amortization	(37,749)	(41,348)
Goodwill and other asset impairments	—	(38)
Interest expense	(17,173)	(17,711)
Other income, net, including interest income	1,531	2,605
Income tax benefit	6,969	4,354
Net loss	$(8,514)	$(20,935)
Less: Net loss attributable to non-controlling interest	(121)	(157)
Net loss attributable to U.S. Silica Holdings, Inc.	$(8,393)	$(20,778)
Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. At both March 31, 2022 and December 31, 2021, goodwill of $185.6 million has been allocated to these segments with zero allocated to Oil & Gas Proppants and $185.6 million to Industrial & Specialty Products.

NOTE T— SUBSEQUENT EVENTS
Subsequent to quarter end, we executed a minimum purchase supply agreement with an Oil & Gas Proppants segment customer. This agreement included a $20.0 million capacity reservation fee, which we will receive in cash during the second quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as the consolidated financial statements, the accompanying notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Annual Report").

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
During our 122-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 600 diversified product types to customers across our end markets. As of March 31, 2022, we operated 24 production facilities across the United States. We control 483 million tons of reserves of commercial silica, which we believe can be processed to make 193 million tons of finished products that meet API frac sand specifications, and 82 million tons of reserves of diatomaceous earth, perlite, and clays.
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

Recent Trends and Outlook
Oil and gas proppants end market trends

Our operations in our Oil & Gas Proppants segment are materially dependent on the levels of activity in natural gas and oil exploration, development and production, which are affected by trends in natural gas and oil prices. In recent years, natural gas and oil prices and, therefore, the level of exploration, development and production activity, have experienced significant volatility.
During 2020, the COVID-19 pandemic and related economic repercussions, coupled with an inadequate supply response and exacerbated by the lack of global storage capacity, resulted in a precipitous decline in crude oil prices. Demand for our proppant and logistics services declined as our customers reduced their capital budgets and drilling operations in response to lower oil prices. During 2021, crude oil prices rebounded from 2020, with the West Texas Intermediate price of crude oil increasing 55% during the year. This resulted in strong well completion activity and improved pricing for our Oil & Gas Proppants segment. Strong customer demand and favorable pricing in this segment have continued through the first quarter of 2022.

Sales increased by 11% or $17.6 million in our Oil & Gas Proppants segment during the three months ended March 31, 2022 compared to the three months ended December 31, 2021. This was due primarily to higher energy prices and a rebound in overall well completion activity. Our results for the three month period ended March 31, 2022 in this segment are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022.

Amounts in thousands, except per ton data	Three Months Ended		Percentage Change
Oil & Gas Proppants	March 31, 2022	December 31, 2021	March 31, 2022 vs. December 31, 2021
Sales	$176,244	$158,606	11%
Tons Sold	3,060	3,096	(1)%
Average Selling Price per Ton	$57.60	$51.23	12%

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
Industrial and specialty products end market trends
Demand in the industrial and specialty products end markets has been relatively stable in recent years and is primarily influenced by key macroeconomic drivers such as housing starts, population growth, light vehicle sales, beer and wine production, repair and remodel activity and industrial production. The primary end markets served by our Industrial & Specialty Products segment are building and construction products, fillers and extenders, filtration, glassmaking, absorbents, foundry, and sports and recreation. We have been increasing our value-added product offerings in the industrial and specialty products end markets organically as well as through acquisitions, such as White Armor and EPM. Additionally, we have increased our focus on the alternative energy markets and products necessary for the supply chains of solar panels, renewable diesel and wind turbines. Sales of these new higher margin products have increased our Industrial & Specialty Products segment's profitability.
The COVID-19 pandemic has caused severe economic, market and other disruptions worldwide, which began to affect our Industrial & Specialty Products segment in the second quarter of 2020. Even as the COVID-19 pandemic subsides, we may continue to experience adverse impacts in this segment as a result of any long-term impacts resulting from the pandemic in the relevant markets.
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
    Our ten largest customers accounted for 40% and 42% of total sales for the three months ended March 31, 2022 and 2021, respectively. No customers accounted for 10% or more of our total sales for the three months ended March 31, 2022 or 2021. At March 31, 2022 and December 31, 2021, none of our customers' accounts receivable represented 10% or more of our total trade accounts receivable.
    For a limited number of customers, we sell under long-term, minimum purchase supply agreements. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge and that our customers will pay for each product. Prices under these agreements are generally fixed and subject to certain contractual adjustments. Sometimes these agreements may undergo negotiations regarding pricing and volume requirements, particularly in volatile market conditions. When these negotiations occur, we may deliver sand at prices or at volumes below the requirements in our existing supply agreements. An executed order specifying the type and quantity of product to be delivered, in combination with the noted agreements, comprise our contracts in these arrangements. Selling more tons under supply contracts enables us to be more efficient from a production, supply chain and logistics standpoint. As discussed in Part I, Item 1A., Risk Factors of our 2021 Annual Report, these customers may not continue to purchase the same levels of product in the future due to a variety of reasons, contract requirements notwithstanding.
    As of March 31, 2022, we had seven minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2022 and 2034. As of March 31, 2021, we had 11 minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2021 and 2034. Collectively, sales to customers with minimum purchase supply agreements accounted for 31% and 55% of Oil & Gas Proppants segment sales during the three months ended March 31, 2022 and 2021, respectively.

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
    Segment contribution margin is not a measure of our financial performance under GAAP and should not be considered as an alternative or superior to measures derived in accordance with GAAP. Our measure of segment contribution margin is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation. For more information about segment contribution margin, including a reconciliation of this measure to its most directly comparable GAAP financial measure, net income (loss), see Note S - Segment Reporting to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.
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

    The following table sets forth a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA:

(amounts in thousands)	Three Months Ended March 31,
	2022	2021
Net loss attributable to U.S. Silica Holdings, Inc.	$(8,393)	$(20,778)
Total interest expense, net of interest income	17,153	15,803
Provision for taxes	(6,969)	(4,354)
Total depreciation, depletion and amortization expenses	37,749	41,348
EBITDA	39,540	32,019
Non-cash incentive compensation (1)	4,657	4,574
Post-employment expenses (excluding service costs) (2)	(701)	363
Merger and acquisition related expenses (3)	1,868	194
Plant capacity expansion expenses (4)	46	41
Contract termination expenses (5)	6,500	—
Goodwill and other asset impairments (6)	—	38
Business optimization projects (7)	11	39
Facility closure costs (8)	490	502
Other adjustments allowable under the Credit Agreement (9)	492	546
Adjusted EBITDA	$52,903	$38,316

(1)	Reflects equity-based and other equity-related compensation expense.
(2)
Includes net pension cost and net post-retirement cost relating to pension and other post-retirement benefit obligations during the applicable period, but in each case excluding the service cost relating to benefits earned during such period. Non-service net periodic benefit costs are not considered reflective of our operating performance because these costs do not exclusively originate from employee services during the applicable period and may experience periodic fluctuations as a result of changes in non-operating factors, including changes in discount rates, changes in expected returns on benefit plan assets, and other demographic actuarial assumptions. See Note N - Pension and Post-Retirement Benefits to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

(3)	Merger and acquisition related expenses include legal fees, professional fees, bank fees, severance costs, and other employee related costs. While these costs are not operational in nature and are not expected to continue for any singular transaction on an ongoing basis, similar types of costs, expenses and charges have occurred in prior periods and may recur in the future as we continue to integrate prior acquisitions and pursue any future acquisitions.
(4)	Plant capacity expansion expenses include expenses that are not inventoriable or capitalizable as related to plant expansion projects greater than $5 million in capital expenditures or plant start up projects. While these expenses are not operational in nature and are not expected to continue for any singular project on an ongoing basis, similar types of expenses have occurred in prior periods and may recur in the future if we continue to pursue future plant capacity expansions.
(5)	Reflects contract termination expenses related to strategically exiting a supplier service contract. While these expenses are not operational in nature and are not expected to continue for any singular event on an ongoing basis, similar types of expenses have occurred in prior periods and may recur in the future as we continue to strategically evaluate our contracts.
(6)	The three months ended March 31, 2022 and 2021 reflect zero and $38 thousand of asset impairments.
(7)	Reflects costs incurred related to business optimization projects within our corporate center, which aim to measure and improve the efficiency, productivity and performance of our organization. While these costs are not operational in nature and are not expected to continue for any singular project on an ongoing basis, similar types of expenses may recur in the future.
(8)	Reflects costs incurred related to idled sand facilities and closed corporate offices, including severance costs and remaining contracted costs such as office lease costs, maintenance, and utilities. While these costs are not operational in nature and are not expected to continue for any singular event on an ongoing basis, similar types of expenses may recur in the future.
(9)	Reflects miscellaneous adjustments permitted under the Credit Agreement, such as recruiting fees and relocation costs. The three months ended March 31, 2022 also included costs related to weather events and supplier and logistical issues of $0.8 million, severance restructuring of $0.1 million, an adjustment to non-controlling interest of $0.1 million, partially offset by proceeds of the sale of assets of $0.5 million. The three months ended March 31, 2021 also included $0.8 million related to expenses incurred with severe winter storms during the first quarter, partially offset by $0.1
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
    As of March 31, 2022, we were in compliance with all covenants under our Credit Facility, and our Revolver usage was zero (not including $21.6 million allocated for letters of credit). Since the Revolver usage did not exceed 30% of the Revolver commitment, the consolidated leverage ratio covenant did not apply. Based on our consolidated leverage ratio of 5.07:1.00 as of March 31, 2022, we may draw up to approximately $30.0 million without the consent of our lenders. With the consent of our lenders, we have access to the full availability of the Revolver. The calculation of the consolidated leverage ratio incorporates the Adjusted EBITDA-trailing twelve months as follows:

(All amounts in thousands, except calculated ratio)	March 31, 2022

Total debt	$1,203,832
Finance leases	4,451
Total consolidated debt	$1,208,283

Adjusted EBITDA-trailing twelve months	$238,063
Pro forma Adjusted EBITDA including impact of acquisitions (1)	—
Other adjustments for covenant calculation (2)	252
Total Adjusted EBITDA-trailing twelve months for covenant calculation	$238,315

Consolidated leverage ratio(3)	5.07

(1)	Covenant calculation allows for the Adjusted EBITDA-trailing twelve months to include the impact of acquisitions on a pro forma basis.
(2)	Covenant calculation excludes activity at legal entities above the operating company, which is mainly interest income offset by public company operating expenses.
(3)	Calculated by dividing total consolidated debt by total Adjusted EBITDA-trailing twelve months for covenant calculation.

Results of Operations for the Three Months Ended March 31, 2022 and 2021
Sales

(In thousands except per ton data)	Three Months Ended March 31,		Percent Change
	2022	2021	2022 vs. 2021
Sales:
Oil & Gas Proppants	$176,244	$121,697	45%
Industrial & Specialty Products	128,643	112,719	14%
Total sales	$304,887	$234,416	30%
Tons:
Oil & Gas Proppants	3,060	2,577	19%
Industrial & Specialty Products	1,074	984	9%
Total Tons	4,134	3,561	16%
Average Selling Price per Ton:
Oil & Gas Proppants	$57.60	$47.22	22%
Industrial & Specialty Products	$119.78	$114.55	5%
Overall Average Selling Price per Ton	$73.75	$65.83	12%

Total sales increased 30% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, driven by a 16% increase in total tons sold and a 12% increase in overall average selling price.
The increase in total sales was mainly driven by Oil & Gas Proppants sales, which increased 45% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Oil & Gas Proppants average selling price increased 22% and tons sold increased 19%. This increase is due to higher energy prices and a rebound in overall well completion activity.
The increase in total sales was also partially driven by Industrial & Specialty Products sales, which increased 14% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Industrial & Specialty Products tons sold increased 9% and average selling price increased by 5%. The increase is due to overall improved economic conditions.
Cost of Sales (excluding depreciation, depletion, and amortization)
Cost of sales increased by $49.9 million, or 28%, to $226.9 million for the three months ended March 31, 2022 compared to $177.0 million for the three months ended March 31, 2021. These changes resulted from the main components of cost of sales as discussed below. As a percentage of sales, cost of sales represented 74% for the three months ended March 31, 2022 compared to 76% for the same period in 2021.
We incurred $100.3 million and $78.2 million of transportation and related costs for the three months ended March 31, 2022 and 2021, respectively. The $22.1 million increase was mainly due to increased volumes, increased carrier costs for SandBox and increased rail car and barge rates. As a percentage of sales, transportation and related costs represented 33% for both the three months ended March 31, 2022 and 2021.
We incurred $39.9 million and $34.1 million of operating labor costs for the three months ended March 31, 2022 and 2021, respectively. The $5.8 million increase in labor cost was mainly due to increased headcount to support increased production and cost of living and merit increases. As a percentage of sales, operating labor costs represented 13% for the three months ended March 31, 2022 compared to 15% for the same period in 2021.
We incurred $18.6 million and $12.0 million of electricity and drying fuel (principally natural gas) costs for the three months ended March 31, 2022 and 2021, respectively. The $6.6 million increase in electricity and drying fuel costs was mainly due to increased volumes produced and increased natural gas prices. As a percentage of sales, electricity and drying fuel costs represented 6% and 5% for the three months ended March 31, 2022 and 2021, respectively.
We incurred $19.6 million and $14.0 million of maintenance and repair costs for the three months ended March 31, 2022 and 2021, respectively. The $5.6 million increase in maintenance and repair costs is mainly due to an increase in maintenance projects as production increased. As a percentage of sales, maintenance and repair costs represented 6% for both the three months ended March 31, 2022 and 2021, respectively.
Segment Contribution Margin
Industrial & Specialty Products contribution margin decreased by $2.2 million to $37.8 million for the three months ended March 31, 2022 compared to $40.0 million for the three months ended March 31, 2021, driven by an $18.1 million increase in cost of sales, offset by a $15.9 million increase in revenue.
Oil & Gas Proppants contribution margin increased by $23.3 million to $44.8 million for the three months ended March 31, 2022 compared to $21.5 million for the three months ended March 31, 2021, driven by a $54.5 million increase in sales, offset by a $31.3 million increase in cost of sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $13.9 million, or 53%, to $40.1 million for the three months ended March 31, 2022 compared to $26.2 million for the three months ended March 31, 2021. The increase was primarily due to fees related to the termination of a supplier contract, increased legal expenses, and increases in compensation due to merit increases and headcount increased due to increased business activity.
    In total, our selling, general and administrative expenses represented approximately 13% and 11% of our sales for the three months ended March 31, 2022 and 2021, respectively.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense decreased by $3.6 million, or 9%, to $37.7 million for the three months ended March 31, 2022 compared to $41.3 million for the three months ended March 31, 2021 primarily due to certain assets fully depreciating at the end of 2021. Depreciation, depletion and amortization expense represented approximately 12% and 18% of our sales for the three months ended March 31, 2022 and 2021, respectively.
Goodwill and Other Asset Impairments
During the three months ended March 31, 2022, we recorded no asset impairment charges. During the three months ended March 31, 2021, we recorded $38.0 thousand of asset impairment charges.
Operating Income (Loss)
Operating income for the three months ended March 31, 2022 was $0.2 million compared to operating loss of $10.2 million for the three months ended March 31, 2021. The change was mainly driven by a 30% increase in sales and a 9% decrease in depreciation, depletion and amortization expense, partially offset by a 28% increase in cost of sales and a 53% increase in selling, general and administrative expenses.
Interest Expense
Interest expense decreased by $0.5 million, or 3%, to $17.2 million for the three months ended March 31, 2022 compared to $17.7 million for the three months ended March 31, 2021, primarily due to the payoff of the revolver balance.
Other (Expense) Income, Net, Including Interest Income
Other income, net, decreased by $1.1 million, to $1.5 million for the three months ended March 31, 2022 compared to $2.6 million for the three months ended March 31, 2021, due primarily to a decrease in interest income, partially offset by an adjustment in non-service pension costs.

Provision for Income Taxes
For the three months ended March 31, 2022 and 2021, we had tax benefits of $7.0 million and $4.4 million, respectively. The effective tax rates were 45% and 17% for the three months ended March 31, 2022 and 2021, respectively. Without discrete items, which primarily consist of tax expense related to equity compensation and tax benefits related to the carryback of NOLs, the effective tax rates for the three months ended March 31, 2022 and 2021 would have been 48% and 24%, respectively.
During the three months ended March 31, 2022 and 2021, we recorded tax expense related to equity compensation of $0.3 million and $1.4 million, respectively.
Net Income (Loss)
Net income (loss) attributable to U.S. Silica Holdings, Inc., were net losses of $8.4 million and $20.8 million for the three months ended March 31, 2022 and 2021, respectively. The year over year changes were due to the factors noted above.
Liquidity and Capital Resources
Overview
    Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to return cash to our stockholders, and to pay for acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through cash on hand, borrowings under our credit facilities, or equity issuances. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of March 31, 2022, our working capital was $373.0 million and we had $78.4 million of availability under the Revolver. Based on our consolidated leverage ratio of 5.07:1.00 as of March 31, 2022, we may draw up to approximately $30.0 million without the consent of our lenders. With the consent of our lenders, we have access to the full availability of the Revolver.
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
    Management and our Board of Directors remain committed to evaluating additional ways of creating shareholder value. Any determination to pay dividends or other distributions in cash, stock, or property in the future or otherwise return capital to our stockholders, including decisions about existing or new share repurchase programs, will be at the discretion of our Board of Directors and will be dependent on then-existing conditions, including industry and market conditions, our financial condition, results of operations, liquidity and capital requirements, contractual restrictions including restrictive covenants contained in debt agreements, and other factors. Additionally, because we are a holding company, our ability to pay dividends on our common stock may be limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us, including restrictions under the terms of the agreements governing our indebtedness. During the second quarter of 2020, our Board of Directors determined that it was not in the best interest of our shareholders to issue a dividend and we have not issued dividends subsequently. We do not have plans to resume issuing dividends.
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

The following table provides net debt (in thousands):

	March 31, 2022	December 31, 2021
Total Debt	$1,208,283	$1,211,420
Less:
Cash and cash equivalents	239,768	239,425
Net Debt	$968,515	$971,995
Total Debt:
Total debt was $1.21 billion and $1.21 billion as of March 31, 2022 and December 31, 2021, respectively. The decrease was primarily due to principal payments of the Term Loan and insurance financing notes payable, offset partially by an increase in finance leases.
Cash and Cash Equivalents:
Cash and cash equivalents were $239.8 million and $239.4 million as of March 31, 2022 and December 31, 2021, respectively.
Cash Flow Analysis
    A summary of operating, investing and financing activities (in thousands) is shown in the following table:

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$15,079	$13,642
Investing activities	(6,383)	(3,534)
Financing activities	(8,353)	(6,617)
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
Net cash provided by operating activities was $15.1 million for the three months ended March 31, 2022. This was mainly due to an $8.5 million net loss adjusted for non-cash items, including $37.7 million in depreciation, depletion and amortization, $15.3 million in deferred income taxes, $4.4 million in equity-based compensation, $0.9 million in deferred revenue, and $9.7 million in other miscellaneous non-cash items. Also contributing to the change was a $4.1 million decrease in accounts receivable, a $7.9 million increase in inventories, a $3.5 million decrease in prepaid expenses and other current assets, a $5.2 million decrease in accounts payable and accrued liabilities, a $7.5 million decrease in lease liabilities, and a $0.9 million change in other operating assets and liabilities.
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
Net cash used in investing activities was $6.4 million for the three months ended March 31, 2022. This was due to capital expenditures of $7.0 million offset by $0.7 million in proceeds from the sale of property, plant and equipment. Capital expenditures for the three months ended March 31, 2022 were primarily related to facility improvement and maintenance projects, and other environmental and health and safety projects.
Net cash used in investing activities was $3.5 million for the three months ended March 31, 2021. This was mainly due to capital expenditures of $3.5 million and capitalized intellectual property costs of $0.1 million, offset by $0.1 million in proceeds from the sale of property, plant and equipment.
Subject to our continuing evaluation of market conditions, we anticipate that our capital expenditures in 2022 will be approximately $40 million to $60 million, which will primarily be associated with maintenance, cost improvement capital projects, and various growth projects. We expect to fund our capital expenditures through cash on our balance sheet, cash generated from our operations, and cash generated from financing activities.
Net Cash Used in / Provided by Financing Activities
Financing activities consist primarily of equity issuances, dividend payments, share repurchases, borrowings and repayments related to the Revolver and Term Loan, as well as fees and expenses paid in connection with our credit facilities.
Net cash used in financing activities was $8.4 million for the three months ended March 31, 2022. This was mainly due to $2.2 million of short-term debt payments, $3.3 million of long-term debt payments, $0.3 million of distributions to a non-controlling interest, $0.3 million of principal payments on finance leases, and $2.1 million of tax payments related to shares withheld for vested restricted stock and stock units.
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
Contractual Obligations
There have been no significant changes outside of the ordinary course of business to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2021 Annual Report. For more details on future minimum annual purchase commitments and operating leases commitments, please see accompanying Note M - Commitments and Contingencies and Note O - Leases to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Environmental Matters
We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. As of March 31, 2022, we had $29.3 million accrued for future reclamation costs, as compared to $32.0 million as of December 31, 2021.
We discuss certain environmental matters relating to our various production and other facilities, certain regulatory requirements relating to human exposure to crystalline silica and our mining activity and how such matters may affect our business in the future under Item 1, "Business", Item 1A, “Risk Factors”, Item 3, “Legal Proceedings” and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Environmental Matters" in our 2021 Annual Report.
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
A summary of our significant accounting policies, including certain critical accounting policies and estimates, are included in Note B - Summary of Significant Accounting Policies to the Consolidated Financial Statements in Item 8 of our 2021 Annual Report on Form 10-K. Management believes that the application of these policies on a consistent basis enables us to provide the users of the Consolidated Financial Statements with useful and reliable information about our operating results and financial condition.
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
Market Risk
We are exposed to certain market risks, which exist as a part of our ongoing business operations. Such risks arise from adverse changes in market rates, prices and conditions. We address such market risks in “Recent Trends and Outlook” and "How We Generate Our Sales" in Item 2. of this Quarterly Report on Form 10-Q.
Interest Rate Risk
We are exposed to interest rate risk arising from adverse changes in interest rates. As of March 31, 2022, we had $1.219 billion of debt outstanding under the Credit Agreement. Assuming LIBOR is greater than the 1.0% minimum base rate on the Term Loan, a hypothetical increase in interest rates by 1.0% would have changed our interest expense by $12.2 million per year.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our existing internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As a result of the above developments, the filing rate of new claims against us over the past few years has decreased to below pre-2001 levels, and we were named as a defendant in two, one, and one new silicosis cases filed in 2021, 2020, and 2019, respectively. During the three months ended March 31, 2022, zero new claims were brought against U.S. Silica. As of March 31, 2022, there were 42 active silica-related product liability claims pending in which U.S. Silica is a defendant. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for both our predecessors that cover certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to certain insurance). As a result of a settlement with a former owner and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf.
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
For more information regarding silica-related litigation, see Part I, Item 1A. Risk Factors of our 2021 Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors in our 2021 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchase Program
The following table presents the total number of shares of our common stock that we repurchased during the first quarter of 2022, the average price paid per share, the number of shares that we repurchased as part of our share repurchase program, and the approximate dollar value of shares that still could have been repurchased at the end of the applicable fiscal period pursuant to our share repurchase program:

Period	Total Number of Shares Withheld or Forfeited (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
January 1, 2022 - January 31, 2022	6,397	$11.86	—	126,540,060
February 1, 2022 - February 28, 2022	195,091	$10.13	—	126,540,060
March 1, 2022 - March 31, 2022	(7,500)	$—	—	126,540,060
Total	193,988	$10.19	—

(1)	In May 2018, our Board of Directors authorized and announced the repurchase of up to $200 million of our common stock from time to time on the open market or in privately negotiated transactions. Stock repurchases, if any, will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. As of March 31, 2022, we have repurchased a total of 5,036,139 shares of our common stock at an average price of $14.59.
(2)	Shares withheld by U.S. Silica to pay taxes due upon the vesting of employee restricted stock and restricted stock units for the months ended January 31, February 28, and March 31, 2022, respectively.

We did not repurchase any shares of common stock under our share repurchase program during the three months ended March 31, 2022.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
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

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of U.S. Silica Holdings, Inc., effective May 4, 2017.	8-K	001-35416	3.1	May 10, 2017
3.2	Third Amended and Restated Bylaws of U.S. Silica Holdings, Inc., effective May 4, 2017.	8-K	001-35416	3.2	May 10, 2017
10.1+*	Form of Restricted Stock Unit Agreement Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan
10.2+*	Form of Performance Share Unit Agreement (Relative TSR) Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan
10.3+*	Form of Performance Share Unit Agreement (Adjusted Cash Flow) Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification by Bryan A. Shinn, Chief Executive Officer.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification by Donald A. Merril, Chief Financial Officer.
32.1#	Section 1350 Certification by Bryan A. Shinn, Chief Executive Officer.
32.2#	Section 1350 Certification by Donald A. Merril, Chief Financial Officer.
95.1*	Mine Safety Disclosure.
101*	101.INS XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH Inline XBRL Taxonomy Extension Schema
101.CAL Inline XBRL Taxonomy Extension Calculation
101.LAB Inline XBRL Taxonomy Extension Labels
101.PRE Inline XBRL Taxonomy Extension Presentation
101.DEF Inline XBRL Taxonomy Extension Definition
104*	Cover Page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Inline XBRL (and contained in Exhibit 101)

+	Management contract or compensatory plan/arrangement
*	Filed herewith
#	Furnished herewith
We will furnish to any of our stockholders a copy of any of the above exhibits upon the written request of such stockholder.

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of April 2022.

U.S. Silica Holdings, Inc.

/s/ DONALD A. MERRIL
Name:	Donald A. Merril
Title:	Executive Vice President & Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

S-1