Form 10-Q
period 2022-06-30
U.S. SILICA HOLDINGS, INC.
filed 2022-07-29
CIK 1524741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☑
As of July 22, 2022, 75,555,554 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

U.S. SILICA HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2022

PART I-FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; dollars in thousands except share information)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$312,379	$239,425
Accounts receivable, net	225,110	202,759
Inventories, net	133,371	115,713
Prepaid expenses and other current assets	13,393	18,018
Total current assets	684,253	575,915
Property, plant and mine development, net	1,208,738	1,258,646
Lease right-of-use assets	46,138	42,241
Goodwill	185,649	185,649
Intangible assets, net	145,484	150,054
Other assets	8,849	7,095
Total assets	$2,279,111	$2,219,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$200,945	$167,670
Current portion of operating lease liabilities	16,843	14,469
Current portion of long-term debt	14,232	18,285
Current portion of deferred revenue	14,131	4,247
Income tax payable	2,177	1,200
Total current liabilities	248,328	205,871
Long-term debt, net	1,190,327	1,193,135
Deferred revenue	22,151	16,494
Liability for pension and other post-retirement benefits	31,974	32,935
Deferred income taxes, net	46,569	44,774
Operating lease liabilities	71,161	75,130
Other long-term liabilities	34,167	37,178
Total liabilities	1,644,677	1,605,517
Commitments and Contingencies (Note M)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; zero issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 85,422,206 issued and 75,546,821 outstanding at June 30, 2022; 84,746,194 issued and 75,033,352 outstanding at December 31, 2021	852	845
Additional paid-in capital	1,226,484	1,218,575
Retained deficit	(414,745)	(429,260)
Treasury stock, at cost, 9,875,385 and 9,712,842 shares at June 30, 2022 and December 31, 2021, respectively	(186,826)	(186,294)
Accumulated other comprehensive (loss) income	(281)	349
Total U.S. Silica Holdings, Inc. stockholders’ equity	625,484	604,215
Non-controlling interest	8,950	9,868
Total stockholders' equity	634,434	614,083
Total liabilities and stockholders’ equity	$2,279,111	$2,219,600
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales:
Product	$290,325	$268,087	$523,559	$459,477
Service	98,188	49,214	169,841	92,240
Total sales	388,513	317,301	693,400	551,717
Cost of sales (excluding depreciation, depletion and amortization):
Product	199,744	153,962	373,352	296,759
Service	69,152	38,993	122,413	73,185
Total cost of sales (excluding depreciation, depletion and amortization)	268,896	192,955	495,765	369,944
Operating expenses:
Selling, general and administrative	34,817	27,509	74,927	53,733
Depreciation, depletion and amortization	34,715	41,165	72,464	82,513
Goodwill and other asset impairments	—	—	—	38
Total operating expenses	69,532	68,674	147,391	136,284
Operating income	50,085	55,672	50,244	45,489
Other (expense) income:
Interest expense	(17,430)	(17,918)	(34,603)	(35,629)
Other income (expense), net, including interest income	2,099	(186)	3,630	2,419
Total other expense	(15,331)	(18,104)	(30,973)	(33,210)
Income before income taxes	34,754	37,568	19,271	12,279
Income tax expense	(11,919)	(11,666)	(4,950)	(7,312)
Net income	$22,835	$25,902	$14,321	$4,967
Less: Net loss attributable to non-controlling interest	(73)	(126)	(194)	(283)
Net income attributable to U.S. Silica Holdings, Inc.	$22,908	$26,028	$14,515	$5,250
Earnings per share attributable to U.S. Silica Holdings, Inc.:
Basic	$0.30	$0.35	$0.19	$0.07
Diluted	$0.29	$0.34	$0.19	$0.07
Weighted average shares outstanding:
Basic	75,508	74,339	75,373	74,135
Diluted	77,966	76,136	77,494	75,948
Dividends declared per share	$—	$—	$—	$—
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$22,835	$25,902	$14,321	$4,967
Other comprehensive income:
Foreign currency translation adjustment (net of tax of $(250) and $36 for the three months ended June 30, 2022 and 2021, respectively, and $(348) and $(144) for the six months ended June 30, 2022 and 2021, respectively).	(783)	113	(1,092)	(456)
Pension and other post-retirement benefits liability adjustment (net of tax of $(937) and $619 for the three months ended June 30, 2022 and 2021, respectively, and $147 and $3,853 for the six months ended June 30, 2022 and 2021, respectively).	(3,000)	1,945	462	12,096
Comprehensive income	$19,052	$27,960	$13,691	$16,607
Less: Comprehensive loss attributable to non-controlling interest	(73)	(126)	(194)	(283)
Comprehensive income attributable to U.S. Silica Holdings, Inc.	$19,125	$28,086	$13,885	$16,890
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; dollars in thousands, except per share amounts)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total U.S. Silica Holdings Inc., Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance at March 31, 2022	$851	$(188,092)	$1,222,780	$(437,641)	$3,502	$601,400	$9,394	$610,794
Net income	—	—	—	22,908	—	22,908	(73)	22,835
Foreign currency translation adjustment	—	—	—	—	(783)	(783)	—	(783)
Pension and post-retirement liability	—	—	—	—	(3,000)	(3,000)	—	(3,000)
Cash dividends	—	—	—	(12)	—	(12)	—	(12)
Distributions to non-controlling interest	—	—	—	—	—	—	(371)	(371)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	4,696	—	—	4,696	—	4,696
Proceeds from options exercised	—	1,441	(991)	—	—	450	—	450
Tax payments related to shares withheld for vested restricted stock and stock units	1	(175)	(1)	—	—	(175)	—	(175)
Balance at June 30, 2022	$852	$(186,826)	$1,226,484	$(414,745)	$(281)	$625,484	$8,950	$634,434

Balance at March 31, 2021	$832	$(182,515)	$1,203,922	$(416,267)	$1,103	$607,075	$11,200	$618,275
Net income	—	—	—	26,028	—	26,028	(126)	25,902
Foreign currency translation adjustment	—	—	—	—	113	113	—	113
Pension and post-retirement liability	—	—	—	—	1,945	1,945	—	1,945
Cash dividends	—	—	—	1	—	1	—	1
Distributions to non-controlling interest	—	—	—	—	—	—	(345)	(345)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	3,753	—	—	3,753	—	3,753
Tax payments related to shares withheld for vested restricted stock and stock units	5	(905)	(5)	—	—	(905)	—	(905)
Balance at June 30, 2021	$837	$(183,420)	$1,207,670	$(390,238)	$3,161	$638,010	$10,729	$648,739

The accompanying notes are an integral part of these financial statements.

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total U.S. Silica Holdings Inc., Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2021	$845	$(186,294)	$1,218,575	$(429,260)	$349	$604,215	$9,868	$614,083
Net income	—	—	—	$14,515	—	14,515	(194)	14,321
Foreign currency translation adjustment	—	—	—	—	(1,092)	(1,092)	—	(1,092)
Pension and post-retirement liability	—	—	—	—	462	462	—	462
Distributions to non-controlling interest	—	—	—	—	—	—	(724)	(724)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	9,078	—	—	9,078	—	9,078
Proceeds from options exercised	—	1,695	(1,162)	—	—	533	—	533
Tax payments related to shares withheld for vested restricted stock and stock units	7	(2,227)	(7)	—	—	(2,227)	—	(2,227)
Balance at June 30, 2022	$852	$(186,826)	$1,226,484	$(414,745)	$(281)	$625,484	$8,950	$634,434

Balance at December 31, 2020	$827	$(181,615)	$1,200,023	$(395,496)	$(8,479)	$615,260	$11,531	$626,791
Net income	—	—	—	5,250	—	5,250	(283)	4,967
Foreign currency translation adjustment	—	—	—	—	(456)	(456)	—	(456)
Pension and post-retirement liability	—	—	—	—	12,096	12,096	—	12,096
Cash dividends	—	—	—	8	—	8	—	8
Distributions to non-controlling interest	—	—	—	—	—	—	(519)	(519)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	7,896	—	—	7,896	—	7,896
Proceeds from options exercised	—	344	(239)	—	—	105	—	105
Tax payments related to shares withheld for vested restricted stock and stock units	10	(2,149)	(10)	—	—	(2,149)	—	(2,149)
Balance at June 30, 2021	$837	$(183,420)	$1,207,670	$(390,238)	$3,161	$638,010	$10,729	$648,739

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net income	$14,321	$4,967
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	72,464	82,513
Goodwill and other asset impairments	—	38
Debt issuance amortization	2,501	2,537
Original issue discount amortization	510	514
Deferred income taxes	2,413	4,053
Deferred revenue	(3,961)	(9,993)
Gain on disposal of property, plant and equipment	(663)	(211)
Equity-based compensation	9,078	7,896
Allowance for credit losses, net of recoveries	258	(981)
Other	6,181	26,063
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(24,006)	(15,314)
Inventories	(17,280)	(8,662)
Prepaid expenses and other current assets	4,625	3,838
Income taxes	977	953
Accounts payable and accrued expenses	52,705	15,874
Operating lease liabilities	(12,497)	(14,135)
Liability for pension and other post-retirement benefits	(956)	(16,418)
Other noncurrent assets and liabilities	(3,489)	(1,579)
Net cash provided by operating activities	103,181	81,953
Investing activities:
Capital expenditures	(17,573)	(7,078)
Capitalized intellectual property costs	(132)	(150)
Proceeds from sale of property, plant and equipment	1,748	344
Net cash used in investing activities	(15,957)	(6,884)
Financing activities:
Dividends paid	(163)	(40)
Proceeds from options exercised	533	105
Tax payments related to shares withheld for vested restricted stock and stock units	(2,227)	(2,149)
Payments on short-term debt	(4,424)	(4,157)
Payments on long-term debt	(6,538)	(6,400)
Distributions to non-controlling interest	(724)	(519)
Principal payments on finance lease obligations	(727)	(129)
Net cash used in financing activities	(14,270)	(13,289)
Net increase in cash and cash equivalents	72,954	61,780
Cash and cash equivalents, beginning of period	239,425	150,920
Cash and cash equivalents, end of period	$312,379	$212,700

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited; dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$31,606	$32,359
Taxes, net of refunds	$(19,543)	$(13,633)
Non-cash items:
Accrued capital expenditures	$1,478	$1,848
Net assets assumed in business acquisition	$—	$68
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
Basis of Presentation and Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements for the quarter ended June 30, 2022 included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). They do not contain certain information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021; therefore, the unaudited Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Operating results for the six-month period ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022. In the opinion of management, all adjustments necessary for a fair presentation have been included. Such adjustments are of a normal, recurring nature.
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
New Accounting Pronouncements Recently Adopted

None.
New Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting followed by ASU 2021-01, Reference Rate Reform (Topic 848): Scope, issued in January 2021 to provide clarifying guidance regarding the scope of Topic 848. ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Generally, the guidance is to be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. In April 2022, the FASB proposed to extend the effective date through December 31, 2024; however, a final ruling has not been issued. As of June 30, 2022, we have not elected to use the optional guidance and continue to evaluate the options provided by ASU 2020-04 and ASU 2021-01. See Note I - Debt for discussion of the use of the adjusted LIBOR rate in connection with borrowings under our senior secured revolving credit facility.

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
The following table shows the computation of basic and diluted earnings per share:

In thousands, except per share amounts	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to U.S. Silica Holdings, Inc.	$22,908	$26,028	$14,515	$5,250

Denominator:
Weighted average shares outstanding	75,508	74,339	75,373	74,135
Diluted effect of stock awards	2,458	1,797	2,121	1,813
Weighted average shares outstanding assuming dilution	77,966	76,136	77,494	75,948

Earnings per share attributable to U.S. Silica Holdings, Inc.:
Basic earnings per share	$0.30	$0.35	$0.19	$0.07
Diluted earnings per share	$0.29	$0.34	$0.19	$0.07
Potentially dilutive shares are excluded from the calculation of diluted weighted average shares outstanding and diluted earnings per share if we are in a net loss position. Certain stock options, restricted stock awards and performance share units were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Such potentially dilutive shares and stock awards excluded from the calculation of diluted earnings per common share were as follows:

In thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Potentially dilutive shares excluded	N/A	N/A	N/A	N/A
Stock options excluded	509	590	509	590
Restricted stock and performance share unit awards excluded	3	55	2	56

NOTE D—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) consists of fair value adjustments associated with accumulated adjustments for net experience losses and prior service costs related to employee benefit plans and foreign currency translation adjustments, net of tax. The following table presents the changes in accumulated other comprehensive income (loss) by component (in thousands):

	For the Six Months Ended June 30, 2022
	Foreign currency translation adjustments	Pension and other post-retirement benefits liability	Total
Beginning Balance	$(417)	$766	$349
Other comprehensive (loss) gain before reclassifications	(1,092)	430	(662)
Amounts reclassified from accumulated other comprehensive income	—	32	32
Ending Balance	$(1,509)	$1,228	$(281)
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
NOTE E—ACCOUNTS RECEIVABLE
Accounts receivable are recorded when billed or accrued and represent claims against third parties that will be settled in cash. The carrying value of our accounts receivable, net of the allowance for credit losses, represents their estimated net realizable value. Accounts receivable (in thousands) consisted of the following:

	June 30, 2022	December 31, 2021
Trade receivables	$227,663	$182,992
Less: Allowance for credit losses	(5,475)	(5,248)
Net trade receivables	222,188	177,744
Other receivables(1)	2,922	25,015
Total accounts receivable	$225,110	$202,759

(1) Other receivables included zero and $21.5 million at June 30, 2022 and December 31, 2021, respectively, of refunds related to NOL carryback claims filed for various tax years in accordance with certain provisions of the CARES Act.

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

The following table reflects the change of the allowance for credit losses (in thousands):

	Oil & Gas Proppants	Industrial & Specialty Products	Total
Beginning balance, December 31, 2021	$4,625	$623	$5,248
Allowance for credit losses	—	258	258
Write-offs	(8)	(23)	(31)
Ending balance, June 30, 2022	$4,617	$858	$5,475
Our ten largest customers accounted for 38% and 39% of total sales for the three and six months ended June 30, 2022 and 49% and 45% for the three and six months ended June 30, 2021, respectively. No customers accounted for 10% or more of our total sales for the three or six months ended June 30, 2022. One of our customers accounted for 15% of our total sales for the three months ended June 30, 2021. At June 30, 2022 and December 31, 2021, none of our customers' accounts receivable represented 10% or more of our total trade accounts receivable.
NOTE F—INVENTORIES
Inventories (in thousands) consisted of the following:

	June 30, 2022	December 31, 2021
Supplies	$53,532	$45,605
Raw materials and work in process	38,179	36,529
Finished goods	41,660	33,579
Total inventories	$133,371	$115,713

NOTE G—PROPERTY, PLANT AND MINE DEVELOPMENT
Property, plant and mine development (in thousands) consisted of the following:

	June 30, 2022	December 31, 2021
Mining property and mine development	$789,575	$789,122
Asset retirement cost	19,937	22,283
Land	55,582	55,541
Land improvements	76,293	76,248
Buildings	72,698	72,207
Machinery and equipment	1,196,092	1,189,548
Furniture and fixtures	3,922	3,932
Construction-in-progress	41,092	35,060
	2,255,191	2,243,941
Accumulated depreciation, depletion, amortization and impairment charges	(1,046,453)	(985,295)
Total property, plant and mine development, net	$1,208,738	$1,258,646
Depreciation, depletion, and amortization expense related to property, plant and mine development was $31.7 million and $38.3 million for the three months ended June 30, 2022 and 2021, respectively, and $66.6 million and $76.9 million for the six months ended June 30, 2022 and 2021, respectively.

NOTE H—GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill (in thousands) by business segment consisted of the following:

	Oil & Gas Proppants Segment	Industrial & Specialty Products Segment	Total
Balance at December 31, 2021	$—	$185,649	$185,649
Impairment loss	—	—	—
Balance at June 30, 2022	$—	$185,649	$185,649

Goodwill and trade names are evaluated for impairment annually as of October 31, or more frequently when indicators of impairment exist. We evaluated events and circumstances since the date of our last qualitative assessment, including macroeconomic conditions, industry and market conditions, and our overall financial performance. There were no triggering events during the first six months of 2022, therefore, no impairment charges were recorded related to goodwill or trade names for the six months ended June 30, 2022.
The changes in the carrying amount of intangible assets (in thousands) consisted of the following:

	June 30, 2022				December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Impairments	Net	Gross Carrying Amount	Accumulated Amortization	Impairments	Net

Technology and intellectual property	$71,480	$(27,548)	$—	$43,932	$71,209	$(25,069)	$(38)	$46,102
Customer relationships	66,999	(30,387)	—	36,612	66,999	(27,987)	—	39,012
Total definite-lived intangible assets:	$138,479	$(57,935)	$—	$80,544	$138,208	$(53,056)	$(38)	$85,114
Trade names	64,240	—	—	64,240	64,240	—	—	64,240
Other	700	—	—	700	700	—	—	700
Total intangible assets:	$203,419	$(57,935)	$—	$145,484	$203,148	$(53,056)	$(38)	$150,054

Estimated useful life of technology and intellectual property is 15 years. Estimated useful life of customer relationships is a range of 13 - 20 years.

Amortization expense was $2.4 million and $4.8 million for the three and six months ended June 30, 2022, respectively and $2.4 million and $4.8 million for the three and six months ended June 30, 2021.

The estimated amortization expense related to definite-lived intangible assets (in thousands) for the five succeeding years is as follows:

2022 (remaining six months)	$4,842
2023	$9,679
2024	$9,681
2025	$9,679
2026	$9,679

NOTE I—DEBT
Debt (in thousands) consisted of the following:

	June 30, 2022	December 31, 2021
Senior secured credit facility:
Revolver expiring May 1, 2023 (5.69% at June 30, 2022 and 4.13% at December 31, 2021)	$—	$—
Term Loan—final maturity May 1, 2025 (5.69% at June 30, 2022 and 5.00% at December 31, 2021)	1,215,462	1,222,000
Less: Unamortized original issue discount	(2,840)	(3,350)
Less: Unamortized debt issuance cost	(12,699)	(15,200)
Insurance financing notes payable	—	4,424
Finance leases (See Note O - Leases)	4,636	3,546
Total debt	1,204,559	1,211,420
Less: current portion	(14,232)	(18,285)
Total long-term portion of debt	$1,190,327	$1,193,135
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
The Credit Facility contains covenants that, among other things, limit our ability, and certain of our subsidiaries' abilities, to create, incur or assume indebtedness and liens, to make acquisitions or investments, to sell assets and to pay dividends. The Credit Agreement also requires us to maintain a consolidated leverage ratio of no more than 3.75:1.00 as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 30% of the Revolver commitment. These covenants are subject to a number of important exceptions and qualifications. The Credit Agreement includes events of default and other affirmative and negative covenants that are usual for facilities and transactions of this type. As of June 30, 2022 and December 31, 2021, we are in compliance with all covenants in accordance with our senior secured Credit Facility.

Term Loan
At June 30, 2022, contractual maturities of our Term Loan (in thousands) are as follows:

2022 (remaining six months)	$6,400
2023	12,800
2024	12,800
2025	1,183,462
2026	—
Thereafter	—
Total	$1,215,462
Revolving Line-of-Credit
We have a $100.0 million Revolver with zero drawn and $21.6 million allocated for letters of credit as of June 30, 2022, leaving $78.4 million available under the Revolver.
Based on our consolidated leverage ratio of 5.26:1.00 as of June 30, 2022, we may draw up to approximately $30.0 million without the consent of our lenders. With the consent of our lenders, we have access to the full availability of the Revolver.

NOTE J—ASSET RETIREMENT OBLIGATIONS
Mine reclamation or future remediation costs for inactive mines are accrued based on management’s best estimate of the costs expected to be incurred at such site at the end of each period. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates at inactive mines are reflected in earnings in the period an estimate is revised. Liabilities related to our asset retirement obligations are reflected in other long-term liabilities on our balance sheets. Changes in the asset retirement obligations (in thousands) are as follows:

	Six Months Ended June 30,
	2022	2021
Beginning balance	$32,049	$24,717
Accretion	749	683
Additions and revisions of estimates	(3,126)	279
Payments	(62)	—
Ending balance	$29,610	$25,679
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
Cash Equivalents
Due to the short-term maturity, we believe our cash equivalent instruments at June 30, 2022 and December 31, 2021, approximated their reported carrying values.
Long-Term Debt, Including Current Maturities
We believe that the fair values of our long-term debt, including current maturities, approximated their carrying values based on their effective interest rates compared to current market rates.
NOTE L—EQUITY-BASED COMPENSATION
In July 2011, we adopted the U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan (the “2011 Plan”), which was amended and restated effective May 2015, amended and restated effective February 1, 2020, amended and restated effective May 13, 2021 and amended and restated effective May 12, 2022. The 2011 Plan provides for grants of stock options, restricted stock, performance share units and other incentive-based awards. We believe our 2011 Plan aligns the interests of our employees and directors with those of our common stockholders. We use a combination of treasury stock and new shares if necessary to satisfy option exercises or vesting of restricted awards and performance share units.

Stock Options

The following table summarizes the status of, and changes in, our stock option awards during the six months ended June 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2021	666,718	$30.84	2.4 years
Granted	—	$—
Exercised	(50,000)	$10.65
Forfeited	—	$—
Expired	(40,695)	$19.82
Outstanding at June 30, 2022	576,023	$33.38	2.2 years
Exercisable at June 30, 2022	576,023	$33.38	2.2 years
There were no grants of stock options during the three and six months ended June 30, 2022 and 2021.
The following table summarizes stock option exercise activity:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Options exercised (in actual shares)	42,500	—	50,000	10,164
Intrinsic value of options exercised (in thousands)	$421	$—	$446	$44
Cash received from options exercised (in thousands)	$449	$—	$533	$105
Tax benefit realized from options exercised (in thousands)	$102	$—	$108	$11
As of June 30, 2022 and 2021, there was no unrecognized compensation expense related to these options. We account for forfeitures as they occur.
Restricted Stock and Restricted Stock Unit Awards
The following table summarizes the status of, and changes in, our unvested restricted stock awards during the six months ended June 30, 2022:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2021	1,144,310	$8.37
Granted	630,712	$10.41
Vested	(192,652)	$10.20
Forfeited	(17,020)	$9.84
Unvested, June 30, 2022	1,565,350	$8.95
We granted 42,220 and 630,712 restricted stock and restricted stock unit awards during the three and six months ended June 30, 2022, respectively. We granted 61,488 and 695,461 restricted stock and restricted stock units during the three and six months ended June 30, 2021, respectively. The fair value of the awards was based on the market price of our stock at date of grant.
We recognized $1.8 million and $3.4 million of equity-based compensation expense related to restricted stock and restricted stock units during the three and six months ended June 30, 2022. We recognized $1.7 million and $3.3 million of equity-based compensation expense related to restricted stock and restricted stock units during the three and six months ended June 30, 2021. As of June 30, 2022, there was $10.5 million of unrecognized compensation expense related to these restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 2.0 years.

We also granted cash awards during the three months ended March 31, 2020. These awards will vest over a period of three years and will be settled in cash. As such, these awards have been classified as liability instruments. We recognized $0.1 million and $0.4 million of expense related to these awards for the three and six months ended June 30, 2022, respetively. We recognized $0.2 million and $0.6 million of expense related to these awards for the three and six months ended June 30, 2021, respectively. The liability for these awards is included in accounts payable and other accrued expenses on our balance sheets. These awards will be remeasured at fair value each reporting period with resulting changes reflected in our income statements. As of June 30, 2022, estimated unrecognized expense related to these awards was $0.5 million over a period of 0.6 years.
Performance Share Unit Awards
The following table summarizes the status of, and changes in, our performance share unit awards during the six months ended June 30, 2022:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2021	1,914,589	$9.77
Granted	920,681	$11.79
Vested	(497,401)	$14.56
Forfeited/Cancelled	(23,409)	$11.35
Unvested, June 30, 2022	2,314,460	$9.52
We granted zero and 920,681 performance share unit awards during the three and six months ended June 30, 2022, respectively. We granted 3,130 and 776,153 performance share unit awards during the three and six months ended June 30, 2021, respectively. A portion of these awards was measured against total shareholder return ("TSR"), and a portion was measured against adjusted free cash flow ("ACF") targets. The grant date weighted average fair value of these awards was estimated to be $11.79 and $11.52 for the six months ended June 30, 2022 and 2021, respectively.
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
We recognized $2.9 million and $5.7 million of compensation expense related to performance share unit awards during the three and six months ended June 30, 2022, respectively. We recognized $2.1 million and $4.6 million of compensation expense related to performance share unit awards during the three and six months ended June 30, 2021, respectively. As of June 30, 2022, there was $12.6 million of unrecognized compensation expense related to these performance share unit awards, which is expected to be recognized over a weighted-average period of 2.1 years.
We also granted cash awards during the three months ended March 31, 2020. These awards will vest over a period of three years and will be settled in cash. As such, these awards have been classified as liability instruments. We recognized $0.6 million and $0.3 million of expense related to these awards for the six months ended June 30, 2022 and 2021, respectively. The liability for these awards is included in accounts payable and other accrued expenses on our balance sheets. These awards will be remeasured at fair value each reporting period with resulting changes reflected in our income statements. As of June 30, 2022, estimated unrecognized expense related to these awards was $0.3 million over a period of 0.6 years.

NOTE M—COMMITMENTS AND CONTINGENCIES
Future Minimum Annual Commitments at June 30, 2022 (in thousands):

Minimum Purchase Commitments
2022 (remaining six months)	$5,107
2023	8,496
2024	4,295
2025	2,886
2026	2,180
Thereafter	9,288
Total future purchase commitments	$32,252
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
Other Commitments and Contingencies
Our operating subsidiary, U.S. Silica Company (“U.S. Silica”), has been named as a defendant in various product liability claims alleging silica exposure causing silicosis. During the six months ended June 30, 2022, zero new claims were brought against U.S. Silica. As of June 30, 2022, there were 42 active silica-related product liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, it is not reasonably possible that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations that exceeds the accrual amounts.
We have recorded estimated liabilities for these claims in other long-term liabilities as well as estimated recoveries under the indemnity agreement and an estimate of future recoveries under insurance in other assets on our consolidated balance sheets. As of both June 30, 2022 and December 31, 2021, other non-current assets included zero for insurance for third-party product liability claims. As of June 30, 2022 and December 31, 2021 other long-term liabilities included $0.8 million and $0.9 million, respectively, for third-party product liability claims.
Obligations under Guarantees
We have indemnified our insurers against any loss they may incur in the event that holders of surety bonds, issued on our behalf, execute the bonds. As of June 30, 2022, there was $42.6 million in bonds outstanding, of which $38.6 million related to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to licenses, permits, and tax collection.

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
Net pension benefit cost (in thousands) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service cost	$692	$806	$1,381	$1,611
Interest cost	692	741	1,381	1,480
Expected return on plan assets	(1,424)	(1,431)	(2,842)	(2,860)
Net amortization and deferral	502	951	1,001	1,901
Net pension benefit costs	$462	$1,067	$921	$2,132
Net post-retirement benefit cost (in thousands) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service cost	$6	$20	$12	$39
Interest cost	36	103	72	205
Unrecognized prior service cost	(515)	—	(1,031)	—
Unrecognized net (gain)/loss	(35)	—	(69)	—
Net post-retirement benefit costs	(508)	$123	$(1,016)	$244
We made no contributions to the qualified pension plan for the three and six months ended June 30, 2022. We contributed $1.3 million and $2.6 million to the qualified pension plan for the three and six months ended June 30, 2021, respectively. Our best estimates of expected contributions to the pension and post-retirement medical benefit plans for the 2022 fiscal year are zero and $1.1 million, respectively.
We contribute to three multiemployer defined benefit pension plans under the terms of collective-bargaining agreements for union-represented employees. A multiemployer plan is subject to collective bargaining for employees of two or more unrelated companies. These plans allow multiple employers to pool their pension resources and realize efficiencies associated with the daily administration of the plan. Multiemployer plans are generally governed by a board of trustees composed of management and labor representatives and are funded through employer contributions. However, in most cases, management is not directly represented. Our contributions to individual multiemployer pension funds did not exceed 5% of the fund’s total contributions for the three and six months ended June 30, 2022 and 2021. Additionally, our contributions to multiemployer post-retirement benefit plans were immaterial for all periods presented in the accompanying condensed consolidated financial statements.
We also sponsor a defined contribution plan covering certain employees. We contribute to the plan in two ways. For certain employees not covered by the defined benefit plan, we make a contribution equal to 4% of their salary. For all other eligible employees, we make a contribution up to 6% of eligible earnings. Contributions were $1.7 million and $3.5 million for the three and six months ended June 30, 2022 and $1.4 million and $2.9 million for the three and six months ended June 30, 2021, respectively.

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
Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

Leases	Classification	June 30, 2022	December 31, 2021
Assets
Operating	Lease right-of-use assets	$41,612	$38,793
Finance	Lease right-of-use assets	4,526	3,448
Total leased assets		$46,138	$42,241
Liabilities
Current
Operating	Current portion of operating lease liabilities	$16,843	$14,469
Finance	Current portion of long-term debt	1,432	1,061
Non-current
Operating	Operating lease liabilities	71,161	75,130
Finance	Long-term debt, net	3,204	2,485
Total lease liabilities		$92,640	$93,145

Lease Term and Discount Rate
Weighted average remaining lease term:
Operating		6.4 years	6.9 years
Finance		4.3 years	3.6 years

Weighted average discount rate:
Operating		5.7%	5.7%
Finance		5.0%	5.1%
The components of lease expense (in thousands) were as follows:

Lease Costs	Classification	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Operating lease costs(1)	Cost of sales	$9,291	$8,760	$16,919	$16,897
Operating lease costs(2)	Selling, general and administrative	447	493	801	1,021
Total (3)		$9,738	$9,253	$17,720	$17,918

(1) Included short-term operating lease costs of $5.2 million and $9.9 million for the three and six months ended June 30, 2022, respectively. Included short-term operating lease costs of $4.6 million and $8.3 million for the three and six months ended June 30, 2021, respectively.

(2) Included short-term operating lease costs of $0.1 million and $0.2 million the three and six months ended June 30, 2022, respectively. Included short-term operating lease costs of $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively.

(3) Not included were expenses for finance leases of $0.4 million and $0.8 million for the three and six months ended June 30, 2022 and $0.2 million and $0.3 million for the three and six months ended June 30, 2021, respectively.

Supplemental cash flow information (in thousands) related to leases was as follows:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$12,497	$14,135
Financing cash flows for finance leases	$727	$147

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$1,713	$4,230
Finance leases	$8,865	$3,180
Maturities of lease liabilities (in thousands) as of June 30, 2022:

	Operating leases	Finance leases
2022 (remaining six months)	$9,714	$821
2023	23,805	1,709
2024	19,104	1,317
2025	13,902	860
2026	11,474	271
Thereafter	31,914	33
Total lease payments	$109,913	$5,011
Less: Interest	18,780	375
Less: Other operating expenses	3,129	—
Total	$88,004	$4,636
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act) was enacted and signed into law in response to the COVID-19 pandemic. The CARES Act, among other things, permitted NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning after 2017 and before 2021. In addition, the CARES Act allowed NOLs generated after 2017 and before 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. As a result, during 2020, we carried the NOL generated in 2019 back to offset the taxable income in the 2014 tax year which generated a refund of $36.6 million. This refund was received during the second quarter of 2020. We also amended our 2018 tax return to generate an NOL by electing bonus depreciation. We then carried the NOL generated in 2018 back to offset the taxable income in prior years which generated a refund of $26.3 million, of which $4.9 million was received during the fourth quarter of 2020 and $21.1 million was received during the first quarter of 2022. At June 30, 2022, the remaining $0.3 million of this refund was included in our deferred tax asset balance. The deferred tax assets related to the NOLs generated in 2018 and 2019 were recorded at the statutory income tax rate for 2018 and 2019, which was 21% for both years. As a result of the carry back of these NOLs to prior years, the NOLs will be utilized at the statutory income tax rate for pre-2018, which was 35%. This increase in the tax rate at which the 2018 and 2019 NOLs will be utilized results in a deferred tax benefit. Accordingly, for the year ended December 31, 2020, we recorded a deferred tax benefit of $22.3 million. Pursuant to ASC 740, this was recorded as a discrete component of the tax benefit.
For the three and six months ended June 30, 2022, we had tax expense of $11.9 million and $5.0 million, respectively. For the three and six months ended June 30, 2021, we had tax expense of $11.7 million and $7.3 million, respectively. The effective tax rates were 34% and 26% for the three and six months ended June 30, 2022, respectively. The effective tax rates were 31% and 60% for the three and six months ended June 30, 2021, respectively. Without discrete items, which primarily consist of tax expense related to equity compensation and non-US income taxes, the effective tax rates for the three and six months ended June 30, 2022 would have been 34% and 22%, respectively. Without discrete items, which primarily consist of tax expense related to equity compensation and state tax expense, the effective tax rates for the three and six months ended June 30, 2021 would have been 24% and 25%, respectively.
During the three and six months ended June 30, 2022, we recorded a tax benefit of $0.2 million and tax expense of $0.1 million, respectively, related to equity compensation. During the three and six months ended June 30, 2021, we recorded a tax benefit of $0.9 million and tax expense of $0.5 million, respectively, related to equity compensation

NOTE Q— REVENUE
We consider sales disaggregated at the product and service level by business segment to depict how the nature, amount, timing and uncertainty of revenues and cash flow are impacted by changes in economic factors. The following table disaggregates our sales by major source (in thousands):

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
Category	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales
Product	$146,058	$144,267	$290,325	$144,084	$124,003	$268,087
Service	98,188	—	98,188	49,214	—	49,214
Total Sales	$244,246	$144,267	$388,513	$193,298	$124,003	$317,301

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
Category	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales
Product	$250,649	$272,910	$523,559	$222,755	$236,722	$459,477
Service	169,841	—	169,841	92,240	—	92,240
Total Sales	$420,490	$272,910	$693,400	$314,995	$236,722	$551,717

The following tables reflect the changes in our contract assets, which we classify as unbilled receivables and our contract liabilities, which we classify as deferred revenues, for the six months ended June 30, 2022 and 2021 (in thousands):

	Unbilled Receivables
	June 30, 2022	June 30, 2021
Beginning Balance	$1,957	$47,982
Reclassifications to billed receivables	(4,457)	(47,143)
Revenues recognized in excess of period billings	2,930	53,777
Ending Balance	$430	$54,616

	Deferred Revenue
	June 30, 2022	June 30, 2021
Beginning Balance	$20,741	$33,692
Revenues recognized from balances held at the beginning of the period	(2,591)	(8,652)
Revenues deferred from period collections on unfulfilled performance obligations	20,948	3,818
Revenues recognized from period collections	(2,816)	(1,341)
Ending Balance	$36,282	$27,517
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
During the second quarter of 2021, we entered into an agreement to settle a customer dispute regarding fees related to minimum purchase commitments from 2014-2020. As a result of this settlement, we recognized approximately $49.0 million in revenue as of June 30, 2021. At June 30, 2021, $43.9 million was included in unbilled receivables and $1.1 million was included in billed receivables related to this settlement. These amounts were received in full during the third quarter of 2021.
Foreign Operations
The following table includes information related to our foreign operations (in thousands):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Total Sales	$29,658	$25,656	$54,912	$47,352
Pre-tax income	$9,715	$5,034	$14,528	$9,172
Net income	$7,675	$3,977	$11,477	$7,246
Foreign operations constituted approximately $38.2 million and $28.8 million of consolidated assets as of June 30, 2022 and 2021, respectively.

NOTE R— RELATED PARTY TRANSACTIONS
There were no related party transactions during the three and six months ended June 30, 2022 or 2021.
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

The following table presents sales and segment contribution margin (in thousands) for the reportable segments and other operating results not allocated to the reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales:
Oil & Gas Proppants	$244,246	$193,298	$420,490	$314,995
Industrial & Specialty Products	144,267	124,003	272,910	236,722
Total sales	388,513	317,301	693,400	551,717
Segment contribution margin:
Oil & Gas Proppants	77,353	82,676	122,106	104,216
Industrial & Specialty Products	45,915	45,939	83,749	85,977
Total segment contribution margin	123,268	128,615	205,855	190,193
Operating activities excluded from segment cost of sales	(3,651)	(4,269)	(8,220)	(8,420)
Selling, general and administrative	(34,817)	(27,509)	(74,927)	(53,733)
Depreciation, depletion and amortization	(34,715)	(41,165)	(72,464)	(82,513)
Goodwill and other asset impairments	—	—	—	(38)
Interest expense	(17,430)	(17,918)	(34,603)	(35,629)
Other income (expense), net, including interest income	2,099	(186)	3,630	2,419
Income tax expense	(11,919)	(11,666)	(4,950)	(7,312)
Net income	$22,835	$25,902	$14,321	$4,967
Less: Net loss attributable to non-controlling interest	(73)	(126)	(194)	(283)
Net income attributable to U.S. Silica Holdings, Inc.	$22,908	$26,028	$14,515	$5,250
Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. At both June 30, 2022 and December 31, 2021, goodwill of $185.6 million has been allocated to these segments with zero allocated to Oil & Gas Proppants and $185.6 million to Industrial & Specialty Products.

NOTE T— SUBSEQUENT EVENTS
Subsequent to quarter end, we repurchased outstanding debt under the Term Loan in the amount of $100.0 million at a rate of 97.0%.

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
During our 122-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 600 diversified product types to customers across our end markets. As of June 30, 2022, we have 28 operating mines and processing facilities across the United States. We control 478 million tons of reserves of commercial silica, which we believe can be processed to make 191 million tons of finished products that meet API frac sand specifications, and 82 million tons of reserves of diatomaceous earth, perlite, and clays.
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
During 2020, the COVID-19 pandemic and related economic repercussions, coupled with an inadequate supply response and exacerbated by the lack of global storage capacity, resulted in a precipitous decline in crude oil prices. Demand for our proppant and logistics services declined as our customers reduced their capital budgets and drilling operations in response to lower oil prices. Crude oil prices began to rebound from 2020, with the West Texas Intermediate price of crude oil increasing 55% during 2021 and 41% during 2022. This resulted in strong well completion activity and improved pricing for our Oil & Gas Proppants segment. Strong customer demand and favorable pricing in this segment have continued through the first and second quarters of 2022, offset in part by higher transportation and other costs.

The conflict between Russia and Ukraine has increased the disruption, instability and volatility in global markets and industries. As our operations are significantly U.S. based, we have not been, to date, materially impacted by this conflict.We continue to monitor the uncertainty surrounding the extent and duration of this ongoing conflict and the impact that it may have on the global economy and on our business.

Heightened levels of inflation present risk for us such as labor costs, transportation costs and energy costs. In addition, rising interest rates will increase our borrowing costs on new debt.

Sales increased by 39% or $68.0 million in our Oil & Gas Proppants segment during the three months ended June 30, 2022 compared to the three months ended March 31, 2022 and increased by 11% or $17.6 million in our Oil & Gas Proppants segment during the three months ended March 31, 2022 compared to the three months ended December 31, 2021. This was due primarily to higher energy prices and a rebound in overall well completion activity. Our results for the six month period ended June 30, 2022 in this segment are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022.

Amounts in thousands, except per ton data	Three Months Ended			Percentage Change
Oil & Gas Proppants	June 30, 2022	March 31, 2022	December 31, 2021	June 30, 2022 vs. March 31, 2022	March 31, 2022 vs. December 31, 2021
Sales	$244,246	$176,244	$158,606	39%	11%
Tons Sold	3,528	3,060	3,096	15%	(1)%
Average Selling Price per Ton	$69.23	$57.60	$51.23	20%	12%

If oil and gas drilling and completion activity is not sustained, or if frac sand supply remains greater than demand, then we may sell fewer tons, sell tons at lower prices, or both. If we sell less frac sand or sell frac sand at lower prices, our revenue, net income, cash generated from operating activities, and liquidity would be adversely affected, and we could incur material asset impairments. If these events occur, we may evaluate further actions to reduce cost and improve liquidity.
Industrial and specialty products end market trends
Demand in the industrial and specialty products end markets has been relatively stable in recent years and is primarily influenced by key macroeconomic drivers such as the housing market, population growth, light vehicle sales, beer and wine production, repair and remodel activity and industrial production. The primary end markets served by our Industrial & Specialty Products segment are building and construction products, fillers and extenders, filtration, glassmaking, absorbents, foundry, and sports and recreation. We have been increasing our value-added product offerings in the industrial and specialty products end markets organically as well as through acquisitions, such as White Armor and EPM. Additionally, we have increased our focus on the alternative energy markets and products necessary for the supply chains of solar panels, renewable diesel and wind turbines. Sales of these new higher margin products have increased our Industrial & Specialty Products segment's profitability.
Heightened levels of inflation present risk for us such as labor costs, transportation costs and energy costs. In addition, rising interest rates will increase our borrowing costs on new debt. Additionally, we continue to monitor the uncertainty surrounding the extent and duration of the Russia and Ukraine conflict on our business as discussed above.

The COVID-19 pandemic caused severe economic, market and other disruptions worldwide, which began to affect our Industrial & Specialty Products segment in the second quarter of 2020. Even as the COVID-19 pandemic subsides, we may continue to experience adverse impacts in this segment as a result of any long-term impacts resulting from the pandemic in the relevant markets.
Review of Strategic Alternatives
On June 13, 2022, we announced that we had concluded the review of strategic alternatives for our Industrial & Specialty Products ("ISP") segment which had been initiated in October 2021. We stated that, after extensive review and deliberation, and in consultation with our independent financial and legal advisors, the Board of Directors unanimously determined that retaining ownership of the ISP segment represented the best path forward for U.S Silica and our shareholders.
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
    Our ten largest customers accounted for 38% and 39% of total sales for the three and six months ended June 30, 2022 and 49% and 45% for the three and six months ended June 30, 2021, respectively. No customers accounted for 10% or more of our total sales for the three or six months ended June 30, 2022. One of our customers accounted for 15% of our total sales for the three months ended June 30, 2021. At June 30, 2022 and December 31, 2021, none of our customers' accounts receivable represented 10% or more of our total trade accounts receivable.
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
    As of June 30, 2022, we had eight minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2022 and 2034. As of June 30, 2021, we had eight minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2021 and 2034. Collectively, sales to customers with minimum purchase supply agreements accounted for 42% and 37% of Oil & Gas Proppants segment sales during the three and six months ended June 30, 2022, respectively, and 33% and 46% of Oil & Gas Proppants segment sales during the three and six months ended June 30, 2021.
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
    The following table sets forth a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA:

(amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to U.S. Silica Holdings, Inc.	$22,908	$26,028	$14,515	$5,250
Total interest expense, net of interest income	17,278	17,902	34,431	33,705
Provision for taxes	11,919	11,666	4,950	7,312
Total depreciation, depletion and amortization expenses	34,715	41,165	72,464	82,513
EBITDA	86,820	96,761	126,360	128,780
Non-cash incentive compensation (1)	5,295	3,954	9,952	8,528
Post-employment expenses (excluding service costs) (2)	(744)	363	(1,445)	726
Merger and acquisition related expenses (3)	2,089	109	3,957	303
Plant capacity expansion expenses (4)	49	19	95	60
Contract termination expenses (5)	—	—	6,500	—
Goodwill and other asset impairments (6)	—	—	—	38
Business optimization projects (7)	—	4	11	43
Facility closure costs (8)	440	490	930	992
Other adjustments allowable under the Credit Agreement (9)	(163)	1,586	329	2,132
Adjusted EBITDA	$93,786	$103,286	$146,689	$141,602

(1)	Reflects equity-based and other equity-related compensation expense.
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

(3)	Merger and acquisition related expenses include legal fees, professional fees, bank fees, severance costs, and other employee related costs. While these costs are not operational in nature and are not expected to continue for any singular transaction on an ongoing basis, similar types of costs, expenses and charges have occurred in prior periods and may recur in the future as we continue to integrate prior acquisitions and pursue any future acquisitions.
(4)	Plant capacity expansion expenses include expenses that are not inventoriable or capitalizable as related to plant expansion projects greater than $5 million in capital expenditures or plant start up projects. While these expenses are not operational in nature and are not expected to continue for any singular project on an ongoing basis, similar types of expenses have occurred in prior periods and may recur in the future if we continue to pursue future plant capacity expansions.
(5)	Reflects contract termination expenses related to strategically exiting a supplier service contract. While these expenses are not operational in nature and are not expected to continue for any singular event on an ongoing basis, similar types of expenses have occurred in prior periods and may recur in the future as we continue to strategically evaluate our contracts.
(6)	The six months ended June 30, 2022 and 2021 reflect zero and $38 thousand of asset impairments, respectively.
(7)	Reflects costs incurred related to business optimization projects within our corporate center, which aim to measure and improve the efficiency, productivity and performance of our organization. While these costs are not operational in nature and are not expected to continue for any singular project on an ongoing basis, similar types of expenses may recur in the future.
(8)	Reflects costs incurred related to idled sand facilities and closed corporate offices, including severance costs and remaining contracted costs such as office lease costs, maintenance, and utilities. While these costs are not operational in nature and are not expected to continue for any singular event on an ongoing basis, similar types of expenses may recur in the future.
(9)	Reflects miscellaneous adjustments permitted under the Credit Agreement, such as recruiting fees and relocation costs. The three and six months ended June 30, 2022 also included costs related to weather events and supplier and logistical issues of $0.9 million, severance restructuring of $0.2 million, an adjustment to non-controlling interest of $0.3 million, partially offset by proceeds of the sale of assets of $1.0 million. The three and six months ended June 30, 2021 also included $1.8 million related to expenses incurred with severe winter storms during the first quarter, costs related to a power interruption at a plant location of $0.5 million, partially offset by $0.1 million for a measurement period adjustment related to the Arrows Up bargain purchase.
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
    As of June 30, 2022, we were in compliance with all covenants under our Credit Facility, and our Revolver usage was zero (not including $21.6 million allocated for letters of credit). Since the Revolver usage did not exceed 30% of the Revolver commitment, the consolidated leverage ratio covenant did not apply. Based on our consolidated leverage ratio of 5.26:1.00 as of June 30, 2022, we may draw up to approximately $30.0 million without the consent of our lenders. With the consent of our lenders, we have access to the full availability of the Revolver. The calculation of the consolidated leverage ratio incorporates the Adjusted EBITDA-trailing twelve months as follows:

(All amounts in thousands, except calculated ratio)	June 30, 2022

Total debt	$1,199,923
Finance leases	4,636
Total consolidated debt	$1,204,559

Adjusted EBITDA-trailing twelve months	$228,562
Pro forma Adjusted EBITDA including impact of acquisitions (1)	—
Other adjustments for covenant calculation (2)	253
Total Adjusted EBITDA-trailing twelve months for covenant calculation	$228,815

Consolidated leverage ratio(3)	5.26

(1)	Covenant calculation allows for the Adjusted EBITDA-trailing twelve months to include the impact of acquisitions on a pro forma basis.
(2)	Covenant calculation excludes activity at legal entities above the operating company, which is mainly interest income offset by public company operating expenses.
(3)	Calculated by dividing total consolidated debt by total Adjusted EBITDA-trailing twelve months for covenant calculation.

Results of Operations for the Three Months Ended June 30, 2022 and 2021
Sales

(In thousands except per ton data)	Three Months Ended June 30,		Percent Change
	2022	2021	2022 vs. 2021
Sales:
Oil & Gas Proppants	$244,246	$193,298	26%
Industrial & Specialty Products	144,267	124,003	16%
Total sales	$388,513	$317,301	22%
Tons:
Oil & Gas Proppants	3,528	3,024	17%
Industrial & Specialty Products	1,124	1,080	4%
Total Tons	4,652	4,104	13%
Average Selling Price per Ton:
Oil & Gas Proppants	$69.23	$63.92	8%
Industrial & Specialty Products	$128.35	$114.82	12%
Overall Average Selling Price per Ton	$83.52	$77.32	8%

Total sales increased 22% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, driven by a 13% increase in total tons sold and an 8% increase in overall average selling price.
The increase in total sales was mainly driven by Oil & Gas Proppants sales, which increased 26% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Oil & Gas Proppants average selling price increased 8% and tons sold increased 17%. This increase is due to higher energy prices and a rebound in overall well completion activity.
The increase in total sales was also partially driven by Industrial & Specialty Products sales, which increased 16% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Industrial & Specialty Products tons sold increased 4% and average selling price increased by 12%. The increase is due to overall improved market conditions and pricing increases implemented throughout the year.
Cost of Sales (excluding depreciation, depletion, and amortization)
Cost of sales increased by $75.9 million, or 39%, to $268.9 million for the three months ended June 30, 2022 compared to $193.0 million for the three months ended June 30, 2021. These changes resulted from the main components of cost of sales as discussed below. As a percentage of sales, cost of sales represented 69% for the three months ended June 30, 2022 compared to 61% for the same period in 2021. However, excluding the $49.0 million of shortfall fees recognized in 2021 which did not recur in 2022, cost of sales represented 72% as a percentage of sales for the three months ended June 30, 2021.
We incurred $130.3 million and $86.6 million of transportation and related costs for the three months ended June 30, 2022 and 2021, respectively. The $43.7 million increase was mainly due to increased volumes, increased carrier costs for SandBox and increased rail car and barge rates. As a percentage of sales, transportation and related costs represented 34% and 27% for the three months ended June 30, 2022 and 2021, respectively.
We incurred $42.6 million and $36.4 million of operating labor costs for the three months ended June 30, 2022 and 2021, respectively. The $6.2 million increase in labor cost was mainly due to increased headcount to support increased production and cost of living and merit increases. As a percentage of sales, operating labor costs represented 11% for both the three months ended June 30, 2022 and 2021.
We incurred $21.5 million and $12.5 million of electricity and drying fuel (principally natural gas) costs for the three months ended June 30, 2022 and 2021, respectively. The $9.0 million increase in electricity and drying fuel costs was mainly due to increased volumes produced and increased natural gas prices. As a percentage of sales, electricity and drying fuel costs represented 6% and 4% for the three months ended June 30, 2022 and 2021, respectively.
We incurred $23.2 million and $17.1 million of maintenance and repair costs for the three months ended June 30, 2022 and 2021, respectively. The $6.1 million increase in maintenance and repair costs is mainly due to an increase in maintenance projects as production increased. As a percentage of sales, maintenance and repair costs represented 6% and 5% for the three months ended June 30, 2022 and 2021, respectively.
Segment Contribution Margin
Industrial & Specialty Products contribution margin remained consistent at $45.9 million for the three months ended June 30, 2022 compared to $45.9 million for the three months ended June 30, 2021, driven by a $20.3 million increase in cost of sales and a $20.3 million increase in revenue.
Oil & Gas Proppants contribution margin decreased by $5.3 million to $77.4 million for the three months ended June 30, 2022 compared to $82.7 million for the three months ended June 30, 2021, driven by a $56.2 million increase in cost of sales, offset by a $50.9 million increase in sales. Additionally, we recognized approximately $49.0 million of shortfall fees in the three months ended June 30, 2021 which did not recur in 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $7.3 million, or 27%, to $34.8 million for the three months ended June 30, 2022 compared to $27.5 million for the three months ended June 30, 2021. The increase was primarily due to increases in compensation due to merit, cost of living and incentive increases, headcount increases due to increased business activity, and expenses related to the strategic review of our ISP segment.
    In total, our selling, general and administrative expenses represented approximately 9% of our sales for both the three months ended June 30, 2022 and 2021, respectively.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense decreased by $6.5 million, or 16%, to $34.7 million for the three months ended June 30, 2022 compared to $41.2 million for the three months ended June 30, 2021 primarily due to certain assets fully depreciating at the end of 2021. Depreciation, depletion and amortization expense represented approximately 9% and 13% of our sales for the three months ended June 30, 2022 and 2021, respectively.
Goodwill and Other Asset Impairments
During both the three months ended June 30, 2022 and 2021, no asset impairment charges were recorded.
Operating income for the three months ended June 30, 2022 was $50.1 million compared to $55.7 million for the three months ended June 30, 2021. The change was mainly driven by a 39% increase in cost of sales and a 27% increase in selling, general and administrative expenses, partially offset by a 22% increase in sales and a 16% decrease in depreciation, depletion and amortization expense.
Interest Expense
Interest expense decreased by $0.5 million, or 3%, to $17.4 million for the three months ended June 30, 2022 compared to $17.9 million for the three months ended June 30, 2021.
Other (Expense) Income, Net, Including Interest Income
Other income (expense), net, increased by $2.3 million, to other income of $2.1 million for the three months ended June 30, 2022 compared to other expense of $0.2 million for the three months ended June 30, 2021, due primarily to an adjustment in non-service pension costs and an increase in gains on disposals, partially offset by a decrease in interest income.

Provision for Income Taxes
For the three months ended June 30, 2022 and 2021, we had tax expense of $11.9 million and $11.7 million, respectively. The effective tax rates were 34% and 31% for the three months ended June 30, 2022 and 2021, respectively. Without discrete items, which primarily consist of tax expense related to equity compensation and non-US income taxes, the effective tax rates for the three months ended June 30, 2022 and 2021 would have been 34% and 24%, respectively.
During the three months ended June 30, 2022 and 2021, we recorded tax benefits of $0.2 million and $0.9 million, respectively, related to equity compensation.
Net Income (Loss)
Net income attributable to U.S. Silica Holdings, Inc., was $22.9 million and $26.0 million for the three months ended June 30, 2022 and 2021, respectively. The year over year changes were due to the factors noted above.
Results of Operations for the Six Months Ended June 30, 2022 and 2021
Sales

(In thousands except per ton data)	Six Months Ended June 30,		Percent Change
	2022	2021	2022 vs. 2021
Sales:
Oil & Gas Proppants	$420,490	$314,995	33%
Industrial & Specialty Products	272,910	236,722	15%
Total sales	$693,400	$551,717	26%
Tons:
Oil & Gas Proppants	6,588	5,601	18%
Industrial & Specialty Products	2,198	2,064	6%
Total Tons	8,786	7,665	15%
Average Selling Price per Ton:
Oil & Gas Proppants	$63.83	$56.24	13%
Industrial & Specialty Products	$124.16	$114.69	8%
Overall Average Selling Price per Ton	$78.92	$71.98	10%
Total sales increased 26% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, driven by a 15% increase in total tons sold and a 10% increase in overall average selling price.
The increase in total sales was mainly driven by Oil & Gas Proppants sales, which increased 33% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Oil & Gas Proppants average selling price increased 13% and tons sold increased 18%. This increase is due to higher energy prices and a rebound in overall well completion activity, offset partially by the recognition of approximately $49.0 million of shortfall fees during the second quarter of 2021 which did not recur in 2022.
The increase in total sales was also driven by Industrial & Specialty Products sales, which increased 15% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Industrial & Specialty Products average selling price increased 8% and tons sold increased by 6%. The increase is due to overall improved market conditions and pricing increases implemented throughout the year.
Cost of Sales (excluding depreciation, depletion, and amortization)
Cost of sales increased by $125.9 million, or 34%, to $495.8 million for the six months ended June 30, 2022 compared to $369.9 million for the six months ended June 30, 2021. These changes result from the main components of cost of sales as discussed below. As a percentage of sales, cost of sales represented 72% and 67% for the six months ended June 30, 2022 and 2021, respectively. However, excluding the $49.0 million of shortfall fees recognized in 2021 which did not recur in 2022, cost of sales represented 74% as a percentage of sales for the six months ended June 30, 2021.

We incurred $230.6 million and $164.8 million of transportation and related costs for the six months ended June 30, 2022 and 2021, respectively. The $65.8 million increase was mainly due to increased volumes, increased carrier costs for SandBox and increased rail car and barge rates. As a percentage of sales, transportation and related costs represented 33% for the six months ended June 30, 2022 compared to 30% for the same period in 2021.
We incurred $82.5 million and $70.6 million of operating labor costs for the six months ended June 30, 2022 and 2021, respectively. The $11.9 million increase in labor costs incurred was mainly due to increased headcount to support increased production and cost of living and merit increases. As a percentage of sales, operating labor costs represented 12% for the six months ended June 30, 2022 compared to 13% for the same period in 2021.
We incurred $40.1 million and $24.5 million of electricity and drying fuel (principally natural gas) costs for the six months ended June 30, 2022 and 2021, respectively. The $15.6 million increase in electricity and drying fuel costs incurred was mainly due to increased volume produced, and increased natural gas prices. As a percentage of sales, electricity and drying fuel costs represented 6% and 4% for the six months ended June 30, 2022 and 2021, respectively.
We incurred $42.9 million and $31.1 million of maintenance and repair costs for the six months ended June 30, 2022 and 2021, respectively. The $11.8 million increase in maintenance and repair costs is primarily due to an increase in maintenance projects as production increased. As a percentage of sales, maintenance and repair costs represented 6% for both the six months ended June 30, 2022 and 2021, respectively.
Segment Contribution Margin
Industrial & Specialty Products contribution margin decreased by $2.3 million to $83.7 million for the six months ended June 30, 2022 compared to $86.0 million for the six months ended June 30, 2021, driven by a $38.4 million increase in cost of sales, partially offset by a $36.2 million increase in revenue.
Oil & Gas Proppants contribution margin increased by $17.9 million to $122.1 million for the six months ended June 30, 2022 compared to $104.2 million for the six months ended June 30, 2021, driven by a $105.5 million increase in sales, partially offset by an $87.6 million increase in cost of sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $21.2 million, or 39%, to $74.9 million for the six months ended June 30, 2022 compared to $53.7 million for the six months ended June 30, 2021. The increase was primarily due to fees related to the termination of a supplier contract, increased legal expenses, increases in compensation such as merit, cost of living and incentive increases, headcount increases due to increased business activity, and expenses related to the strategic review of our ISP segment.
    In total, our selling, general and administrative expenses represented approximately 11% and 10% of our sales for the six months ended June 30, 2022 and 2021, respectively.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense decreased by $10.0 million, or 12%, to $72.5 million for the six months ended June 30, 2022 compared to $82.5 million for the six months ended June 30, 2021. The decrease was primarily due to certain assets fully depreciating at the end of 2021. Depreciation, depletion and amortization expense represented approximately 10% and 15% of our sales for the six months ended June 30, 2022 and 2021, respectively.
Goodwill and Other Asset Impairments
During the six months ended June 30, 2022, no asset impairment charges were recorded. During the six months ended June 30, 2021, $38.0 thousand of asset impairment charges were recorded.
Operating Income (Loss)
Operating income increased by $4.7 million to operating income of $50.2 million for the six months ended June 30, 2022 compared to $45.5 million for the six months ended June 30, 2021. The increase was driven by a 26% increase in sales and a 12% decrease in depreciation, depletion and amortization expense, partially offset by a 34% increase in cost of sales and a 39% increase in selling, general and administrative expenses during the six months ended June 30, 2022.

Interest Expense
Interest expense decreased by $1.0 million, or 3%, to $34.6 million for the six months ended June 30, 2022 compared to $35.6 million for the six months ended June 30, 2021, mainly due to payoff of the revolver balance.
Other Income (Expense), Net, Including Interest Income
Other income increased by $1.2 million to $3.6 million for the six months ended June 30, 2022 compared to $2.4 million for the six months ended June 30, 2021. The increase primarily related to an adjustment in non-service pension costs and an increase in gains on disposals, partially offset by a decrease in interest income.
    Provision for Income Taxes
For the six months ended June 30, 2022 and 2021, we had tax expense of $5.0 million and $7.3 million, respectively. The effective tax rates were 26% and 60% for the six months ended June 30, 2022 and 2021, respectively. Without discrete items, which primarily consist of tax expense related to equity compensation and non-US income taxes, the effective tax rates for the six months ended June 30, 2022 and 2021 would have been 22% and 25%, respectively.
During the six months ended June 30, 2022 and 2021, we recorded tax expense related to equity compensation of $0.1 million and $0.5 million, respectively.
Net Income (Loss)
Net income attributable to U.S. Silica Holdings, Inc., was $14.5 million and $5.3 million for the six months ended June 30, 2022 and 2021, respectively. The year over year changes were due to the factors noted above.
Liquidity and Capital Resources
Overview
    Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to return cash to our stockholders, and to pay for acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through cash on hand, borrowings under our credit facilities, or equity issuances. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of June 30, 2022, our working capital was $435.9 million and we had $78.4 million of availability under the Revolver. Based on our consolidated leverage ratio of 5.26:1.00 as of June 30, 2022, we may draw up to approximately $30.0 million without the consent of our lenders. With the consent of our lenders, we have access to the full availability of the Revolver.
    In connection with the EPM acquisition, on May 1, 2018, we entered into the Credit Agreement with BNP Paribas, as administrative agent, and the lenders named therein. The Credit Agreement increased our existing senior debt by entering into a new $1.380 billion senior secured Credit Facility, consisting of a $1.280 billion Term Loan and a $100 million Revolver that may also be used for swingline loans or letters of credit, and we may elect to increase the Term Loan in accordance with the terms of the Credit Agreement. The amounts owed under the Credit Agreement use LIBOR as a benchmark for establishing the rate at which interest accrues. LIBOR is the subject of national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments cannot be entirely predicted but could include an increase in the cost to us of this indebtedness.
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

Net Debt (non-GAAP measure)
Net debt is a non-GAAP measure and is included in this report because we believe it is meaningful to investors as we consider net debt and its components to be important indicators of liquidity and financial position. Net debt may not be computed the same as similarly titled measures used by other companies. We define net debt as total debt less cash and cash equivalents. Net debt should not be considered as an alternative or superior to other performance measures derived in accordance with GAAP.
The following table provides net debt (in thousands):

	June 30, 2022	December 31, 2021
Total Debt	$1,204,559	$1,211,420
Less:
Cash and cash equivalents	312,379	239,425
Net Debt	$892,180	$971,995
Total Debt:
Total debt was $1.20 billion and $1.21 billion as of June 30, 2022 and December 31, 2021, respectively. The decrease was primarily due to principal payments of the Term Loan and insurance financing notes payable, offset partially by an increase in finance leases.
Cash and Cash Equivalents:
Cash and cash equivalents were $312.4 million and $239.4 million as of June 30, 2022 and December 31, 2021, respectively. The increase was primarily due to receipt of a $20.0 million capacity reservation fee from a customer, an increase in business operations and an increase in days payable outstanding.
Cash Flow Analysis
    A summary of operating, investing and financing activities (in thousands) is shown in the following table:

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$103,181	$81,953
Investing activities	(15,957)	(6,884)
Financing activities	(14,270)	(13,289)
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
Net cash provided by operating activities was $103.2 million for the six months ended June 30, 2022. This was mainly due to $14.3 million of net income adjusted for non-cash items, including $72.5 million in depreciation, depletion and amortization, $2.4 million in deferred income taxes, $9.1 million in equity-based compensation, $4.0 million in deferred revenue, and $8.8 million in other miscellaneous non-cash items. Also contributing to the change was a $24.0 million increase in accounts receivable, a $17.3 million increase in inventories, a $4.6 million decrease in prepaid expenses and other current assets, a $52.7 million increase in accounts payable and accrued liabilities, a $12.5 million decrease in lease liabilities, and a $3.5 million change in other operating assets and liabilities.
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
Net cash used in investing activities was $16.0 million for the six months ended June 30, 2022. This was due to capital expenditures of $17.6 million offset by $1.7 million in proceeds from the sale of property, plant and equipment. Capital expenditures for the six months ended June 30, 2022 were primarily related to facility improvement and maintenance projects, and other environmental and health and safety projects.
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
Net cash used in financing activities was $14.3 million for the six months ended June 30, 2022. This was mainly due to $4.4 million of short-term debt payments, $6.5 million of long-term debt payments, $0.7 million of distributions to a non-controlling interest, $0.7 million of principal payments on finance leases, and $2.2 million of tax payments related to shares withheld for vested restricted stock and stock units.
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

Environmental Matters
We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. As of June 30, 2022, we had $29.6 million accrued for future reclamation costs, as compared to $32.0 million as of December 31, 2021.
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
Interest Rate Risk
We are exposed to interest rate risk arising from adverse changes in interest rates. As of June 30, 2022, we had $1.215 billion of debt outstanding under the Credit Agreement. Assuming LIBOR is greater than the 1.0% minimum base rate on the Term Loan, a hypothetical increase in interest rates by 1.0% would have changed our interest expense by $12.2 million per year.
LIBOR is expected to cease publication after June 30, 2023, and there can be no assurance as to what alternative base rate may replace LIBOR in the event it is discontinued, or whether such base rate will be more or less favorable to us. We intend to monitor the developments with respect to LIBOR and work with our lenders, including under the Credit Agreement, to ensure any transition away from LIBOR will have a minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our existing internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As a result of the above developments, the filing rate of new claims against us over the past few years has decreased to below pre-2001 levels, and we were named as a defendant in two, one, and one new silicosis cases filed in 2021, 2020, and 2019, respectively. During the six months ended June 30, 2022, zero new claims were brought against U.S. Silica. As of June 30, 2022, there were 42 active silica-related product liability claims pending in which U.S. Silica is a defendant. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for both our predecessors that cover certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to certain insurance). As a result of a settlement with a former owner and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf.
The silica-related litigation brought against us to date has not resulted in a material liability to us. However, we continue to have silica-related product liability claims filed against us, including claims that allege silica exposure for periods for which we do not have insurance coverage. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, it is not reasonably possible that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations that exceeds the accrual amounts.
For more information regarding silica-related litigation, see Part I, Item 1A. Risk Factors of our 2021 Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS
Except as set forth below, there have been no material changes from the risk factors disclosed in Item 1A. Risk Factors in our 2021 Annual Report on Form 10-K.

The volatile global economic environment has recently created market uncertainty and volatility.

The volatile global economic environment has recently created market uncertainty and volatility. Global financial conditions remain subject to sudden and rapid destabilization. A slowdown in the financial markets or other economic conditions, including but not limited to, global supply chain issues, inflation, increasing interest rates, fuel and energy costs, business conditions, lack of available credit, the state of the financial markets and tax rates, may adversely affect our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchase Program
The following table presents the total number of shares of our common stock that we repurchased during the second quarter of 2022, the average price paid per share, the number of shares that we repurchased as part of our share repurchase program, and the approximate dollar value of shares that still could have been repurchased at the end of the applicable fiscal period pursuant to our share repurchase program:

Period	Total Number of Shares Withheld(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
April 1, 2022 - April 30, 2022	116	$20.43	—	126,540,060
May 1, 2022 - May 31, 2022	10,346	$15.61	—	126,540,060
June 1, 2022 - June 30, 2022	593	$18.05	—	126,540,060
Total	11,055	$15.79	—

(1)
In May 2018, our Board of Directors authorized and announced the repurchase of up to $200 million of our common stock from time to time on the open market or in privately negotiated transactions. Stock repurchases, if any, will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. As of June 30, 2022, we have repurchased a total of 5,036,139 shares of our common stock at an average price of $14.59.

(2)	Shares withheld by U.S. Silica to pay taxes due upon the vesting of employee restricted stock and restricted stock units for the months ended April 30, May 31, and June 30, 2022, respectively.

We did not repurchase any shares of common stock under our share repurchase program during the three and six months ended June 30, 2022.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
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

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of U.S. Silica Holdings, Inc., effective May 4, 2017.	8-K	001-35416	3.1	May 10, 2017
3.2	Third Amended and Restated Bylaws of U.S. Silica Holdings, Inc., effective May 4, 2017.	8-K	001-35416	3.2	May 10, 2017
10.1+	Fourth Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan, as amended and restated effective May 12, 2022	8-K	001-35416	10.1	May 13, 2022
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification by Bryan A. Shinn, Chief Executive Officer.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification by Donald A. Merril, Chief Financial Officer.
32.1#	Section 1350 Certification by Bryan A. Shinn, Chief Executive Officer.
32.2#	Section 1350 Certification by Donald A. Merril, Chief Financial Officer.
95.1*	Mine Safety Disclosure.
101*	101.INS XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH Inline XBRL Taxonomy Extension Schema
101.CAL Inline XBRL Taxonomy Extension Calculation
101.LAB Inline XBRL Taxonomy Extension Labels
101.PRE Inline XBRL Taxonomy Extension Presentation
101.DEF Inline XBRL Taxonomy Extension Definition
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Management contract or compensatory plan/arrangement
*	Filed herewith
#	Furnished herewith
We will furnish to any of our stockholders a copy of any of the above exhibits upon the written request of such stockholder.

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of July 2022.

U.S. Silica Holdings, Inc.

/s/ DONALD A. MERRIL
Name:	Donald A. Merril
Title:	Executive Vice President & Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

S-1