Form 10-K/A
period 2021-12-31
U.S. SILICA HOLDINGS, INC.
filed 2022-10-21
CIK 1524741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number
001-35416

U.S. Silica Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-3718801
(State or other jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
24275 Katy Freeway, Suite 600
Katy, Texas 77494
(Address of Principal Executive Offices) (Zip Code)
(281) 258-2170
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SLCA	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Securities Act: None

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☐    No  ☒
The aggregate market value of the outstanding common stock held by non-affiliates
of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $814,478,897 based on the closing price of $11.56 per share, as reported on the New York Stock Exchange, on such date.
As of September 30, 2022, 75,616,067 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

Auditor Firm ID: 248	Auditor Name: Grant Thornton LLP	Auditor Location: Houston, Texas

EXPLANATORY NOTE
U.S. Silica Holdings, Inc. (the “company,” “U.S. Silica,” “we,” or “our”) is filing this Amendment No. 1 on Form
10-K/A
(this “Amendment”) to amend our Annual Report on Form
10-K
for the year ended December 31, 2021, which we filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2022 (the “Original Filing”). The Original Filing is amended by this Amendment to: (i) amend and restate Item 2 of Part I in its entirety in response to comments received from the SEC staff with respect to the Original Filing; (ii) revise the disclosure on our disclosure controls and procedures in Part II, Item 9A to reflect management’s conclusion that our disclosure controls and procedures were not effective at December 31, 2021 due to the omission of required disclosures under subpart 1300 of Regulation
S-K;
and (iii) file an amended version of the Ottawa Site, LaSalle County, Illinois Technical Report Summary (which is filed herewith as Exhibit 96.1), Colado Site, Pershing County, Nevada Technical Report Summary (which is filed herewith as Exhibit 96.2) and Lamesa Site, Dawson County, Texas Technical Report Summary (which is filed herewith as Exhibit 96.3) (collectively, the “Technical Report Summaries”), all of which supersede their respective previously filed reports. The amendments to the Technical Report Summaries include updated economic feasibility models. Initially, the economic feasibility models in Section 19.0 of each Technical Report Summary included annualized data for 2021. Unless otherwise noted, the economic feasibility models have been revised to include actual 2021 data.
Other than the items referenced above, this Amendment does not attempt to modify or update the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are or will be addressed in subsequent reports filed by the Company with the SEC. Accordingly, this Amendment should be read in conjunction with the Original Filing. Capitalized terms not defined in this Amendment have the meaning givens to them in the Original Filing.
Pursuant to Rule
12b-15
under the Securities Exchange Act of 1934 (the “Exchange Act”), this Amendment also includes as exhibits the certifications of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) because no financial statements are filed with this Amendment.

PART I

ITEM 2.	PROPERTIES

Our Properties and Logistics Network

Our corporate headquarters is located in Katy, Texas. We also maintain a corporate support center and sales office in Reno, Nevada. Additionally, we operate corporate laboratories located in Berkeley Springs, West Virginia and Reno, Nevada. These locations provide critical technical expertise, analytical testing resources and application development to promote product value and cost savings. We generally own our principal production properties, although some land is leased. Substantially all of our owned assets are pledged as security under the Credit Agreement; for additional information regarding our indebtedness, see Note K—Debt to our Consolidated Financial Statements in Part II, Item 8. of the Original Filing. Corporate offices, including sales locations are leased. In general, we consider our facilities, taken as a whole, to be suitable and adequate for our current operations.

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

Our acquisition of SandBox extended our delivery capability directly to our customers’ wellhead locations. SandBox provides last mile logistics to companies in the oil and gas industry, which increases efficiency and provides a lower cost logistics solution for our customers. SandBox has operations in the major United States oil and gas producing regions, including the Permian Basin, Eagle Ford Shale, Mid-Con, Rocky Mountains and the Marcellus/Utica Shale, where its largest customers are located. We expect we will continue to make strategic investments and develop partnerships with transload operators and transportation providers that will enhance our portfolio of supply chain services that we can provide to customers.

The map below shows the location of our production facilities, transload facilities, SandBox operation sites and Corporate offices:

Summary Overview of Mining Operations

Information concerning our mining properties in this Amendment has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K, which first became applicable to us for the fiscal year ended December 31, 2021. As used in this Amendment, the terms “mineral resource,” “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” are defined and used in accordance with subpart 1300 of Regulation S-K. As of December 31, 2021, the Company’s individually material mining properties, as determined in accordance with subpart 1300 of Regulation S-K, were the Lamesa, TX site (the “Lamesa site”), the Ottawa, IL site (the “Ottawa site”) and the Lovelock/Colado, NV site (the “Colado site”).

The information that follows related to the Lamesa site, the Ottawa site and the Colado site is derived, for the most part from, and in some instances is an extract from, the technical report summaries (“TRSs”) related to such properties prepared in compliance with Item 601(b)(96) and subpart 1300 of Regulation S-K. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the TRSs, filed as exhibits to this Amendment.

As of December 31, 2021, we had 28 operating mines and processing facilities and two exploration stage properties, as summarized below. Note that this list includes three processing facilities (Blair, NE, Lovelock/Colado, NV Processing Plant, included in the description of Lovelock/Colado, NV, and Millen, GA), but excludes mines and processing facilities that have been closed, none of which has any mineral resources or reserves.

Berkeley Springs, West Virginia

We, through U.S. Silica Company, operate surface mines and a silica sand processing plant in Berkeley Springs, Morgan County, West Virginia. The Berkeley Springs site includes a total of 4,435 acres that are owned outright by U.S. Silica. This ownership includes subsurface mineral and water rights. The site has no leased property and pays no royalties.

Our surface mines at the Berkeley Springs facility use hard rock mining methods to produce high-purity sandstone. The plant uses natural gas, propane, fuel oil and electricity to make whole grain, ground and fine ground silica. Berkeley Springs also produces a synthetic magnesium-silica product called Florisil. The reserves are part of the Ridgeley Sandstone Formation along the Warm Springs Ridge in eastern West Virginia. The processing plant allows the Berkeley Springs facility to meet a wide variety of focused specifications from customers producing specialty epoxies, resins and polymers, geothermal energy equipment and fiberglass. As such, the Berkeley Springs facility services multiple end markets, such as glass, building products, foundry, chemicals and fillers and extenders.

Berkeley Springs operates under 13 different operating permits and complies with other state and federal regulations that do not require a specific permit. All required permits are secured, and the site is operating in full compliance.

Blair, Nebraska [processing plant only]

EP Engineered Clay, our indirect subsidiary, operates a perlite processing plant located near the town of Blair, Washington County, Nebraska. The site sits on a 0.5-acre leased parcel that is a portion of a 35-acre lot owned by Blair Ag., LLC. The site has a mobile office, expander building, a compressor room and three storage silos.

Our Blair facility uses natural gas, electricity and perlite raw ore from our open-pit Popcorn, Nevada mine that has been initially processed at our Lovelock, Nevada process facility, then shipped by rail to Blair. After unloading, the ore goes through an expander. At temperatures over 1,600-degrees Fahrenheit, perlite expands to almost 15 times its size. The expanded perlite is then sized, packaged or sent to storage silos for bulk shipment to customers. Perlite products are used as a filter media in the manufacturing of bio-fuels, food grade oils, beverages and pharmaceuticals.

The Blair plant operates under one operating permit and complies with other state and federal regulations that do not require a specific permit. The required permit is secured, and the site is operating in full compliance.

Clark, Nevada

EPM operates the Clark, Nevada mine and DE processing plant located 20 miles east of the city of Reno, Nevada. The Clark processing plant is located on approximately 447 acres of private land. The Clark mine consists of approximately 1,123 acres of private land and 292 acres of federal land. EPM maintains two mineral claim leases, with EPM holding 71% ownership. The leases consist of 19 mineral claims, 15 of which are placer claims and four of which are mill-site claims.

Our Clark open pit, ramp and bench mine uses mechanical, hard-rock mining methods to extract the DE ore strata. The DE mined at the Clark mine is part of the Miocene-aged Truckee Formation, comprised of up to 200-ft thick, lacustrine DE deposits with interbedded, gravels, sands and volcanic tuffs. The Clark processing plant utilizes a rotary kiln to produce granular DE products utilized in the soil amendment, absorbent and carrier markets. In addition, a flash dryer process is utilized in producing natural DE powders in support of the functional additive and natural insecticide and animal feed markets.

The Clark mine operates under four permits, while the Clark processing plant must abide by eight separate operating permits. The site also complies with other state and federal regulations that do not require a specific permit. All required permits are secured, and the site is operating in full compliance.

Columbia, South Carolina

We, through U.S. Silica Company, operate a surface mine and silica sand processing plant in Columbia, Lexington County, South Carolina. The processing plant is situated on a 204-acre parcel of owned land. The active mine is located directly north of the plant and is comprised of a 648-acre parcel of leased land. Royalties in the amount of 5% of the total monthly sales revenue are paid to the lessor.

Our surface mines in Columbia use natural gas, fuel oil and electricity to produce whole grain, ground and fine ground silica. The reserves are part of the Tuscaloosa Formation in central South Carolina. The processing plant allows the Columbia facility to meet a wide variety of focused specifications on product composition from customers. As such, the Columbia facility services multiple end markets, such as glass, building products, fillers and extenders, filtration and oil and gas proppants.

The Columbia, South Carolina site actively maintains five regulatory and operating permits. The facility also complies with other state and federal regulations that do not require a specific permit. All required permits are secured, and the site is operating in full compliance.

Crane County, Texas

We, through U.S. Silica Company, operate surface mines and a silica sand processing plant in Crane County, Texas. The Crane site includes a total of 3,200 acres that are owned by U.S. Silica. This ownership includes subsurface mineral and water rights. A royalty payment of $1.00/ton of sand sold is payable to the former owner. There are no associated leased lands at Crane.

Our Crane site uses natural gas and electricity to produce whole grain silica through surface mining methods. The reserves contain windblown dune sand lying above ancient dunes of clayey sand, all quaternary in age. The Crane processing plant is a fully automated, state-of-the-art facility that features an approximately four million ton per year plant with a wet plant, intermediate stockpile, dry plant, screening plant and loadout. The site’s location in West Texas allows it to ship local in-basin sand by truck.

The Crane site maintains seven operating permits. The site also complies with other state and federal regulations that do not require a specific permit. All required permits are secured, and the site is operating in full compliance.

Dubberly, Louisiana

We, through U.S. Silica Company, operate a surface dredge mine and a silica sand processing plant near Dubberly, Louisiana. The land holdings include a total of 356 acres that are owned outright by the Company. The site pays an annual $200 royalty to the former land owner. Another 20 acres of land is leased for $8,500 per year to provide access to the site’s National Pollutant Discharge Elimination System water discharge point. The owned and leased tracts include subsurface mineral and water rights.

Our surface mines in Dubberly use natural gas and electricity to produce whole grain silica through dredge mining. The reserves are part of the Sparta Formation. The processing plant allows the Dubberly facility to meet a wide variety of focused specifications on product composition from customers. As such, the Dubberly facility services multiple end markets, such as glass, foundry and building products.

Dubberly maintains four operating permits. The site also complies with other state and federal regulations that do not require a specific permit. All required permits are secured, and the site is operating in full compliance.

Fernley, Nevada

EPM owns and operates a surface mine and DE processing plant near the town of Fernley, Nevada. The processing plant is located on a 39.9-acre parcel of private land. The Fernley mine property is comprised of 5,668 acres, which mostly consists of federal BLM land (142 active and owned placer mineral claims) and 72.2 acres of private land.

Portions of the private land are surface rights only, and related minerals rights are sub-leased from private land owners. There are no royalties associated with the private land holdings at Fernley. BLM land lease payments are around $23,000 annually.

Our Fernley facility surface-mines DE and has a rotary kiln for granular DE products. The processing plant utilizes electricity and recycled oil to manufacture granular products used in absorbent products, soil amendments, fertilizer and pet litter.

The Fernley mine operates under four operating permits. The Fernley processing plant operates under an additional six operating permits. The site also complies with other state and federal regulations that do not require a specific permit. All required permits are secured, and the site is operating in full compliance.

Festus, Missouri

We, through U.S. Silica Company, lease and have mineral rights for silica sand on 635 acres covering a limestone quarry that is owned and operated by Fred Weber, Inc. (“Fred Weber”). The processing plant was constructed on a 40-acre tract within this lease. Fred Weber mines a layer of sandstone in the quarry and delivers it to the processing plant on a price per ton basis. Any and all property ownership, leases and environmental permits related to the mine are the responsibility of Fred Weber.

The Festus facility uses natural gas and electricity to produce whole grain silica from a sandstone reserve that we lease, subject to the lease’s expiration on June 30, 2048. The ore is mined by a contractor using both surface and underground hard-rock mining methods. The reserves are part of the St. Peter Sandstone Formation that stretches north-south from Minnesota to Missouri and east-west from Illinois to Nebraska and South Dakota. While the Festus facility’s production techniques and distribution model enable it to serve all major silica markets, the primary production has been frac sand for oil and gas proppants.

Fred Weber holds and maintains six operating permits. The site also complies with other state and federal regulations that do not require a specific permit. All required permits are secured, and the site is operating in full compliance.

Hazen Mine, Nevada

EPM operates the Hazen, Nevada DE mine that is located three miles southwest of the unincorporated town of Hazen, Churchill County, Nevada. The Hazen mine is located on approximately 1,255 acres of land, comprised of 120 acres of private land and 1,135 acres of federal BLM land. The BLM land is held by four different claim holders. The largest 640-acre parcel has an annual minimum payment of $24,000 and a $1/ton shipped royalty. The second 480-acre parcel has an annual minimum payment of $7,200 and a $1/ton shipped royalty. The next 13.5-acre parcel has a $1,650 annual payment and a $1/ton shipped royalty. The last 1.7-acre property has a fixed annual payment of $413. Additionally, EPM pays all of the annual mining claim fees at $165 per claim.

Our small open-pit surface mine at Hazen operates as a stand-alone, satellite mine that provides raw DE to several sites. Most of the raw ore is shipped by truck to the Company’s nearby DE processing plant at Clark, Nevada. To a lesser extent, raw ore is loaded and shipped by rail to Johns Manville’s processing plants in Fruita, Colorado and Grambling, Louisiana. Contracted mining campaigns take place every two to years and these are designed to build on-site stockpiles to meet shipping requirements. On average, 20,000 bank cubic yards of DE are shipped off site each year.

The Hazen mine operates under operating permits issued by federal and state agencies. The site also complies with other state and federal regulations that do not require a specific permit. All required permits are secured, and the site is operating in full compliance.

Hurtsboro, Alabama

We, through U.S. Silica Company, operate a silica sand mine and processing plant near Hurtsboro, Macon County, Alabama. The Hurtsboro processing plant is located on 117 acres of owned land. Mining occurs within 10 miles of the processing plant, on three separate leased land parcels that encompass a total of some 1,100 acres. The mineral leases include subsurface mineral rights, with royalties paid at $0.60 to $0.75 per ton mined.

Our surface mines in Hurtsboro use propane and electricity to produce whole grain silica. The reserves are mined from the Cusseta member of the lower Ripley Formation. The processing plant allows the Hurtsboro facility to meet a wide variety of focused specifications on product composition from customers. As such, the Hurtsboro site services multiple end markets, such as foundry, building products and recreation.

The Hurtsboro site maintains 11 separate mining and environmental permits. The site also complies with other state and federal regulations that do not require a specific permit. All required permits are secured, and the site is operating in full compliance.

Jackson, Mississippi

EPM operates a bentonite clay processing plant in the town of Jackson, Hinds County, Mississippi. The Jackson processing facility sits on 70 acres of private land leased from BASF, the former owner of the site. The annual lease rate for the plant is $157,000. EPM also owns a one-acre lot located next to the processing plant as an injection well site. The calcium bentonite raw ore supplied to the Jackson plant is mined at the Aberdeen / Fowlkes Mine, near the town of Aberdeen, Monroe County, Mississippi. The mine property is 648 acres, comprised of 502 acres of owned land and 146 acres of private leased land, split between three landowners. The total annual lease payment for the private property is $12,000.

Our Jackson facility uses natural gas, electricity, water and sulfuric acid to process calcium bentonite from our Fowlkes open-pit mine, located approximately 170 miles from the Jackson plant. Once the calcium bentonite is processed into finished product, the product is shipped to the animal feed, oleo bleaching/filtration or refinery catalyst/purification markets.

The Jackson plant operates under five separate operating permits. The Fowlkes Mine operates under two operating permits. Both sites also comply with other state and federal regulations that do not require a specific permit. All required permits are secured, and the sites are operating in full compliance.

Jackson, Tennessee

We, through U.S. Silica Company, operate a silica sand mine and processing plant near Jackson, Tennessee. The Jackson, Tennessee site includes 132 acres of owned land in two separate parcels. The processing plant is located on the smaller 27-acre parcel of owned land. The second parcel of 105 acres hosts a mined-out dredge pond. There are no leases, no royalties and no other associated payments specific to the Jackson, Tennessee land parcels.

Our surface mines in Jackson, Tennessee use natural gas and electricity to produce whole grain and ground silica. Sand is purchased from a local dredging company whose reserves are alluvial sands associated with an ancient river system. The processing plant allows the Jackson, Tennessee facility to meet a wide variety of focused specifications on product composition from customers. As such, the site services multiple end markets, such as fiberglass, building products, ceramics, fillers and extenders and recreation.

The Jackson, Tennessee site operates under three active permits. The site also complies with other state and federal regulations that do not require a specific permit. All required permits are secured, and the site is operating in full compliance.

Lamesa, Texas

In accordance with subpart 1300 of Regulation S-K, we have determined that the Lamesa site is a material mining property. Therefore, a description of the Lamesa site and its operations can be found below. See “—Lamesa, TX.”

Lovelock/Colado, Nevada

In accordance with subpart 1300 of Regulation S-K, we have determined that the Colado site, which includes the Colado Processing Plant, in Lovelock, Nevada, is a material mining property. Therefore, a description of the Colado site and its operations can be found below. See “—Lovelock/Colado, NV.”

Mapleton Depot, Pennsylvania

We, through U.S. Silica Company, operate surface mines and a silica sand processing plant near Mapleton Depot, Huntingdon County, Pennsylvania. The Mapleton Depot operation includes a total of 1,838 acres that are owned outright by U.S. Silica. This ownership includes subsurface mineral and water rights. An additional 345 acres of land is leased for mineral rights and access from three different land owners. The standard lease payment is $0.255 per ore ton mined on 260 acres of the lease land total. The remaining 85 acres have an annual lease amount of $98,000 for mine haulage route access.

Our surface mines in Mapleton Depot use natural gas, fuel oil and electricity to produce whole grain silica through hard rock mining. The reserves are part of the Ridgeley (sometimes called the Oriskany) Sandstone Formation in central Pennsylvania. The processing plant allows the Mapleton Depot facility to meet a wide variety of focused specifications on product composition from customers. As such, the Mapleton Depot site services multiple end markets, such as glass, specialty glass, building products, recreation and oil and gas proppants.

Mapleton Depot operates under 21 different operating permits. The site also complies with other state and federal regulations that do not require a specific permit. All required permits are secured, and the site is operating in full compliance.

Mauricetown, New Jersey

We, through U.S. Silica Company, own and operate a silica sand processing plant near the unincorporated community of Mauricetown, Cumberland County, New Jersey. The processing plant is located on the west side of Mauricetown and sits on 776 owned acres of private land. The dredge mining operation, almost six miles northeast near Port Elizabeth, is located on 816 acres of owned land. All property at both sites is owned outright by U.S. Silica. No royalties are paid for the mining of sand on the property.

Our surface mines near the Mauricetown facility use natural gas, fuel oil and electricity to produce whole grain silica through dredge mining. The reserves are mined from alluvial sands in the Maurice River Valley and are similar to those found in the Cohansey, Bridgeton and Cape May deposits. The processing plant allows the Mauricetown facility to meet a wide variety of focused specifications on product composition from customers. As such, the Mauricetown site services multiple end markets, such as foundry, filtration, building products and recreation.

Mauricetown operates under 25 separate permits. The site also complies with other state and federal regulations that do not require a specific permit. All required permits are secured, and the site is operating in full compliance.

Middleton, Tennessee

EPM owns and operates the Middleton, Tennessee site, comprised of some 1,154 acres located on both sides of the border between Tennessee and Mississippi. The bentonite clay processing plant sits on an owned, 131-acre parcel of land located five miles south of the town of Middleton, Hardeman County, Tennessee. Mining activities occur in both Tennessee and Mississippi. The Tennessee mines consist of 420 acres of owned land and 78 acres of leased land. The Company owns all mineral rights on the leased land, but the land will be transferred back to the owner after cessation of mining. There is no royalty or other fee associated with this lease. The Mississippi mines consist of 525 acres of owned land.

The Middleton facility surface-mines montmorillonite clay, a high calcium bentonite, and has two rotary kilns that have a capacity of roughly 150,000 tons per year. The facility uses natural gas, electricity and sulfuric acid to process ore. With on-site milling, screening and multiple packaging capabilities, the Middleton site serves several different industries including agriculture, sports fields and absorbents.

The Middleton mine operates under five separate operating permits. The Middleton processing plant operates under two additional state permits. The site also complies with other state and federal regulations that do not require a specific permit. All required permits are secured, and the site is operating in full compliance.

Mill Creek, Oklahoma

We, through U.S. Silica Company, own and operate the Mill Creek mine and processing plant, near the town of Mill Creek, Johnston County, Oklahoma. The Mill Creek operation consists of two silica sand processing plants separated by four miles. The South Plant sits on 369 owned acres and is the home to the ground silica milling, sizing and bagging operations. The North Plant is comprised of 1,501 owned acres and is home to the mine and the whole grain silica sand drying and shipping operations. There are two leased tracts at the North Plant totaling 71 acres; both tracts have been fully mined, but the acreage is still part of the active state mining permit. The purchase agreements for lands at the North Plant included provisions for royalty payments based on tons mined and sold from the individual tracts. Some of this property was purchased over 40 years ago, and the royalty rates are less than the $0.10 per ton.

Our surface mines in Mill Creek use natural gas and electricity to produce whole grain, ground and fine ground silica through hydraulic mining. The reserves are part of the Oil Creek Formation in south central Oklahoma. The processing plant enables the site to produce multiple whole grain and ground silica products through various methods. As such, the Mill Creek facility services multiple end markets, such as glass, foundry, fillers and extenders, building products and oil and gas proppants.

The North Plant and mine operate under eight separate operating permits. The South Plant must abide by six separate operating permits. The site also complies with other state and federal regulations that do not require a specific permit. All required permits are secured, and both sites are operating in full compliance.

Millen, Georgia [processing plant only]

EP Engineered Clay, our indirect subsidiary, operates a cristobalite manufacturing plant located near the town of Millen, Jenkins County, Georgia. The site sits on 819 wholly owned acres, of which the processing plant covers approximately 50 acres.

Our Millen facility has a natural gas kiln that enables the production of specialty industrial products that require high temperature heat treatments. These products are sold to customers that produce finished goods for the building products and residential construction markets. The site can ship bulk or packaged material via truck and the Norfolk Southern railway.

There is only one operating permit of record for the Millen, Georgia Plant. The site also complies with other state and federal regulations that do not require a specific permit. The required permit is secured, and the site is operating in full compliance.

Montpelier, Virginia

We, through U.S. Silica Company, own and operate an aplite mine and processing plant near the unincorporated community of Montpelier, Hanover County, Virginia. The mine and processing plant are located on 824 owned acres, with full mineral rights. No leases or royalties are associated with the property.

Our surface mines in Montpelier use fuel oil and electricity to produce aplite through hard rock mining. The reserves are part of an igneous rock complex that is unique to this location. The processing plant allows the Montpelier facility to meet a wide variety of focused specifications on product composition from customers. As such, the Montpelier site services multiple end markets, such as glass, building products and recreation.

The Montpelier site maintains four different operating permits. The site also complies with other state and federal regulations that do not require a specific permit. All required permits are secured, and the site is operating in full compliance.

Ottawa, Illinois

In accordance with subpart 1300 of Regulation S-K, we have determined that the Ottawa site is a material mining property. Therefore, a description of the Ottawa site and its operations can be found below. See “—Ottawa, IL.”

Pacific, Missouri

We, through U.S. Silica Company, own and operate a silica sand mine and production facility near the town of Pacific, St. Louis County, Missouri. The mine and processing plant are located on 524 wholly owned acres, with full sub-surface mineral and water rights. No leases, royalties or other specific payments are associated with the property.

Our surface mines at the Pacific facility use natural gas and electricity to produce whole grain, ground and fine ground silica through a variety of mining methods, including hard rock and hydraulic mining. The reserves are part of the St. Peter Sandstone Formation that stretches north-south from Minnesota to Missouri and east-west from Illinois to Nebraska and South Dakota. The processing plant allows the Pacific facility to meet a wide variety of focused specifications on product composition from customers. As such, the Pacific site services multiple end markets, such as glass, foundry, fillers and extenders and oil and gas proppants.

The Pacific site maintains nine different operating permits. The site also complies with other state and federal regulations that do not require a specific permit. All required permits are secured, and the site is operating in full compliance.

Popcorn, Nevada

EPM operates a stand-alone, satellite perlite mine located 18 miles south of the town of Fallon, Churchill County, Nevada. The mine is located on 196.27 acres of leased federal BLM land, and is comprised of 10 lode mineral claims. The mineral claims are renewed with the BLM on an annual basis at a cost of $165/claim, with a total annual cost of $1,650.

There are no buildings or facilities on this mine site. The only equipment is an owned service front-end loader that is used to muck from blasted ore stockpiles and to load over-the-road haul trucks. The mine operates seasonally (typically for only 30-days per year) in order to build ore stockpiles for shipping. The average annual mine production from the Popcorn mine is around 10,000 stockpile cubic yards.

The raw perlite ore is trucked as needed throughout the year to the Lovelock processing plant, some 80 miles away. At the Lovelock processing plant, the perlite ore is crushed, sized and passed through a flash dryer. At this point, it is either loaded into railcars for shipment to the Blair, Nebraska facility or it is further processed at the Lovelock plant.

The Popcorn mine maintains three different operating permits. The site also complies with other state and federal regulations that do not require a specific permit. All required permits are secured, and the site is operating in full compliance.

Rockwood, Michigan

We, through U.S. Silica Company, own and operate a silica sand production facility within the city of Rockwood, Wayne County, Michigan. The site is comprised of two land parcels, totaling 872 wholly owned acres with full sub-surface mineral and water rights. One land parcel hosts the processing plant; the other land parcel is a drill-proven, undeveloped future mining reserve. No leases, royalties or other specific payments are associated with the Rockwood property.

Our Rockwood facility uses natural gas and electricity to produce whole grain silica. Rockwood’s own surface mining reserves are part of the Sylvania Formation and are notable for their low iron content, making them particularly valuable to customers producing specialty glass for architectural or alternative energy applications. Currently, sandstone ore is purchased from a local construction material company from that company’s surface mining operation. The processing plant allows the Rockwood facility to meet a wide variety of focused specifications on product composition from customers. As such, the Rockwood site services multiple end markets, such as glass, building products, oil and gas proppants and chemicals.

The Rockwood facility maintains five operating permits. The site also complies with other state and federal regulations that do not require a specific permit. All required permits are secured, and the site is operating in full compliance.

Sanders, Arizona

EPM operates a calcium bentonite clay mine near the town of Sanders, Apache County, Arizona. There is no clay processing plant at Sanders, just an open pit mine. The mine property consists of some 10,240 acres comprised of private lands leased from Newmont Realty Company. The lease is based on a royalty structure, with an advanced annual royalty of $20,000 and a production royalty of $0.72/ton of dry clay or $1.01/ton of overburden sand (both of which are deducted from the royalty advance). Sand from the site is sold to a third-party, Silica Services. The royalty unit values are annually adjusted based on the Consumer Price Index (“CPI”). No additional fees are associated with the property as Silica Services manages transportation logistics and associated fees with BLM and the Navajo Indian Nation.

Mine operations include two open pits, and a seasonal mechanized bench mining strategy is employed. Overburden waste is mined and removed to access the bentonite clay ore horizon during the wet, winter months. The ore is typically mined and stockpiled in the dry summer periods so that the clay has minimal interaction with water. Mining is completed by a third-party contractor.

Due to the Sanders mine’s location on tribal lands within the Navajo Indian Nation’s Reservation, there are no permits required from any regulatory authority for mining. Regardless, our operation still abides by the requirements captured in the Company’s Corporate Environmental Management Plan.

Sequoya, Nevada

The Sequoya, Nevada property is an advanced greenfield DE exploration property in Churchill County, Nevada. It is strategically located along a major highway only seven miles northwest of our Fernley, Nevada Plant and 34 miles southeast from our Lovelock, Nevada processing plant. The site is accessible by exploration and gravel roads that connect back to the I-80 exit at Jessup. EPM owns 42 placer claims that cover 840 acres of public land. The mineral claims are renewed with the BLM on an annual basis at a cost of $165/claim, with a total annual cost of $6,930.

There are no buildings or facilities on site, only a couple of open surface test puts where a bulk samples had been obtained for plant process testing.

The site is currently permitted only for exploration and is in full compliance. No operating permits are required since the site is not developed for operations.

Siskiyou, California

The Siskiyou, California site is a greenfield DE exploration property in Siskiyou County, California and it is located approximately 23 miles south of Klamath Falls, Oregon. EPM controls 152 placer claims (146 owned, 6 leased) that cover some 2,240 acres of public land. The owned claims are renewed with the BLM on an annual basis at a cost of $165/claim, with a total annual cost of $24,090. The leased claims are renewed annually at a cost of $7,920.

The property is comprised mostly of undeveloped, high-plains ranch lands with suitable access for exploration drilling provided by pre-existing ranch roads. There are no buildings or facilities on this exploration property.

The site is currently permitted only for exploration and is in full compliance. No operating permits are required since the site is not developed for operations.

Sparta, Wisconsin

We, through U.S. Silica Company, own and operate a silica sand dredge mine and production facility within the town of Sparta, Monroe County, Wisconsin. The site is comprised of 614 wholly owned acres, with full sub-surface mineral and water rights. No leases, royalties or other specific payments are associated with the Sparta site.

Our facility at Sparta uses natural gas and electricity to produce whole grain silica products. The reserve geology is that of high purity alluvial sands, with the primary erosional source being the Wonewoc Formation, known for its round, coarse grains and superior crush strength properties, which makes it an ideal substrate for oil and gas proppants. We mine sand through dredging, where the sand is extracted from the ground with water without the use of any chemicals. The sand is then transported as slurry via pipeline to the processing facility where it is sorted and dried in a no-emissions manner with vibratory screens that use gravity and clean-burning natural gas dryers.

The Sparta site maintains seven operating permits. The site also complies with other state and federal regulations that do not require a specific permit. All required permits are secured, and the site is operating in full compliance.

Vale, Oregon

EPM owns and operates a DE mine and processing plant near the town of Vale, Malheur County, Oregon. The processing plant is on 300 owned acres located seven miles southwest of Vale. The Vale mine is located 50 miles southwest of Vale, near Juntura, Oregon. The mine consists of some 12,640 acres of land that is a combination of private, state and federal lands. There are 1,680 acres of private land, 1,280 acres of Oregon state land, 8,080 acres (186 mineral claims) of BLM land and 1,600 acres of land patented under the Stock Raising Homestead Act (“SRHA”) with private surface estate and federal mineral estate (320 acres of which are owned by EPM). Annual lease and royalty payments are made to the Diatomite Products Company ($15,000 minimum plus $10.60/ton sold), the State of Oregon ($10,000 minimum plus $3.16/ton sold) and the federal government of the United States ($165/claim fee). The royalty unit values are adjusted annually based on the CPI.

Our Vale open pit, ramp and bench mine uses mechanical, hard-rock mining methods to extract the DE ore strata. The DE ore strata are part of the Miocene-aged, Juntura Formation. At the processing plant, two kilns can produce calcined and flux-calcined DE for use as filter aids, functional additives and low iron brewing grades of filter aids. It has an annual capacity of approximately 120,000 tons and uses DE ore from the open-pit celatom mine, natural gas, electricity and soda ash.

The Vale site maintains eight operating permits (four plant and four mine). The site also complies with other state and federal regulations that do not require a specific permit. All required permits are secured, and the site is operating in full compliance.

Summary of Annual Production

The table below shows annual mined volumes (in thousands) at our mining properties for the fiscal years ended December 31, 2021, 2020 and 2019:

		Tons Mined
Mine / Location	Product Type	2021	2020	2019
Berkeley Springs, WV	Silica Sand	301	275	285
Blair, NE(1)	Perlite	—	—	—
Clark, NV	Diatomaceous Earth	63	68	100
Columbia, SC	Silica Sand	398	346	462
Crane County, TX	Silica Sand	3,263	697	2,370
Dubberly, LA	Silica Sand	138	106	106
Fernley, NV	Diatomaceous Earth	67	46	90
Festus, MO	Silica Sand	1,567	1,290	868
Hazen, NV	Diatomaceous Earth	9	11	21
Hurtsboro, AL	Silica Sand	196	125	138
Jackson, MS	Bentonite Clay	84	74	54
Jackson, TN(2)	Silica Sand	—	—	—
Lamesa, TX	Silica Sand	4,692	3,271	4,774
Lovelock/Colado, NV(3)	Diatomaceous Earth	166	151	144
Mapleton Depot, PA	Silica Sand	308	265	315
Mauricetown, NJ	Silica Sand	166	155	152
Middleton, TN	Bentonite Clay	198	216	326
Mill Creek, OK	Silica Sand	1,544	1,235	2,045
Millen, GA(4)	Silica Sand	—	—	—
Montpelier, VA	Aplite	163	196	169
Ottawa, IL	Silica Sand	2,967	1,953	3,720
Pacific, MO	Silica Sand	942	922	874
Popcorn, NV(5)	Perlite	—	9	—
Rockwood, MI(6)	Silica Sand	—	—	—
Sanders, AZ	Bentonite Clay	14	13	8
Sequoya, NV(7)	Diatomaceous Earth	—	—	—
Siskiyou, CA(8)	Diatomaceous Earth	—	—	—
Sparta, WI(9)	Silica Sand	2,025	—	2,162
Vale, OR	Diatomaceous Earth	117	105	99

(1)	Blair, NE is a perlite processing plant. There are no tons mined on site.
(2)	Jackson, TN purchases raw sand from a third party. There are no tons mined on site.
(3)	Includes the Colado processing plant.
(4)	Millen, GA is a silica sand processing plant. There are no tons mined on site.
(5)	Popcorn, NV mining is campaigned every two to three years. Raw ore is processed at Blair, NE and/or Lovelock/Colado, NV processing plant.
(6)	Rockwood, MI purchases raw sand from a third party. There are no tons mined on site.
(7)	Sequoya, NV is an advanced greenfield exploration property. No mining besides a small (~300 tons) bulk sample has been completed on this site.
(8)	Siskiyou, CA is a greenfield exploration property. To date, no tons have been mined on site.
(9)	Sparta, WI was idled in 2020.

Summary of Mineral Resources and Reserves

As used in this Amendment, the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource,” “inferred mineral resource,” “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” are defined and used in accordance with subpart 1300 of Regulation S-K.

Except for that portion of mineral resources classified as mineral reserves, mineral resources do not have demonstrated economic value. Inferred mineral resources are estimates based on limited geological evidence and sampling and have a too high of a degree of uncertainty as to their existence to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Estimates of inferred mineral resources may not be converted to a mineral reserve. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. Therefore, no assumption can be made that all or any part of an inferred mineral resource exists, that it can be the basis of an economically viable project, or that it will ever be upgraded to a higher category. Likewise, there can be no assurances that all or any part of measured or indicated mineral resources will ever be converted to mineral reserves.

The estimates of proven and probable reserves at our three material mining properties in this Amendment have been prepared by the qualified persons referred to herein, and in accordance with the technical definitions established by the SEC under subpart 1300 of Regulation S-K:

•	Proven mineral reserves are the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource.

•	Probable mineral reserves are the economically mineable part of an indicated and, in some cases, a measured mineral resource.

Our mineral reserve estimates were prepared by our employees and have a basis in geologic block modeling conducted in-house using our SURPACTM mine design software. Our mineral reserve estimates and Westward Environmental, Inc.’s (“Westward”) reserve audit studies are based on many factors, but most importantly, all recoverable ore must have a mining plan and the mining area must be covered by a valid operating permit. Other site specific mine design criteria such as geotechnical slope stabilities in rock or unconsolidated overburden; waste-to-ore stripping ratios; safety catch bench designs; pit haul road access; pit dewatering sumps and ultimate pit floor elevations; tailings ponds and waste rock dump designs; infrastructure set-backs (roads, electrical lines, gas lines, property boundaries, etc.); reclamation plans; and any buffers needed to protect environmental features such as navigable waters or wetlands. For a description of risks relating to our estimates of mineral reserves, see Item 1A. Risk Factors of the Original Filing.

In accordance with subpart 1300 of Regulation S-K, management engaged Westward as the qualified person to prepare technical report summaries for the disclosure of mineral resources and reserves at our three material mining properties: Lamesa, TX, Ottawa, IL and Lovelock/Colado, NV.

Set forth in the tables below are our estimates as of December 31, 2021 of measured, indicated and inferred resources (exclusive of proven and probable reserves) and proven and probable reserves. Certain figures in the tables, discussions and notes have been rounded. Additionally, amounts may not foot as each figure is rounded independently.

The reference point for the mineral resources and reserves is in situ material.

Summary Mineral Resources for the fiscal year ended December 31, 2021(1)

	Measured Mineral Resources	Indicated Mineral Resources	Measured + Indicated Mineral Resources	Inferred Mineral Resources
Silica Sand(2)
United States
Berkeley Springs, WV	—	—	—	7,950,000
Columbia, SC	—	—	—	3,666,000
Crane, TX	—	—	—	27,300,000
Dubberly, LA	—	—	—	1,959,000
Festus, MO	—	—	—	—
Hurtsboro, AL	—	—	—	—
Jackson, TN(3)	—	—	—	—
Lamesa, TX	—	—	—	—
Mapleton Depot, PA	—	—	—	—
Mauricetown, NJ	—	—	—	4,000,000
Mill Creek, OK	—	—	—	16,361,000
Millen, GA(4)	—	—	—	—
Ottawa, IL	—	—	—	—
Pacific, MO	—	—	—	—
Rockwood, MI(5)	—	—	—	—
Sparta, WI	—	—	—	13,500,000

Total Silica Sand	—	—	—	74,736,000

Diatomaceous Earth(6)
United States
Clark, NV	—	—	—	1,258,000
Fernley, NV	—	—	—	4,727,000
Hazen, NV	—	—	—	—
Lovelock/Colado, NV(7)	—	—	—	—
Sequoya, NV	—	—	—	1,978,000
Siskiyou, CA	—	—	—	3,656,000
Vale, OR	—	—	—	19,780,000

Total Diatomaceous Earth	—	—	—	31,398,000

Bentonite Clay(8)
United States
Jackson, MS	—	—	—	—
Middleton, TN	—	—	—	11,806,000
Sanders, AZ	—	—	—	—

Total Bentonite Clay	—	—	—	11,806,000

Perlite(8)
United States
Blair, NE(9)	—	—	—	—
Popcorn, NV	—	—	—	—

Total Perlite	—	—	—	—

	Measured Mineral Resources	Indicated Mineral Resources	Measured + Indicated Mineral Resources	Inferred Mineral Resources
Aplite(8)
United States
Montpelier, VA	—	—	—	—

Total Aplite	—	—	—	—

(1)

Item 1303(b)(3)(ii) of Regulation S-K requires disclosure of mineral resources to be exclusive of mineral reserves. Unless otherwise noted, properties with no resources reported represent a 100% conversion of currently known geologic resources to mineable ore reserves.

(2)	Mineral resources are based on the 2021 average price of $38 per ton of silica sand.
(3)	Jackson, TN purchases raw sand from a third party.
(4)	Millen, GA is a silica sand processing plant. There are no tons mined on site.
(5)	Rockwood, MI purchases raw sand from a third party.
(6)	Mineral resources are based on the 2021 average price of $560 per ton of DE.
(7)	Includes the Colado processing plant.
(8)	Mineral resources are based on the 2021 average price of $259 per ton of other minerals. Other minerals include bentonite clay, perlite and aplite.
(9)	Blair, NE is a perlite processing plant. There are no tons mined on site.

Summary Mineral Reserves for the fiscal year ended December 31, 2021

	Proven Mineral Reserves (tons)(1)	Probable Mineral Reserves (tons)(1)	Total Mineral Reserves (tons)(1)
Silica Sand(2)
United States
Berkeley Springs, WV	7,822,000	—	7,822,000
Columbia, SC	7,260,000	1,556,000	8,816,000
Crane, TX	116,408,000	47,500,000	163,908,000
Dubberly, LA	3,949,000	—	3,949,000
Festus, MO	12,594,000	7,411,000	20,005,000
Hurtsboro, AL	689,000	92,000	782,000
Jackson, TN(3)	—	—	—
Lamesa, TX(4)	85,678,000	6,800,000	92,478,000
Mapleton Depot, PA	1,102,000	2,100,000	3,202,000
Mauricetown, NJ	11,082,000	—	11,082,000
Mill Creek, OK	14,908,000	—	14,908,000
Millen, GA(5)	—	—	—
Ottawa, IL(6)	66,926,671	33,002,024	99,928,695
Pacific, MO	10,436,000	7,994,000	18,430,000
Rockwood, MI(7)	7,600,000	—	7,600,000
Sparta, WI	18,742,000	2,740,000	21,482,000

Total Silica Sand	365,199,000	109,196,000	474,394,000

Diatomaceous Earth(8)
United States
Clark, NV	1,711,000	1,799,000	3,510,000
Fernley, NV	1,085,000	4,776,000	5,861,000
Hazen, NV	342,000	84,000	426,000
Lovelock/Colado, NV(9)	1,100,000	3,361,000	4,461,000
Sequoya, NV	111,000	755,000	866,000
Siskiyou, CA(10)	—	—	—
Vale, OR	16,357,000	27,420,000	43,777,000

Total Diatomaceous Earth	20,706,000	38,195,000	58,901,000

Bentonite Clay(11)
United States
Jackson, MS	—	1,147,000	1,147,000
Middleton, TN	2,608,000	12,949,000	15,557,000
Sanders, AZ	—	584,000	584,000

Total Bentonite Clay	2,608,000	14,680,000	17,288,000

Perlite(11)
United States
Blair, NE(12)	—	—	—
Popcorn, NV	4,331,000	1,790,000	6,121,000

Total Perlite	4,331,000	1,790,000	6,121,000

	Proven Mineral Reserves (tons)(1)	Probable Mineral Reserves (tons)(1)	Total Mineral Reserves (tons)(1)
Aplite(11)
United States
Montpelier, VA	—	12,245,000	12,245,000

Total Aplite	—	12,245,000	12,245,000

(1)	Ore reserves are stated as “mineable” reserves (after mining losses) and prior to plant processing recovery and sales.
(2)	Unless otherwise stated, mineral reserves are based on the 2021 average price of $38 per ton of silica sand.
(3)	Jackson, TN purchases raw sand from a third party. There are no tons mined on site.
(4)	Pricing data based on 2021 sales data for whole grain silica sand of $18 per ton. Sales prices are projected to increase at 2% per annum thereafter for the life of mine.
(5)	Millen, GA is a silica sand processing plant. There are no tons mined on site.
(6)	Pricing data based on 2021 sales data for whole grain silica of $29.30 per ton. Sales prices are projected to increase at 2% per annum thereafter for the life of the mine.
(7)	Rockwood, MI purchases raw sand from a third party.
(8)	Unless otherwise stated, mineral reserves are based on the 2021 average price of $560 per ton of DE.
(9)	Includes the Colado processing plant. Pricing data based on 2021 sales data for DE of $566 per ton. Sales prices are projected to increase at 2% per annum thereafter for the life of the mine.
(10)	Siskiyou, CA is a greenfield exploration property. As such, there are no mineral reserves to report.
(11)	Mineral reserves are based on the 2021 average price of $259 per ton of other minerals. Other minerals include bentonite clay, perlite and aplite.
(12)	Blair, NE is a perlite processing plant. There are no tons mined on site.

MATERIAL SITE DESCRIPTIONS

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

The Lamesa site is a fully-automated, state-of-the-art facility with a wet plant, intermediate stockpile, dry plant, screening plant and loadout. The facility uses natural gas and electricity to produce whole grain silica through surface mining methods. The reserves at Lamesa contain windblown dune sand lying above ancient dunes of clayey sand, all quaternary in age. The facility is located in Dawson County, approximately 312 miles west of Dallas, Texas, 57 miles north of Midland, Texas, 56 miles south of Lubbock, Texas, approximately 95 miles from our Crane plant site and approximately 11 miles northwest of Lamesa. U.S. Route 87 runs through Lamesa and directly leads north to Lubbock and south to Midland. The front gate entrance to the mine is located at coordinates 32.806256, -102.126062.

The following image is a general location map of the Lamesa site:

N
OKLAHOMA
Tulsa
Oklahoma City
Norman
Santa Fe
Albuquerque
Amarillo
NEW MEXICO
Lubbock
56 Miles
USS Lamesa
TX Plant Site
312 Miles
Dallas
Fort Worth
Abilene
Shreveport
Las Cruces
Midland
Odessa
El Paso
TEXAS
Austin
Beaumont
Houston
San Antonio
Galveston
CHIHUAHUA
Chihuahua
Ciudad Cuauhtemoc
Delicias
COAHUILA
Google
Corpus Christi
100 Miles

The following image is a location map of the Lamesa site:

The site is accessible by roads maintained as private roads as well as by county and state roads. The Lamesa site is connected to the local electrical and natural gas distribution systems. Lamesa has four on-site water wells and contracts in place with third parties which cover the life of the mine and provide for adequate access to processing water. The site has offices holding administrative, engineering and operations staff. Additionally, there are several buildings that house the plant maintenance and support facilities.

At Lamesa, we mine silica sand from a deposit that is made up of two identifiable units. The first is classified as “Eolian dune sands” (13 to 46 ft. thick) and the second is a “Clayey Cover Sand” (0 to 25 ft. thick). They are part of a large regional geologic unit covering northwest Texas and northeast New Mexico. Eolian dune sand is a known source of silica sands, which are recognized geologic units not only in Texas but also in Utah, along the shore of Lake Michigan, the shores of British Columbia and the Northwest Territories.

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

At the processing plant, raw sand is sent through a static grizzly deck and vibratory dry scalping screen to remove any coarse debris. The sand and other material that passes the dry scalping screen is conveyed to the wet processing plant, where it is washed, creating a sand slurry. The underflow sand slurry then passes through a series of de-sliming cyclones and attrition scrubber cells that remove any free interstitial clays and grain-coating clays. The de-slimed sand slurry is then de-watered by another series of cyclones and de-water screens as it is conveyed to the drain pad stockpile. Once on the drain pad, gravity helps to naturally drain. This damp sand is then conveyed into one of the dry processing plant’s three rotary dryers. The dry sand that is discharged from the rotary dryer is then conveyed up to the dry sizing tower feed bin. From here, the sand is split between a series of eight multi-deck, Rotex-brand mineral separators. These units mechanically screen out any oversize waste from the good sand, which is then screen-sized into finished API grade 40/70 and 100-Mesh products. The finished products are then directed to the designated product silos for dry storage until shipped by truck.

We are the first landowner to mine silica at the Lamesa site. Since purchasing the Lamesa property in 2017, we have invested funds to increase the efficiency and expand the capacity of the Lamesa site. All buildings were constructed in 2018. We contract for the loading and hauling portion of the operations at Lamesa. No U.S. Silica equipment is currently dedicated to the mine operations. Similarly, we primarily use leased mobile equipment in the processing plant. We believe that the Lamesa site and its operating equipment are maintained in good working condition. The total net book value of the Lamesa site’s real property and fixed assets as of December 31, 2021 was $164.0 million.

Due to the presence of pre-existing oil production infrastructure on the property, the land is subject to easements for roads, storage areas, pipelines, power lines and pump jack stations. A 100-ft. wide, “no mining” buffer is in place around the property boundary and there are several “no mining” buffer zones around pump jacks, pipelines and power lines on the property. The sand that lies within these buffer zones and “no mining” pillars was excluded from the Lamesa ore reserve calculation.

The Lamesa site is primarily environmentally regulated by Texas Commission on Environmental Quality (the “TCEQ”). However, the State of Texas does not require a mining permit to extract material. The Lamesa site has secured and is operating in compliance with all required licenses, registrations and permits.

A summary of Lamesa’s silica sand mineral reserves as of December 31, 2021 is shown below. Based on information provided, collected and reviewed by the qualified person, the resources as determined by the qualified person in Section 11.0 of the Lamesa TRS 100% convert to mineable ore reserves. For more information on our resources and reserves, please refer to Sections 11.0 and 12.0 of the Lamesa TRS.

Lamesa, TX—Summary of Mineral Reserves

	December 31, 2021	December 31, 2020
Reserve Area	Amount(1)(2)(3)	Amount(1)(2)(3)	Amount Change 2021 vs. 2020	Percent Change 2021 vs. 2020
Proven Reserves
Total Proven Reserves	85,678,000	88,750,000	(3,072,000)	(3)%
Probable Reserves
Total Probable Reserves	6,800,000	6,800,000	—	—%
Total Reserves

Total Reserves(4)	92,478,000	95,550,000	(3,072,000)	(3)%

(1)

Ore reserves are stated as “mineable” reserves (after mining losses) and prior to plant processing recovery and sales. Lamesa’s mine recovery rate is 90% and process recovery rate is 85%, resulting in an overall site recovery of 77%.

(2)

Only one commodity (silica sand) is mined, processed and sold. The end use can result in multiple products based on customer need. Silica sand is sold by the ton, regardless of product type and no “average grade” applies to the mineable reserve.

(3)	Pricing data based on 2021 sales data for silica sand of $18 per ton. Sales prices are projected to increase at 2% per annum thereafter for the life of mine.
(4)

Based on the lateral geologic continuity of Lamesa’s sand dune deposits, Proven Ore is defined within 1/4-mile radius of a drill hole. Probable ore extends out to 1/2-mile radius from a drill hole. No P+P ore is considered outside the “dune line” where dunes are absent.

The decrease from 2021 to 2020 is attributed to depletion by mining of approximately 4.7 million tons and some net positive adjustments due to block model changes and ore reserve re-calculations at December 31, 2021.

Key assumptions and parameters relating to the mineral resources and reserves at the Lamesa site are discussed in Sections 11.0 and 12.0, respectively, of the Lamesa TRS. Only material that can be economically, safely and legally extracted is contained in these ore reserve estimates. Other key assumptions include the lateral geologic continuity of the mineable dune sand ore strata; ore block model construction criteria; mine design elements (stable pit slope geometries, mining bench height, pit floor limitations, pit dewatering, etc.); infrastructure setbacks (from property boundaries, power, natural gas, and water utility lines, oil well infrastructure; and ore quality.

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

The site is accessible by roads maintained by the city, county and state as well as by two railroads. Our Ottawa site has an extensive rail-car loading, storage and handling facility. Additionally, we have access to a privately-owned barge terminal that leases property from us. The Ottawa site is connected to the local electrical and natural gas distribution systems. Potable water is provided to the plant location by the City of Ottawa’s public water system. Additionally, we have a private well at the mine site. The site has offices holding administrative, engineering and operations staff. In addition, there are several buildings that house the processing facilities plant maintenance and support facilities.

We acquired the Ottawa site in 1987 by merger with the Ottawa Silica Company, which historically used the property to produce whole grain and ground silica for customers in industrial and specialty products end markets. Since acquiring the facility, we renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including washing, hydraulic sizing, grinding, screening and blending. These production techniques allow the Ottawa site to meet a wide variety of focused specifications on product composition from customers. As such, the Ottawa site services multiple end markets, such as glass, building products, foundry, fillers and extenders, chemicals and oil and gas proppants. In November 2009, we expanded the silica sand capacity by 500,000 tons. During the fourth quarter of 2011, we completed a follow-on expansion project that added an additional 900,000 tons of silica sand capacity. None of Ottawa’s mining equipment is more than 15 years old. We believe that the Ottawa facility and its operating equipment are maintained in good working condition. The total net book value of the Ottawa facility’s real property and fixed assets as of December 31, 2021 was $77.5 million.

We mine silica sand from an open pit located approximately two and one-half miles southeast of the processing facility. The mineable material comes exclusively from the St. Peter Sandstone Formation. The current mineable property, the South Ottawa Pit, is situated south of the Illinois River. We use a hybrid combination of mechanical and hydraulic mining methods.

The first step in the mining process is the removal of the alluvial cover material, or “overburden,” from the sandstone layer. This is completed by a third-party contractor who uses a tracked excavator and articulated haul trucks. Next, blast holes are drilled into the sandstone and charged with a blasting agent. A front-end loader loads the sand into articulated haul trucks that carry the sand to a stockpile located on the pit floor. A bulldozer pushes sand from the stockpile to a high-pressure water cannon, or “monitor,” that uses recycled water from the plant. The water stream breaks up larger chunks of sand and creates a sand-water slurry that flows to a pump. The pump transfers the slurry to the processing plant.

At the processing plant, the sand slurry is fed to a washer that removes some of the ultrafines, which are pumped to tailings. From the washer, the slurry is pumped to hydrosizers that separate the sand into coarse and fine particle size fractions. From this point forward, the two streams are processed in dedicated, parallel circuits. Both streams are wet screened to remove oversized material, which is pumped to an abandoned pit. The screened sand is then thickened and dewatered by vacuum filter belts before being fed to the four fluidized bed dryers. Dried fine sand from the dryers reports to a sizing system where screening units sort the sand by grain size and store it in dedicated bins. A system of blending conveyors then produce sands, which are then loaded into bulk railcars or trucks or bagged for specific end-use markets. Separate streams from the sizing operation feed the fine sand plant and grinding mills.

The fine sand processing plant was built in the 1950’s and consists of a screening system and sixteen product bins. The bagging processing plant is automated and includes a warehouse for packaged product. Truck loading was upgraded in 1998. Whole grain products are shipped primarily to the foundry, glass and hydraulic fracturing industries. The milling processing plant was commissioned in the 1940’s. Whole grain sand is pulverized in dry ball mills using ceramic grinding balls to minimize product contamination. The mill discharge is air-classified, and the product is transported to storage bins for bulk loading or packaging. The oversize grains are rejected by the classifiers and return to the mill feed for re-grinding in a closed loop.

The land is subject to easements for roads. A minimum of a 100-ft. wide, “no mining” buffer was designed to be left in place around both sides of a county road that separates the South Ottawa properties. The sand that lies within these areas was excluded from the Ottawa ore reserve calculation.

To operate active mining operations on the property, the Illinois Department of Natural Resources, Department of Mines and Minerals required an approved Land Reclamation Plan. Additional restrictions on the use of lands are included in other permits that are required by various Illinois state agencies to operate the mine and plant. The Ottawa site has secured necessary permits and is operating in compliance with all required licenses, registrations and permits.

A summary of Ottawa’s silica sand mineral reserves as of December 31, 2021 is shown below. Based on information provided, collected and reviewed by the qualified persons, the resources as determined by the qualified persons in Section 11.0 of the Ottawa TRS 100% convert to mineable ore reserves. For more information on our resources and reserves, please refer to Sections 11.0 and 12.0 of the Ottawa TRS.

Ottawa, IL—Summary of Mineral Reserves

	December 31, 2021	December 31, 2020
Reserve Area	Amount(1)(2)(3)	Amount(1)(2)	Amount Change 2021 vs. 2020	Percent Change 2021 vs. 2020
Proven Reserves
Total Proven Reserves	66,926,671	91,172,000	(24,245,329)	(27)%
Probable Reserves
Total Probable Reserves	33,002,024	26,932,000	6,070,024	23%
Total Reserves

Total Reserves(4)	99,928,695	118,104,000	(18,175,305)	(15)%

(1)

Ore reserves are stated as “mineable” reserves (after mining losses) and prior to plant processing recovery and sales. Ottawa’s mine recovery rate is 90% and process recovery rate is 85%, resulting in an overall site recovery of 77%.

(2)

Only one commodity (silica sand) is mined, processed and sold. The end use can result in multiple products based on customer need. Silica sand is sold by the ton, regardless of product type and no “average grade” applies to the mineable reserve.

(3)	Pricing data based on 2021 sales data for silica sand of $29.30 per ton. Sales prices are projected to increase at 2% per annum thereafter for the life of mine.
(4)

The St. Peter Sandstone occurs as a massive, thick sandstone stratum that is well defined geologically and well understood from historical mining. As such, “reasonable” drill hole spacing in conjunction with mine exposures are used to define Proven Ore. Probable Ore has a more widely spaced drill pattern in the same geologically continuous strata but absent of any mine development exposure.

The decrease from 2021 to 2020 is attributed to depletion by mining of approximately 3.0 million tons and a verified, material downward adjustment of approximately 15.2 million tons resulting from changes in the resource model indicated by Westward’s independent re-calculations of the Proven and Probable reserves based on our methods.

Key assumptions and parameters relating to the mineral resources and reserves at the Ottawa site are discussed in Sections 11.0 and 12.0, respectively, of the Ottawa TRS. Only material that can be economically, safely and legally extracted is contained in these ore reserve estimates. Other key assumptions include the lateral geologic continuity of the ubiquitous St. Peter Sandstone ore strata; ore block model construction criteria; mine design elements (stable pit slope geometries, mining bench height, ground control, pit dewatering, etc.); infrastructure setbacks (from property boundaries, power, natural gas, and other utility lines); and ore quality.

Lovelock/Colado, NV

The Colado site, northeast of Lovelock, Nevada, is a DE processing operation owned and operated by EP Minerals, LLC, our indirect subsidiary. The site uses DE ore from the open pit Colado mine, soda ash, natural gas and electricity to manufacture multiple products used as filtration media across many industries including brewing, corn wet milling, oil and gas, wineries, potable water swimming pools and petrochemicals. The site is currently in the production phase although there is concurrent exploration in order to replace and expand the reserve base.

The Colado mine is located about 19 miles northwest of the town of Lovelock, NV, in west central Pershing County. The mine is accessible by a paved road, the 7 Troughs Rd. (CR 399). Due to the mine site’s remote location, there is no official address associated with it. The front entrance to Colado is located at coordinates 40.274948, -118.727916. The Colado processing plant is located about 7 miles northeast of Lovelock, NV. The plant address is 150 Coal Canyon Rd, Lovelock, NV 89419.

The following image is a location map of the Colado mine:

Antelope Basin
Liberty
Burro Basin
Horseshoe Basin
Atlantis
Black Butte
Tunnel Hill
Trinity
Explanation
Franco_Nevada
Colado_BLM_Land
EP Minerals LLC
Colado Project
Land Position Summary
0 0.125 0.25 0.5 0.75 1

The following image is a location map of the Colado mine relative to the processing plant in Lovelock, NV:

The Colado site consists of approximately 10,798+/-acres that is a combination of private, state and federal lands as follows: approximately 3,773 acres of owned private land and private leased land and approximately 7,025 acres of leased federal land (administered in tandem by the Bureau of Land Management in Winnemucca, NV and Nevada Division of Environmental Protection in Carson City, NV).

We hold land leases with the Franco-Nevada U.S. Corporation and the federal government of the United States. The land lease with Franco-Nevada is for 3,719 acres and is renewed annually. Additionally, we hold 176 mineral claims on federal, Bureau of Land Management land. Of the 176 mineral claims, 146 are active and classified as placer claims. Mineral claims are renewed on an annual basis. The Franco-Nevada U.S. Corporation leases are based on a royalty-type structure that considers the tons of product sold during the lease period and how material used for the product tons sold was mined from each lease area. The leases also include a minimum annual amount to ensure a minimum annual payment to the landowners. The royalty unit values are adjusted based on the Consumer Price Index, a statistical index that is calculated and published annually by the U.S. Bureau of Labor Statistics. As for the federal land lease, the Bureau of Land Management publishes a mining claim fees schedule on an annual basis.

The Colado site is remote with few improved roads and installed mine-related infrastructure. The site is accessible by roads maintained as private roads and by state roads. Energy is provided primarily by diesel powered equipment. Water requirements are primarily for dust suppression which is supplied by a municipal water source that is trucked by tanker to the Colado mine. The only onsite buildings are a maintenance shelter used to service the mine equipment and a small portable office. The existing infrastructure is adequate for current production levels and for the ramp-up of operations to full capacity.

The Colado site was initially commissioned in 1959. We acquired Colado in connection with the completion of the acquisition of EP Minerals, LLC in May 2018. Significant exploration had been undertaken by EPM (and affiliates) prior to our acquisition of the property in 2018. Despite Colado’s long history, none of the site’s mining equipment is more than 50 years old. We believe that the Colado’s facility and its operating equipment are maintained in good working condition. The total net book value of Colado’s real property and fixed assets as of December 31, 2021 was $25.3 million. The total net book value for the mine excludes the reserves because during purchase accounting we did not allocate the reserves by mine and they are included at the corporate level.

The Colado mine utilizes conventional open pit mining methods, averaging approximately 600,000 cubic yards of stockpiled DE production yearly. The quantities of overburden and interburden waste are backfilled into the pit as a part of the mine reclamation plan. The raw ore is delivered by truck to the Colado processing plant northeast of Lovelock, approximately 19 miles away.

At the plant, ore is fed into a crusher, where the ore is appropriately sized. The ore is fed into feed silos and then introduced into a flash dryer. There the ore is heated and pneumatically transferred through the wet end of the process. Grit or heavy particles are classified and separated from the process as waste (about 10% of material), while all other material continues through the process. The classified ore is fed to a variable-speed natural gas rotary kiln, where it is processed up to temperatures of 2,000 degrees Fahrenheit. Depending on the final product to be made, soda ash can be added to the kiln, in a process called flux-calcining. The final product from the kiln is then fed to a series of classifiers to further sort the product into different size ranges. Material that is oversized is fed to a hammer mill to be grinded, and then to be re-processed; material that is undersized is sent to the fine filler circuit, and everything else is sent to corresponding bins for the last step, packaging and shipping.

No significant encumbrances exist at the mine site. State and federal permits are required to mine the DE and operate the processing plant. Surface disturbance is permitted as needed in accordance with state regulations. Major modifications to the permit are made as needed. We submitted a major modification application during 2021 to address unpermitted disturbance, reclamation of erosion areas and proposed expansions for continued DE mining operations. We expect final approval of this application during 2022, however, its pending status does not negatively impact current mine operations.

A summary of Colado’s DE mineral reserves as of December 31, 2021 is shown below. Based on information provided, collected and reviewed by the qualified persons, the resources as determined by the qualified persons in Section 11.0 of the Colado TRS 100% convert to mineable ore reserves. For more information on our resources and reserves, please refer to Sections 11.0 and 12.0 of the Colado TRS.

Lovelock, NV—Summary of Mineral Reserves

	December 31, 2021	December 31, 2020
Reserve Area	Amount(1)(2)(3)	Amount(1)(2)	Amount Change 2021 vs. 2020	Percent Change 2021 vs. 2020
Proven Reserves
Total Proven Reserves	1,100,000	2,396,000	(1,296,000)	(54)%
Probable Reserves
Total Probable Reserves(4)	3,361,000	2,298,000	1,063,000	46%
Total Reserves

Total Reserves(5)	4,461,000	4,694,000	(233,000)	(5)%

(1)

Ore reserves are stated as “mineable” reserves (after mining losses) and prior to plant processing recovery and sales. Colado’s mine recovery rate is 85% and process recovery rate is 80%, resulting in an overall site recovery of 68%.

(2)

Only one commodity, DE, is mined, processed and sold. The end use can result in multiple products based on customer need. DE is sold by the ton, regardless of product type and no “average grade” applies to the mineable reserve due to the distinctive chemical and physical characteristics needed in each product.

(3)	Pricing data based on 2021 sales data for DE is $566 per ton. Sales prices are projected to increase at 2% per annum thereafter for the life of mine.
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

Key assumptions and parameters relating to the mineral resources and reserves at Colado are discussed in Sections 11.0 and 12.0, respectively, of the Colado TRS. Among them are assumptions with respect to geologic continuity of the ore; specific chemical and physical characteristics of the DE deposits; mine design criteria defining safe, efficient and “mineable” geometries (stable pit designs, mining bench height, ground control, economic overburden stripping ratios, haul road design, pit floor design, waste mining and backfill requirements; and ore stockpile management).

Internal Controls Disclosure

The modeling and analysis of our reserves has been developed by our personnel, audited by Westward and reviewed by several levels of internal management. This section summarizes the internal control considerations for our development of estimations, including assumptions, used in resource and reserve analysis and modeling.

When determining resources and reserves, as well as the differences between resources and reserves, management developed specific criteria, each of which must be met to qualify as a resource or reserve, respectively. These criteria, such as demonstration of economic viability, repeatable geologic continuity and meeting generally accepted quality specifications, are specific and attainable. Westward and our management agree on the reasonableness of the criteria for the purposes of estimating resources and reserves. Calculations using these criteria are reviewed by Westward. For all these sites, Westward’s team took a 2-step approach to validate our reserve calculation process: 1) Data Verification—whereby all available exploration, geology and assay data inputs to the block model were independently verified, and 2) Process Verification—whereby an independent geological block model was created using only the verified inputs, standard design criteria and mining method assumptions to verify the total reserve. All calculations were conducted independently by Westward, then compared to our internal numbers and found to be within acceptable variance.

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

Management also assesses risks inherent in mineral resource and reserve estimates, such as the accuracy of geological data that is used to support mine planning, identify hazards and inform operations of the presence of mineable deposits. Also, management is aware of risks associated with potential gaps in assessing the completeness of mineral extraction licenses, entitlements or rights, or changes in laws or regulations that could directly impact the ability to assess mineral resources and reserves or impact production levels. Risks inherent in overestimated reserves can impact financial performance when revealed, such as changes in amortization that are based on life of mine estimates. Quarterly, and as part of our SOX compliance guidelines, a review meeting is held with senior leadership from operations, finance, mine planning and environmental to review the overall ore reserve changes and any potential impacts to our site asset retirement obligations or site financial metrics.

A detailed description of the methodology used to calculate mineral reserves is provided in the TRSs filed as exhibits to this Amendment.

PART II

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management concluded at the time of the Original Filing that our disclosure controls and procedures were effective as of December 31, 2021. Solely as a result of the changes we had to make to our mining disclosures as described elsewhere in this Amendment, our Chief Executive Officer and Chief Financial Officer have re-performed an evaluation and have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2021. Because the omitted disclosures do not affect our financial statements, there is no change to our conclusion of the effectiveness of our internal control over financial reporting as of December 31, 2021 set forth in the Original Filing.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As noted in the COSO framework, an internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance to management and the Board of Directors regarding achievement of an entity’s financial reporting objectives. Based upon the evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

U.S. Silica Holdings, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of U.S. Silica Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

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

/s/ GRANT THORNTON LLP

Houston, Texas

February 25, 2022

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed with this Amendment.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1#	Agreement and Plan of Merger, dated as of March 22, 2018, by and among EP Acquisition Parent, Inc. US Silica Company, Tranquility Acquisition Corp., EPMC Parent LLC, as the Stockholders’ Representative, and solely for the purposes of Section 11.17, Golden Gate Private Equity, Inc.	10-Q	001-35416	2.1	April 24, 2018

3.1	Third Amended and Restated Certificate of Incorporation of U.S. Silica Holdings, Inc., effective May 4, 2017.	8-K	001-35416	3.1	May 10, 2017

3.2	Third Amended and Restated Bylaws of U.S. Silica Holdings, Inc., effective May 4, 2017.	8-K	001-35416	3.2	May 10, 2017

4.1	Specimen Common Stock Certificate.	S-1/A	333-175636	4.1	December 7, 2011

4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act	10-K	001-35416	4.2	February 25, 2020

10.1+	Third Amended and Restated 2011 Incentive Compensation Plan.	8-K	001-35416	10.1	May 14, 2021

10.2+	Form of Nonqualified Stock Option Agreement	S-1/A	333-175636	10.17	August 29, 2011

10.3+	Form of Indemnification Agreement.	S-1/A	333-175636	10.20	December 29, 2011

10.4+	Letter Agreement, dated as of December 27, 2011, by and between William J. Kacal and U.S. Silica Holdings, Inc.	S-1/A	333-175636	10.24	December 29, 2011

10.5+	Letter Agreement, dated April 27, 2012, by and between Peter Bernard and U.S. Silica Holdings, Inc.	8-K	001-35416	10.1	May 1, 2012

10.6+	Omnibus Amendment dated February 18, 2016 to Award Agreements.	8-K	001-35416	10.3	February 23, 2016

10.7+	Form of Nonqualified Stock Option Agreement.	10-K	001-35416	10.21	February 25, 2015

10.8+	Amendment dated February 18, 2016 to Employment Agreement by and between U.S. Silica Holdings, Inc. and Bryan Shinn.	8-K	001-35416	10.2	February 23, 2016

10.9+	Omnibus Amendment dated November 3, 2016 to Award Agreements.	10-K	001-35416	10.22	February 23, 2017

10.10+	Letter Agreement, effective August 15, 2017, by and between Diane Duren and U.S. Silica Holdings, Inc.	8-K	001-35416	10.1	August 18, 2017

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.11	Third Amended and Restated Credit Agreement, dated as of May 1, 2018, by and among U.S. Silica Holdings, Inc., through its subsidiaries, USS Holdings, Inc., as guarantor, and U.S. Silica Company, as borrower, and certain of U.S. Silica’s subsidiaries as additional guarantors and BNP Paribas, as administrative agent and the lenders named therein.	8-K	001-35416	10.1	May 2, 2018

10.12	Consent and Amendment Agreement, dated as of August 23, 2019, among U.S. Silica Company and BNP Paribas, as administrative agent and the lenders named therein, amending that certain Third Amended and Restated Credit Agreement, dated as of May 1, 2018.	10-Q	001-35416	10.1	October 30, 2019

10.13+	Form of Performance Share Unit Agreement (Adjusted Cash Flow) Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan	10-Q	001-35416	10.1	May 1, 2019

10.14+	Form of Performance Share Unit Agreement (Relative TSR) Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan	10-Q	001-35416	10.2	May 1, 2019

10.15+	Form of Restricted Stock Agreement Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan.	10-Q	001-35416	10.3	May 1, 2019

10.16+	Form of Restricted Stock Unit Agreement, pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan.	10-Q	001-35416	10.1	May 1, 2020

10.17+	U.S. Silica Holdings, Inc. Amended and Restated Change in Control Severance Plan, as amended and restated April 29, 2020.	10-Q	001-35416	10.2	May 1, 2020

10.18+	Form of Performance Share Unit Agreement (Relative TSR) Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan	10-Q	001-35416	10.1	April 30, 2021

10.19+	Letter Agreement, effective September 21, 2021, by and between Sandra Rogers and U.S. Silica Holdings, Inc.	10-K	001-35416	10.19	February 25, 2022

21.1	List of subsidiaries of U.S. Silica Holdings, Inc.	10-K	001-35416	21.1	February 25, 2022

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2*	Consent of Qualified Person

23.3*	Consent of Third Party Qualified Person

23.4*	Consent of Third Party Qualified Person

31.1*	Rule 13a-14(a)/15(d)-14(a) Certification by Bryan A. Shinn, Chief Executive Officer.

31.2*	Rule 13a-14(a)/15(d)-14(a) Certification by Donald A. Merril, Chief Financial Officer.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

32.1	Section 1350 Certification by Bryan A. Shinn, Chief Executive Officer.	10-K	001-35416	32.1	February 25, 2022

32.2	Section 1350 Certification by Donald A. Merril, Chief Financial Officer.	10-K	001-35416	32.2	February 25, 2022

95.1	Mine Safety Disclosure.	10-K	001-35416	95.1	February 25, 2022

96.1*	Technical Report Summary, Ottawa Site, LaSalle County, Illinois

96.2*	Technical Report Summary, Colado Site, Pershing County, Nevada

96.3*	Technical Report Summary, Lamesa Site, Dawson County, Texas

101	101.INS XBRL Instance—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	10-K	001-35416	101	February 25, 2022

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of October, 2022.

U.S. Silica Holdings, Inc.

By:	/s/ Bryan A. Shinn
Name:	Bryan A. Shinn
Title:	Chief Executive Officer

By:	/s/ Donald A. Merril
Name:	Donald A. Merril
Title:	Executive Vice President, Chief Financial Officer

S-1