Form 10-Q
period 2022-09-30
U.S. SILICA HOLDINGS, INC.
filed 2022-10-28
CIK 1524741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☑
As of October 21, 2022, 75,708,882 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

U.S. SILICA HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended September 30, 2022

PART I-FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; dollars in thousands except share information)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$267,133	$239,425
Accounts receivable, net	236,231	202,759
Inventories, net	143,198	115,713
Prepaid expenses and other current assets	24,658	18,018
Total current assets	671,220	575,915
Property, plant and mine development, net	1,190,957	1,258,646
Lease right-of-use assets	47,425	42,241
Goodwill	185,649	185,649
Intangible assets, net	143,105	150,054
Other assets	9,239	7,095
Total assets	$2,247,595	$2,219,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$222,665	$167,670
Current portion of operating lease liabilities	19,255	14,469
Current portion of long-term debt	22,770	18,285
Current portion of deferred revenue	14,095	4,247
Income tax payable	1,660	1,200
Total current liabilities	280,445	205,871
Long-term debt, net	1,089,713	1,193,135
Deferred revenue	17,124	16,494
Liability for pension and other post-retirement benefits	34,789	32,935
Deferred income taxes, net	53,135	44,774
Operating lease liabilities	69,269	75,130
Other long-term liabilities	34,622	37,178
Total liabilities	1,579,097	1,605,517
Commitments and Contingencies (Note M)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; zero issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 85,465,344 issued and 75,616,067 outstanding at September 30, 2022; 84,746,194 issued and 75,033,352 outstanding at December 31, 2021	853	845
Additional paid-in capital	1,230,293	1,218,575
Retained deficit	(382,674)	(429,260)
Treasury stock, at cost, 9,849,277 and 9,712,842 shares at September 30, 2022 and December 31, 2021, respectively	(185,657)	(186,294)
Accumulated other comprehensive (loss) income	(2,816)	349
Total U.S. Silica Holdings, Inc. stockholders’ equity	659,999	604,215
Non-controlling interest	8,499	9,868
Total stockholders' equity	668,498	614,083
Total liabilities and stockholders’ equity	$2,247,595	$2,219,600
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales:
Product	$309,831	$216,134	$833,390	$675,611
Service	108,982	51,164	278,823	143,404
Total sales	418,813	267,298	1,112,213	819,015
Cost of sales (excluding depreciation, depletion and amortization):
Product	217,424	168,212	590,776	464,971
Service	74,096	39,236	196,509	112,421
Total cost of sales (excluding depreciation, depletion and amortization)	291,520	207,448	787,285	577,392
Operating expenses:
Selling, general and administrative	33,933	30,956	108,860	84,689
Depreciation, depletion and amortization	34,500	39,981	106,964	122,494
Goodwill and other asset impairments	—	11	—	49
Total operating expenses	68,433	70,948	215,824	207,232
Operating income (loss)	58,860	(11,098)	109,104	34,391
Other (expense) income:
Interest expense	(20,174)	(17,796)	(54,777)	(53,425)
Other income, net, including interest income	3,576	2,580	7,206	4,999
Total other expense	(16,598)	(15,216)	(47,571)	(48,426)
Income (loss) before income taxes	42,262	(26,314)	61,533	(14,035)
Income tax (expense) benefit	(10,259)	6,140	(15,209)	(1,172)
Net income (loss)	$32,003	$(20,174)	$46,324	$(15,207)
Less: Net loss attributable to non-controlling interest	(68)	(179)	(262)	(462)
Net income (loss) attributable to U.S. Silica Holdings, Inc.	$32,071	$(19,995)	$46,586	$(14,745)
Earnings (loss) per share attributable to U.S. Silica Holdings, Inc.:
Basic	$0.42	$(0.27)	$0.62	$(0.20)
Diluted	$0.41	$(0.27)	$0.60	$(0.20)
Weighted average shares outstanding:
Basic	75,587	74,523	75,446	74,267
Diluted	77,770	74,523	77,580	74,267
Dividends declared per share	$—	$—	$—	$—
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$32,003	$(20,174)	$46,324	$(15,207)
Other comprehensive income:
Foreign currency translation adjustment (net of tax of $(89) and $(260) for the three months ended September 30, 2022 and 2021, respectively, and $(437) and $(224) for the nine months ended September 30, 2022 and 2021, respectively).	(272)	(251)	(1,364)	(707)
Pension and other post-retirement benefits liability adjustment (net of tax of $(721) and $1,491 for the three months ended September 30, 2022 and 2021, respectively, and $(574) and $2,110 for the nine months ended September 30, 2022 and 2021, respectively).	(2,263)	(5,472)	(1,801)	6,624
Comprehensive income (loss)	$29,468	$(25,897)	$43,159	$(9,290)
Less: Comprehensive loss attributable to non-controlling interest	(68)	(179)	(262)	(462)
Comprehensive income (loss) attributable to U.S. Silica Holdings, Inc.	$29,536	$(25,718)	$43,421	$(8,828)
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; dollars in thousands, except per share amounts)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total U.S. Silica Holdings Inc., Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance at June 30, 2022	$852	$(186,826)	$1,226,484	$(414,745)	$(281)	$625,484	$8,950	$634,434
Net income (loss)	—	—	—	32,071	—	32,071	(68)	32,003
Foreign currency translation adjustment	—	—	—	—	(272)	(272)	—	(272)
Pension and post-retirement liability	—	—	—	—	(2,263)	(2,263)	—	(2,263)
Distributions to non-controlling interest	—	—	—	—	—	—	(383)	(383)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	4,743	—	—	4,743	—	4,743
Proceeds from options exercised	—	1,356	(933)	—	—	423	—	423
Tax payments related to shares withheld for vested restricted stock and stock units	1	(187)	(1)	—	—	(187)	—	(187)
Balance at September 30, 2022	$853	$(185,657)	$1,230,293	$(382,674)	$(2,816)	$659,999	$8,499	$668,498

Balance at June 30, 2021	$837	$(183,420)	$1,207,670	$(390,238)	$3,161	$638,010	$10,729	$648,739
Net loss	—	—	—	(19,995)	—	(19,995)	(179)	(20,174)
Foreign currency translation adjustment	—	—	—	—	(251)	(251)	—	(251)
Pension and post-retirement liability	—	—	—	—	(5,472)	(5,472)	—	(5,472)
Distributions to non-controlling interest	—	—	—	—	—	—	(266)	(266)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	5,495	—	—	5,495	—	5,495
Tax payments related to shares withheld for vested restricted stock and stock units	—	(63)	—	—	—	(63)	—	(63)
Balance at September 30, 2021	$837	$(183,483)	$1,213,165	$(410,233)	$(2,562)	$617,724	$10,284	$628,008

The accompanying notes are an integral part of these financial statements.

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total U.S. Silica Holdings Inc., Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2021	$845	$(186,294)	$1,218,575	$(429,260)	$349	$604,215	$9,868	$614,083
Net income (loss)	—	—	—	46,586	—	46,586	(262)	46,324
Foreign currency translation adjustment	—	—	—	—	(1,364)	(1,364)	—	(1,364)
Pension and post-retirement liability	—	—	—	—	(1,801)	(1,801)	—	(1,801)
Distributions to non-controlling interest	—	—	—	—	—	—	(1,107)	(1,107)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	13,821	—	—	13,821	—	13,821
Proceeds from options exercised	—	3,051	(2,095)	—	—	956	—	956
Tax payments related to shares withheld for vested restricted stock and stock units	8	(2,414)	(8)	—	—	(2,414)	—	(2,414)
Balance at September 30, 2022	$853	$(185,657)	$1,230,293	$(382,674)	$(2,816)	$659,999	$8,499	$668,498

Balance at December 31, 2020	$827	$(181,615)	$1,200,023	$(395,496)	$(8,479)	$615,260	$11,531	$626,791
Net loss	—	—	—	(14,745)	—	(14,745)	(462)	(15,207)
Foreign currency translation adjustment	—	—	—	—	(707)	(707)	—	(707)
Pension and post-retirement liability	—	—	—	—	6,624	6,624	—	6,624
Cash dividends	—	—	—	8	—	8	—	8
Distributions to non-controlling interest	—	—	—	—	—	—	(785)	(785)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	13,391	—	—	13,391	—	13,391
Proceeds from options exercised	—	344	(239)	—	—	105	—	105
Tax payments related to shares withheld for vested restricted stock and stock units	10	(2,212)	(10)	—	—	(2,212)	—	(2,212)
Balance at September 30, 2021	$837	$(183,483)	$1,213,165	$(410,233)	$(2,562)	$617,724	$10,284	$628,008

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net income (loss)	$46,324	$(15,207)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	106,964	122,494
Goodwill and other asset impairments	—	49
Debt issuance amortization	3,696	3,801
Original issue discount amortization	749	771
Deferred income taxes	9,789	(3,239)
Deferred revenue	(9,461)	(14,264)
Gain on disposal of property, plant and equipment	(557)	(406)
Equity-based compensation	13,821	13,391
Allowance for credit losses, net of recoveries	378	(948)
Other	5,067	23,696
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(35,309)	31,216
Inventories	(26,918)	(11,721)
Prepaid expenses and other current assets	1,801	1,185
Income taxes	460	1,789
Accounts payable and accrued expenses	72,678	36,824
Operating lease liabilities	(17,643)	(19,728)
Liability for pension and other post-retirement benefits	1,854	(11,119)
Other noncurrent assets and liabilities	(4,233)	(1,802)
Net cash provided by operating activities	169,460	156,782
Investing activities:
Capital expenditures	(28,691)	(15,394)
Capitalized intellectual property costs	(343)	(210)
Proceeds from sale of property, plant and equipment	2,171	644
Net cash used in investing activities	(26,863)	(14,960)
Financing activities:
Dividends paid	(163)	(41)
Proceeds from options exercised	956	105
Tax payments related to shares withheld for vested restricted stock and stock units	(2,414)	(2,212)
Payments on Revolver	—	(25,000)
Payments on short-term debt	(4,424)	(4,184)
Payments on long-term debt	(106,738)	(9,600)
Distributions to non-controlling interest	(1,107)	(785)
Principal payments on finance lease obligations	(999)	(438)
Net cash used in financing activities	(114,889)	(42,155)
Net increase in cash and cash equivalents	27,708	99,667
Cash and cash equivalents, beginning of period	239,425	150,920
Cash and cash equivalents, end of period	$267,133	$250,587

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited; dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$49,913	$48,538
Taxes, net of refunds	$(16,152)	$(13,324)
Non-cash items:
Accrued capital expenditures	$3,724	$2,592
Net assets assumed in business acquisition	$—	$68
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
Basis of Presentation and Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements for the quarter ended September 30, 2022 included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). They do not contain certain information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021; therefore, the unaudited Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Operating results for the nine-month period ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022. In the opinion of management, all adjustments necessary for a fair presentation have been included. Such adjustments are of a normal, recurring nature.
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
New Accounting Pronouncements Recently Adopted

None.

New Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting followed by ASU 2021-01, Reference Rate Reform (Topic 848): Scope, issued in January 2021 to provide clarifying guidance regarding the scope of Topic 848. ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Generally, the guidance is to be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. In April 2022, the FASB proposed to extend the effective date through December 31, 2024; however, a final ruling has not been issued. As of September 30, 2022, we have not elected to use the optional guidance and continue to evaluate the options provided by ASU 2020-04 and ASU 2021-01. See Note I - Debt for discussion of the use of the adjusted LIBOR rate in connection with borrowings under our senior secured revolving credit facility.

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
The following table shows the computation of basic and diluted earnings per share:

In thousands, except per share amounts	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to U.S. Silica Holdings, Inc.	$32,071	$(19,995)	$46,586	$(14,745)

Denominator:
Weighted average shares outstanding	75,587	74,523	75,446	74,267
Diluted effect of stock awards	2,183	—	2,134	—
Weighted average shares outstanding assuming dilution	77,770	74,523	77,580	74,267

Earnings (loss) per share attributable to U.S. Silica Holdings, Inc.:
Basic earnings (loss) per share	$0.42	$(0.27)	$0.62	$(0.20)
Diluted earnings (loss) per share	$0.41	$(0.27)	$0.60	$(0.20)

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

In thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Potentially dilutive shares excluded	N/A	1,523	N/A	1,706
Stock options excluded	521	667	509	584
Restricted stock and performance share unit awards excluded	7	92	24	67
NOTE D—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) consists of fair value adjustments associated with accumulated adjustments for net experience losses and prior service costs related to employee benefit plans and foreign currency translation adjustments, net of tax. The following table presents the changes in accumulated other comprehensive income (loss) by component (in thousands):

	For the Nine Months Ended September 30, 2022
	Foreign currency translation adjustments	Pension and other post-retirement benefits liability	Total
Beginning Balance	$(417)	$766	$349
Other comprehensive loss before reclassifications	(1,364)	(1,759)	(3,123)
Amounts reclassified from accumulated other comprehensive loss	—	(42)	(42)
Ending Balance	$(1,781)	$(1,035)	$(2,816)
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
NOTE E—ACCOUNTS RECEIVABLE
Accounts receivable are recorded when billed or accrued and represent claims against third parties that will be settled in cash. The carrying value of our accounts receivable, net of the allowance for credit losses, represents their estimated net realizable value. Accounts receivable (in thousands) consisted of the following:

	September 30, 2022	December 31, 2021
Trade receivables	$239,029	$182,992
Less: Allowance for credit losses	(5,595)	(5,248)
Net trade receivables	233,434	177,744
Other receivables(1)	2,797	25,015
Total accounts receivable	$236,231	$202,759

(1) Other receivables included zero and $21.5 million at September 30, 2022 and December 31, 2021, respectively, of refunds related to NOL carryback claims filed for various tax years in accordance with certain provisions of the CARES Act.

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

The following table reflects the change of the allowance for credit losses (in thousands):

	Oil & Gas Proppants	Industrial & Specialty Products	Total
Beginning balance, December 31, 2021	$4,625	$623	$5,248
Allowance for credit losses	—	378	378
Write-offs	(8)	(23)	(31)
Ending balance, September 30, 2022	$4,617	$978	$5,595
Our ten largest customers accounted for 42% and 40% of total sales for the three and nine months ended September 30, 2022, respectively, and 30% and 42% for the three and nine months ended September 30, 2021, respectively. No customers accounted for 10% or more of our total sales for the three or nine months ended September 30, 2022 or 2021. At September 30, 2022 and December 31, 2021, none of our customers' accounts receivable represented 10% or more of our total trade accounts receivable.
NOTE F—INVENTORIES
Inventories (in thousands) consisted of the following:

	September 30, 2022	December 31, 2021
Supplies	$54,933	$45,605
Raw materials and work in process	41,165	36,529
Finished goods	47,100	33,579
Total inventories	$143,198	$115,713

NOTE G—PROPERTY, PLANT AND MINE DEVELOPMENT
Property, plant and mine development (in thousands) consisted of the following:

	September 30, 2022	December 31, 2021
Mining property and mine development	$790,499	$789,122
Asset retirement cost	19,937	22,283
Land	55,582	55,541
Land improvements	76,338	76,248
Buildings	73,151	72,207
Machinery and equipment	1,197,418	1,189,548
Furniture and fixtures	3,922	3,932
Construction-in-progress	50,051	35,060
	2,266,898	2,243,941
Accumulated depreciation, depletion, amortization and impairment charges	(1,075,941)	(985,295)
Total property, plant and mine development, net	$1,190,957	$1,258,646
Depreciation, depletion, and amortization expense related to property, plant and mine development was $31.6 million and $37.1 million for the three months ended September 30, 2022 and 2021, respectively, and $98.2 million and $114.0 million for the nine months ended September 30, 2022 and 2021, respectively.

NOTE H—GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill (in thousands) by business segment consisted of the following:

	Oil & Gas Proppants Segment	Industrial & Specialty Products Segment	Total
Balance at December 31, 2021	$—	$185,649	$185,649
Impairment loss	—	—	—
Balance at September 30, 2022	$—	$185,649	$185,649

Goodwill and trade names are evaluated for impairment annually as of October 31, or more frequently when indicators of impairment exist. We evaluated events and circumstances since the date of our last qualitative assessment, including macroeconomic conditions, industry and market conditions, and our overall financial performance. There were no triggering events during the first nine months of 2022, therefore, no impairment charges were recorded related to goodwill or trade names for the nine months ended September 30, 2022.
The changes in the carrying amount of intangible assets (in thousands) consisted of the following:

	September 30, 2022				December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Impairments	Net	Gross Carrying Amount	Accumulated Amortization	Impairments	Net

Technology and intellectual property	$71,522	$(28,767)	$—	$42,755	$71,209	$(25,069)	$(38)	$46,102
Customer relationships	66,999	(31,589)	—	35,410	66,999	(27,987)	—	39,012
Total definite-lived intangible assets:	$138,521	$(60,356)	$—	$78,165	$138,208	$(53,056)	$(38)	$85,114
Trade names	64,240	—	—	64,240	64,240	—	—	64,240
Other	700	—	—	700	700	—	—	700
Total intangible assets:	$203,461	$(60,356)	$—	$143,105	$203,148	$(53,056)	$(38)	$150,054

Estimated useful life of technology and intellectual property is 15 years. Estimated useful life of customer relationships is a range of 13 - 20 years.

Amortization expense was $2.4 million and $7.3 million for the three and nine months ended September 30, 2022, respectively and $2.4 million and $7.3 million for the three and nine months ended September 30, 2021, respectively.

The estimated amortization expense related to definite-lived intangible assets (in thousands) for the five succeeding years is as follows:

2022 (remaining three months)	$2,421
2023	$9,679
2024	$9,681
2025	$9,679
2026	$9,679

NOTE I—DEBT
Debt (in thousands) consisted of the following:

	September 30, 2022	December 31, 2021
Senior secured credit facility:
Revolver expiring May 1, 2023 (6.56% at September 30, 2022 and 4.13% at December 31, 2021)	$—	$—
Term Loan—final maturity May 1, 2025 (6.56% at September 30, 2022 and 5.00% at December 31, 2021)	1,112,262	1,222,000
Less: Unamortized original issue discount	(2,367)	(3,350)
Less: Unamortized debt issuance cost	(10,498)	(15,200)
Insurance financing notes payable	8,441	4,424
Finance leases (See Note O - Leases)	4,645	3,546
Total debt	1,112,483	1,211,420
Less: current portion	(22,770)	(18,285)
Total long-term portion of debt	$1,089,713	$1,193,135
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
The Credit Facility contains covenants that, among other things, limit our ability, and certain of our subsidiaries' abilities, to create, incur or assume indebtedness and liens, to make acquisitions or investments, to sell assets and to pay dividends. The Credit Agreement also requires us to maintain a consolidated leverage ratio of no more than 3.75:1.00 as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 30% of the Revolver commitment. These covenants are subject to a number of important exceptions and qualifications. The Credit Agreement includes events of default and other affirmative and negative covenants that are usual for facilities and transactions of this type. As of September 30, 2022 and December 31, 2021, we were in compliance with all covenants in accordance with our senior secured Credit Facility.

Term Loan
At September 30, 2022, contractual maturities of our Term Loan (in thousands) are as follows:

2022 (remaining three months)	$3,200
2023	12,800
2024	12,800
2025	1,083,462
2026	—
Thereafter	—
Total	$1,112,262
During the three months ended September 30, 2022, we repurchased outstanding debt under the Term Loan in the amount of $100 million discounted at a rate of 97%. A proportionate share of debt issuance and original discount costs were written off in conjunction with this repurchase which resulted in additional expense of approximately $1.2 million. As a result, we recorded a gain on extinguishment of debt in the amount of $1.7 million. The gain on extinguishment was recorded in Other income, net, including interest income in the Condensed Consolidated Statements of Operations.
Revolving Line-of-Credit
We have a $100.0 million Revolver with zero drawn and $21.1 million allocated for letters of credit as of September 30, 2022, leaving $78.9 million available under the Revolver.
Based on our consolidated leverage ratio of 3.81:1.00 as of September 30, 2022, we may draw up to approximately $30.0 million without the consent of our lenders. With the consent of our lenders, we have access to the full availability of the Revolver.
Insurance Financing Notes Payable

During the third quarter of 2022,we renewed our insurance policies and financed the payments through notes payable with a stated interest rate of 6.0%. These payments will be made in installments throughout a nine-month period and, as such, have been classified as current debt. As of September 30, 2022, the notes payable had a balance of $8.4 million.

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

	Nine Months Ended September 30,
	2022	2021
Beginning balance	$32,049	$24,717
Accretion	1,123	1,046
Additions and revisions of estimates	(3,126)	3,397
Payments	(62)	—
Ending balance	$29,984	$29,160
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
Cash Equivalents
Due to the short-term maturity, we believe our cash equivalent instruments at September 30, 2022 and December 31, 2021, approximated their reported carrying values.
Long-Term Debt, Including Current Maturities
We believe that the fair values of our long-term debt, including current maturities, approximated their carrying values based on their effective interest rates compared to current market rates.
NOTE L—EQUITY-BASED COMPENSATION
In July 2011, we adopted the U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan (the “2011 Plan”), which was amended and restated effective May 2015, amended and restated effective February 1, 2020, amended and restated effective May 13, 2021 and amended and restated effective May 12, 2022. The 2011 Plan provides for grants of stock options, restricted stock, performance share units and other incentive-based awards. We believe our 2011 Plan aligns the interests of our employees and directors with those of our common stockholders. We use a combination of treasury stock and new shares, if necessary, to satisfy option exercises or vesting of restricted awards and performance share units.

Stock Options

The following table summarizes the status of, and changes in, our stock option awards during the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2021	666,718	$30.84	2.4 years
Granted	—	$—
Exercised	(90,000)	$10.61
Forfeited	—	$—
Expired	(55,695)	$18.42
Outstanding at September 30, 2022	521,023	$35.67	2.2 years
Exercisable at September 30, 2022	521,023	$35.67	2.2 years
There were no grants of stock options during the three and nine months ended September 30, 2022 and 2021.
The following table summarizes stock option exercise activity:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Options exercised (in actual shares)	40,000	—	90,000	10,164
Intrinsic value of options exercised (in thousands)	$167	$—	$613	$44
Cash received from options exercised (in thousands)	$423	$—	$956	$105
Tax benefit realized from options exercised (in thousands)	$40	$—	$148	$11
As of September 30, 2022 and 2021, there was no unrecognized compensation expense related to these options. We account for forfeitures as they occur.
Restricted Stock and Restricted Stock Unit Awards
The following table summarizes the status of, and changes in, our unvested restricted stock awards during the nine months ended September 30, 2022:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2021	1,144,310	$8.37
Granted	642,333	$10.44
Vested	(235,790)	$9.88
Forfeited	(24,045)	$9.83
Unvested, September 30, 2022	1,526,808	$8.98
We granted 11,621 and 642,333 restricted stock and restricted stock unit awards during the three and nine months ended September 30, 2022, respectively. We granted 53,383 and 748,844 restricted stock and restricted stock units during the three and nine months ended September 30, 2021, respectively. The fair value of the awards was based on the market price of our stock at date of grant.
We recognized $1.8 million and $5.2 million of equity-based compensation expense related to restricted stock and restricted stock units during the three and nine months ended September 30, 2022, respectively. We recognized $1.7 million and $5.0 million of equity-based compensation expense related to restricted stock and restricted stock units during the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, there was $8.8 million of unrecognized compensation expense related to these restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 1.8 years.
We also granted cash awards during the three months ended March 31, 2020. These awards will vest over a period of three years and will be settled in cash. As such, these awards have been classified as liability instruments. We recognized $0.2 million and $0.6 million of expense related to these awards for the three and nine months ended September 30, 2022, respectively. We recognized $39.0 thousand and $0.6 million of expense related to these awards for the three and nine months ended September 30, 2021, respectively. The liability for these awards is included in accounts payable and other accrued expenses on our balance sheets. These awards will be remeasured at fair value each reporting period with resulting changes reflected in our income statements. As of September 30, 2022, estimated unrecognized expense related to these awards was $0.3 million over a period of 0.4 years.
Performance Share Unit Awards
The following table summarizes the status of, and changes in, our performance share unit awards during the nine months ended September 30, 2022:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2021	1,914,589	$9.77
Granted	920,681	$11.79
Vested	(497,401)	$14.56
Forfeited/Cancelled	(34,079)	$11.33
Unvested, September 30, 2022	2,303,790	$9.52
We granted zero and 920,681 performance share unit awards during the three and nine months ended September 30, 2022, respectively. We granted zero and 776,153 performance share unit awards during the three and nine months ended September 30, 2021, respectively. A portion of these awards was measured against total shareholder return ("TSR"), and a portion was measured against adjusted free cash flow ("ACF") targets. The grant date weighted average fair value of these awards was estimated to be $11.79 and $11.52 for the nine months ended September 30, 2022 and 2021, respectively.
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
We recognized $2.9 million and $8.6 million of compensation expense related to performance share unit awards during the three and nine months ended September 30, 2022, respectively. We recognized $3.8 million and $8.4 million of compensation expense related to performance share unit awards during the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, there was $10.6 million of unrecognized compensation expense related to these performance share unit awards, which is expected to be recognized over a weighted-average period of 1.9 years.
We also granted cash awards during the three months ended March 31, 2020. These awards will vest over a period of three years and will be settled in cash. As such, these awards have been classified as liability instruments. We recognized $0.8 million and $0.5 million of expense related to these awards for the nine months ended September 30, 2022 and 2021, respectively. The liability for these awards is included in accounts payable and other accrued expenses on our balance sheets. These awards will be remeasured at fair value each reporting period with resulting changes reflected in our income statements. As of September 30, 2022, estimated unrecognized expense related to these awards was $0.2 million over a period of 0.4 years.

NOTE M—COMMITMENTS AND CONTINGENCIES
Future Minimum Annual Commitments at September 30, 2022 (in thousands):

Minimum Purchase Commitments
2022 (remaining three months)	$1,775
2023	8,496
2024	4,295
2025	2,886
2026	2,180
Thereafter	9,288
Total future purchase commitments	$28,920
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
Other Commitments and Contingencies
Our operating subsidiary, U.S. Silica Company (“U.S. Silica”), has been named as a defendant in various product liability claims alleging silica exposure causing silicosis. During the nine months ended September 30, 2022, zero new claims were brought against U.S. Silica. As of September 30, 2022, there were 42 active silica-related product liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, it is not reasonably possible that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations that exceeds the accrual amounts.
We have recorded estimated liabilities for these claims in other long-term liabilities as well as estimated recoveries under the indemnity agreement and an estimate of future recoveries under insurance in other assets on our consolidated balance sheets. For both September 30, 2022 and December 31, 2021, other non-current assets included zero for insurance for third-party product liability claims. As of September 30, 2022 and December 31, 2021 other long-term liabilities included $0.8 million and $0.9 million, respectively, for third-party product liability claims.
Obligations under Guarantees
We have indemnified our insurers against any loss they may incur in the event that holders of surety bonds, issued on our behalf, execute the bonds. As of September 30, 2022, there was $42.6 million in bonds outstanding, of which $38.6 million related to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to licenses, permits, and tax collection.

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
Net pension benefit cost (in thousands) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service cost	$506	$585	$1,887	$2,196
Interest cost	959	532	2,340	2,012
Expected return on plan assets	(1,573)	(1,509)	(4,415)	(4,369)
Net amortization and deferral	686	567	1,687	2,468
Net pension benefit costs	$578	$175	$1,499	$2,307
Net post-retirement benefit cost (in thousands) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service cost	$1	$(21)	$13	$18
Interest cost	63	(99)	135	106
Unrecognized prior service cost	(516)	(1,547)	(1,547)	(1,547)
Unrecognized net (gain)/loss	(154)	(106)	(223)	(106)
Net post-retirement benefit income	(606)	$(1,773)	$(1,622)	$(1,529)
We made no contributions to the qualified pension plan for the three and nine months ended September 30, 2022. We contributed $0.2 million and $2.8 million to the qualified pension plan for the three and nine months ended September 30, 2021, respectively. Our best estimates of expected contributions to the pension and post-retirement medical benefit plans for the 2022 fiscal year are zero and $1.1 million, respectively.
We contribute to three multiemployer defined benefit pension plans under the terms of collective-bargaining agreements for union-represented employees. A multiemployer plan is subject to collective bargaining for employees of two or more unrelated companies. These plans allow multiple employers to pool their pension resources and realize efficiencies associated with the daily administration of the plan. Multiemployer plans are generally governed by a board of trustees composed of management and labor representatives and are funded through employer contributions. However, in most cases, management is not directly represented. Our contributions to individual multiemployer pension funds did not exceed 5% of the fund’s total contributions for the three and nine months ended September 30, 2022 and 2021. Additionally, our contributions to multiemployer post-retirement benefit plans were immaterial for all periods presented in the accompanying condensed consolidated financial statements.
We also sponsor a defined contribution plan covering certain employees. We contribute to the plan in two ways. For certain employees not covered by the defined benefit plan, we make a contribution equal to 4% of their salary. For all other eligible employees, we make a contribution up to 6% of eligible earnings. Contributions were $1.7 million and $5.2 million for the three and nine months ended September 30, 2022 and $1.5 million and $4.4 million for the three and nine months ended September 30, 2021, respectively.

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
Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

Leases	Classification	September 30, 2022	December 31, 2021
Assets
Operating	Lease right-of-use assets	$42,861	$38,793
Finance	Lease right-of-use assets	4,564	3,448
Total leased assets		$47,425	$42,241
Liabilities
Current
Operating	Current portion of operating lease liabilities	$19,255	$14,469
Finance	Current portion of long-term debt	1,528	1,061
Non-current
Operating	Operating lease liabilities	69,269	75,130
Finance	Long-term debt, net	3,117	2,485
Total lease liabilities		$93,169	$93,145

Lease Term and Discount Rate
Weighted average remaining lease term:
Operating		6.4 years	6.9 years
Finance		4.2 years	3.6 years

Weighted average discount rate:
Operating		5.7%	5.7%
Finance		5.0%	5.1%
The components of lease expense (in thousands) were as follows:

Lease Costs	Classification	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Operating lease costs(1)	Cost of sales	$10,925	$8,097	$27,844	$24,994
Operating lease costs(2)	Selling, general and administrative	392	447	1,193	1,468
Total (3)		$11,317	$8,544	$29,037	$26,462

(1) Included short-term operating lease costs of $6.9 million and $16.8 million for the three and nine months ended September 30, 2022, respectively. Included short-term operating lease costs of $4.6 million and $12.9 million for the three and nine months ended September 30, 2021, respectively.

(2) Included short-term operating lease costs of $0.1 million and $0.3 million for the three and nine months ended September 30, 2022, respectively. Included short-term operating lease costs of $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively.

(3) Not included were expenses for finance leases of $0.4 million and $1.2 million for the three and nine months ended September 30, 2022 and $0.6 million and $0.9 million for the three and nine months ended September 30, 2021, respectively.

Supplemental cash flow information (in thousands) related to leases was as follows:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$17,643	$19,728
Financing cash flows for finance leases	$999	$456

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$13,579	$15,444
Finance leases	$2,097	$3,834
Maturities of lease liabilities (in thousands) as of September 30, 2022:

	Operating leases	Finance leases
2022 (remaining three months)	$5,050	$445
2023	25,525	1,848
2024	20,500	1,456
2025	14,736	941
2026	11,698	271
Thereafter	31,808	33
Total lease payments	$109,317	$4,994
Less: Interest	17,922	349
Less: Other operating expenses	2,871	—
Total	$88,524	$4,645
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act) was enacted and signed into law in response to the COVID-19 pandemic. The CARES Act, among other things, permitted NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning after 2017 and before 2021. In addition, the CARES Act allowed NOLs generated after 2017 and before 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. As a result, during 2020, we carried the NOL generated in 2019 back to offset the taxable income in the 2014 tax year which generated a refund of $36.6 million. This refund was received during the second quarter of 2020. We also amended our 2018 tax return to generate an NOL by electing bonus depreciation. We then carried the NOL generated in 2018 back to offset the taxable income in prior years which generated a refund of $26.3 million, of which $4.9 million was received during the fourth quarter of 2020 and $21.1 million was received during the first quarter of 2022. At September 30, 2022, the remaining $0.3 million of this refund was included in our deferred tax asset balance. The deferred tax assets related to the NOLs generated in 2018 and 2019 were recorded at the statutory income tax rate for 2018 and 2019, which was 21% for both years. As a result of the carry back of these NOLs to prior years, the NOLs will be utilized at the statutory income tax rate for pre-2018, which was 35%. This increase in the tax rate at which the 2018 and 2019 NOLs will be utilized results in a deferred tax benefit. Accordingly, for the year ended December 31, 2020, we recorded a deferred tax benefit of $22.3 million. Pursuant to ASC 740, this was recorded as a discrete component of the tax benefit.
For the three and nine months ended September 30, 2022, we had tax expense of $10.3 million and $15.2 million, respectively. For the three and nine months ended September 30, 2021, we had a tax benefit of $6.1 million and tax expense of $1.2 million, respectively. The effective tax rates were 24% and 25% for the three and nine months ended September 30, 2022, respectively. The effective tax rates were 23% and (8)% for the three and nine months ended September 30, 2021, respectively. Without discrete items, which primarily consist of tax expense related to equity compensation and non-US income taxes, the effective tax rates for the three and nine months ended September 30, 2022 would have been 24% and 23%, respectively.

Without discrete items, which primarily consist of tax expense related to equity compensation and state tax expense, the effective tax rates for both the three and nine months ended September 30, 2021 would have been 24%.
During the three and nine months ended September 30, 2022, we recorded a tax benefit of zero and tax expense of $0.1 million, respectively, related to equity compensation. During the three and nine months ended September 30, 2021, we recorded tax expense of zero and $0.5 million, respectively, related to equity compensation.

NOTE Q— REVENUE
We consider sales disaggregated at the product and service level by business segment to depict how the nature, amount, timing and uncertainty of revenues and cash flow are impacted by changes in economic factors. The following table disaggregates our sales by major source (in thousands):

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
Category	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales
Product	$158,479	$151,352	$309,831	$90,684	$125,450	$216,134
Service	108,982	—	108,982	51,164	—	51,164
Total Sales	$267,461	$151,352	$418,813	$141,848	$125,450	$267,298

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
Category	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales
Product	$409,128	$424,262	$833,390	$313,438	$362,173	$675,611
Service	278,823	—	278,823	143,404	—	143,404
Total Sales	$687,951	$424,262	$1,112,213	$456,842	$362,173	$819,015

The following tables reflect the changes in our contract assets, which we classify as unbilled receivables and our contract liabilities, which we classify as deferred revenues, for the nine months ended September 30, 2022 and 2021 (in thousands):

	Unbilled Receivables
	September 30, 2022	September 30, 2021
Beginning Balance	$1,957	$47,982
Reclassifications to billed receivables	(4,457)	(94,273)
Revenues recognized in excess of period billings	3,021	57,323
Ending Balance	$521	$11,032

	Deferred Revenue
	September 30, 2022	September 30, 2021
Beginning Balance	$20,741	$33,692
Revenues recognized from balances held at the beginning of the period	(3,248)	(11,162)
Revenues deferred from period collections on unfulfilled performance obligations	21,398	4,361
Revenues recognized from period collections	(7,672)	(3,102)
Ending Balance	$31,219	$23,789
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
Foreign Operations
The following table includes information related to our foreign operations (in thousands):

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Total Sales	$28,891	$23,781	$83,803	$71,133
Pre-tax income	$7,936	$2,852	$22,464	$12,024
Net income	$6,270	$2,253	$17,747	$9,499
Foreign operations constituted approximately $35.4 million and $31.8 million of consolidated assets as of September 30, 2022 and 2021, respectively.

NOTE R— RELATED PARTY TRANSACTIONS
There were no related party transactions during the three and nine months ended September 30, 2022 or 2021.
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

The following table presents sales and segment contribution margin (in thousands) for the reportable segments and other operating results not allocated to the reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales:
Oil & Gas Proppants	$267,461	$141,848	$687,951	$456,842
Industrial & Specialty Products	151,352	125,450	424,262	362,173
Total sales	418,813	267,298	1,112,213	819,015
Segment contribution margin:
Oil & Gas Proppants	85,295	25,723	207,401	129,937
Industrial & Specialty Products	46,526	41,003	130,275	126,981
Total segment contribution margin	131,821	66,726	337,676	256,918
Operating activities excluded from segment cost of sales	(4,528)	(6,876)	(12,748)	(15,295)
Selling, general and administrative	(33,933)	(30,956)	(108,860)	(84,689)
Depreciation, depletion and amortization	(34,500)	(39,981)	(106,964)	(122,494)
Goodwill and other asset impairments	—	(11)	—	(49)
Interest expense	(20,174)	(17,796)	(54,777)	(53,425)
Other income, net, including interest income	3,576	2,580	7,206	4,999
Income tax (expense) benefit	(10,259)	6,140	(15,209)	(1,172)
Net income (loss)	$32,003	$(20,174)	$46,324	$(15,207)
Less: Net loss attributable to non-controlling interest	(68)	(179)	(262)	(462)
Net income (loss) attributable to U.S. Silica Holdings, Inc.	$32,071	$(19,995)	$46,586	$(14,745)
Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. At both September 30, 2022 and December 31, 2021, goodwill of $185.6 million has been allocated to these segments with zero allocated to Oil & Gas Proppants and $185.6 million to Industrial & Specialty Products.

NOTE T— SUBSEQUENT EVENTS
Subsequent to quarter end, we repurchased outstanding debt under the Term Loan in the amount of $50.0 million discounted at a rate of 96.25%.

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

For example, all statements we make relating to our estimated and projected costs; the impact of the COVID-19 pandemic on our future plans and results of operations; the impact on our costs of heightened levels of inflation and rising interest rates; reserve and finished products estimates; demand for our products; the strategies of our customers; anticipated expenditures, cash flows, growth rates and financial results; our plans and objectives for future operations, growth or initiatives; strategies and their anticipated effect on our performance and liquidity; and the expected outcome or impact of pending or threatened litigation are forward-looking statements.

All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect, including but not limited to: global economic conditions; fluctuations in demand for commercial silica, diatomaceous earth, perlite, clay and cellulose; fluctuations in demand for frac sand or the development of either effective alternative proppants or new processes to replace hydraulic fracturing; changes in production spending by companies in the oil and gas industry and changes in the level of oil and natural gas exploration and development; general economic, political and business conditions in key regions of the world including the ongoing conflict between Russia and Ukraine; ongoing effects of the COVID-19 pandemic on our customers and end users of our products; pricing pressure; weather and seasonal factors; the cyclical nature of our customers’ business; our inability to meet our financial and performance targets and other forecasts or expectations; our substantial indebtedness and pension obligations, including restrictions on our operations imposed by our indebtedness; operational modifications, delays or cancellations; prices for electricity, natural gas and diesel fuel; our ability to maintain our transportation network; changes in government regulations and regulatory requirements, including those related to mining, explosives, chemicals, and oil and gas production; silica-related health issues and corresponding litigation; and other risks and uncertainties detailed in this Quarterly Report on Form 10-Q and our most recent Forms 10-K, 10-Q, and 8-K filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”).

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
During our 122-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 600 diversified product types to customers across our end markets. As of September 30, 2022, we had 28 operating mines and processing facilities across the United States. We control 472 million tons of reserves of commercial silica, which we believe can be processed to make 189 million tons of finished products that meet API frac sand specifications, and 82 million tons of reserves of diatomaceous earth, perlite, and clays.
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
During 2020, the COVID-19 pandemic and related economic repercussions, coupled with an inadequate supply response and exacerbated by the lack of global storage capacity, resulted in a precipitous decline in crude oil prices. Demand for our proppant and logistics services declined as our customers reduced their capital spending budgets and drilling and completion operations in response to lower oil prices. Crude oil prices began to rebound from 2020 levels, with the West Texas Intermediate price of crude oil increasing 55% during 2021 and as much as 52% during 2022, though prices have declined in the third quarter. This resulted in strong well completion activity and improved pricing for our Oil & Gas Proppants segment. Strong customer demand and favorable pricing in this segment have continued throughout 2022, offset in part by higher transportation and other costs.

The conflict between Russia and Ukraine has increased the disruption, instability and volatility in global markets and industries. As our operations are significantly U.S. based, we have not been, to date, materially impacted by this conflict. We continue to monitor the uncertainty surrounding the extent and duration of this ongoing conflict and the impact that it may have on the global economy and on our business.

Heightened levels of inflation present risk for us in terms of increased labor costs, transportation costs and energy costs that may not be able to be passed on to customers through increased pricing. In addition, rising interest rates will increase our borrowing costs on new and existing debt.

Sales increased by 10% or $23.2 million in our Oil & Gas Proppants segment during the three months ended September 30, 2022 compared to the three months ended June 30, 2022 and increased by 39% or $68.0 million in our Oil & Gas Proppants segment during the three months ended June 30, 2022 compared to the three months ended March 31, 2022. This was due primarily to higher energy prices and a rebound in overall well completion activity. Our results for the nine month period ended September 30, 2022 in this segment are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022.

Amounts in thousands, except per ton data	Three Months Ended			Percentage Change
Oil & Gas Proppants	September 30, 2022	June 30, 2022	March 31, 2022	September 30, 2022 vs. June 30, 2022	June 30, 2022 vs. March 31, 2022
Sales	$267,461	$244,246	$176,244	10%	39%
Tons Sold	3,498	3,528	3,060	(1)%	15%
Average Selling Price per Ton	$76.46	$69.23	$57.60	10%	20%

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

Heightened levels of inflation present risk for us in terms of increased labor costs, transportation costs and energy costs that may not be able to be passed on to customers through increased pricing. In addition, rising interest rates will increase our borrowing costs on new and existing debt. Additionally, we continue to monitor the uncertainty surrounding the extent and duration of the Russia and Ukraine conflict on our business as discussed above.
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
    Our ten largest customers accounted for 42% and 40% of total sales for the three and nine months ended September 30, 2022, respectively, and 30% and 42% for the three and nine months ended September 30, 2021, respectively. No customers accounted for 10% or more of our total sales for the three or nine months ended September 30, 2022 or 2021. At September 30, 2022 and December 31, 2021, none of our customers' accounts receivable represented 10% or more of our total trade accounts receivable.
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
    As of September 30, 2022, we had eight minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2022 and 2034. As of September 30, 2021, we had eight minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2021 and 2034. Collectively, sales to customers with minimum purchase supply agreements accounted for 47% and 38% of Oil & Gas Proppants segment sales during the three and nine months ended September 30, 2022, respectively, and 35% and 40% of Oil & Gas Proppants segment sales during the three and nine months ended September 30, 2021, respectively.
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
    The following table sets forth a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA:

(amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) attributable to U.S. Silica Holdings, Inc.	$32,071	$(19,995)	$46,586	$(14,745)
Total interest expense, net of interest income	19,495	17,778	53,926	51,483
Provision for taxes	10,259	(6,140)	15,209	1,172
Total depreciation, depletion and amortization expenses	34,500	39,981	106,964	122,494
EBITDA	96,325	31,624	222,685	160,404
Non-cash incentive compensation (1)	4,826	5,450	14,778	13,978
Post-employment expenses (excluding service costs) (2)	(535)	(2,140)	(1,980)	(1,414)
Merger and acquisition related expenses (3)	1,532	504	5,489	807
Plant capacity expansion expenses (4)	32	782	127	842
Contract termination expenses (5)	—	—	6,500	—
Goodwill and other asset impairments (6)	—	11	—	49
Business optimization projects (7)	550	33	561	76
Facility closure costs (8)	270	218	1,200	1,210
Other adjustments allowable under the Credit Agreement (9)	(286)	3,279	43	5,411
Adjusted EBITDA	$102,714	$39,761	$249,403	$181,363

(1)	Reflects equity-based and other equity-related compensation expense.
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
(6)
The three months ended September 30, 2022 and 2021 reflected zero and $11 thousand of asset impairment charges, respectively. The nine months ended September 30, 2022 and 2021 reflected zero and $49 thousand of asset impairments, respectively.

(7)	Reflects costs incurred related to business optimization projects within our corporate center, which aim to measure and improve the efficiency, productivity and performance of our organization. While these costs are not operational in nature and are not expected to continue for any singular project on an ongoing basis, similar types of expenses may recur in the future.
(8)	Reflects costs incurred related to idled sand facilities and closed corporate offices, including severance costs and remaining contracted costs such as office lease costs, maintenance, and utilities. While these costs are not operational in nature and are not expected to continue for any singular event on an ongoing basis, similar types of expenses may recur in the future.
(9)	Reflects miscellaneous adjustments permitted under the Credit Agreement, such as recruiting fees and relocation costs. The three and nine months ended September 30, 2022 also included costs related to weather events and supplier and logistical issues of $1.1 million, severance restructuring of $1.0 million, an adjustment to non-controlling interest of $0.5 million, partially offset by net proceeds of the sale of assets of $1.3 million and $1.7 million related to the gain on extinguishment of debt. The three and nine months ended September 30, 2021 also included $3.3 million of transload shortfall and exit fees, $1.8 million related to expenses incurred with severe winter storms during the first quarter, costs related to a power interruption at a plant location of $0.7 million, partially offset by $0.1 million for a measurement period adjustment related to the Arrows Up bargain purchase.
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
    As of September 30, 2022, we were in compliance with all covenants under our Credit Facility, and our Revolver usage was zero (not including $21.1 million allocated for letters of credit). Since the Revolver usage did not exceed 30% of the Revolver commitment, the consolidated leverage ratio covenant did not apply. Based on our consolidated leverage ratio of 3.81:1.00 as of September 30, 2022, we may draw up to approximately $30.0 million without the consent of our lenders. With the consent of our lenders, we have access to the full availability of the Revolver. The calculation of the consolidated leverage ratio incorporates the Adjusted EBITDA-trailing twelve months as follows:

(All amounts in thousands, except calculated ratio)	September 30, 2022

Total debt	$1,107,838
Finance leases	4,645
Total consolidated debt	$1,112,483

Adjusted EBITDA-trailing twelve months	$291,515
Pro forma Adjusted EBITDA including impact of acquisitions (1)	—
Other adjustments for covenant calculation (2)	252
Total Adjusted EBITDA-trailing twelve months for covenant calculation	$291,767

Consolidated leverage ratio(3)	3.81

(1)	Covenant calculation allows for the Adjusted EBITDA-trailing twelve months to include the impact of acquisitions on a pro forma basis.
(2)	Covenant calculation excludes activity at legal entities above the operating company, which is mainly interest income offset by public company operating expenses.
(3)	Calculated by dividing total consolidated debt by total Adjusted EBITDA-trailing twelve months for covenant calculation.

Results of Operations for the Three Months Ended September 30, 2022 and 2021
Sales

(In thousands except per ton data)	Three Months Ended September 30,		Percent Change
	2022	2021	2022 vs. 2021
Sales:
Oil & Gas Proppants	$267,461	$141,848	89%
Industrial & Specialty Products	151,352	125,450	21%
Total sales	$418,813	$267,298	57%
Tons:
Oil & Gas Proppants	3,498	2,912	20%
Industrial & Specialty Products	1,126	1,077	5%
Total Tons	4,624	3,989	16%
Average Selling Price per Ton:
Oil & Gas Proppants	$76.46	$48.71	57%
Industrial & Specialty Products	$134.42	$116.48	15%
Overall Average Selling Price per Ton	$90.57	$67.01	35%

Total sales increased 57% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, driven by a 16% increase in total tons sold and a 35% increase in overall average selling price.
The increase in total sales was mainly driven by Oil & Gas Proppants sales, which increased 89% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Oil & Gas Proppants average selling price increased 57% and tons sold increased 20%. This increase is due to higher energy prices and a rebound in overall well completion activity.
The increase in total sales was also partially driven by Industrial & Specialty Products sales, which increased 21% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Industrial & Specialty Products tons sold increased 5% and average selling price increased by 15%. The increase is due to overall improved market conditions and pricing increases implemented throughout the year.
Cost of Sales (excluding depreciation, depletion, and amortization)
Cost of sales increased by $84.1 million, or 41%, to $291.5 million for the three months ended September 30, 2022 compared to $207.4 million for the three months ended September 30, 2021. These changes resulted from the main components of cost of sales as discussed below. As a percentage of sales, cost of sales represented 70% for the three months ended September 30, 2022 compared to 78% for the same period in 2021.
We incurred $144.1 million and $88.7 million of transportation and related costs for the three months ended September 30, 2022 and 2021, respectively. The $55.4 million increase was mainly due to increased volumes, increased carrier costs for SandBox and increased rail car and barge rates. As a percentage of sales, transportation and related costs represented 34% and 33% for the three months ended September 30, 2022 and 2021, respectively.
We incurred $43.8 million and $38.7 million of operating labor costs for the three months ended September 30, 2022 and 2021, respectively. The $5.1 million increase in labor cost was mainly due to increased headcount to support increased production and merit and incentive increases. As a percentage of sales, operating labor costs represented 10% and 14% for the three months ended September 30, 2022 and 2021, respectively.
We incurred $23.5 million and $14.3 million of electricity and drying fuel (principally natural gas) costs for the three months ended September 30, 2022 and 2021, respectively. The $9.2 million increase in electricity and drying fuel costs was mainly due to increased volumes produced and increased natural gas prices. As a percentage of sales, electricity and drying fuel costs represented 6% and 5% for the three months ended September 30, 2022 and 2021, respectively.
We incurred $24.9 million and $17.8 million of maintenance and repair costs for the three months ended September 30, 2022 and 2021, respectively. The $7.1 million increase in maintenance and repair costs is mainly due to an increase in maintenance projects as production increased. As a percentage of sales, maintenance and repair costs represented 6% and 7% for the three months ended September 30, 2022 and 2021, respectively.
Segment Contribution Margin
Industrial & Specialty Products contribution margin increased by $5.5 million to $46.5 million for the three months ended September 30, 2022 compared to $41.0 million for the three months ended September 30, 2021, driven by a $25.9 million increase in revenue offset by a $20.4 million increase in cost of sales.
Oil & Gas Proppants contribution margin increased by $59.6 million to $85.3 million for the three months ended September 30, 2022 compared to $25.7 million for the three months ended September 30, 2021, driven by a $125.6 million increase in sales offset by a $66.0 million increase in cost of sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $2.9 million, or 9%, to $33.9 million for the three months ended September 30, 2022 compared to $31.0 million for the three months ended September 30, 2021. The increase was primarily due to increases in compensation due to merit and incentive increases and headcount increases due to increased business activity.
    In total, our selling, general and administrative expenses represented approximately 8% and 12% of our sales for the three months ended September 30, 2022 and 2021, respectively.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense decreased by $5.5 million, or 14%, to $34.5 million for the three months ended September 30, 2022 compared to $40.0 million for the three months ended September 30, 2021 primarily due to certain assets fully depreciating at the end of 2021. Depreciation, depletion and amortization expense represented approximately 8% and 15% of our sales for the three months ended September 30, 2022 and 2021, respectively.
Goodwill and Other Asset Impairments
During the three months ended September 30, 2022, no asset impairment charges were recorded. During the three months ended September 30, 2021, $11 thousand of asset impairment charges were recorded.
Operating Income (Loss)
Operating income for the three months ended September 30, 2022 was $58.9 million compared to an operating loss of $11.1 million for the three months ended September 30, 2021. The change was mainly driven by a 57% increase in sales and a 14% decrease in depreciation, depletion and amortization expense, partially offset by a 41% increase in cost of sales and a 9% increase in selling, general and administrative expenses.
Interest Expense
Interest expense increased by $2.4 million, or 13%, to $20.2 million for the three months ended September 30, 2022 compared to $17.8 million for the three months ended September 30, 2021 primarily due to higher interest rates.
Other Income (Expense), Net, Including Interest Income
Other income (expense), net, increased by $1.0 million, to other income of $3.6 million for the three months ended September 30, 2022 compared to other income of $2.6 million for the three months ended September 30, 2021, due primarily to the gain related to extinguishment of debt, an increase in interest income, offset partially by an adjustment in non-service pension costs.

Provision for Income Taxes
For the three months ended September 30, 2022 and 2021, we had tax expense of $10.3 million and a tax benefit of $6.1 million, respectively. The effective tax rates were 24% and 23% for the three months ended September 30, 2022 and 2021, respectively. Without discrete items, which primarily consist of tax expense related to equity compensation and non-US income taxes, the effective tax rates for both the three months ended September 30, 2022 and 2021 would have been 24%.
During both the three months ended September 30, 2022 and 2021, we recorded tax expense of zero related to equity compensation.
Net Income (Loss)
Net income (loss) attributable to U.S. Silica Holdings, Inc., was net income of $32.1 million and a net loss of $20.0 million for the three months ended September 30, 2022 and 2021, respectively. The year over year changes were due to the factors noted above.
Results of Operations for the Nine Months Ended September 30, 2022 and 2021
Sales

(In thousands except per ton data)	Nine Months Ended September 30,		Percent Change
	2022	2021	2022 vs. 2021
Sales:
Oil & Gas Proppants	$687,951	$456,842	51%
Industrial & Specialty Products	424,262	362,173	17%
Total sales	$1,112,213	$819,015	36%
Tons:
Oil & Gas Proppants	10,086	8,513	18%
Industrial & Specialty Products	3,324	3,141	6%
Total Tons	13,410	11,654	15%
Average Selling Price per Ton:
Oil & Gas Proppants	$68.21	$53.66	27%
Industrial & Specialty Products	$127.64	$115.30	11%
Overall Average Selling Price per Ton	$82.94	$70.28	18%
Total sales increased 36% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, driven by a 15% increase in total tons sold and an 18% increase in overall average selling price.
The increase in total sales was mainly driven by Oil & Gas Proppants sales, which increased 51% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Oil & Gas Proppants average selling price increased 27% and tons sold increased 18%. This increase is due to higher energy prices and a rebound in overall well completion activity, offset partially by the recognition of approximately $49.0 million of shortfall fees during the second quarter of 2021 which did not recur in 2022.
The increase in total sales was also driven by Industrial & Specialty Products sales, which increased 17% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Industrial & Specialty Products average selling price increased 11% and tons sold increased by 6%. The increase is due to overall improved market conditions and pricing increases implemented throughout the year.
Cost of Sales (excluding depreciation, depletion, and amortization)
Cost of sales increased by $209.9 million, or 36%, to $787.3 million for the nine months ended September 30, 2022 compared to $577.4 million for the nine months ended September 30, 2021. These changes result from the main components of cost of sales as discussed below. As a percentage of sales, cost of sales represented 71% and 70% for the nine months ended September 30, 2022 and 2021, respectively. However, excluding the $49.0 million of shortfall fees recognized in 2021 which did not recur in 2022, cost of sales represented 75% as a percentage of sales for the nine months ended September 30, 2021.

We incurred $374.7 million and $253.4 million of transportation and related costs for the nine months ended September 30, 2022 and 2021, respectively. The $121.3 million increase was mainly due to increased volumes, increased carrier costs for SandBox and increased rail car and barge rates. As a percentage of sales, transportation and related costs represented 34% for the nine months ended September 30, 2022 compared to 31% for the same period in 2021.
We incurred $126.3 million and $109.2 million of operating labor costs for the nine months ended September 30, 2022 and 2021, respectively. The $17.1 million increase in labor costs incurred was mainly due to increased headcount to support increased production and merit increases. As a percentage of sales, operating labor costs represented 11% for the nine months ended September 30, 2022 compared to 13% for the same period in 2021.
We incurred $63.6 million and $38.8 million of electricity and drying fuel (principally natural gas) costs for the nine months ended September 30, 2022 and 2021, respectively. The $24.8 million increase in electricity and drying fuel costs incurred was mainly due to increased volume produced, and increased natural gas prices. As a percentage of sales, electricity and drying fuel costs represented 6% and 5% for the nine months ended September 30, 2022 and 2021, respectively.
We incurred $67.8 million and $49.0 million of maintenance and repair costs for the nine months ended September 30, 2022 and 2021, respectively. The $18.8 million increase in maintenance and repair costs is primarily due to an increase in maintenance projects as production increased. As a percentage of sales, maintenance and repair costs represented 6% for both the nine months ended September 30, 2022 and 2021, respectively.
Segment Contribution Margin
Industrial & Specialty Products contribution margin increased by $3.3 million to $130.3 million for the nine months ended September 30, 2022 compared to $127.0 million for the nine months ended September 30, 2021, driven by a $62.1 million increase in revenue, partially offset by a $58.8 million increase in cost of sales.
Oil & Gas Proppants contribution margin increased by $77.5 million to $207.4 million for the nine months ended September 30, 2022 compared to $129.9 million for the nine months ended September 30, 2021, driven by a $231.1 million increase in sales, partially offset by a $153.6 million increase in cost of sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $24.2 million, or 29%, to $108.9 million for the nine months ended September 30, 2022 compared to $84.7 million for the nine months ended September 30, 2021. The increase was primarily due to fees related to the termination of a supplier contract, increased legal expenses, increases in compensation such as merit and incentive increases, headcount increases due to increased business activity, and expenses related to the strategic review of our ISP segment.
    In total, our selling, general and administrative expenses represented approximately 10% of our sales for both the nine months ended September 30, 2022 and 2021.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense decreased by $15.5 million, or 13%, to $107.0 million for the nine months ended September 30, 2022 compared to $122.5 million for the nine months ended September 30, 2021. The decrease was primarily due to certain assets fully depreciating at the end of 2021. Depreciation, depletion and amortization expense represented approximately 10% and 15% of our sales for the nine months ended September 30, 2022 and 2021, respectively.
Goodwill and Other Asset Impairments
During the nine months ended September 30, 2022, no asset impairment charges were recorded. During the nine months ended September 30, 2021, $49.0 thousand of asset impairment charges were recorded.
Operating Income (Loss)
Operating income increased by $74.7 million to $109.1 million for the nine months ended September 30, 2022 compared to $34.4 million for the nine months ended September 30, 2021. The increase was driven by a 36% increase in sales and a 13% decrease in depreciation, depletion and amortization expense, partially offset by a 36% increase in cost of sales and a 29% increase in selling, general and administrative expenses during the nine months ended September 30, 2022.

Interest Expense
Interest expense increased by $1.4 million, or 3%, to $54.8 million for the nine months ended September 30, 2022 compared to $53.4 million for the nine months ended September 30, 2021, primarily due to higher interest rates.
Other Income (Expense), Net, Including Interest Income
Other income increased by $2.2 million to $7.2 million for the nine months ended September 30, 2022 compared to $5.0 million for the nine months ended September 30, 2021. The increase primarily related to the gain from extinguishment of debt, an adjustment in non-service pension costs and an increase in gains on disposals, partially offset by a decrease in interest income.
    Provision for Income Taxes
For the nine months ended September 30, 2022 and 2021, we had tax expense of $15.2 million and $1.2 million, respectively. The effective tax rates were 25% and (8)% for the nine months ended September 30, 2022 and 2021, respectively. Without discrete items, which primarily consist of tax expense related to equity compensation and non-US income taxes, the effective tax rates for the nine months ended September 30, 2022 and 2021 would have been 23% and 24%, respectively.
During the nine months ended September 30, 2022 and 2021, we recorded tax expense related to equity compensation of $0.1 million and $0.5 million, respectively.
Net Income (Loss)
Net income (loss) attributable to U.S. Silica Holdings, Inc., was net income of $46.6 million and a net loss of $14.7 million for the nine months ended September 30, 2022 and 2021, respectively. The year over year changes were due to the factors noted above.
Liquidity and Capital Resources
Overview
    Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to return cash to our stockholders, and to pay for acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through cash on hand, borrowings under our credit facilities, or equity issuances. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of September 30, 2022, our working capital was $390.8 million and we had $78.9 million of availability under the Revolver. Based on our consolidated leverage ratio of 3.81:1.00 as of September 30, 2022, we may draw up to approximately $30.0 million without the consent of our lenders. With the consent of our lenders, we have access to the full availability of the Revolver.
    In connection with the EPM acquisition, on May 1, 2018, we entered into the Credit Agreement with BNP Paribas, as administrative agent, and the lenders named therein. The Credit Agreement increased our existing senior debt by entering into a new $1.380 billion senior secured Credit Facility, consisting of a $1.280 billion Term Loan and a $100 million Revolver that may also be used for swingline loans or letters of credit, and we may elect to increase the Term Loan in accordance with the terms of the Credit Agreement. The amounts owed under the Credit Agreement use LIBOR as a benchmark for establishing the rate at which interest accrues. We have made significant progress to prepare for the phasing out of LIBOR, as described in Part II - Item 7 - Management's Discussion and Analysis of Financial Conditions and Results of Operations - Risk Management in the 2021 Form 10-K, and additional transition efforts to prepare for the phasing out of LIBOR are ongoing. We believe both the enacted and proposed regulation help provide clarity for the transition of our legacy LIBOR contracts, including investment securities, loans and preferred stock, to alternative reference rates in an orderly manner.
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
The following table provides net debt (in thousands):

	September 30, 2022	December 31, 2021
Total Debt	$1,112,483	$1,211,420
Less:
Cash and cash equivalents	267,133	239,425
Net Debt	$845,350	$971,995
Total Debt:
Total debt was $1.11 billion and $1.21 billion as of September 30, 2022 and December 31, 2021, respectively. The decrease was primarily due to principal payments of the Term Loan and repurchase of $100.0 million of debt during the third quarter, offset partially by insurance financing notes payable of $8.4 million.
Cash and Cash Equivalents:
Cash and cash equivalents were $267.1 million and $239.4 million as of September 30, 2022 and December 31, 2021, respectively. The increase was primarily due to receipt of a $20.0 million capacity reservation fee from a customer, an increase in business operations and an increase in days payable outstanding.
Cash Flow Analysis
    A summary of operating, investing and financing activities (in thousands) is shown in the following table:

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$169,460	$156,782
Investing activities	(26,863)	(14,960)
Financing activities	(114,889)	(42,155)
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
Net cash provided by operating activities was $169.5 million for the nine months ended September 30, 2022. This was mainly due to $46.3 million of net income adjusted for non-cash items, including $107.0 million in depreciation, depletion and amortization, $9.8 million in deferred income taxes, $13.8 million in equity-based compensation, $9.5 million in deferred revenue, and $9.3 million in other miscellaneous non-cash items. Also contributing to the change was a $35.3 million increase in accounts receivable, a $26.9 million increase in inventories, a $1.8 million decrease in prepaid expenses and other current assets, a $72.7 million increase in accounts payable and accrued liabilities, $17.6 million payments on lease liabilities, and a $1.9 million change in other operating assets and liabilities.
Net cash provided by operating activities was $156.8 million for the nine months ended September 30, 2021. This was mainly due to a $15.2 million net loss adjusted for non-cash items, including $122.5 million in depreciation, depletion and amortization, $3.2 million in deferred income taxes, $13.4 million in equity-based compensation, $14.3 million in deferred revenue, and $27.0 million in other miscellaneous non-cash items. Also contributing to the change was a $31.2 million decrease in accounts receivable, an $11.7 million increase in inventories, a $1.2 million decrease in prepaid expenses and other current assets, a $36.8 million increase in accounts payable and accrued liabilities, $19.7 million payments on lease liabilities, and an $11.1 million change in other operating assets and liabilities.
Net Cash Used in / Provided by Investing Activities
Investing activities consist primarily of cash consideration paid to acquire businesses and capital expenditures for growth and maintenance.
Net cash used in investing activities was $26.9 million for the nine months ended September 30, 2022. This was due to capital expenditures of $28.7 million offset by $2.2 million in proceeds from the sale of property, plant and equipment. Capital expenditures for the nine months ended September 30, 2022 were primarily related to facility improvement and maintenance projects, and other environmental and health and safety projects.
Net cash used in investing activities was $15.0 million for the nine months ended September 30, 2021. This was mainly due to capital expenditures of $15.4 million and capitalized intellectual property costs of $0.2 million, offset by $0.6 million in proceeds from the sale of property, plant and equipment.
Subject to our continuing evaluation of market conditions, we anticipate that our capital expenditures in 2022 will be approximately $40 million to $50 million, which will primarily be associated with maintenance, cost improvement capital projects, and various growth projects. We expect to fund our capital expenditures through cash on our balance sheet, cash generated from our operations, and cash generated from financing activities.
Net Cash Used in / Provided by Financing Activities
Financing activities consist primarily of equity issuances, dividend payments, share repurchases, borrowings and repayments related to the Revolver and Term Loan, as well as fees and expenses paid in connection with our credit facilities.
Net cash used in financing activities was $114.9 million for the nine months ended September 30, 2022. This was mainly due to $4.4 million of short-term debt payments, $106.7 million of long-term debt payments, $1.1 million of distributions to a non-controlling interest, $1.0 million of principal payments on finance leases, and $2.4 million of tax payments related to shares withheld for vested restricted stock and stock units, offset partially by $1.0 million of proceeds from options exercised.
Net cash used in financing activities was $42.2 million for the nine months ended September 30, 2021. This was mainly due to $4.2 million of short-term debt payments, $9.6 million of long-term debt payments, $25.0 million payment on the Revolver, $0.8 million of distributions to a non-controlling interest, $0.4 million of principal payments on finance leases,and $2.2 million of tax payments related to shares withheld for vested restricted stock and restricted stock units.
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
Environmental Matters
We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. As of September 30, 2022, we had $30.0 million accrued for future reclamation costs, as compared to $32.0 million as of December 31, 2021.
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

Interest Rate Risk
We are exposed to interest rate risk arising from adverse changes in interest rates. As of September 30, 2022, we had $1.112 billion of debt outstanding under the Credit Agreement. Assuming LIBOR is greater than the 1.0% minimum base rate on the Term Loan, a hypothetical increase in interest rates by 1.0% would have changed our interest expense by $11.1 million per year.
We have made significant progress to prepare for the phasing out of LIBOR, as described in Part II - Item 7 - Management's Discussion and Analysis of Financial Conditions and Results of Operations - Risk Management in the 2021 Form 10-K, and additional transition efforts to prepare for the phasing out of LIBOR are ongoing.
On March 15, 2022, President Biden signed the Consolidated Appropriation Act of 2022 into law, which includes the Adjustable Interest Rate (LIBOR) Act, containing legislation related to the transition away from LIBOR. This legislation is intended to establish a uniform process for replacing LIBOR in existing contracts and securities that continue after the cessation of LIBOR and do not contain clearly defined or practicable fallback provisions.
On July 19, 2022, the Federal Reserve Board released a proposal that provides default rules for certain contracts that use LIBOR, which would implement the LIBOR Act with replacement rates based on the Secured Overnight Financing Rate (SOFR). We believe the LIBOR Act and the Federal Reserve Board's proposed regulation help provide clarity for the transition of our legacy LIBOR contracts, including investment securities, loans and preferred stock, to alternative reference rates in an orderly manner.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We disclosed in Part II, Item 9A Controls and Procedures of our Annual Report on Form 10-K/A for the year ended December 31, 2021 that our chief executive officer and chief financial officer re-performed an evaluation of our disclosure and procedures as of December 31, 2021 as a result of the changes we had to make to our mining disclosures that are described in the 10-K/A, and they concluded that our disclosure controls and procedures were not effective as of December 31, 2021. Because the disclosure required under Subpart 1300 of Regulation S-K is not required in quarterly reports on Form 10-Q, our chief executive officer and chief financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our existing internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As a result of the above developments, the filing rate of new claims against us over the past few years has decreased to below pre-2001 levels, and we were named as a defendant in two, one, and one new silicosis cases filed in 2021, 2020, and 2019, respectively. During the nine months ended September 30, 2022, zero new claims were brought against U.S. Silica. As of September 30, 2022, there were 42 active silica-related product liability claims pending in which U.S. Silica is a defendant. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for both our predecessors that cover certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to certain insurance). As a result of a settlement with a former owner and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf.
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
Except as disclosed in Item 1A. Risk Factors in our Quarterly Report on Form 10-Q as of June 30, 2022, which is incorporated herein by reference, there have been no material changes from the risk factors disclosed in Item 1A. Risk Factors in our 2021 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchase Program
The following table presents the total number of shares of our common stock that we repurchased during the third quarter of 2022, the average price paid per share, the number of shares that we repurchased as part of our share repurchase program, and the approximate dollar value of shares that still could have been repurchased at the end of the applicable fiscal period pursuant to our share repurchase program:

Period	Total Number of Shares Withheld(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
July 1, 2022 - July 31, 2022	4,017	$10.20	—	126,540,060
August 1, 2022 - August 31, 2022	9,746	$14.80	—	126,540,060
September 1, 2022 - September 30, 2022	129	$13.05	—	126,540,060
Total	13,892	$13.45	—

(1)
In May 2018, our Board of Directors authorized and announced the repurchase of up to $200 million of our common stock from time to time on the open market or in privately negotiated transactions. Stock repurchases, if any, will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. As of September 30, 2022, we have repurchased a total of 5,036,139 shares of our common stock at an average price of $14.59.

(2)	Shares withheld by U.S. Silica to pay taxes due upon the vesting of employee restricted stock and restricted stock units for the months ended July 31, August 31, and September 30, 2022, respectively.

We did not repurchase any shares of common stock under our share repurchase program during the three and nine months ended September 30, 2022.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
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

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of October 2022.

U.S. Silica Holdings, Inc.

/s/ DONALD A. MERRIL
Name:	Donald A. Merril
Title:	Executive Vice President & Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

S-1