Form 10-K
period 2022-12-31
U.S. SILICA HOLDINGS, INC.
filed 2023-02-24
CIK 1524741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the outstanding common stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $811,859,083 based on the closing price of $11.42 per share, as reported on the New York Stock Exchange, on such date.
As of February 17, 2023, 76,120,988 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the Proxy Statement for the 2023 Annual Meeting of Shareholders for U.S. Silica Holdings, Inc. (the “2023 Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated.

U.S. Silica Holdings, Inc.
FORM 10-K
For the Fiscal Year Ended December 31, 2022

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
    During our 123-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 600 diversified product types to customers across our end markets. As of December 31, 2022, we had 27 operating mines and processing facilities and two additional exploration stage properties across the United States. We control 468 million tons of reserves of commercial silica, which can be processed to make 182 million tons of finished products that meet American Petroleum Institute ("API") frac sand specifications, and 82 million tons of reserves of diatomaceous earth, perlite, and clays.
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
•Low-cost operating structure. We focus on building and operating facilities with low delivered costs to enable us to better manage market downturns. We believe the combination of the following factors contributes to our goal of having a low-cost structure and high margins:
•our ownership of the vast majority of our reserves, resulting in mineral royalty expense that was approximately 0.5% of our sales in 2022;
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

•Strong reputation with our customers. We believe we have built a strong reputation during our 123-year operating history. We have a long track record of timely delivery of our products according to customer specifications, which we believe contributes to a reputation for dependability. We also have an extensive network of technical resources, including materials science and petroleum engineering expertise, which enables us to collaborate with our customers to develop products to improve the performance of their existing applications.
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
•Maintain financial strength and flexibility. We intend to maintain financial strength and flexibility to enable us to better manage through industry downturns and pursue acquisitions and new growth opportunities as they arise. In connection with the EPM acquisition, on May 1, 2018, we entered into a Third Amended and Restated Credit Agreement (the "Credit Agreement") with BNP Paribas, as administrative agent, and the lenders named therein. The Credit Agreement increased our then existing senior debt by establishing a new $1.380 billion senior secured credit facility, consisting of a $1.280 billion term loan (the “Term Loan”) and a $100 million revolving credit facility (the “Revolver”) (collectively the "Credit Facility") that may also be used for swingline loans or letters of credit, and we may elect to increase the term loan in accordance with the terms of the Credit Agreement. For more information on the Credit Agreement see Note K - Debt to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. As of December 31, 2022, we had $280.8 million of cash on hand and $78.5 million of availability under the Revolver.
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
Our Customers
We sell our products to a variety of end markets. Our customers in the oil and gas proppants end market include major oilfield services companies and exploration and production companies that are engaged in hydraulic fracturing. Sales to the oil and gas proppants end market comprised approximately 63%, 56%, and 49% of our total sales in 2022, 2021 and 2020, respectively.
During most of our 123-year history, our primary markets have been core industrial end markets with customers engaged in the production of building and construction products, fillers and extenders, glass, foundry products, chemicals, and sports and recreation products. Our diverse customer base drives high recovery rates across our production. We also benefit from strong and long-standing relationships with our customers in each of the industrial and specialty products end markets we serve. Through EPM, we also serve a variety of industrial mineral markets including pool filtration, paints and plastics, absorbents and food and beverage. Sales to our Industrial and Specialty Products end markets comprised approximately 37%, 44%, and 51% of our total sales in 2022, 2021 and 2020, respectively.
Competition
Both of our reportable segments operate in highly competitive markets that are characterized by a small number of large, national producers and a larger number of small, regional or local producers. According to a January 2023 publication by the United States Geological Survey, in 2022, there were 122 producers of commercial silica with a combined 201 active operations in 32 states within the United States. Competition for both of our reportable segments is based on price, consistency and quality of product, site location, distribution capability, customer service, reliability of supply, breadth of product offering and technical support. Because transportation costs can be a significant portion of the total cost to customers of commercial silica, the commercial silica market is typically local, and competition from beyond the local area is limited. Notable exceptions to this are the frac sand and fillers and extenders markets, where certain product characteristics are not available in all deposits and not all plants have the requisite processing capabilities, necessitating that some products be shipped for extended distances. For more information regarding competition, see Item 1A. Risk Factors of this Annual Report on Form 10-K.
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
Intellectual Property
Other than operating licenses for our mining and processing facilities, there are no third-party patents, patent licenses or franchises material to our business. Our intellectual property primarily consists of trade secrets, know-how and trademarks, including our name US SILICA® and products with trademarked names such as MIN-U-SIL®, Mystic White II®, Q-ROK®, SIL-CO-SIL®, White Armor®, EP Minerals®, EVERWHITE®, and SANDBOX® among others. We own patents and have patent applications pending related to SandBox, our "last mile" logistics solution. Most of the issued patents have expiration dates ranging from 2027-2040. With respect to our other products, we principally rely on trade secrets, rather than patents, to protect our proprietary processes, methods, documentation and other technologies, as well as certain other business information. Although we do seek patents from time to time, for example for our ultra-high reflectance cool roofing granules, patent protection for other industrial and specialty products requires a costly federal registration process with an uncertain outcome that would place our confidential information in the public domain. As a result, we typically utilize trade secrets to protect the formulations and processes we use to manufacture our products and to safeguard our proprietary formulations and methods. We strive to protect our trade secrets indefinitely through the use of confidentiality agreements and other security measures, understanding that these efforts may prove to be ineffective. See Item 1A. Risk Factors of this Annual Report on Form 10-K for more information.
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
 Employees
As of December 31, 2022, we employed a workforce of approximately 2,013 employees, the majority of whom are hourly wage plant workers living in the areas surrounding our mining facilities. Approximately 28% of our hourly employees are represented by labor unions that include the Teamsters Union; United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union; Laborers International Union of North America; Glass, Molders, Pottery, Plastics and Allied Workers International Union; Cement, Lime, Gypsum and Allied Workers’ Division of International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers; and International Union of Operating Engineers A.F.L. - C.I.O. We believe that we maintain good relations with our workers and their respective unions and have not experienced any material strikes or work stoppages since 1987.

Human Capital Management
Our Board of Directors believes that our long-term success depends on the talents of our employees, and we work to attract, retain and motivate the highest quality workforce. Our Chief Operating Officer ("COO"), with the support of members of our Human Resources team, is responsible for developing and executing our human capital strategy. This includes talent attraction, acquisition, development and engagement, as well as the design of employee compensation and benefits programs. It also includes developing and implementing our diversity and inclusion framework. Management regularly updates our Board of

Directors and our Compensation Committee on human capital trends and efforts to improve diversity. The Board of Directors in particular has requested updates on the following topics:

Health and Safety: Our health and safety programs are industry leading and resulted in several company records in 2022. We require each of our locations to perform regular safety audits to ensure proper safety policies, program procedures, analyses and trainings are in place. In addition, we receive regular visits from inspectors on behalf of the U.S. Mine Safety and Health Administration ("MSHA") and the U.S. Occupational Safety and Health Act ("OSHA"). We utilize a mixture of leading and lagging indicators to assess the health and safety performance of our operations. Lagging indicators include the OSHA Total Recordable Incident Rate ("TRIR") and the Lost Time (or Lost Workday) Incident Rate ("LTIR") based upon the number of incidents per 200,000 work hours. Leading indicators include reporting and closure of all near miss events and Environmental, Health and Safety ("EHS") coaching and engagement conversations. In 2022, we had a TRIR of 0.61, a LTIR of 0.14 and zero work-related fatalities.

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

Training and Talent Development: We are committed to the continued development of our people. Strategic talent reviews and succession planning occur annually and across all business areas. The Chief Executive Officer ("CEO") and COO convene meetings with senior company leadership and the Board of Directors to review top enterprise talent. We also provide free training courses through LinkedIn Learning to all salaried employees, along with key development programs.
Regulation and Legislation
Mining and Workplace Safety
Federal Regulation
The U.S. Mine Safety and Health Administration (“MSHA”) is the primary regulatory organization governing the commercial silica industry. Accordingly, MSHA regulates quarries, surface mines, underground mines and the industrial mineral processing facilities associated with quarries and mines. The mission of MSHA is to administer the provisions of the Federal Mine Safety and Health Act of 1977 (the "Mine Act") and to enforce compliance with mandatory safety and health standards. MSHA works closely with the Industrial Minerals Association, a trade association in which we have a significant leadership role, in pursuing this mission. As part of MSHA’s oversight, representatives perform at least two unannounced inspections annually for each above-ground facility. For additional information regarding mining and workplace safety, including MSHA safety and health violations and assessments in 2022, see Item 4. Mine Safety Disclosures of this Annual Report on Form 10-K.
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
Information about our Executive Officers

Bryan A. Shinn, age 61, has served as our Chief Executive Officer and a member of the Board since January 2012. He also served as our President from March 2011 to January 2020. Prior to assuming this position, Mr. Shinn was our Senior Vice President of Sales and Marketing from October 2009 to February 2011. Before joining us, Mr. Shinn was employed by the E. I. du Pont de Nemours and Company from 1983 to September 2009, where he held a variety of key leadership roles in operations, sales, marketing and business management, including Global Business Director and Global Sales Director. Mr. Shinn earned a B.S. in Mechanical Engineering from the University of Delaware.

Donald A. Merril, age 58, has served as an Executive Vice President since July 2016 and as our Chief Financial Officer since January 2013. He had previously served as our Vice President of Finance from October 2012 until his appointment as Chief Financial Officer. Previously, Mr. Merril had served as Senior Vice President and Chief Financial Officer of Myers Industries Inc. from January 2006 through August 2012. Prior to serving at Myers Industries, Mr. Merril held the role of Vice President and Chief Financial Officer, Rubbermaid Home Products Division at Newell Rubbermaid Inc. from 2003 through 2005. Mr. Merril earned a B.S. in Accounting from Miami University.

Michael L. Winkler, age 58, has served as an Executive Vice President since July 2016 and as our Chief Operating Officer since December 2013. He served as a Vice President from June 2011 until July 2016 and as our Vice President of Operations from June 2011 until December 2013. Before joining us, Mr. Winkler was Vice President of Operations for Campbell Soup Company from August 2007 to June 2011 and held various positions with Mars Inc. from 1996 to August 2007, including Plant Manager-Columbus Plant and Director of Industrial Engineering. Mr. Winkler earned a B.S. in Industrial Engineering from the University of Wisconsin-Platteville and an M.B.A. from the University of North Texas. In January 2023, Mr. Winkler notified us of his plan to retire. Mr. Winkler is expected to remain in his position until mid to late 2023 to assist wth the transition of his responsibilities.

Zach Carusona, age 36, was appointed as our Executive Vice President and President, Industrial & Specialty Products in August 2022. He served as Senior Vice President and President, Specialty Minerals from December 2018 until July 2022, Vice President of SandBox Logistics from August 2016 until December 2018, the Director, Strategic Planning from June 2015 to August 2016, and in various roles in our strategy group from 2011 through 2015. Mr. Carusona earned an MBA from the Kellogg School of Management at Northwestern University, and a B.S. in Mechanical Engineering from the University of Illinois, Urbana-Champaign.

J. Derek Ussery, age 38, was appointed as our Executive Vice President and President, Oil and Gas in August 2022. He served as the Senior Vice President and President, Oil and Gas from November 2019 to July 2022 and Chief Operating Officer of SandBox Logistics from January 2019 to November 2019. He previously served as Vice President, North America ESG at Tetra Technologies, from May 2018 to December 2018. From April 2013 to May 2018, he served in roles of increasing responsibility with Key Energy Services, culminating in his position as Vice President for the Eastern Region. Mr. Ussery earned a B.B.A. from Texas A&M University.

Stacy Russell, age 52, has served as U.S. Silica’s Senior Vice President, General Counsel and Secretary since January 2020. Prior to this role, Ms. Russell was the General Counsel for our Oil & Gas Proppants segment. She was previously Of Counsel at Boyar Millar from July 2018 to May 2019. From October 2010 to January 2018, she served as the Managing Counsel for the Litigation and HSE law groups at Halliburton Company. Ms. Russell earned B.A. in Government from the University of Texas and her J.D. from the University of Houston.

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
Risks Related to Market, Competition, & Sales

The global economic environment has recently created market uncertainty and volatility.

The global economic environment has recently created market uncertainty and volatility. Global financial conditions remain subject to sudden and rapid destabilization. A slowdown in the financial markets or other economic conditions, including but not limited to, global supply chain issues, inflation, increasing interest rates, fuel and energy costs, business conditions, lack of available credit, the state of the financial markets and tax rates, may adversely affect our business, financial condition and results of operations.

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

When oil and natural gas prices decrease, exploration and production companies may reduce their exploration, development, production and well completion activities. During such periods, demand for our products and services which supply oil and natural gas wells, including our transportation and logistics solutions, may decline, leading to a decline in the market price of frac sand due to an oversupply of frac sand. When demand for frac sand increases, there may not be a corresponding increase in the prices for our products or our customers may not increase use of our products, which could have a material adverse effect on our business, financial condition and results of operations.

Worldwide economic, political and military events, including war, terrorist activity, events in the Middle East and initiatives by the Organization of the Petroleum Exporting Countries (“OPEC”), have contributed, and are likely to continue to contribute, to oil and natural gas price volatility. Additionally, warmer than normal winters in North America and other weather patterns may adversely impact the short-term demand for natural gas and, therefore, demand for our products. Reduction in demand for natural gas to generate electricity could also adversely impact the demand for frac sand. In addition, any future decrease in the rate at which oil and natural gas reserves are discovered or developed, whether due to increased governmental regulation, limitations on exploration and drilling activity, technological innovations that result in new processes for oil and gas production that do not require proppants, or other factors, could adversely affect the demand for our products, even in a stronger natural gas and oil price environment. The continued or future occurrence of any of these risks could have a material adverse effect on our business, financial condition and results of operations.

A public health crisis or global outbreak of disease could materially and adversely affect our business, financial condition and results of operations.

A public health crisis, including the COVID-19 pandemic and the emergence and spread of COVID-19 variants, have previously adversely impacted our business and results of operations. A public health crisis, including a pandemic similar in nature to COVID-19, could affect our business in a number of ways, including but not limited to:

•disruptions or restrictions on our employees' ability to work;
•temporary closures or disruptions at our mines and processing plants or the facilities of our customers could reduce         demand for our products or affect our ability to timely meet our customers' orders and negatively impact our supply chain; and
•the failure of third parties on which we rely, including our customers, contractors, commercial banks, transportation service providers and external business partners, to meet their respective obligations to us, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties.

The impact of contagious disease or other adverse public health developments could also exacerbate other risks discussed elsewhere in this section of this report, any of which could have a material adverse effect on us.

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

In addition, severe seasonal or weather conditions may impact our operations by causing weather-related damage to our facilities and equipment or preventing us from delivering equipment, personnel or products to job sites, any of which could force us to delay or curtail services and potentially breach our contractual obligations or result in a loss of productivity, an increase in operating costs or other losses that may not be covered by applicable insurance policies. Severe weather conditions may also interfere with our customers’ operations, which could reduce our customers’ demand for our products. If any of these risks were to occur, it could have a material adverse effect on our business, financial condition and results of operations. Moreover, changing weather patterns, due to climate-warming trends and other effects of climate change or other causes, may lead to the increased frequency, severity or unpredictability of extreme weather events, which could intensify these risks.

A significant portion of our sales is generated at four of our plants. Any adverse developments at any of those plants or in the end markets those plants serve could have a material adverse effect on our business, financial condition, and results of operations.
A significant portion of our sales is generated at our plants located in Ottawa, Illinois; Lamesa, Texas; Lovelock, Nevada; and Crane County, Texas. These plants represented a combined 29% of our total sales in 2022. Any adverse development at these plants or in the end markets these plants serve, including adverse developments due to catastrophic events or weather, decreased demand for commercial silica products, or a decrease in the availability of transportation services or adverse developments affecting our customers, could have a material adverse effect on our business, financial condition and results of operations.

We may be adversely affected by decreased demand for frac sand or the development of effective alternative proppants or new processes to replace hydraulic fracturing.

Frac sand is a proppant used in the completion and re-completion of natural gas and oil wells through hydraulic fracturing. Frac sand is the most commonly used proppant and is less expensive than ceramic proppant, which is also used in hydraulic fracturing to stimulate and maintain oil and natural gas production. A significant shift in demand from frac sand to other proppants, such as ceramic proppants, the development and use of other effective alternative proppants, or the development of new alternative energy processes to replace hydraulic fracturing altogether, could cause a decline in demand for the frac sand we produce and could have a material adverse effect on our business, financial condition and results of operations.

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

Because the markets for our products are typically local, we also compete with smaller, regional or local producers in addition to the other national producers. There typically is an increasing number of small producers servicing the frac sand market when there is increased demand for hydraulic fracturing services. If demand for hydraulic fracturing services decreases and the supply of frac sand available in the market increases, prices in the frac sand market could continue to materially decrease as less efficient producers exit the market, selling frac sand at below market prices. Furthermore, our competitors may choose to consolidate, which could provide them with greater financial and other resources than us and negatively impact demand for our frac sand products. In addition, oil and natural gas exploration and production companies and other providers of hydraulic fracturing services may acquire their own frac sand reserves, expand their existing frac sand production capacity or otherwise fulfill their own proppant requirements, and existing or new frac sand producers could add to or expand their frac sand production capacity, which would negatively impact demand for our frac sand products.

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

If our customers delay or fail to pay a significant amount of our outstanding receivables, it could have a material adverse effect on our business, liquidity, financial condition and results of operations.

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

Our ten largest customers accounted for approximately 40%, 40% and 34% of total sales during the years ended December 31, 2022, 2021 and 2020, respectively. As a result of market conditions, competition or other factors, these customers may not continue to purchase the same levels of our products in the future, if at all. Substantial reductions in purchase volumes across these customers could have a material adverse effect on our business, financial condition and results of operations.

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

Not all of these risks are reasonably insurable, and our insurance coverage contains limits, deductibles, exclusions and endorsements. Our insurance coverage may not be sufficient to meet our needs in the event of loss and any such loss may have a material adverse effect on our business, financial condition and results of operations.

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

Because of the relatively low cost of producing commercial silica, transportation and related costs, including freight charges, fuel surcharges, transloading fees, switching fees, railcar lease costs, demurrage costs and storage fees, tend to be a significant component of the total delivered cost of sales. The high relative cost of transportation related expense tends to favor manufacturers located in close proximity to the customer. As a result, if we expand our commercial silica production to new geographic markets, we could need increased transportation services and transload network access and would be subject to higher overall costs for these services. We contract with truck, rail and barge services to move commercial silica from our production facilities to transload sites and our customers, and increased costs under these contracts could adversely affect our results of operations. In addition, we bear the risk of non-delivery under our contracts. Labor disputes, derailments, adverse weather conditions or other environmental events, shortages in the railcar leasing market or changes to rail freight systems could interrupt or limit available transportation services. A significant increase in transportation service rates, a reduction in the dependability or availability of transportation or transload services, or relocation of our customers’ businesses to areas farther from our plants or transloads could impair our ability to deliver our products economically to our customers and to expand to new markets. Further, reduced demand for commercial silica sometimes results in railcar over-capacity, requiring us to pay railcar storage fees while, at the same time, continuing to make lease payments for those railcars in storage, which can have a material adverse effect on our business, financial condition and results of operations.

Our operations consume large amounts of natural gas, electricity and diesel fuel. An increase in the price or a significant interruption in the supply of these or any other energy sources could have a material adverse effect on our business, financial condition, and results of operations.
Energy costs, primarily natural gas and electricity, represented approximately 5%, 5% and 4% of our total sales in 2022, 2021 and 2020, respectively. Natural gas is the primary fuel source used for drying in the commercial silica production process. In addition, our operations are dependent on earthmoving equipment, railcars and tractor trailers, and diesel fuel costs are a significant component of the operating expense of these vehicles. To the extent that we perform these services with equipment that we own, we are responsible for buying and supplying the diesel fuel needed to operate these vehicles, which currently represents less than 1% of total cost of sales. To the extent that these services are provided by independent contractors, we may be subject to fuel surcharges that attempt to recoup increased diesel fuel expenses. Our profitability is impacted by the price and availability of these energy sources. The price and supply of diesel fuel and natural gas are unpredictable and can fluctuate significantly based on international political and economic circumstances, as well as other events outside our control, such as changes in supply and demand due to weather conditions, actions by OPEC and other oil and natural gas producers, regional production patterns and environmental concerns. In addition, potential climate change regulations or carbon or emissions taxes could result in higher production costs for energy, which may be passed on to us in whole or in part or could reduce supply. In the past, the price of natural gas has been extremely volatile, and we believe this volatility may continue. In order to manage this risk, we have hedged natural gas prices through the use of derivative financial instruments and may enter into additional hedges in the future. However, these measures carry different risks (including nonperformance by counterparties) and do not in any event entirely eliminate the risk of decreased margins as a result of energy price increases. A significant increase in the price of energy that is not recovered through an increase in the price of our products or covered through our hedging arrangements or an interruption in the supply of the energy sources we use could have a material adverse effect on our business, financial condition and results of operations.

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

We base our mineral reserve and resource estimates on engineering, economic and geological data assembled and analyzed by our mining engineers, which are reviewed periodically by outside firms. However, commercial silica reserve estimates can be imprecise and depend to some extent on statistical inferences drawn from available drilling data, which may prove unreliable. There are numerous uncertainties inherent in estimating quantities and qualities of commercial silica reserves and non-reserve commercial silica deposits and costs to mine recoverable reserves, many of which are beyond our control and any of which could cause actual results to differ materially from our expectations. These uncertainties include:

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

    In addition, title to, and the area of, mineral properties and water rights may be disputed. Mineral properties sometimes contain claims or transfer histories that examiners cannot verify. A successful claim that we do not have title to one or more of our properties or lack appropriate water rights could cause us to lose any rights to explore, develop and extract any minerals on that property, without compensation for our prior expenditures relating to such property. Any inaccuracy in our estimates related to our mineral reserves and non-reserve mineral deposits, or our title to such deposits, could result in our inability to mine the deposits or require us to pay higher than expected costs.

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

We base our assumptions regarding the life of our mines on detailed studies that we perform from time to time, but our studies and assumptions do not always prove to be accurate. If we close any of our mines sooner than expected, sales will decline unless we are able to increase production at any of our other mines, which may not be possible. The closure of an open pit mine may also involve significant fixed closure costs, including accelerated employment legacy costs, severance-related obligations, reclamation and other environmental costs and the costs of terminating long-term obligations, including energy contracts and equipment leases. We accrue for the costs of reclaiming open pits, stockpiles, tailings ponds, roads and other mining support areas over the estimated mining life of our properties. If we were to reduce the estimated life of any of our mines, the fixed mine closure costs could be applied to a shorter period of production, which would increase production costs per ton produced and could materially and adversely affect our business, results of operations and financial condition.

Applicable statutes and regulations require that mining property be reclaimed following a mine closure in accordance with specified standards and an approved reclamation plan. The plan addresses matters such as the removal of facilities and equipment, re-grading, prevention of erosion and other forms of water pollution, re-vegetation and post-mining land use. Complying with these plans has had, and will continue to have, a significant effect on our business. Some environmental laws impose substantial penalties for noncompliance with a reclamation plan, and others, such as the CERCLA, impose strict, retroactive and joint and several liability for the remediation of releases of hazardous substances. We may be required to post a surety bond or other form of financial assurance equal to the anticipated cost of reclamation as set forth in the approved reclamation plan. The inability to acquire, maintain or renew such financial assurances could subject us to fines or the revocation of our operating permits. The establishment of the final mine closure reclamation liability is based on permit requirements and requires various estimates and assumptions, principally associated with reclamation costs and production levels. If our accruals for expected reclamation and other costs associated with mine closures for which we will be responsible were later determined to be insufficient, our business, results of operations and financial condition would be adversely affected.
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

Environmental requirements, and the interpretation and enforcement of these requirements, change frequently and have tended to become more stringent over time. Future environmental laws and regulations could restrict our ability to expand our facilities or extract our mineral deposits or could require us to acquire costly equipment or to incur other significant expenses in connection with our business. The costs associated with complying with such requirements, could have a material adverse effect on our business, financial condition and results of operations.

For example, greenhouse gas emissions regulation is becoming more rigorous, and concerns about climate change could cause this trend to continue or intensify. We expect to be required to report annual greenhouse gas emissions from our operations to the EPA, and additional greenhouse gas emission-related requirements are in various stages of development at the international, federal, state, regional and local levels. The U.S. Congress has considered, and may adopt in the future, various legislative proposals to address climate change, including a nationwide limit on greenhouse gas emissions. Any regulation of greenhouse gas emissions, including, for example, through a cap-and-trade system, technology mandate, emissions tax, reporting requirement, new permit requirement or other program, could curtail our operations, significantly increase our operating costs, impair demand for our products or otherwise adversely affect our business, financial condition, reputation and performance.

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

We hold numerous governmental, environmental, mining and other permits and approvals authorizing operations at each of our facilities. Our future success depends on, among other things, our ability, and the ability of our customers, to obtain and maintain the necessary permits and licenses required to conduct operations. In order to obtain permits and renewals of permits in the future, we may be required to prepare and present data to governmental authorities pertaining to the impact that any proposed exploration or production activities may have on the environment. Compliance with these regulatory requirements is expensive and significantly lengthens the time needed to conduct operations. Additionally, obtaining or renewing required permits is sometimes delayed, conditioned or prevented due to community opposition, opposition from other parties, the location of existing or proposed third-party operations, or other factors beyond our control. The denial of a new or renewed permit essential to our operations, delays in the environmental review and permitting process, significant opposition to a permit by third parties or the imposition of conditions in order to acquire the permit could impair our ability to continue operations at the affected facilities, delay those operations, or involve significant unplanned costs, any of which could adversely affect our business, financial condition and results of operations.

We are subject to regulations that impose stringent health and safety standards on numerous aspects of our operations.

Multiple aspects of our operations are subject to health and safety standards, including our mining operations, our trucking operations, and employee exposure to crystalline silica.

Our mining operations are subject to the Mine Act, as amended by the Mine Improvement and New Emergency Response Act of 2006, which imposes stringent health and safety standards on numerous aspects of mineral extraction and processing operations, including the training of personnel, operating procedures, operating equipment and other matters. Our operating locations are regularly inspected by the MSHA for compliance with the Mine Act.

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

We are also subject to laws and regulations relating to human exposure to crystalline silica. Several federal and state regulatory authorities, including MSHA and OSHA, may continue to propose changes to their regulations regarding workplace exposure to crystalline silica, such as permissible exposure limits, required controls and personal protective equipment. Our failure to comply with existing or new health and safety standards, or changes in such standards or the interpretation or enforcement thereof, could require us or our customers to modify operations or equipment, shut down some or all operating locations, impose significant restrictions on our ability to conduct operations or otherwise have a material adverse effect on our business, financial condition and results of operations.

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

Since at least 1975, we and/or our predecessors have been named as a defendant, usually among many defendants, in numerous product liability lawsuits brought by or on behalf of current or former employees of our customers alleging damages caused by silica exposure. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media, involve various other defendants and have been filed in the States of Texas, Louisiana and Mississippi, although some cases have been brought in many other jurisdictions over the years. For further information about material pending proceedings, see Item 3. Legal Proceedings of this Annual Report on Form 10-K. The silica-related litigation brought against us to date and associated litigation costs, settlements and verdicts have not resulted in a material liability to us to date, and we presently maintain insurance policies where available. However, we continue to have silica exposure claims filed against us, including claims that allege silica exposure for periods or in areas not covered by insurance, and the costs, outcome and impact to us of any pending or future claims is not certain. Any such pending or future claims or inadequacies of our insurance coverage could have a material adverse effect on our business, reputation, financial condition and results of operations.

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

As of December 31, 2022, we had $1.059 billion of outstanding indebtedness under the Term Loan and we were using $21.5 million for outstanding letters of credit, leaving $78.5 million of borrowing availability under the Revolver.

In response to increasing inflation, the U.S. Federal Reserve began to raise interest rates in March 2022. Prevailing high interest rates increase our cost of capital. Additionally, borrowings under certain of our indebtedness are at variable rates of interest and expose us to interest rate volatility. If interest rates increase, our debt service obligations on certain of our variable rate indebtedness will increase even though the amount borrowed remains the same.

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

On July 19, 2022, the Federal Reserve Board released a proposal that provides default rules for certain contracts that use LIBOR, which would implement the LIBOR Act with replacement rates based on the Secured Overnight Financing Rate (SOFR). We believe the LIBOR Act and the Federal Reserve Board's proposed regulation help provide clarity for the transition of our legacy LIBOR contracts, including investment securities and loans, to alternative reference rates in an orderly manner.

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

The stock market has experienced and continues to experience extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the underlying businesses. In 2022, our stock closed at a high of $20.99 per share and a low of $9.34 per share. Broad market fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. In addition to the other risks described in this section, the market price of our common stock may fluctuate significantly in response to a number of factors, many of which we cannot control, including inaccurate or unfavorable research or ratings published by industry analysts about our business, or a cessation of coverage of us by industry analysts; quarterly variations in our operating results compared to market expectations; announcements by others in or affecting our industry or our customers; actions by competitors; our acquisition of, investment in or disposition of other businesses; and other global or regional economic, political, legal and regulatory factors that may not be directly related to our performance.

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

Holders of our common stock are entitled to receive only such dividends as our Board of Directors may declare out of funds legally available for such payments. Our Board of Directors elected to suspend dividends after paying a dividend in March 2020, and we have yet to resume paying dividends. Applicable Delaware law provides that we may pay dividends only out of a surplus, as determined under Delaware law, or, if there is no surplus, out of net profits for the fiscal year in which the dividend was declared and for the preceding fiscal year if certain specified conditions are met. Any determination to pay dividends and other distributions in cash, stock or property by us in the future will be at the discretion of our Board of Directors and will be dependent on then-existing conditions, including business conditions, our financial condition, results of operations, liquidity, capital requirements, the ability of our subsidiaries to pay us dividends or make other distributions to us, contractual restrictions (including restrictive covenants contained in the Credit Agreement or other debt agreements) and any other factors our Board of Directors deems relevant. We are not required to declare future cash dividends on our common stock, and our Board of Directors may determine not to do so at any time.

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

We are required to develop and maintain effective disclosure controls and procedures and any failure to maintain the adequacy of our disclosure controls and procedures may adversely affect investor confidence and, as a result, the value of our shares of common stock.

Under Sarbanes-Oxley, we are required to assess the effectiveness of our disclosure controls and procedures on an annual basis. Solely as a result of the changes we had to make to our mining disclosures in our Form 10-K for the fiscal year ended December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021. To remediate this conclusion, during 2022 we engaged a new qualified person to prepare our mining technical report studies and review the related mining disclosure. Because the omitted disclosures did not affect our financial statements, no additional remediation was deemed necessary. As of result of the remediation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022. If we fail to maintain effective disclosure controls and procedures investor confidence could be negatively affected, which could have a material adverse impact on the market price of our common stock.

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

As of December 31, 2022, various labor unions represented approximately 28% of our hourly employees. If we are unable to renegotiate acceptable collective bargaining agreements with these labor unions in the future, we could experience, among other things, strikes, work stoppages or other slowdowns by our workers and increased operating costs as a result of higher wages, health care costs or benefits paid to our employees. An inability to maintain good relations with our workforce could cause a material adverse effect on our business, financial condition, and results of operations.

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
We continue to strategically position our supply chain in order to deliver our products according to our customers' needs, whether at a plant, a transload, or at the wellhead. We believe that our supply chain network and logistics capabilities are a competitive advantage that enables us to provide superior service for our customers and positions us to take advantage of opportunistic spot market sales. As of December 31, 2022, we had 35 transload facilities strategically located near all the major shale basins in the United States. All of our transloads are operated by third-party transload service providers via service agreements, which include both longer term contracts (generally 2 to 5 years) and month-to-month arrangements.
We lease a significant number of railcars for shipping purposes and for short-term storage of our products, particularly our frac sand products. As of December 31, 2022, we had a leased fleet of 5,777 railcars.
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

The map below shows the location of our mines, production facilities, transload facilities, SandBox operation sites and Corporate offices:

INDUSTRIAL & SPECIALTY
OIL & GAS
Dual -O&G and Industrial
TRANSLOADS
SANDBOX
OFFICES
C A N A D A

Summary Overview of Mining Operations
Information concerning our material mining properties in this Annual Report on Form 10-K has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K, which first became applicable to us for the fiscal year ended December 31, 2021. As used in this Annual Report on Form 10-K, the terms "mineral resource", "mineral reserve", "proven mineral reserve" and "probable mineral reserve" are defined and used in accordance with subpart 1300 of Regulation S-K. As of December 31, 2022, our individually material mining properties, as determined in accordance with subpart 1300 of Regulation S-K, were the Crane, TX site (the "Crane site"), Lamesa, TX site (the "Lamesa site"), the Ottawa, IL site (the "Ottawa site") and the Lovelock/Colado, NV site (the "Colado site").
The information that follows related to the Crane site, the Lamesa site, the Ottawa site and the Colado site is derived, for the most part from, and in some instances is an extract from, the technical report summaries ("TRSs") related to such properties prepared in compliance with the Item 601(b)(96) and subpart 1300 of Regulation S-K. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the TRSs, filed as exhibits to this Annual Report on 10-K.
As of December 31, 2022, we had 27 operating mines and processing facilities and two additional exploration stage properties, as summarized below. Note that this list includes two processing facilities (Blair, NE and Millen, GA), but excludes mines and processing facilities that have been closed or idled, none of which have any current economic reserves.

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

Blair, Nebraska [processing plant only]

EPM operates a perlite processing plant located near the town of Blair, Washington County, Nebraska. The site sits on a 6.6-acre leased parcel that is a portion of a 25.2-acre lot owned by Blair Ag., LLC. The site has a mobile office, expander building, a compressor room and three storage silos.

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

Clark, Nevada

EPM operates the Clark, Nevada mine and DE processing plant located 20 miles east of the city of Reno, Nevada. The Clark processing plant is located on approximately 447 acres of private land. The Clark mine consists of approximately 1,123 acres of private land and 292 acres of federal land. EPM maintains two mineral claim leases, with EPM holding 71% ownership. The leases consist of 19 mineral claims, 15 of which are placer claims and four of which are millsite claims.

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

Columbia, South Carolina

We, through U.S. Silica Company, operate a surface mine and silica sand processing plant in Columbia, Lexington County, South Carolina. The processing plant is situated on a 193-acre parcel of owned land. The active mine is located directly north of the plant and is comprised of a 733-acre parcel of leased land. Royalties in the amount of 5% of the total monthly sales revenue are paid to the lessor.

Our surface mines in Columbia use natural gas, fuel oil and electricity to produce whole grain, ground and fine ground silica. The reserves are part of the Tuscaloosa Formation in central South Carolina. The processing plant allows the Columbia facility to meet a wide variety of focused specifications on product composition from customers. As such, the Columbia facility services multiple end markets, such as glass, building products, fillers and extenders, and filtration.

The Columbia, South Carolina site actively maintains five regulatory and operating permits. The facility also complies with other state and federal regulations that do not require a specific permit. All required permits are secured, and the site is operating in full compliance.

Crane, Texas

In accordance with subpart 1300 of Regulation S-K, we have determined that the Crane site is a material mining property. Therefore, a description of the Crane site and its operations can be found below. See “— Crane, TX.”

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

Fernley, Nevada

EPM owns and operates a surface mine and DE processing plant near the town of Fernley, Nevada. The processing plant is located on a 39.9 acre parcel of private land. The Fernley mine property is comprised of 5,668 acres, which mostly consists of federal BLM land (142 active and owned placer mineral claims) and 72.2 acres of private land. Portions of the private land are surface rights only, and related minerals rights are sub-leased from private land owners. There are no royalties associated with the private land holdings at Fernley. BLM land lease payments are around $23,000 annually.

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

Our small open-pit surface mine at Hazen operates as a stand-alone, satellite mine that provides raw DE to several sites. Most of the raw ore is shipped by truck to the Company’s nearby DE processing plant at Clark, Nevada. To a lesser extent, raw ore is loaded and shipped by rail to Johns Manville’s processing plants in Fruita, Colorado and Grambling, Louisiana. Contracted mining campaigns take place every two to three years and these are designed to build on-site stockpiles to meet shipping requirements. On average, 20,000 bank cubic yards of DE are shipped off site each year.

The Hazen mine operates under five operating permits issued by federal and state agencies. The site also complies with other state and federal regulations that do not require a specific permit. All required permits are secured, and the site is operating in full compliance.

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

Jackson/Aberdeen, Mississippi

EP Engineered Clays, our indirect subsidiary, operates a bentonite clay processing plant in the town of Jackson, Hinds County, Mississippi. The Jackson processing facility sits on 70 acres of private land leased from BASF, the former owner of the site. The annual lease rate for the plant is $157,000. EPM also owns a one-acre lot located next to the processing plant as an injection well site. The calcium bentonite raw ore supplied to the Jackson plant is mined at the Aberdeen / Fowlkes Mine, near the town of Aberdeen, Monroe County, Mississippi. The mine property is 648 acres, comprised of 502 acres of owned land and 146 acres of private leased land, split between three landowners. The total annual lease payment for the private property is $12,000.

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

Lamesa, Texas

In accordance with subpart 1300 of Regulation S-K, we have determined that the Lamesa site is a material mining property. Therefore, a description of the Lamesa site and its operations can be found below. See “— Lamesa, TX.”

Lovelock/Colado, Nevada

In accordance with subpart 1300 of Regulation S-K, we have determined that the Colado site, which includes the Lovelock Processing Plant, in Lovelock, Nevada, is a material mining property. Therefore, a description of the Colado site and its operations can be found below. See “— Lovelock/Colado, NV.”

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

Mauricetown, New Jersey

We, through U.S. Silica Company, own and operate a silica sand processing plant near the unincorporated community of Mauricetown, Cumberland County, New Jersey. The processing plant is located on the west side of Mauricetown and sits on 488 owned acres of private land. The dredge mining operation, almost six miles northeast near Port Elizabeth, is located on 816 acres of owned land. All property at both sites is owned outright by U.S. Silica. No royalties are paid for the mining of sand on the property.

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

Middleton, Tennessee

EPM owns and operates the Middleton, Tennessee site, comprised of some 1,154 acres located on both sides of the border between Tennessee and Mississippi. The bentonite clay processing plant sits on an owned, 131-acre parcel of land located five miles south of the town of Middleton, Hardeman County, Tennessee. The Tennessee mines consist of 420 acres of owned land and 78 acres of leased land. Mining activities occur in both Tennessee and Mississippi. We own all mineral rights on the leased land, but the land will be transferred back to the owner after cessation of mining. There is no royalty or other fee associated with this lease. The Mississippi mines consist of 525 acres of owned land.

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

Millen, Georgia [processing plant only]

We, through U.S. Silica Company, operate a silica processing facility located near the town of Millen, Jenkins County, Georgia. The site sits on 819 leased acres, of which the processing plant covers approximately 50 acres.

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

Ottawa, Illinois

In accordance with subpart 1300 of Regulation S-K, we have determined that the Ottawa site is a material mining property. Therefore, a description of the Ottawa site and its operations can be found below. See “— Ottawa, IL.”

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

Popcorn, Nevada

EPM operates a stand-alone, satellite perlite mine located 18 miles south of the town of Fallon, Churchill County, Nevada. The mine is located on 196 acres of leased federal BLM land, and is comprised of 10 lode mineral claims. The mineral claims are renewed with the BLM on an annual basis at a cost of $165/claim, with a total annual cost of $1,650.

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

Sequoya, Nevada [exploration property]

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

There are no buildings or facilities on site, only a couple of open surface test pits where a bulk sample had been obtained for plant process testing.

The site is currently permitted only for exploration and is in full compliance. No operating permits are required since the site is not developed for operations.

Siskiyou, California [exploration property]

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

Summary of Annual Production

The table below shows annual mined volumes (in thousands) at our mining properties for the fiscal years ended December 31, 2022, 2021 and 2020:

		Tons Mined
Mine / Location	Product Type	2022	2021	2020
Berkeley Springs, WV	Silica Sand	283	301	275
Blair, NE(1)	Perlite	—	—	—
Clark, NV	Diatomaceous Earth	54	63	68
Columbia, SC	Silica Sand	377	398	346
Crane, TX	Silica Sand	3,886	3,263	697
Dubberly, LA	Silica Sand	132	138	106
Fernley, NV	Diatomaceous Earth	63	67	46
Festus, MO	Silica Sand	1,468	1,567	1,290
Hazen, NV	Diatomaceous Earth	7	9	11
Hurtsboro, AL	Silica Sand	196	196	125
Jackson/Aberdeen, MS(2)	Bentonite Clay	84	84	74
Jackson, TN(3)	Silica Sand	—	—	—
Lamesa, TX	Silica Sand	5,871	4,692	3,271
Lovelock/Colado, NV(4)	Diatomaceous Earth	175	166	151
Mapleton Depot, PA	Silica Sand	457	308	265
Mauricetown, NJ	Silica Sand	113	166	155
Middleton, TN	Bentonite Clay	190	198	216
Mill Creek, OK	Silica Sand	1,898	1,544	1,235
Millen, GA(5)	Silica Sand	—	—	—
Montpelier, VA	Aplite	245	163	196
Ottawa, IL	Silica Sand	3,230	2,967	1,953
Pacific, MO	Silica Sand	951	942	922
Popcorn, NV(6)	Perlite	8	—	9
Rockwood, MI(7)	Silica Sand	—	—	—
Sanders, AZ	Bentonite Clay	14	14	13
Sequoya, NV(8)	Diatomaceous Earth	—	—	—
Siskiyou, CA(9)	Diatomaceous Earth	—	—	—
Sparta, WI(10)	Silica Sand	1,232	2,025	—
Vale, OR	Diatomaceous Earth	133	117	105
(1) Blair, NE is a perlite processing plant. There are no tons mined on site.
(2) Mining occurs at the Aberdeen, MS mine. Jackson, MS is the location of the clay processing plant.
(3) Jackson, TN purchases raw sand from a third party. There are no tons mined on site.
(4) Mining occurs at the Colado, NV mine. Lovelock, NV is the location of the DE processing plant.
(5) Millen, GA is a silica sand processing plant. There are no tons mined on site.
(6) Popcorn, NV mining is campaigned every two to three years. Raw ore is processed at Blair, NE and/or Lovelock/Colado, NV processing plant.
(7) Rockwood, MI purchases raw sand from a third party. There are no tons mined on site.
(8) Sequoya, NV is an advanced greenfield exploration property. No mining except a small (~300 tons) bulk sample has been mined from this site.
(9) Siskiyou, CA is a greenfield exploration property. To date, no tons have been mined on site.
(10) Sparta, WI was idled in 2020.

Summary of Resources and Reserves
In accordance with subpart 1300 of Regulation S-K, we engaged John T. Boyd Company ("JT Boyd") as the qualified person to prepare the TRS for the disclosure of resources and reserves at our four material mining properties: Crane, TX, Lamesa, TX, Ottawa, IL and Lovelock/Colado, NV. The estimates of measured, indicated and inferred resources and proven and probable reserves at our four material mining properties in this Annual Report on Form 10-K have been prepared by JT Boyd and in accordance with the technical definitions established by the SEC under subpart 1300 of Regulation S-K.
Set forth in the tables below are our estimates (in thousands of tons) as of December 31, 2022 of (1) measured, indicated and inferred resources (exclusive of proven and probable reserves), (2) proven and probable reserves and (3) saleable reserves.
The reference point for the resources is in situ or in-place material. The reference point for mineable reserves is recoverable tons after mining extraction losses. The reference point for saleable reserves is finished goods available for sale after process plant losses.

Summary of Resources for the fiscal year ended December 31, 2022(1)
	Measured Resources	Indicated Resources	Measured + Indicated Resources	Inferred Resources
Silica Sand(2)
United States
Berkeley Springs, WA	—	—	—	7,950
Columbia, SC	—	—	—	3,666
Crane, TX	—	2,246	2,246	16,396
Dubberly, LA	—	—	—	1,959
Festus, MO	—	—	—	—
Hurtsboro, AL	—	—	—	—
Jackson, TN(3)	—	—	—	—
Lamesa, TX	622	4,748	5,370	5,002
Mapleton Depot, PA	—	—	—	—
Mauricetown, NJ	—	—	—	4,000
Mill Creek, OK	—	—	—	16,361
Millen, GA(4)	—	—	—	—
Ottawa, IL	—	—	—	88
Pacific, MO	—	—	—	—
Rockwood, MI(5)	—	—	—	—
Sparta, WI	—	—	—	13,500
Total Silica Sand	622	6,994	7,616	68,922
Diatomaceous Earth(6)
United States
Clark, NV	—	—	—	1,258
Fernley, NV	—	—	—	4,727
Hazen, NV	—	—	—	—
Lovelock/Colado, NV	—	—	—	689
Sequoya, NV	—	—	—	1,978
Siskiyou, CA	—	—	—	3,656
Vale, OR	—	—	—	19,780
Total Diatomaceous Earth	—	—	—	32,088
Bentonite Clay(7)
United States
Jackson/Aberdeen, MS	—	—	—	—

Middleton, TN	—	—	—	11,806
Sanders, AZ	—	—	—	—
Total Bentonite Clay	—	—	—	11,806
Perlite(7)
United States
Blair, NE(8)	—	—	—	—
Popcorn, NV	—	—	—	—
Total Perlite	—	—	—	—
Aplite(7)
United States
Montpelier, VA	—	—	—	—
Total Aplite	—	—	—	—
(1) Item 1303(b)(ii) of Regulation S-K requires disclosure of resources to be exclusive of reserves. Unless otherwise noted, properties with no resources reported represent a 100% conversion of currently known geologic resources to mineable reserves.

(2) Silica sand resources are based on the 2022 average price of $43 per ton.
(3) Jackson, TN purchases raw sand from a third party. There are no resources on this site.
(4) Millen, GA is a silica sand processing plant that receives ore from other sites. There are no resources on this site.
(5) Rockwood, MI purchases raw sand from a third party. There are no resources on this site.
(6) Diatomaceous earth resources are based on the 2022 average price of $675 per ton.
(7) Resources are based on the 2022 average price of $286 per ton of bentonite clay, perlite and aplite.
(8) Blair, NE is a perlite processing plant. There are no resources on this site.

Summary Reserves for the fiscal year ended December 31, 2022
	Proven Reserves(1)	Probable Reserves(1)	Total Mineable Reserves(1)	Total Saleable Reserves(1)
Silica Sand(2)
United States
Berkeley Springs, WV	7,540	—	7,540	6,484
Columbia, SC	6,883	1,755	8,638	7,048
Crane, TX(3)	110,156	37,632	147,788	121,925
Dubberly, LA	3,818	—	3,818	3,207
Festus, MO	11,126	7,411	18,537	13,903
Hurtsboro, AL	493	92	585	410
Jackson, TN(4)	—	—	—	—
Lamesa, TX(5)	93,311	12,800	106,111	79,583
Mapleton Depot, PA	645	2,100	2,745	2,471
Mauricetown, NJ	10,969	—	10,969	9,324
Mill Creek, OK	13,010	—	13,010	11,839
Millen, GA(6)	—	—	—	—
Ottawa, IL(7)	89,742	1,486	91,228	78,913
Pacific, MO	9,485	7,994	17,479	14,857
Rockwood, MI(8)	7,600	—	7,600	4,940
Sparta, WI	17,510	2,740	20,250	17,479
Total Silica Sand	382,288	74,010	456,298	372,383

Diatomaceous Earth(9)
United States
Clark, NV	1,711	1,745	3,456	2,419
Fernley, NV	1,085	4,713	5,798	4,679
Hazen, NV	335	84	419	293
Lovelock/Colado, NV(10)	1,671	2,808	4,479	3,655
Sequoyah, NV	111	755	866	707
Siskiyou, CA(11)	—	—	—	—
Vale, OR	16,357	27,287	43,644	38,108
Total Diatomaceous Earth	21,270	37,392	58,662	49,861
Bentonite Clay(12)
United States
Jackson/Aberdeen, MS	—	1,063	1,063	737
Middleton, TN	2,513	12,854	15,367	6,608
Sanders, AZ	—	570	570	570
Total Bentonite Clay	2,513	14,487	17,000	7,915
Perlite(12)
United States
Blair, NE(13)	—	—	—
Popcorn, NV	4,323	1,790	6,113	5,502
Total Perlite	4,323	1,790	6,113	5,502
Aplite(12)
United States			—
Montpelier, VA	—	12,000	12,000	6,000
Total Aplite	—	12,000	12,000	6,000
(1) Ore reserves are stated as "mineable" reserves (after mining losses) and saleable reserves (after processing plant losses) as finished product available for sale to customers.
(2) Unless otherwise stated, silica sand reserves are based on the 2022 average price of $43 per ton.
(3) Crane, TX economic evaluation based on $23.92/product ton; lower than 2022 ASP of $30.78/ product ton. No price escalation used.
(4) Jackson, TN purchases raw sand from a third party. There are no reserves or tons mined on site.
(5) Lamesa, TX economic evaluation based on $23.90/product ton; lower than 2022 ASP of $31.39/product ton. No price escalation used.
(6) Millen, GA is a silica sand processing plant that receives ore from other U.S. Silica sites. There are no ore reserves or tons mined at this site.
(7) Ottawa, IL economic evaluation based on $42.37/product ton; equal to 2022 ASP. No price escalation used.
(8) Rockwood, MI purchases raw sand ore from a third party. Unmined, proven ore reserves are wholly owned.
(9) Unless otherwise stated, diatomaceous earth reserves are based on the 2022 average price of $675 per ton.
(10) Lovelock/Colado, NV economic evaluation based on $697.27/product ton; equal to 2022 ASP. No price escalation used.
(11) Siskiyou, CA is a greenfield exploration property. As such, there are no mineable reserves to report.
(12) Reserves are based on the 2022 average price of $286 per ton of bentonite clay, perlite and aplite.
(13) Blair, NE is a perlite processing plant. There are no reserves or tons mined at this site.

MATERIAL SITE DESCRIPTIONS
Crane, Texas
The Crane site is a surface proppant sand mining and processing operation located 25 miles west of the City of Odessa in Crane County, Texas. The cities of Lubbock and Dallas, Texas, are located approximately 147 miles northeast and 355 miles east, respectively, of the Crane Operation. Geographically, the Crane Operation’s processing plant is located at approximately 31° 38' 58.34" N latitude and 102° 42' 2.52" W longitude.

FIGURE AREA
TEXAS
N
WINKLER CO.
ECTOR CO.
WARD CO.
CRANE CO.
PECOS CO.
CRANE OPERATION
Odessa
Monahans
UP
302
866
20
385
18
1601
1053
1233
329
E 950,000
E 1,000,000
E 1,050,000
E 1,100,000
N 350,000
N 300,000
N 250,000
N 200,000
N 150,000
SCALE (Miles)
0 1 2 3 4 5
Legend
UP Union Pacific Railroad
20 Roads

FIGURE 1.1
GENERAL LOCATION MAP
Showing
CRANE OPERATION
Crane County, Texas

Prepared For
U. S. SILICA COMPANY

John T. Boyd Company

January 2023
Scale 1" = 5 Miles

The Crane site is comprised of approximately 3,200 acres of surface and mineral rights wholly owned by U.S. Silica. We purchased the Crane site in May 2017 from McKnight Natural Resources and Flying U Properties after completing an initial reconnaissance-level exploration drilling campaign. The purchase agreement included a royalty of $1 per ton of finished sand sold to be paid to the former owners. U.S. Silica is the first landowner to mine proppant sand at this location. Other than sparse agricultural activity and various oil and gas infrastructure, previous landowners have not developed the site.
The Crane site is supported by various utilities and transportation networks needed to allow processing and transportation of finished proppant sands. Electricity is delivered through an above-ground network that terminates at a substation at the processing facility, and from there electricity is distributed via several underground and above-ground powerlines. Initial makeup water for industrial use is obtained through a regional water gathering and transport system for mining and oil and gas operators in west Texas. Potable water is delivered via water jugs and bottles. Natural gas is supplied via several underground pipelines. Tailings from processing are disposed of in old mining pit impoundments. Transportation needs are met through a well-developed road network on both paved and graded dirt roads. No local railheads are present.
We conducted two exploration campaigns on the Crane site. The 26 drill holes completed in and around the property were utilized to define the lateral extent, thickness, particle size distribution, and mineralogy of the target sand deposit at the Crane site. The site is currently in production phase. Contractors are employed to conduct surface mining on the Crane site. The target sand deposit is excavated using conventional truck and excavator methods. The sand does not require drilling or blasting. Excavators and/or front-end loaders are used to load articulated haul trucks with disaggregated sand. The haul trucks deliver raw sand material to stockpiles located near the processing facilities.
Mined material from the stockpile arrives at the Wet Processing Plant by truck, where it is screened and washed to remove vegetation, oversize (> 40-mesh) and fine waste (<200-mesh) material. The remaining material is mixed with water to create a slurry that is passed through a series of desliming cyclones and attrition scrubbers to remove clay and undersized (very fine) particles. The deslimed material is then processed through a series of hydrosizers, hydro-cyclones, and vacuum filters to remove excess water. The remaining “work-in-progress (WIP)” material is stockpiled outside on a drain pad to further reduce moisture before it is recovered and enters the Dry Processing Plant. Within the Dry Processing Plant, the WIP sand is dried, sized and sorted. The 40/70-mesh and 100-mesh dry finished products are stored in silos prior to loading in bulk truck for shipment to customers in the Permian Basin.
The Crane, TX process facility was built in early 2018 with all new and state-of-the-art equipment. This five-year old equipment and facility infrastructure have been responsibly operated and maintained with a rigorous preventive maintenance program which keeps the plant ready to respond to customer demand. The total net book value of the Crane site's real property and fixed assets as of December 31, 2022 was $173.8 million.
Several natural and man-made features have been identified in and around the Crane site which may limit the mineable areas of the property. These features include setbacks from neighboring properties, setbacks from oil production infrastructure and setbacks from existing utility corridors. We have included suitable setbacks in our mining plans to avoid disturbing these areas.
Mining and processing activities on the Crane site are regulated by several federal and state laws. As mandated by these laws and regulations, numerous permits are required for mining, processing, and other incidental activities. All necessary permits are in place or applied for to support immediate operations.
A summary of Crane’s mineral resources and reserves as of December 31, 2022 and 2021 is shown below (in thousands of tons). For more information on our resources and reserves, please refer to Sections 11.0 and 12.0 of the Crane TRS.

Crane, TX - Summary of Resources
	December 31, 2022	December 31, 2021
Classification	Amount (1)(2)(3)	Amount (1)(2)	Amount Change 2022 vs. 2021	Percent Change 2022 vs. 2021
Measured	—	—	—	—
Indicated	2,246	—	2,246	100%
Total Measured + Indicated Resources	2,246	—	2,246	100%
Inferred	16,396	27,300	(10,904)	(40)%
(1) Item 1304(b)(2)(d)(2) of regulation S-K requires disclosure of resources to be exclusive of reserves. Unless otherwise noted, line items with no resources represent a 100% conversion of currently known geologic resources to mineable reserves.

(2) Only one commodity (silica sand) is mined, processed and sold at the Crane site. Production of silica sand is driven by market demand. Silica sand production can be modified in response to that demand. As such, the application of minimum mining thicknesses, maximum stripping ratios, or cut-off grades is not generally considered in the estimation of silica sand resources for the Crane site.

(3) Mineral resources for Crane, TX are based on ASP of $30.78/product ton.

Crane, TX - Summary of Reserves
	December 31, 2022	December 31, 2021
Classification(1)	Amount(2)(3)(4)	Amount(2)(4)	Amount Change 2022 vs. 2021	Percent Change 2022 vs. 2021
Proven Reserves
Mineable	110,156	116,408	(6,252)	(5)%
Saleable(5)	90,879	N/A(5)	N/A(5)	N/A(5)
Probable Reserves
Mineable	37,632	47,500	(9,868)	(21)%
Saleable(5)	31,046	N/A(5)	N/A(5)	N/A(5)
Total Reserves
Mineable Total	147,788	163,908	(16,120)	(10)%
Saleable Total(5)	121,925	N/A(5)	N/A(5)	N/A(5)
(1) Ore reserves are stated as "mineable" reserves (after mining losses) and saleable reserves (after processing plant losses) as finished product available for sale to customers. Crane's mine recovery rate is 95% and process recovery rate is 82.5%, resulting in an overall product yield of 78.4%.

(2) Only one commodity (silica sand) is mined, processed and sold at the Crane site. Production of silica sand is driven by market demand. Silica sand production can be modified in response to that demand. As such, the application of minimum mining thicknesses, maximum stripping ratios, or cut-off grades is not generally considered in the estimation of silica sand reserves for the Crane site.

(3) Crane, TX economic evaluation based on $23.92/product ton; lower than 2022 ASP of $30.78/product ton. No price escalation used.
(4) Based on the lateral geologic continuity of Crane's sand dune deposits, Proven ore is defined within 1/4-mile radius of a drill hole. Probable ore extends out to 1/2-mile radius from a drill hole.
(5) On December 31, 2022, we determined to report our reserve estimates as saleable reserves. We have historically reported our reserve estimates as mineable reserves. In an effort to provide investors with a meaningful comparison during this period of transition, we have provided reserve estimates of both the mineable and saleable tons for the fiscal year ended December 31, 2022. As the decision to report saleable reserves was not made until December 31, 2022, saleable tons are not reported for the fiscal year ended December 31, 2021.

The decrease in resources from 2021 to 2022 is primarily attributable to (1) geologic block model changes and (2) changes to the life of mine plan. The decrease in reserves from 2021 to 2022 is primarily attributable to (1) depletion due to mining of approximately 3,886,000 mineable tons, and (2) revisions to mine plans resulting in a downward adjustment of approximately 12,234,000 mineable tons.
Key assumptions and parameters relating to the mineral reserves at the Crane site are discussed in Sections 11.0 and 12.0, respectively, of the Crane TRS. Only material that can be economically, safely, and legally extracted is contained in these ore reserve estimates. Other key assumptions include the lateral geologic continuity of the mineable dune sand ore strata, ore block model construction criteria, mine design elements (stable pit slope geometries, mining bench height, pit floor limitations, pit dewatering, etc.), and setbacks (from property boundaries, power, natural gas, and water utility lines, oil well infrastructure and ore quality).
Lamesa, Texas
The Lamesa site is a surface proppant sand mining and processing operation located 11 miles northwest of the town of Lamesa in Dawson County, Texas. The cities of Dallas and Lubbock, Texas are located approximately 312 miles east and 56 miles northeast, respectively, of the Lamesa Operation. Geographically, the Lamesa site's processing plant is located at approximately 32° 48' 22.522" N latitude and 102° 7' 33.823" W longitude.

TERRY CO.
FIGURE AREA
TEXAS
137
Welch
83
829
N
Pumpkin Center
9
JTB
1064
137
11
CEDAR LAKE
LAMESA OPERATION
829
DAWSON CO.
GAINES CO.
Lamesa
180
349
SCALE (Miles)
0 1 2 3
Legend
83 Roads

FIGURE 1.1

GENERAL LOCATION MAP

Showing

LAMESA OPERATION

Dawson County, Texas

Prepared For

U. S. SILICA COMPANY

JTB John T. Boyd Company	February 2023 Scale 1" = 3 Miles

The Lamesa site comprises approximately 3,523 acres of surface and minerals rights fully owned by U.S. Silica. We are the first owner to explore for and mine proppant sand from the property. In developing the Lamesa Operation, we have completed three separate geologic exploration campaigns.
The site is accessible by private, state and county roads. The Lamesa site is connected to the local electrical and natural gas distribution systems. Lamesa has four on-site water wells and contracts in place with third parties which cover the life of the mine and provide for adequate access to processing water. The site has offices holding administrative, engineering, and operations staff. Additionally, there are several buildings that house the plant maintenance and support facilities.
Contractors are employed to conduct surface mining on the central and western portions of the Lamesa property. The unconsolidated dune sands sit at the surface, making it very amenable to open pit, mechanized mining methods utilizing heavy mobile mining equipment. At the mine, the unconsolidated sand is extracted directly from the open pit wall / mining face by front-end loader or by excavator and loaded into 40-ton or 60-ton articulated haul trucks. A fleet of haul trucks then delivers the mined sand ore to the processing plant.
At the processing plant, raw sand is sent through a static grizzly deck and vibratory dry scalping screen to remove any coarse debris. The sand and other material that passes the dry scalping screen is conveyed to the wet processing plant, where it is washed, creating a sand slurry. The underflow sand slurry then passes through a series of de-sliming cyclones and attrition scrubber cells that remove any free interstitial clays and grain-coating clays. The de-slimed sand slurry is then de-watered by another series of cyclones and de-water screens as it is conveyed to the drain pad stockpile. Once on the drain pad, gravity helps to naturally drain. This damp sand is then conveyed into one of the dry processing plant’s three rotary dryers. Within the dry processing plant, the sand is dried, sized and sorted. The 40/70-mesh and 100-mesh dry finished products are stored in silos prior to loading into bulk trucks for shipment to customers in the Permian Basin.
We are the first landowner to mine silica at the Lamesa site. Since purchasing the Lamesa property in 2017, we have invested funds to increase the efficiency and expand the capacity of the Lamesa site. All buildings were constructed in 2018. We contract for the loading and hauling portion of the operations at Lamesa. No U.S. Silica equipment is currently dedicated to the mine operations. Similarly, we primarily use leased mobile equipment in the processing plant. We believe that the Lamesa site and its operating equipment are maintained in good working condition. The total net book value of the Lamesa site's real property and fixed assets as of December 31, 2022 was $141.8 million.
Several natural and man-made features have been identified in and around the Lamesa site which may limit the mineable areas of the property. These features include setbacks from neighboring properties, setbacks from oil production infrastructure and setbacks from existing utility corridors. We have included suitable setbacks in our mining plans to avoid disturbing these areas.
Mining and processing activities on the Lamesa site are regulated by several federal and state laws. The Lamesa site is primarily environmentally regulated by the Texas Commission on Environmental Quality (the "TCEQ"). However, the State of Texas does not require a mining permit to extract material. The Lamesa site has secured and is operating in compliance with all required licenses, registrations, and permits.
A summary of Lamesa's mineral resources and reserves as of December 31, 2022 and 2021 is shown below (in thousands of tons). For more information on our resources and reserves, please refer to Sections 11.0 and 12.0 of the Lamesa TRS.

Lamesa, TX - Summary of Resources
	December 31, 2022	December 31, 2021
Classification	Amount (1)(2)(3)	Amount (1)(2)	Amount Change 2022 vs. 2021	Percent Change 2022 vs. 2021
Measured	622	—	622	100%
Indicated	4,748	—	4,748	100%
Total Measured + Indicated Resources	5,370	—	5,370	100%
Inferred	5,002	—	5,002	100%
(1) Item 1304(b)(2)(d)(2) of regulation S-K requires disclosure of resources to be exclusive of reserves. Unless otherwise noted, line items with no resources represent a 100% conversion of currently known geologic resources to mineable reserves.

(2) Only one commodity (proppant sand) is mined, processed and sold at the Lamesa site. Production of proppant sand is driven by market demand and can be modified in response to that demand. As such, the application of minimum thicknesses, maximum stripping ratios, or cut-off grades is not generally considered in the estimation of silica sand resources for the Lamesa site.

(3) Mineral resources for Lamesa, TX are based on ASP of $31.39/ product ton.

Lamesa, TX - Summary of Reserves
	December 31, 2022	December 31, 2021
Classification(1)	Amount(2)(3)(4)	Amount(2)(4)	Amount Change 2022 vs. 2021	Percent Change 2022 vs. 2021
Proven Reserves
Mineable	93,311	85,678	7,633	9%
Saleable(5)	69,983	N/A(5)	N/A(5)	N/A(5)
Probable Reserves
Mineable	12,800	6,800	6,000	88%
Saleable(5)	9,600	N/A(5)	N/A(5)	N/A(5)
Total Reserves
Mineable Total	106,111	92,478	13,633	15%
Saleable Total(5)	79,583	N/A(5)	N/A(5)	N/A(5)
(1) Ore reserves are stated as "mineable" reserves (after mining losses) and saleable reserves (after processing plant losses) as finished product available for sale to customers. Lamesa's mine recovery rate is 95% and process recovery rate is 75%, resulting in an overall product yield of 71.3%

(2) Only one commodity (proppant sand) is mined, processed and sold at the Lamesa site. Production of proppant sand is driven by market demand and can be modified in response to that demand. As such, the application of minimum thicknesses, maximum stripping ratios, or cut-off grades is not generally considered in the estimation of silica sand reserves for the Lamesa site.

(3) Lamesa, TX economic evaluation based on $23.90/ product ton; lower than 2022 ASP of $31.39/product ton. No price escalation used.
(4) Based on the lateral geologic continuity of Lamesa's sand dune deposits, Proven Ore is defined within 1/4-mile radius of a drill hole. Probable ore extends out to 1/2-mile radius from a drill hole. No P+P ore is considered outside the "dune line" where dunes are absent.

(5) On December 31, 2022, we determined to report our reserve estimates as saleable reserves. We have historically reported our reserve estimates as mineable reserves. In an effort to provide investors with a meaningful comparison during this period of transition, we have provided reserve estimates of both the mineable and saleable tons for the fiscal year ended December 31, 2022. As the decision to report saleable reserves was not made until December 31, 2022, saleable tons are not reported for the fiscal year ended December 31, 2021.

The increase in resources from 2021 to 2022 is primarily attributable to (1) geologic block model changes and (2) changes to the life of mine plan. The increase in reserves from 2021 to 2022 is attributed to (1) depletion due to mining of approximately 5,871,000 mineable tons, and (2) revisions to mine plans resulting in increases of approximately 19,428,000 mineable tons.

Key assumptions and parameters relating to the mineral reserves at the Lamesa site are discussed in Sections 11.0 and 12.0, respectively, of the Lamesa TRS. Only material that can be economically, safely, and legally extracted is contained in these ore reserve estimates. Other key assumptions include the lateral geologic continuity of the mineable dune sand ore strata; ore block model construction criteria; mine design elements (stable pit slope geometries, mining bench height, pit floor limitations, pit dewatering, etc.); and setbacks (from property boundaries, power, natural gas, and water utility lines, oil well infrastructure; and ore quality).
Ottawa, Illinois
U.S. Silica’s Ottawa Operation is a surface silica sand mining and processing operation located immediately west of the City of Ottawa in LaSalle County, Illinois. The cities of Chicago and Peoria, Illinois, are located approximately 95 miles east-northeast and 75 miles southwest, respectively, of the Ottawa Operation. Geographically, the Ottawa Operation’s processing plant is located at approximately 41° 20' 45.19" N latitude and 88° 52' 33.11" W longitude.

BNSF (UP)
Earlville
Mendota
LA SALLE CO.
PUTNAM CO.
N
IR
IAIS
BNSF
PECUMSAUGAN CK
ILLINOIS RIVER
LITTLE VERMILION RIVER
Ottawa
La Salle
Utica
Peru
Oglesby
Ottawa Operation
251
39
34
52
178
23
71
80
6
ILLINOIS
FIGURE AREA
RAILROAD INDEX
Abbreviation Name
BNSF BNSF Railway Company
IAIS Iowa Interstate RR System
IR Illinois Railway, LLC
UP Union Pacific Railroad
SCALE (Miles)
0 1 2 3 4
Legend
Major Railroads
Major Roads
Major Waterways

FIGURE 1.1

GENERAL LOCATION MAP

Showing

OTTAWA OPERATION

LaSalle County, Illinois

Prepared For

U. S. SILICA COMPANY

John T. Boyd Company

February 2023

Scale 1" = 4 Miles

The Ottawa site includes approximately 2,072 acres of surface and mineral rights that we own outright. The North Ottawa site and former mine site covers 857 acres, the South Ottawa mine includes 1,215 acres. The St. Peter Sandstone has been extensively explored and mined on the Ottawa Operation. The North Ottawa site was mined out by 2010, and exploration on the South Ottawa site began in the year 2000. U.S. Silica provided data for 225 drill holes, wells, field measurements, and test holes in and around the South Ottawa site. These data were utilized to define the lateral extent, thickness, particle size distribution, and mineralogy of the remaining St. Peter Sandstone reserves at the Ottawa Operation.
The site is accessible by city, county and state roads as well as by two railroads. Our Ottawa site has an extensive rail-car loading, storage, and handling facility. Additionally, we have access to a privately-owned barge terminal that leases property from us. The Ottawa site is connected to the local electrical and natural gas distribution systems. Potable water is provided to the plant location by the City of Ottawa's public water system. Additionally, we have a private well at the mine site. The site has offices holding administrative, engineering, and operations staff. In addition, there are several buildings that house the processing facilities plant maintenance and support facilities.
We acquired the Ottawa site in 1987 by merger with the Ottawa Silica Company, which historically used the property to produce whole grain and ground silica for customers in industrial and specialty products end markets. Since acquiring the facility, we renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including washing, hydraulic sizing, grinding, screening and blending. These production techniques allow the Ottawa site to meet a wide variety of focused specifications on product composition from customers. As such, the Ottawa site services multiple end markets, such as glass, building products, foundry, fillers and extenders, chemicals and oil and gas proppants. In November 2009, we expanded the silica sand capacity by 500,000 tons. During the fourth quarter of 2011, we completed a follow-on expansion project that added an additional 900,000 tons of silica sand capacity. None of Ottawa's mining equipment is more than 15 years old. We believe that the Ottawa facility and its operating equipment are maintained in good working condition. The total net book value of the Ottawa facility's real property and fixed assets as of December 31, 2022 was $73.3 million.
Current mining at the Ottawa Operation takes place on the South Ottawa pit, where the St. Peter Sandstone is excavated using conventional surface mining methods. The first step in the mining process is the removal of the alluvial cover material, or “overburden,” from the sandstone layer. This is completed by a third-party contractor who uses a tracked excavator and articulated haul trucks. Next, blast holes are drilled into the sandstone and charged with a blasting agent. A front-end loader loads the sand into articulated haul trucks that carry the sand to a stockpile located on the pit floor. A bulldozer pushes sand from the stockpile to a high-pressure water cannon, or “monitor,” that uses recycled water from the plant. The water stream breaks up larger chunks of sand and creates a sand-water slurry that flows to a pump. The pump transfers the slurry to the processing plant.
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
Several natural and man-made features have been identified in and around the Ottawa site which may limit the mineable areas of the property. These features include setbacks from neighboring properties, right of ways, marshes, brooks, wetlands and archaeologically significant sites.
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

A summary of Ottawa's mineral resources and reserves as of December 31, 2022 and 2021 is shown below (in thousands of tons). For more information on our resources and reserves, please refer to Sections 11.0 and 12.0 of the Ottawa TRS.

Ottawa, IL - Summary of Resources
	December 31, 2022	December 31, 2021
Classification	Amount (1)(2)(3)	Amount (1)(2)	Amount Change 2022 vs. 2021	Percent Change 2022 vs. 2021
Measured	—	—	—	—%
Indicated	—	—	—	—%
Total Measured + Indicated Resources	—	—	—	—%
Inferred	88	—	88	100%
(1) Item 1304(b)(2)(d)(2) of regulation S-K requires disclosure of resources to be exclusive of reserves. Unless otherwise noted, line items with no resources represent a 100% conversion of currently known geologic resources to mineable reserves.

(2) Only one commodity (silica sand) is mined, processed and sold at the Ottawa site. Production of silica sand is driven by market demand. Silica sand production can be modified in response to that demand. As such, the application of minimum mining thicknesses, maximum stripping ratios, or cut-off grades is not generally considered in the estimation of silica sand resources for the Ottawa site.

(3) Mineral resources for Ottawa, IL are based on ASP of $42.37/product ton.

Ottawa, IL - Summary of Mineral Reserves
	December 31, 2022	December 31, 2021
Classification(1)	Amount(2)(3)(4)	Amount(2)(4)	Amount Change 2022 vs. 2021	Percent Change 2022 vs. 2021
Proven Reserves
Mineable	89,742	66,927	22,815	34%
Saleable(5)	77,627	N/A(5)	N/A(5)	N/A(5)
Probable Reserves
Mineable	1,486	33,002	(31,516)	(95)%
Saleable(5)	1,286	N/A(5)	N/A(5)	N/A(5)
Total Reserves
Mineable Total	91,228	99,929	(8,701)	(9)%
Saleable Total	78,913	N/A(5)	N/A(5)	N/A(5)
(1) Ore reserves are stated as "mineable" reserves (after mining losses) and saleable reserves (after processing plant losses) as finished product available for sale to customers. Ottawa's mine recovery rate is 95% and process recovery rate is 86.5%, resulting in an overall product yield of 82.2%.

(2) Only one commodity (silica sand) is mined, processed and sold at the Ottawa site. Production of silica sand is driven by market demand. Silica sand production can be modified in response to that demand. As such, the application of minimum mining thicknesses, maximum stripping ratios, or cut-off grades is not generally considered in the estimation of silica sand reserves for the Ottawa site.

(3) Ottawa, IL economic evaluation based on $42.37/product ton; equal to 2022 ASP. No price esclation used.
(4) The St. Peter Sandstone occurs as a massive, thick sandstone stratum that is well defined geologically and well understood from historical mining. As such, "reasonable" drill hole spacing in conjunction with mine exposures are used to define Proven Ore. Probable Ore has a more widely spaced drill pattern in the same geologically continuous strata but absent of any mine development exposure.

(5) On December 31, 2022, we determined to report our reserve estimates as saleable reserves. We have historically reported our reserve estimates as mineable reserves. In an effort to provide investors with a meaningful comparison during this period of transition, we have provided reserve estimates of both the mineable and saleable tons for the fiscal year ended December 31, 2022. As the decision to report saleable reserves was not made until December 31, 2022, saleable tons are not reported for the fiscal year ended December 31, 2021.

The increase in resources from 2021 to 2022 is primarily attributable to (1) geologic block model changes and (2) changes to the life of mine plan. The decrease in reserves from 2021 to 2022 is attributed to (1) depletion due to mining of approximately 3,230,000 mineable tons, and (2) revisions to mine plans resulting in deductions of approximately 5,470,000 mineable tons.
Key assumptions and parameters relating to the mineral reserves at the Ottawa site are discussed in Sections 11.0 and 12.0, respectively, of the Ottawa TRS. Only material that can be economically, safely, and legally extracted is contained in these ore reserve estimates. Other key assumptions include the lateral geologic continuity of the ubiquitous St. Peter Sandstone ore strata; ore block model construction criteria; mine design elements (stable pit slope geometries, mining bench height, ground control, pit dewatering, etc.); setbacks (from property boundaries, power, natural gas, and other utility lines); and ore quality).
Lovelock, Nevada - Colado Mine
Located in Pershing County, Nevada, U.S. Silica’s Colado site comprises a surface DE mining operation (the “Colado Mine”) and a DE processing plant (the “Lovelock Processing Plant”) and is approximately 80 miles northeast of the City of Reno. The Lovelock Processing Plant is located seven miles northeast of the City of Lovelock and the Colado Mine is located approximately 19 miles northwest of the plant. Geographically, the southeastern-most access to the Colado Mine is located at approximately 40° 16' 29.66" N latitude and 118° 43' 41.51" W longitude. The Lovelock Processing Plant is located at approximately 40° 14' 45.51" N latitude and 118° 23' 25.35" W longitude.

Figure Area
NEVADA
Colado Mine
Colado Processing Plant
Colado
399
Lovelock
80
N
UNION PACIFIC RR
PERSHING COUNTY
CHURCHILL COUNTY
SCALE (Miles)
0 1 2 3 4
Legend
UP Union Pacific Railroad
399 Roads

FIGURE 1.1

GENERAL LOCATION MAP

Showing

COLADO OPERATIONS

Pershing County, Nevada

Prepared For

U. S. SILICA COMPANY

John T. Boyd Company

February 2023

Scale 1" = 3.5 Miles

We hold surface and/or mineral rights to approximately 9,526 acres across the two sites that comprise the Colado Operation. The Colado Mine property comprises approximately 8,993 acres of private and federal lands leased from the Franco-Nevada U.S. Corporation (Franco-Nevada) and the U.S. Department of the Interior’s Bureau of Land Management (BLM), respectively. The Lovelock Processing Plant property encompasses approximately 493 acres owned in fee by U.S. Silica and 40 acres leased from the BLM.
The land lease with Franco-Nevada is for 3,842 acres of surface and mineral control at the Colado Mine and is renewed annually. The BLM leases provide U.S. Silica with surface control on federal lands at both the Colado Mine and Lovelock Processing Plant properties. Mineral rights on the BLM-administered lands at the Colado Mine are provided to U.S. Silica by way of 148 active mining claims, of which 132 are active placer claims. Mineral claims are renewed on an annual basis. The Franco-Nevada U.S. Corporation leases are based on a royalty-type structure that considers the tons of product sold during the lease period and how material used for the product tons sold was mined from each lease area. The leases also include a minimum annual amount to ensure a minimum annual payment to the landowners. The royalty unit values are adjusted based on the Consumer Price Index, a statistical index that is calculated and published annually by the U.S. Bureau of Labor Statistics. As for the federal land lease, the Bureau of Land Management publishes a mining claim fees schedule on an annual basis.
The Colado site is remote with few improved roads and installed mine-related infrastructure. The site is accessible by private and state roads. Energy is provided primarily by diesel powered equipment. Water requirements are primarily for dust suppression which is supplied by a municipal water source that is trucked by tanker to the Colado mine. The only onsite buildings are a maintenance shelter used to service the mine equipment and a small portable office. The existing infrastructure is adequate for current production levels and for the ramp-up of operations to full capacity.
The Colado site was initially commissioned in 1959. We acquired the Colado site in connection with the completion of the acquisition of EPM in May 2018. Significant exploration had been undertaken by EPM (and affiliates) prior to our acquisition of the property in 2018. Throughout various exploration campaigns, the subject DE deposits have been identified and delineated through geologic mapping, outcrop sampling, trenching, geophysical surveys, and extensive exploration drilling. Despite Colado's long history, none of the site's mining equipment is more than 50 years old. We believe that the Colado site’s facility and its operating equipment are maintained in good working condition. The total net book value of Colado's real property and fixed assets as of December 31, 2022 was $25.1 million. The total net book value for the mine excludes the reserves because during purchase accounting we did not allocate the reserves by mine and they are included at the corporate level.
The DE mining horizons at the Colado Mine are relatively shallow, quite thick, and are moderately dipping. These characteristics favor conventional surface mining techniques. The Colado site is currently in the production phase. Mining occurs on benches, in a stair-like fashion, to remove the overburden waste material and expose the DE beds. The Colado Mine maintains a stockpile of approximately 600,000 cubic yards at the mine site to meet the demands of the processing plant. The raw ore is delivered by truck to the Lovelock Processing Plant.
At the plant, ore is fed into a crusher, where the ore is appropriately sized. The ore is fed into feed silos and then introduced into a flash dryer. There the ore is heated and pneumatically transferred through the wet end of the process. Grit or heavy particles are classified and separated from the process as waste (about 10% of material), while all other material continues through the process. The classified ore is fed to a variable-speed natural gas rotary kiln, where it is processed up to temperatures of 2,000 degrees Fahrenheit. Depending on the final product to be made, soda ash can be added to the kiln, in a process called flux-calcining. The final product from the kiln is then fed to a series of classifiers to further sort the product into different size ranges. Material that is oversized is fed to a hammer mill to be ground, and then to be re-processed; material that is undersized is sent to the fine filler circuit, and everything else is sent to corresponding bins for the last step, packaging and shipping.
No significant encumbrances exist at the mine site. State and federal permits are required to mine the DE and operate the processing plant. Surface disturbance is permitted as needed in accordance with state regulations. Major modifications to the permit are made as needed. We submitted a major modification application during 2021 to address unpermitted disturbance, reclamation of erosion areas, and proposed expansions for continued DE mining operations. We expect final approval of this application during 2023, however, its pending status does not negatively impact current mine operations.

A summary of Colado's DE mineral resources and reserves as of December 31, 2022 and 2021 is shown below (in thousands of tons). For more information on our resources and reserves, please refer to Sections 11.0 and 12.0 of the Colado TRS.

Lovelock/Colado, NV - Summary of Resources
	December 31, 2022	December 31, 2021
Classification	Amount (1)(2)(3)	Amount (1)(2)	Amount Change 2022 vs. 2021	Percent Change 2022 vs. 2021
Measured	—	—	—	—%
Indicated	—	—	—	—%
Total Measured + Indicated Resources	—	—	—	—%
Inferred	689	—	689	100%
(1) Item 1304(b)(2)(d)(2) of regulation S-K requires disclosure of resources to be exclusive of reserves. Unless otherwise noted, line items with no resources represent a 100% conversion of currently known geologic resources to mineable reserves.

(2) Only one commodity (DE) is mined, processed and sold. The end use can result in multpile products based on customer need. Because targeted blending can be used to meet finished product specification, application of cut-off grades is not generally considered in the estimation of DE resources for the Colado site.

(3) Mineral resources for Lovelock/Colado, NV are based on ASP of $697.27/product ton.

Lovelock, NV - Summary of Mineral Reserves
	December 31, 2022	December 31, 2021
Classification(1)	Amount(2)(3)(4)	Amount(2)(4)	Amount Change 2022 vs. 2021	Percent Change 2022 vs. 2021
Proven Reserves
Mineable	1,671	1,100	571	52%
Saleable(5)	1,364	N/A(5)	N/A(5)	N/A(5)
Probable Reserves
Mineable	2,808	3,361	(553)	(16)%
Saleable(5)	2,291	N/A(5)	N/A(5)	N/A(5)
Total Reserves
Mineable	4,479	4,461	18	—%
Saleable(5)	3,655	N/A(5)	N/A(5)	N/A(5)
(1) Ore reserves are stated as "mineable" reserves (after mining losses) and saleable reserves (after processing plant losses) as finished product available for sale to customers. Lovelock/Colado's mine recovery rate is 76.4% and process recovery rate is 81.6%, resulting in an overall site recovery of 62.3%.

(2) Only one commodity DE is mined, processed and sold at the Lovelock/Colado site. The end use can result in multiple products based on customer need. Because targeted blending can be used to meet finished product specification, application of cut-off grades is not generally considered in the estimation of DE reserves for the Lovelock/Colado site.

(3) Lovelock/Colado, NV economic evaluation based on $697.27/product ton; equal to 2022 ASP. No price escalation used.
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
(5) On December 31, 2022, we determined to report our reserve estimates as saleable reserves. We have historically reported our reserve estimates as mineable reserves. In an effort to provide investors with a meaningful comparison during this period of transition, we have provided reserve estimates of both the mineable and saleable tons for the fiscal year ended December 31, 2022. As the decision to report saleable reserves was not made until December 31, 2022, saleable tons are not reported for the fiscal year ended December 31, 2021.
The increase in resources from 2021 to 2022 is primarily attributable to (1) geologic block model changes and (2) changes to the life of mine plan. The increase in reserves from 2021 to 2022 is primarily attributable to (1) depletion due to mining of approximately 175,000 mineable tons and (2) revisions to mine plans resulting in net increases of approximately 193,000 mineable tons.
Key assumptions and parameters relating to the mineral reserves at Colado are discussed in Sections 11.0 and 12.0, respectively, of the Colado TRS. Among them are assumptions with respect to geologic continuity of the ore; specific chemical and physical characteristics of the DE deposits; mine design criteria defining safe, efficient and "mineable" geometries (stable pit designs, mining bench height, ground control, economic overburden stripping ratios, haul road design, pit floor design, waste mining and backfill requirements; and ore stockpile management).
Internal Controls Disclosure
The modeling and analysis of our reserves has been developed by our personnel, reviewed by several levels of internal management and, in the case of the four material properties, audited by JT Boyd. This section summarizes the internal control considerations for our development of estimations, including assumptions, used in resource and reserve analysis and modeling.
When determining resources and reserves, as well as the differences between resources and reserves, management developed specific criteria, each of which must be met to qualify as a resource or reserve, respectively. These criteria, such as demonstration of economic viability, repeatable geologic continuity, and meeting generally accepted quality specifications, are specific and attainable, as applicable. Calculations using site specific criteria for the four material properties were reviewed by JT Boyd. JT Boyd was provided with our exploration data, geologic models, and volumetric estimates and took a three-step approach to validate our resource and reserve estimates at the four material properties: (1) verified the accuracy of geologic model inputs by comparison with drilling logs and laboratory reports, (2) compared the geologic model with compiled drilling data and (3) prepared a stratigraphic grid model of the geologic unit and independently estimated pit shell volumes. All calculations were conducted independently by JT Boyd, then compared to our internal estimates and found to be within acceptable variance. A detailed description of the methodology used to calculate mineral reserves for the four material properties is provided in the TRSs filed as exhibits to this Annual Report.
For all properties, geographical modeling and mine planning efforts serve as a base assumption for resource and reserve estimates at each location. These outputs have been prepared by both our personnel and third-party consultants, and the methodology is compared to industry best practices. Mine planning decisions, such as mining bench height, execution of mining processes and ground control, are determined and agreed upon by our management. Management adjusts forward-looking models by reference to historic mining results, including reviewing performance versus predicted levels of production from the mineral deposit, and if necessary, re-evaluating mining methodologies if production outcomes were not realized as predicted. Ongoing mining and investigation of the mineral deposit, coupled with product quality validation pursuant to industry best practices and customer expectations, provides further empirical evidence as to the homogeneity, continuity and characteristics of the mineral resource. Ongoing quality validation of production also provides a means to monitor for any potential changes in ore-body quality.

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
    As a result of the above developments, the filing rate of new claims against us over the past few years has decreased to below pre-2001 levels, and we were named as a defendant in zero, two, and one new silicosis cases filed in 2022, 2021 and 2020, respectively. As of December 31, 2022, there were 42 active silica-related product liability claims pending in which U.S. Silica is a defendant. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for our predecessors that cover certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to certain insurance). As a result of a settlement with a former owner and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf.
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
Holders of Record
On February 17, 2023, there were 76,120,988 shares of our common stock outstanding, which were held by approximately 23 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of beneficial owners, we are unable to estimate the total number of stockholders represented by these record holders. For additional information related to ownership of our stock by certain beneficial owners and management, refer to Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Annual Report on Form 10-K.
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
The following table presents the total number of shares of our common stock that we purchased during the fourth quarter of 2022, the average price paid per share, the number of shares that we repurchased as part of our share repurchase program, and the approximate dollar value of shares that still could have been repurchased at the end of the applicable fiscal period pursuant to our share repurchase program:

Period	Total Number of Shares Withheld or Forfeited (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2022 - October 31, 2022	31,321	$12.15	—	$126,540,060
November 1, 2022 - November 30, 2022	7,869	$13.77	—	$126,540,060
December 1, 2022 - December 31, 2022	4,130	$12.18	—	$126,540,060
Total	43,320	$12.45	—

(1)
In May 2018, our Board of Directors authorized and announced the repurchase of up to $200 million of our common stock from time to time on the open market or in privately negotiated transactions. Stock repurchases, if any, will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. As of December 31, 2022, we have repurchased a total of 5,036,139 shares of our common stock at an average price of $14.59.

(2)
Represents shares withheld by U.S. Silica to pay taxes due upon the vesting of employee restricted stock and restricted stock units for the months ended October 31, November 30 and December 31, 2022, respectively.

    We did not repurchase any shares of common stock under our share repurchase program during the three months ended December 31, 2022.

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
The graph below compares the cumulative total shareholder return on our common stock to the cumulative total return on the Russell 3000 index and the Standard and Poor’s SmallCap 600 Energy Sector index, in each case assuming $100 was invested on December 31, 2017 and the reinvestment of all dividends. We elected to include the Standard and Poor’s SmallCap 600 Energy Sector index because a number of companies in this index are included in the custom peer group used to determine relative total shareholder return performance share units that we have granted to employees.

Unregistered Sales of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA
[Reserved]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of our financial condition and results of operations should be read together with the description of the business appearing in Item 1. Business and the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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
    During our 123-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 600 diversified product types to customers across our end markets. As of December 31, 2022, we had 27 operating mines and processing facilities and two additional exploration stage properties across the United States. We control 468 million tons of reserves of commercial silica, which can be processed to make 182 million tons of finished products that meet API frac sand specifications, and 82 million tons of reserves of diatomaceous earth, perlite, and clays.
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
Recent Trends and Outlook
Oil and gas proppants end market trends
Our operations in our Oil & Gas Proppants segment are materially dependent on the levels of activity in natural gas and oil exploration, development and production, which are affected by trends in natural gas and oil prices. In recent years, natural gas and oil prices and, therefore, the level of exploration, development, and production activity, have experienced significant volatility.
During 2020, the COVID-19 pandemic and related economic repercussions, coupled with an inadequate supply response and exacerbated by the lack of global storage capacity, resulted in a precipitous decline in crude oil prices. Demand for our proppant and logistics services declined as our customers reduced their capital spending budgets and drilling and completion operations in response to lower oil prices. Crude oil prices began to rebound from 2020 levels, with the West Texas Intermediate price of crude oil increasing 55% during 2021 and 7% during 2022. This resulted in strong well completion activity and improved pricing for our Oil & Gas Proppants segment. Strong customer demand and favorable pricing in this segment continued throughout 2022, offset in part by higher transportation and other costs.

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
During the three months ended December 31, 2022, frac sand demand, average selling price and tons sold increased compared to the three months ended September 30, 2022, as summarized below. Sales increased by 10% or $23.2 million in our Oil & Gas Proppants segment during the three months ended September 30, 2022 compared to the three months ended June 30, 2022 and increased by 39% or $68.0 million during the three months ended June 30, 2022 compared to the three months ended March 31, 2022. This was primarily due to higher energy prices and a rebound in overall well completion activity.

Amounts in thousands, except per ton data	Three Months Ended				Percentage Change for the Three Months Ended
Oil & Gas Proppants	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2022 vs. September 30, 2022	September 30, 2022 vs. June 30, 2022	June 30, 2022 vs. March 31, 2022
Sales	$273,717	$267,461	$244,246	$176,244	2%	10%	39%
Tons Sold	3,568	3,498	3,528	3,060	2%	(1)%	15%
Average Selling Price per Ton	$76.71	$76.46	$69.23	$57.60	—%	10%	20%

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
The COVID-19 pandemic caused severe economic, market and other disruptions worldwide, which began to affect our Industrial & Specialty Products segment in the second quarter of 2020. Even as the COVID-19 pandemic has subsided, we may continue to experience adverse impacts in this segment as a result of any long-term impacts resulting from the pandemic in the relevant markets.
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
For additional information about our key business strategies, see the discussion under “Our Business Strategy and Strengths” in Item 1. Business of this Annual Report on Form 10-K.
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
    Our ten largest customers accounted for approximately 40%, 40% and 34% of total sales during the years ended December 31, 2022, 2021 and 2020, respectively. No single customer accounted for more than 10% of our total sales during the years ended December 31, 2022, 2021 and 2020. At December 31, 2022 and 2021, none of our customers' accounts receivable represented 10% or more of our total trade accounts receivable.
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
    As of December 31, 2022, we had 12 minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2023 and 2034. As of December 31, 2021, we had eight minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2022 and 2034. Collectively, sales to customers with minimum purchase supply agreements accounted for 52% and 38% of Oil & Gas Proppants segment sales during the years ended December 31, 2022 and 2021, respectively.
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
    The following table sets forth a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA.

(amounts in thousands)	Year ended December 31,
	2022	2021	2020
Net income (loss) attributable to U.S. Silica Holdings, Inc.	$78,176	$(33,761)	$(114,094)
Total interest expense, net of interest income	75,437	69,173	79,148
Provision for taxes	26,159	(2,755)	(60,025)
Total depreciation, depletion and amortization expenses	140,166	161,131	155,568
EBITDA	319,938	193,788	60,597
Non-cash incentive compensation (1)	19,653	19,692	15,827
Post-employment expenses (excluding service costs) (2)	(2,654)	(1,920)	1,729
Merger and acquisition related expenses (3)	6,984	2,961	1,423
Plant capacity expansion expenses (4)	213	928	6,149
Contract termination expenses (5)	6,500	—	—
Goodwill and other asset impairments (6)	—	202	110,688
Business optimization projects (7)	1,209	105	67
Facility closure costs (8)	1,503	1,347	7,093
Gain on valuation change of royalty note payable (9)	—	—	(8,263)
Other adjustments allowable under the Credit Agreement (10)	212	6,372	8,612
Adjusted EBITDA	$353,558	$223,475	$203,922

(1)	Reflects equity-based, non-cash compensation expense.
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

(6)
See Note X - Impairments to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information. While these expenses are not operational in nature and are not expected to continue for any singular event on an ongoing basis, similar types of expenses have occurred in prior periods and may recur in the future.

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

(10)	Reflects miscellaneous adjustments permitted under the Credit Agreement such as recruiting fees and relocation costs. The year ended December 31, 2022 also included costs related to weather events and supplier and logistical issues of $1.1 million, severance restructuring costs of $1.8 million, an adjustment to non-controlling interest of $0.6 million, partially offset by net proceeds of the sale of assets of $1.7 million and $2.9 million related to the gain on extinguishment of debt. The year ended December 31, 2021 also included $3.4 million of transload shortfall and exit fees, $2.1 million related to expenses incurred with severe winter storms during the first quarter, $0.7 million of costs related to a power interruption at a plant location, partially offset by $0.1 million for a measurement period adjustment related to the Arrows Up bargain purchase. The year ended December 31, 2020 also included $1.6 million in transload shortfalls and exit fees, $4.6 million in inventory adjustments, $6.0 million in severance costs, and $11.8 million in legal expense due to the unsuccessful defense of a small number of our patents, offset by $15.2 million related to the gain attributable to the bargain purchase of Arrows Up.

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
    As of December 31, 2022, we are in compliance with all covenants under our Credit Facility, and our Revolver usage was zero (other than certain undrawn letters of credit). Since the Revolver usage did not exceed 30% of the Revolver commitment, the consolidated leverage ratio covenant did not apply. Based on our consolidated leverage ratio of 2.99:1.00 as of December 31, 2022, we have access to the full availability of the Revolver. If our consolidated leverage ratio exceeds 3.75:1.00, we may draw up to $30.0 million without the consent of our lenders. The calculation of the consolidated leverage ratio incorporates the Adjusted EBITDA-trailing twelve months as follows:

(All amounts in thousands)	December 31, 2022

Total debt	$1,053,733
Finance leases	3,260
Total consolidated debt	$1,056,993

Adjusted EBITDA-trailing twelve months	$353,558
Pro forma Adjusted EBITDA including impact of acquisitions (1)	—
Other adjustments for covenant calculation (2)	253
Total Adjusted EBITDA-trailing twelve months for covenant calculation	$353,811

Consolidated leverage ratio(3)	2.99

(1)	Covenant calculation allows for the Adjusted EBITDA-trailing twelve months to include the impact of acquisitions on a pro forma basis.
(2)	Covenant calculation excludes activity at legal entities above the operating company, which is mainly interest income offset by public company operating expenses.
(3)	Calculated by dividing Total consolidated debt by Total Adjusted EBITDA-trailing twelve months for covenant calculation.

Results of Operations for the Years Ended December 31, 2022 and 2021

This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which is incorporated by reference herein.
Sales

(In thousands except per ton data)	Year ended December 31,		Percent Change
	2022	2021	2022 vs. 2021
Sales:
Oil & Gas Proppants	$961,667	$615,448	56%
Industrial & Specialty Products	563,480	488,431	15%
Total sales	$1,525,147	$1,103,879	38%
Tons:
Oil & Gas Proppants	13,654	11,610	18%
Industrial & Specialty Products	4,362	4,227	3%
Total Tons	18,016	15,837	14%
Average Selling Price per Ton:
Oil & Gas Proppants	$70.43	$53.01	33%
Industrial & Specialty Products	129.18	115.55	12%
Overall Average Selling Price per Ton	$84.66	$69.70	21%
    Total sales increased 38% for the year ended December 31, 2022 compared to the year ended December 31, 2021, driven by a 14% increase in total tons sold and a 21% increase in overall average selling price.
    The increase in total sales was mainly driven by Oil & Gas Proppants sales, which increased 56% for the year ended December 31, 2022 compared to the year ended December 31, 2021. Oil & Gas Proppants average selling price increased 33% and tons sold increased 18%. This overall increase is due to higher energy prices and a rebound in overall well completion activity, offset partially by the recognition of approximately $49.0 million of shortfall fees during the second quarter of 2021 which did not recur in 2022.
    The increase in total sales was also partially driven by Industrial & Specialty Products sales, which increased 15% for the year ended December 31, 2022 compared to the year ended December 31, 2021. Industrial & Specialty Products average selling price increased 12% and tons sold increased 3%. The increase is due to overall improved market conditions and pricing increases implemented throughout the year to help offset increased costs as discussed below.
    Cost of Sales (excluding depreciation, depletion and amortization)
    Cost of sales increased by $275.2 million, or 35%, to $1.1 billion for the year ended December 31, 2022 compared to $795.0 million for the year ended December 31, 2021. These changes result from the main components of cost of sales as discussed below. As a percentage of sales, cost of sales represented 70% for the year ended December 31, 2022 compared to 72% for the same period in 2021.
    We incurred $509.8 million and $351.6 million of transportation and related costs for the years ended December 31, 2022 and 2021, respectively. The increase was mainly due to increased volumes, increased carrier costs for SandBox and increased rail car and barge rates. As a percentage of sales, transportation and related costs increased to 33% for the year ended December 31, 2022 compared to 32% for the same period in 2021.
    We incurred $171.0 million and $148.0 million of operating labor costs for the years ended December 31, 2022 and 2021, respectively. The $23.0 million increase in labor costs incurred was mainly due to increased headcount to support increased production and merit increases. As a percentage of sales, operating labor costs represented 11% for the year ended December 31, 2022 compared to 13% for the same period in 2021.

    We incurred $83.8 million and $56.2 million of electricity and drying fuel (principally natural gas) costs for the years ended December 31, 2022 and 2021, respectively. The $27.6 million increase in electricity and drying fuel costs incurred was mainly due to increased volumes produced and increased natural gas prices. As a percentage of sales, electricity and drying fuel costs represented 5% for both the years ended December 31, 2022 and 2021.
    We incurred $93.8 million and $66.0 million of maintenance and repair costs for the years ended December 31, 2022 and 2021, respectively. The increase in maintenance and repair costs incurred was mainly due to an increase in maintenance projects as production increased. As a percentage of sales, maintenance and repair costs represented 6% for both the years ended December 31, 2022 and 2021.
    Segment Contribution Margin
    Oil & Gas Proppants contribution margin increased by $141.7 million to $301.8 million for the year ended December 31, 2022 compared to $160.1 million for the year ended December 31, 2021, driven by a $346.2 million increase in sales, partially offset by $204.4 million in increased cost of sales. The increase in segment contribution margin was mainly driven by increased production and pricing, overall improved market conditions, and a rebound in well completion activity.
    Industrial & Specialty Products contribution margin increased by $1.8 million, or 1%, to $170.3 million for the year ended December 31, 2022 compared to $168.5 million for the year ended December 31, 2021, driven by a $75.0 million increase in revenue, partially offset by $73.3 million in increased cost of sales. The increase in segment contribution margin was due to overall improved market conditions and price increases implemented throughout the year, partially offset by cost increases as discussed above.
Selling, General and Administrative Expenses
    Selling, general and administrative expenses increased by $24.2 million, or 20%, to $143.8 million for the year ended December 31, 2022 compared to $119.6 million for the year ended December 31, 2021. The increase was primarily due to fees related to the termination of a supplier contract, increased legal expenses, increases in compensation such as merit and incentive increases, headcount increases due to increased business activity, and expenses related to the strategic review of our ISP segment. In total, our selling, general and administrative expenses represented approximately 9% and 11% of our sales for the years ended December 31, 2022 and 2021, respectively.
    Depreciation, Depletion and Amortization
    Depreciation, depletion and amortization expense decreased by $20.9 million, or 13%, to $140.2 million for the year ended December 31, 2022 compared to $161.1 million for the year ended December 31, 2021. The decrease was primarily due to certain assets fully depreciating at the end of 2021 and continuing throughout 2022. Depreciation, depletion and amortization expense represented approximately 9% and 15% of our sales for the years ended December 31, 2022 and 2021, respectively.
Goodwill and Other Asset Impairments
    During the year ended December 31, 2022, no impairment charges were recorded. During the year ended December 31, 2021, we recorded $0.2 million in asset impairment charges.
Operating Income (Loss)
    Operating income was $171.0 million for the year ended December 31, 2022 compared to operating income of $27.9 million for the year ended December 31, 2021. The increase was driven by a 38% increase in total sales, a 13% decrease in depreciation, depletion and amortization expense, partially offset by a 35% increase in cost of sales, and a 20% increase in selling, general and administrative expense.
    Interest Expense
    Interest expense increased by $6.4 million, or 9%, to $77.6 million for the year ended December 31, 2022 compared to $71.2 million for the year ended December 31, 2021, primarily due to higher interest rates.
    Other Income (Expense), net, including interest income
    Other income increased by $4.5 million to $10.6 million for the year ended December 31, 2022 compared to $6.1 million in other income for the year ended December 31, 2021. The increase is primarily due to a gain on extinguishment of debt during 2022 and an adjustment in non-service pension costs.

    Provision for Income Taxes
    We had income tax expense of $26.2 million for the year ended December 31, 2022 compared to income tax benefit of $2.8 million for the year ended December 31, 2021. The effective tax rates were 25% and 7% for the years ended December 31, 2022 and 2021, respectively. See Note S - Income Taxes to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for more information.
    Net income (loss)
    Net income (loss) attributable to U.S. Silica Holdings, Inc., was net income of $78.2 million and net loss of $33.8 million for the years ended December 31, 2022 and 2021, respectively. The year over year changes were due to the factors noted above.

Liquidity and Capital Resources

This section of this Annual Report on Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which is incorporated by reference herein.
Overview
    Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to return cash to our stockholders, and to pay for acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through cash on hand, borrowings under our credit facilities, or equity issuances. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of December 31, 2022, our working capital was $385.3 million and we had $78.5 million of availability under the Revolver. Based on our consolidated leverage ratio of 2.99:1.00 as of December 31, 2022, we have access to the full availability of the Revolver. If our consolidated leverage ratio exceeds 3.75:1.00, we may draw up to $30.0 million without the consent of our lenders.
     In connection with the EPM acquisition, on May 1, 2018, we entered into the Credit Agreement with BNP Paribas, as administrative agent, and the lenders named therein. The Credit Agreement increased our existing senior debt by creating a new $1.380 billion senior secured Credit Facility, consisting of a $1.280 billion Term Loan and a $100 million Revolver that may also be used for swingline loans or letters of credit, and we may elect to increase the Term Loan in accordance with the terms of the Credit Agreement. The amounts owed under the Credit Agreement use LIBOR as a benchmark for establishing the rate at which interest accrues. We have made significant progress to prepare for the phasing out of LIBOR and additional transition efforts to prepare for the phasing out of LIBOR are ongoing. We believe both the enacted and proposed regulations help provide clarity for the transition of our legacy LIBOR contracts, including investment securities and loans, to alternative reference rates in an orderly manner.
    Management and our Board remain committed to evaluating additional ways of creating shareholder value. Any determination to pay dividends or other distributions in cash, stock, or property in the future or otherwise return capital to our stockholders, including decisions about existing or new share repurchase programs, will be at the discretion of our Board and will be dependent on then-existing conditions, including industry and market conditions, our financial condition, results of operations, liquidity and capital requirements, contractual restrictions including restrictive covenants contained in debt agreements, and other factors. Additionally, because we are a holding company, our ability to pay dividends on our common stock may be limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us, including restrictions under the terms of the agreements governing our indebtedness. During 2020, our Board of Directors determined that it was not in the best interest of our shareholders to issue a dividend subsequent to the second quarter of the year. We do not have plans to resume issuing dividends.
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

	December 31, 2022	December 31, 2021
Total Debt	$1,056,993	$1,211,420
Less:
Cash and cash equivalents	280,845	239,425
Net Debt	$776,148	$971,995

Total Debt:
Total debt was $1.06 billion and $1.21 billion as of December 31, 2022 and 2021, respectively. The decrease was primarily due to the repurchase of $150.0 million of debt and principal payments on the Term Loan.
Cash and Cash Equivalents:
Cash and cash equivalents were $280.8 million and $239.4 million as of December 31, 2022 and 2021, respectively. The increase was primarily due to receipt of $27.4 million capacity reservation fees from customers, an increase in business operations and collections and an increase in days payable outstanding.
Cash Flow Analysis
    A summary of operating, investing and financing activities (in thousands) is shown in the following table:

	Year ended December 31,
	2022	2021	2020
Net cash provided by (used in):
Operating activities	$262,716	$169,347	$(3,403)
Investing activities	(50,953)	(29,856)	(27,564)
Financing activities	(170,343)	(50,986)	(3,853)
    Net Cash Provided by / Used in Operating Activities
    Operating activities consist primarily of net income adjusted for certain non-cash and working capital items. Adjustments to net income for non-cash items include depreciation, depletion and amortization, deferred revenue, deferred income taxes, equity-based compensation and allowance for credit losses. In addition, operating cash flows include the effect of changes in operating assets and liabilities, principally accounts receivable, inventories, prepaid expenses and other current assets, income taxes payable and receivable, accounts payable and accrued liabilities.
    Net cash provided by operating activities was $262.7 million for the year ended December 31, 2022. This was mainly due to $77.8 million of net income adjusted for non-cash items, including $140.2 million in depreciation, depletion and amortization, $20.9 million in deferred income taxes, $18.4 million in equity-based compensation, $15.8 million in deferred revenue, $1.0 million related to the gain on sales of property, plant and equipment, and $18.4 million in other miscellaneous non-cash items. Also contributing to the change was an $8.1 million increase in accounts receivable, a $31.2 million increase in inventories, a $6.3 million decrease in prepaid expenses and other current assets, a $1.1 million decrease in income taxes, a $67.6 million increase in accounts payable and accrued liabilities, a $22.4 million decrease in operating lease liabilities, and $7.2 million in other operating assets and liabilities.
    Net Cash Used in / Provided by Investing Activities
    Investing activities consist primarily of cash consideration paid for capital expenditures for growth and maintenance.
    Net cash used in investing activities was $51.0 million for the year ended December 31, 2022. This was mainly due to capital expenditures of $53.2 million and capitalized intellectual property costs of $0.4 million, partially offset by proceeds from the sale of property, plant and equipment of $2.6 million. Capital expenditures for the year ended December 31, 2022 were primarily related to facility improvement and maintenance projects, growth projects, equipment lease buyouts and other environmental and health and safety projects.
    Subject to our continuing evaluation of market conditions, we anticipate that our capital expenditures in 2023 will be in the range of approximately $50 million to $60 million, which is primarily associated with maintenance, cost improvement capital projects and various growth projects. We expect to fund our capital expenditures through cash on our balance sheet and cash generated from our operations.
    Net Cash Used in / Provided by Financing Activities
    Financing activities consist primarily of equity issuances, borrowings and repayments related to the Revolver and Term Loan, as well as fees and expenses paid in connection with our credit facilities.
    Net cash used in financing activities was $170.3 million for the year ended December 31, 2022. This was mainly due to $158.1 million of long-term debt payments, which included $145.1 million in debt repurchases, $7.2 million of short term debt payments, $3.0 million of tax payments related to shares withheld for vested restricted stock and stock units, $1.4 million principal payments on finance lease obligations, and a $1.5 million distribution to a non-controlling interest, partially offset by proceeds from options exercised of $1.0 million.
Share Repurchase Program
We did not make any repurchases of our common stock under our stock repurchase program in 2022. See Purchase of Equity Securities by the Issuer in Part II, Item 5. to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for information related to our share repurchase program.
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

Contractual Obligations
As of December 31, 2022, the total of our future contractual cash commitments, including the repayment of our debt obligations under the Term Loan, is summarized as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(amounts in thousands)
Principal payments on long-term debt(1)	$1,059,062	$12,800	$1,046,262	$—	$—
Estimated interest payments on long-term debt(4)	201,827	98,087	103,740	—	—
Retirement plans	97,087	10,600	20,802	20,065	45,620
Finance lease obligations (5)	3,518	1,249	1,965	304	—
Operating lease obligations(5)	103,456	24,707	34,955	20,093	23,701
Minimum purchase obligations(2)	29,331	10,606	7,181	4,060	7,484
Total Contractual Cash Obligations(3):	$1,494,281	$158,049	$1,214,905	$44,522	$76,805

(1)Excludes the unamortized debt issuance costs and original issue discount.
(2)Includes estimated future minimum purchase obligations related to transload service agreements and transportation service agreements. As of December 31, 2022, we accrued $0.3 million in shortfall fees under these service agreements.
(3)The above table excludes discounted asset retirement obligations in the amount of $20.7 million at December 31, 2022, the majority of which have a settlement date beyond 2026, as well as indemnification for surety bonds issued on our behalf discussed in Note P - Commitments and Contingencies to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
(4)Estimated interest payment amounts are computed using forecasted three-month LIBOR rates as of December 31, 2022.
(5)Includes interest and other operating costs. See Note R - Leases to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information on interest costs.
Environmental Matters
We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but we cannot estimate or predict the full amount of such future expenditures. As of December 31, 2022, we had $20.7 million accrued for future reclamation costs, as compared to $32.0 million as of December 31, 2021.
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
Contracts with Multiple Performance Obligations
From time to time, we may enter into contracts that contain multiple performance obligations, such as work orders containing a combination of product, transportation, equipment rentals, and contract labor services. For these arrangements, we allocate the transaction price to each performance obligation identified in the contract based on relative standalone selling prices, or estimates of such prices, and recognize the related revenue as control of each individual product or service is transferred to the customer, in satisfaction of the corresponding performance obligations. We typically invoice our customers on a weekly or monthly basis; however, some customers received invoices upon well-site operation completion. Standard collection terms are net 30 days, although extended terms are offered in competitive situations.

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
Market Risk
We are exposed to certain market risks, which exist as a part of our ongoing business operations. Such risks arise from adverse changes in market rates, prices and conditions. We address such market risks in “Recent Trends and Outlook” and "How We Generate Our Sales" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.
Interest Rate Risk
We are exposed to interest rate risk arising from adverse changes in interest rates. As of December 31, 2022, we had $1.06 billion of debt outstanding under the Credit Agreement. Assuming LIBOR is greater than the 1.0% minimum base rate on the Term Loan, a hypothetical increase in interest rates by 1.0% would have changed our interest expense by $10.6 million per year.
We have made significant progress to prepare for the phasing out of LIBOR and additional transition efforts to prepare for the phasing out of LIBOR are ongoing.

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

On July 19, 2022, the Federal Reserve Board released a proposal that provides default rules for certain contracts that use LIBOR, which would implement the LIBOR Act with replacement rates based on the Secured Overnight Financing Rate (SOFR). We believe the LIBOR Act and the Federal Reserve Board's proposed regulation help provide clarity for the transition of our legacy LIBOR contracts, including investment securities and loans, to alternative reference rates in an orderly manner.
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

The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:
U.S. SILICA HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
U.S. Silica Holdings, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of U.S. Silica Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 24, 2023 expressed an unqualified opinion.

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

Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2004.
Houston, Texas
February 24, 2023

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$280,845	$239,425
Accounts receivable, net	208,631	202,759
Inventories, net	147,626	115,713
Prepaid expenses and other current assets	20,182	18,018
Total current assets	657,284	575,915
Property, plant and mine development, net	1,178,834	1,258,646
Lease right-of-use assets	42,374	42,241
Goodwill	185,649	185,649
Intangible assets, net	140,809	150,054
Other assets	9,630	7,095
Total assets	$2,214,580	$2,219,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$216,239	$167,670
Current portion of operating lease liabilities	19,773	14,469
Current portion of long-term debt	19,535	18,285
Current portion of deferred revenue	16,275	4,247
Income tax payable	128	1,200
Total current liabilities	271,950	205,871
Long-term debt, net	1,037,458	1,193,135
Deferred revenue	14,477	16,494
Liability for pension and other post-retirement benefits	30,911	32,935
Deferred income taxes, net	64,636	44,774
Operating lease liabilities	64,478	75,130
Other long-term obligations	25,976	37,178
Total liabilities	1,509,886	1,605,517
Commitments and Contingencies (Note P)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; zero issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 85,631,109 issued and 75,738,512 outstanding at December 31, 2022; 84,746,194 issued and 75,033,352 outstanding at December 31, 2021	854	845
Additional paid-in capital	1,234,834	1,218,575
Retained deficit	(351,084)	(429,260)
Treasury stock, at cost, 9,892,597 and 9,712,842 shares at December 31, 2022 and 2021, respectively	(186,196)	(186,294)
Accumulated other comprehensive income (loss)	(1,723)	349
Total U.S. Silica Holdings, Inc. stockholders’ equity	696,685	604,215
Non-controlling interest	8,009	9,868
Total stockholders' equity	704,694	614,083
Total liabilities and stockholders’ equity	$2,214,580	$2,219,600
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Sales:
Product	$1,139,773	$896,203	$732,187
Service	385,374	207,676	113,698
Total sales	1,525,147	1,103,879	845,885
Cost of sales (excluding depreciation, depletion and amortization):
Product	801,789	633,857	486,982
Service	268,400	161,126	88,088
Total cost of sales (excluding depreciation, depletion and amortization)	1,070,189	794,983	575,070
Operating expenses:
Selling, general and administrative	143,838	119,628	124,171
Depreciation, depletion and amortization	140,166	161,131	155,568
Goodwill and other asset impairments	—	202	110,688
Total operating expenses	284,004	280,961	390,427
Operating income (loss)	170,954	27,935	(119,612)
Other (expense) income:
Interest expense	(77,598)	(71,157)	(79,885)
Other income, net, including interest income	10,643	6,146	24,350
Total other expense	(66,955)	(65,011)	(55,535)
Income (loss) before income taxes	103,999	(37,076)	(175,147)
Income tax (expense) benefit	(26,159)	2,755	60,025
Net income (loss)	$77,840	$(34,321)	$(115,122)
Less: Net loss attributable to non-controlling interest	(336)	(560)	(1,028)
Net income (loss) attributable to U.S. Silica Holdings, Inc.	$78,176	$(33,761)	$(114,094)
Earnings (loss) per share attributable to U.S. Silica Holdings, Inc.:
Basic	$1.04	$(0.45)	$(1.55)
Diluted	$1.01	$(0.45)	$(1.55)
Weighted average shares outstanding:
Basic	75,512	74,350	73,634
Diluted	77,670	74,350	73,634
Dividends declared per share	$—	$—	$0.02
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$77,840	$(34,321)	$(115,122)
Other comprehensive (loss) income:
Unrealized (loss) gain on derivatives (net of tax of $(746), $0, and $973 for 2022, 2021, and 2020, respectively)	(2,342)	—	3,053
Foreign currency translation adjustment (net of tax of $(269), $(309), and $444 for 2022, 2021 and 2020, respectively)	(845)	(1,000)	1,391
Pension and other post-retirement benefits liability adjustments (net of tax of $355, $3,131, and $2,207 for 2022, 2021 and 2020, respectively)	1,115	9,828	6,931
Comprehensive income (loss)	$75,768	$(25,493)	$(103,747)
Less: Comprehensive loss attributable to non-controlling interest	(336)	(560)	(1,028)
Comprehensive income (loss) attributable to U.S. Silica Holdings, Inc.	$76,104	$(24,933)	$(102,719)
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total U.S. Silica Holdings Inc., Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2020	$823	$(180,912)	$1,185,116	$(279,956)	$(19,854)	$705,217	$11,363	$716,580
Net loss	—	—	—	(114,094)	—	(114,094)	(1,028)	(115,122)
Unrealized gain on derivatives	—	—	—	—	3,053	3,053	—	3,053
Foreign currency translation adjustment	—	—	—	—	1,391	1,391	—	1,391
Pension and post-retirement liability	—	—	—	—	6,931	6,931	—	6,931
Cash dividend declared ($0.02 per share)	—	—	—	(1,446)	—	(1,446)	—	(1,446)
Contributions from non-controlling interest	—	—	—	—	—	—	1,196	1,196
Common stock-based compensation plans activity:
Equity-based compensation	—	—	14,911	—	—	14,911	—	14,911
Shares withheld for tax payments related to vested restricted stock and stock units	4	(703)	(4)	—	—	(703)	—	(703)
Balance at December 31, 2020	827	(181,615)	1,200,023	(395,496)	(8,479)	615,260	11,531	626,791
Net loss	—	—	—	(33,761)	—	(33,761)	(560)	(34,321)
Foreign currency translation adjustment	—	—	—	—	(1,000)	(1,000)	—	(1,000)
Pension and post-retirement liability	—	—	—	—	9,828	9,828	—	9,828
Cash dividends	—	—	—	(3)	—	(3)	—	(3)
Distributions to non-controlling interest	—	—	—	—	—	—	(1,103)	(1,103)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	18,809	—	—	18,809	—	18,809
Proceeds from options exercised	—	344	(239)	—	—	105	—	105
Shares withheld for tax payments related to vested restricted stock and stock units	18	(5,023)	(18)	—	—	(5,023)	—	(5,023)
Balance at December 31, 2021	845	(186,294)	1,218,575	(429,260)	349	604,215	9,868	614,083
Net income (loss)	—	—	—	78,176	—	78,176	(336)	77,840
Unrealized loss on derivatives	—	—	—	—	(2,342)	(2,342)	—	(2,342)
Foreign currency translation adjustment	—	—	—	—	(845)	(845)	—	(845)
Pension and post-retirement liability	—	—	—	—	1,115	1,115	—	1,115

Cash dividends	—	—	—	—	—	—	—	—
Distributions to non-controlling interest	—	—	—	—	—	—	(1,523)	(1,523)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	18,364	—	—	18,364	—	18,364
Proceeds from options exercised	—	3,051	(2,096)	—	—	955	—	955
Shares withheld for tax payments related to vested restricted stock and stock units	9	(2,953)	(9)	—	—	(2,953)	—	(2,953)
Balance at December 31, 2022	$854	$(186,196)	$1,234,834	$(351,084)	$(1,723)	$696,685	$8,009	$704,694
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net income (loss)	$77,840	$(34,321)	$(115,122)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	140,166	161,131	155,568
Goodwill and other asset impairments	—	202	110,688
Debt issuance amortization	4,815	5,059	5,131
Original issue discount amortization	974	1,026	1,036
Gain on valuation change of royalty note payable	—	—	(8,263)
Deferred income taxes	20,940	(7,493)	(61,805)
Deferred revenue	(15,801)	(18,158)	(23,569)
Gain on disposal of property, plant and equipment	(1,005)	(131)	(2,597)
Equity-based compensation	18,364	18,809	14,911
Allowance for credit losses, net of recoveries	617	(455)	1,510
Gain on remeasurement of leases	—	—	(24,056)
Other	11,959	28,632	23,146
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(8,075)	5,026	48,441
Inventories	(31,209)	(11,029)	15,245
Prepaid expenses and other current assets	6,277	12,371	980
Income taxes	(1,072)	1,828	(153)
Accounts payable and accrued liabilities	67,576	48,709	(86,734)
Operating lease liabilities	(22,410)	(24,451)	(62,140)
Liability for pension and other post-retirement benefits	(2,134)	(15,341)	(11,941)
Other noncurrent assets and liabilities	(5,106)	(2,067)	16,321
Net cash provided by (used in) operating activities	262,716	169,347	(3,403)
Investing activities:
Capital expenditures	(53,168)	(30,307)	(34,461)
Capitalized intellectual property costs	(394)	(210)	(456)
Proceeds from sale of property, plant and equipment	2,609	661	7,353
Net cash used in investing activities	(50,953)	(29,856)	(27,564)
Financing activities:
Dividends paid	(164)	(26)	(6,185)
Proceeds from options exercised	955	105	—
Tax payments related to shares withheld for vested restricted stock and stock units	(2,953)	(5,023)	(703)
(Payments on) proceeds from draw down on the Revolver	—	(25,000)	25,000
Payments on short-term debt	(7,237)	(6,398)	(7,131)
Payments on long-term debt	(158,064)	(12,800)	(15,985)
Distributions to (contributions from) non-controlling interest	(1,523)	(1,103)	1,196
Principal payments on finance lease obligations	(1,357)	(741)	(45)
Net cash used in financing activities	(170,343)	(50,986)	(3,853)
Net increase (decrease) in cash and cash equivalents	41,420	88,505	(34,820)
Cash and cash equivalents, beginning of period	239,425	150,920	185,740
Cash and cash equivalents, end of period	$280,845	$239,425	$150,920

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$71,235	$64,650	$73,695
Taxes, net of refunds	$(14,809)	$(12,994)	$(39,908)
Non-cash Items:
Net assets assumed in business acquisition	$—	$68	$8,241
Accrued capital expenditures	$6,175	$1,196	$26,136
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—ORGANIZATION
U.S. Silica Holdings, Inc. (“Holdings,” and together with its subsidiaries “we,” “us” or the “Company”) is a global performance materials company and a leading producer of commercial silica used in the oil and gas industry and in a wide range of industrial applications. In addition, through our subsidiary EP Minerals, LLC ("EPM") we are an industry leader in the production of industrial minerals, including diatomaceous earth, clay (calcium bentonite and calcium montmorillonite) and perlite. During our 123-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver products to customers across our end markets. Our operations are organized into two reportable segments based on end markets served: (1) Oil & Gas Proppants and (2) Industrial & Specialty Products. See Note V - Segment Reporting for more information on our reportable segments.
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
Contracts with Multiple Performance Obligations
From time to time, we may enter into contracts that contain multiple performance obligations, such as work orders containing a combination of product, transportation, equipment rentals, and contract labor services. For these arrangements, we allocate the transaction price to each performance obligation identified in the contract based on relative standalone selling prices, or estimates of such prices, and recognize the related revenue as control of each individual product or service is transferred to the customer, in satisfaction of the corresponding performance obligations. We typically invoice our customers on a weekly or monthly basis; however, some customers received invoices upon well-site operation completion. Standard collection terms are net 30 days, although extended terms are offered in competitive situations.
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
Debt Issuance Costs
We defer costs directly associated with acquiring third-party financing, primarily loan origination costs and related professional expenses. Debt issuance costs are deferred and amortized using the effective interest rate method over the term of our senior secured Term Loan facility and the straight-line method for our Revolver facility. Debt issuance costs related to long-term debt are reflected as a direct deduction from the carrying amount of the debt. Amortization included in interest expense was $4.8 million for the year ended December 31, 2022, and $5.1 million and $5.1 million for the years ended December 31, 2021 and 2020. See Note K - Debt.
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
Self-Insurance
We are self-insured for various levels of employee health insurance coverage, workers’ compensation and third-party product liability claims alleging occupational disease. We purchase insurance coverage for claim amounts which exceed our self-insured retentions. Depending on the type of insurance, these self-insured retentions range from $0.1 million to $0.5 million per occurrence. Our insurance reserves are accrued based on estimates of the ultimate cost of claims expected to occur during the covered period. These estimates are prepared with the assistance of outside actuaries and consultants. Our actuaries periodically review the volume and amount of claims activity, and based upon their findings, we adjust our insurance reserves accordingly. The ultimate cost of claims for a covered period may differ from our original estimates. The current portion of our self-insurance reserves is included in accrued liabilities and the non-current portion is included in other long-term obligations in our Balance Sheets. As of December 31, 2022 and 2021, our self-insurance reserves totaled $5.6 million and $5.8 million, respectively, of which $1.8 million and $2.1 million, respectively, were classified as current.
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
Advertising Costs
We recognize advertising expense when incurred as selling, general and administrative expense. Advertising costs have not been a significant component of expense for the years ended December 31, 2022, 2021, or 2020.

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
We grant certain employees performance share units, the vesting of which is based on our total shareholder return (“TSR”) ranking among a peer group over a three-year period. The number of units that will vest will depend on the percentage ranking of our TSR compared to the TSRs for each of the companies in the peer group over the performance period. For these awards subject to market conditions, a binomial-lattice model (i.e., Monte Carlo simulation model) is used to fair value these awards at grant date. We also grant certain employees performance share units, the vesting of which is based on adjusted free cash flow ("ACF") targets. The number of ACF measured units that will vest will be based on ACF achievement versus target. The ACF targets are set annually and are approved by the Board of Directors. The related compensation expense is recognized on a straight-line basis over the vesting period.
See Note O - Equity-based Compensation.
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
See Note S - Income Taxes.
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
New Accounting Pronouncements Recently Adopted
None.
New Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting followed by ASU 2021-01, Reference Rate Reform (Topic 848): Scope, issued in January 2021, to provide clarifying guidance regarding the scope of Topic 848. ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Generally, the guidance is to be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. In April 2022, the FASB proposed to extend the effective date through December 31, 2024 and affirmed this decision in December 2022. As of December 31, 2022, we have not elected to use the optional guidance and continue to evaluate the options provided by ASU 2020-04 and ASU 2021-01. See Note K - Debt for discussion of the use of the adjusted LIBOR rate in connection with borrowings under our senior secured revolving credit facility.

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

The following table shows the computation of basic and diluted earnings per share:

In thousands, except per share amounts	Year ended December 31,
	2022	2021	2020
Numerator:
Net income (loss) attributable to U.S. Silica Holdings, Inc.	$78,176	$(33,761)	$(114,094)

Denominator:
Weighted average shares outstanding	75,512	74,350	73,634
Diluted effect of stock awards	2,158	—	—
Weighted average shares outstanding assuming dilution	77,670	74,350	73,634

Earnings (loss) per share attributable to U.S. Silica Holdings, Inc.:
Basic earnings (loss) per share	$1.04	$(0.45)	$(1.55)
Diluted earnings (loss) per share	$1.01	$(0.45)	$(1.55)
Potentially dilutive shares are excluded from the calculation of diluted weighted average shares outstanding and diluted earnings per share if we are in a loss position. Certain stock options, restricted stock awards and performance share units were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Such potentially dilutive shares and stock awards (in thousands) excluded from the calculation of diluted earnings (loss) per common share were as follows:

	Year ended December 31,
	2022	2021	2020
Potentially dilutive shares excluded	—	1,714	238
Stock options excluded	509	667	826
Restricted stock and performance share units awards excluded	36	66	3,435

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

	For the Year Ended December 31, 2022
	Unrealized loss on cash flow hedges	Foreign currency translation adjustments	Pension and other post-retirement benefits liability	Total
Beginning Balance	$—	$(417)	$766	$349
Other comprehensive (loss) income before reclassifications	(2,342)	(845)	1,172	(2,015)
Amounts reclassed from accumulated other comprehensive loss	—	—	(57)	(57)
Ending Balance	$(2,342)	$(1,262)	$1,881	$(1,723)
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

NOTE F—ACCOUNTS RECEIVABLE
Accounts receivable (in thousands) consisted of the following:

	December 31, 2022	December 31, 2021
Trade receivables	$209,683	$182,992
Less: Allowance for credit losses	(5,691)	(5,248)
Net trade receivables	203,992	177,744
Other receivables(1)	4,639	25,015
Total accounts receivable	$208,631	$202,759

(1)At December 31, 2022 and 2021, other receivables included zero and $21.5 million of refunds related to NOL carryback claims filed for various tax years in accordance with certain provisions of the CARES Act.

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
The following table reflects the change of the allowance for credit losses (in thousands) disaggregated by portfolio segments:

	Oil & Gas Proppants	Industrial & Specialty Products	Total
Beginning balance, December 31, 2021	$4,625	$623	$5,248
Allowance for credit losses	(469)	1,086	617
Write-offs	(128)	(46)	(174)
Ending balance, December 31, 2022	$4,028	$1,663	$5,691
Our ten largest customers accounted for approximately 40%, 40% and 34% of total sales during the years ended December 31, 2022, 2021 and 2020, respectively. No single customer accounted for more than 10% of our total sales during the years ended December 31, 2022, 2021 and 2020. At December 31, 2022 and 2021, none of our customers' accounts receivable represented 10% or more of our total trade accounts receivable.
NOTE G—INVENTORIES
Inventories (in thousands) consisted of the following:

	December 31, 2022	December 31, 2021
Supplies	$54,805	$45,605
Raw materials and work in process	47,042	36,529
Finished goods	45,779	33,579
Total inventories	$147,626	$115,713

NOTE H—PROPERTY, PLANT AND MINE DEVELOPMENT
Property, plant and mine development (in thousands) consisted of the following:

	December 31, 2022	December 31, 2021
Mining property and mine development	$789,601	$789,122
Asset retirement cost	8,869	22,283
Land	53,128	55,541
Land improvements	76,456	76,248
Buildings	73,151	72,207
Machinery and equipment	1,217,933	1,189,548
Furniture and fixtures	3,922	3,932
Construction-in-progress	55,696	35,060
	2,278,756	2,243,941
Accumulated depletion, depreciation, amortization and impairment charges	(1,099,922)	(985,295)
Total property, plant and mine development, net	$1,178,834	$1,258,646
Depreciation, depletion, and amortization expense related to property, plant and mine development for the years ended December 31, 2022 and 2021 was $128.4 million and $149.6 million, respectively.

NOTE I—GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill (in thousands) by business segment consisted of the following:

	Oil & Gas Proppants Segment	Industrial & Specialty Products Segment	Total
Balance at December 31, 2020	$—	$185,649	$185,649

Impairment losses	—	—	—
Balance at December 31, 2021	—	185,649	185,649

Impairment losses	—	—	—
Balance at December 31, 2022	$—	$185,649	$185,649

Goodwill and trade names are evaluated for impairment annually as of October 31, or more frequently when indicators of impairment exist. We evaluated events and circumstances since the date of our last qualitative assessment, including macroeconomic conditions, industry and market conditions, and our overall financial performance. There were no triggering events identified, therefore, no impairment charges were recorded related to goodwill or trade names for the years ended December 31, 2022 and 2021.

The changes in the carrying amount of intangible assets (in thousands) consisted of the following:

	December 31, 2022				December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Impairments	Net	Gross Carrying Amount	Accumulated Amortization	Impairments	Net

Technology and intellectual property	$71,651	$(29,990)	$—	$41,661	$71,209	$(25,069)	$(38)	$46,102
Customer relationships	66,999	(32,791)	—	34,208	66,999	(27,987)	—	39,012
Total definite-lived intangible assets:	$138,650	$(62,781)	$—	$75,869	$138,208	$(53,056)	$(38)	$85,114
Trade names	64,240	—	—	64,240	64,240	—	—	64,240
Other	700	—	—	700	700	—	—	700
Total intangible assets:	$203,590	$(62,781)	$—	$140,809	$203,148	$(53,056)	$(38)	$150,054

Estimated useful life of technology and intellectual property is 15 years. Estimated useful life of customer relationships is a range of 13 - 20 years.

Amortization expense was $9.7 million, $9.7 million and $10.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.

At December 31, 2022, the estimated amortization expense related to definite-lived intangible assets (in thousands) for the five succeeding years is as follows:

2023	$9,696
2024	$9,698
2025	$9,696
2026	$9,696
2027	$9,696

NOTE J—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities (in thousands) consisted of the following:

	December 31,
	2022	2021
Trade payables	$182,555	$134,494
Accrued salaries and wages	10,911	11,347
Accrued vacation liability	3,093	2,847
Current portion of liability for pension and post-retirement benefits	1,118	1,227
Accrued healthcare liability	1,492	1,619
Accrued property taxes and sales taxes	4,287	4,625
Current portion of derivative liability	2,312	—
Other accrued liabilities	10,471	11,511
Accounts payable and accrued liabilities	$216,239	$167,670
Other accrued liabilities consist of employer related expenses, royalties payable, accrued interest payable, and other items.

NOTE K—DEBT
Debt (in thousands) consisted of the following:

	December 31, 2022	December 31, 2021
Senior secured credit facility:
Revolver expiring May 1, 2023 (8.44% at December 31, 2022 and 4.13% at December 31, 2021)	$—	$—
Term Loan facility—final maturity May 1, 2025 (8.44% at December 31, 2022 and 5.00% December 31, 2021)	1,059,062	1,222,000
Less: Unamortized original issue discount	(2,035)	(3,350)
Less: Unamortized debt issuance cost	(8,922)	(15,200)
Insurance financing notes payable	5,628	4,424
Finance leases	3,260	3,546
Total debt	1,056,993	1,211,420
Less: current portion	(19,535)	(18,285)
Total long-term portion of debt	$1,037,458	$1,193,135
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
The Credit Agreement contains covenants that, among other things, limit our ability, and certain of our subsidiaries' abilities, to create, incur or assume indebtedness and liens, to make acquisitions or investments, to sell assets and to pay dividends. The Credit Agreement also requires us to maintain a consolidated leverage ratio of no more than 3.75:1.00 as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 30% of the Revolver commitment. These covenants are subject to a number of important exceptions and qualifications. The Credit Agreement includes events of default and other affirmative and negative covenants that are usual for facilities and transactions of this type. As of December 31, 2022 and 2021, we were in compliance with all covenants in accordance with our senior secured Credit Facility.
Term Loan
At December 31, 2022, contractual maturities of our senior secured Credit Facility (in thousands) are as follows:

2023	$12,800
2024	12,800
2025	1,033,462
2026	—
2027	—
Thereafter	—
Total	$1,059,062

Revolving Line-of-Credit
We have a $100.0 million Revolver with zero drawn and $21.5 million allocated for letters of credit as of December 31, 2022, leaving $78.5 million available under the Revolver.
Based on our consolidated leverage ratio of 2.99:1.00 as of December 31, 2022, we have access to the full availability of the Revolver. If our consolidated leverage ratio exceeds 3.75:1.00, we may draw up to $30.0 million without the consent of our lenders.
Debt Repurchases
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
During the three months ended December 31, 2022, we repurchased outstanding debt under the Term Loan in the amount of $50 million discounted at a rate of 96.25%. A proportionate share of debt issuance and original discount costs were written off in conjunction with this repurchase which resulted in additional expense of approximately $0.6 million. As a result, we recorded a gain on extinguishment of debt in the amount of $1.2 million. The gain on extinguishment was recorded in Other income, net, including interest income in the Consolidated Statements of Operations.
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
Insurance Financing Notes Payable
During the third quarter of 2022, we renewed our insurance policies and financed the payments through notes payable with a stated interest rate of 6.0%. These payments will be made in installments throughout a nine-month period and, as such, were classified as current debt. As of December 31, 2022, the notes payable had a balance of $5.6 million.
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

	December 31, 2022	December 31, 2021
Beginning balance	$32,049	$24,717
Accretion	1,498	1,450
Additions and revisions of estimates	(12,753)	5,882
Payments	(62)	—
Ending balance	$20,732	$32,049
The decrease in liability is primarily attributable to revisions of estimates of reclamation costs, mainly related to change in interest rates.

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
Cash Equivalents
Due to the short-term maturity, we believe our cash equivalent instruments at December 31, 2022 and 2021, approximate their reported carrying values, therefore we have classified our cash equivalents as Level 1 of the fair value hierarchy.
Long-Term Debt, Including Current Maturities
We believe that the fair values of our long-term debt, including current maturities, approximate their carrying values based on their effective interest rates compared to current market rates, therefore we have classified our long-term debt as Level 1 of the fair value hierarchy.
Derivative Instruments
The estimated fair value of our derivative instruments is recorded at each reporting period and is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, we have classified these swap agreements as Level 2 of the fair value hierarchy.

NOTE N—DERIVATIVE INSTRUMENTS
Cash Flow Hedges of Natural Gas Price Risk
Natural gas is the primary fuel source used for drying in the commercial silica production process. In the past, the price of natural gas has been volatile, and we believe this volatility may continue. In order to manage our exposure to natural gas price increases, we have entered into natural gas swaps. All of these swap agreements commenced in December 2022. The derivative instruments are recorded on the balance sheet within other current or long-term assets or liabilities based on maturity dates at their fair values. As of December 31, 2022, the fair value of our natural gas swaps was a liability of $3.1 million, of which $2.3 million is classified within accounts payable and accrued liabilities on our balance sheet and $0.8 million is classified within other long-term obligations on our balance sheet.
We have designated the natural gas swap agreements as qualified cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings.
The following table summarizes the fair value of our derivative instruments (in thousands, except contract/notional amount). See Note M - Fair Value Accounting for more information regarding the estimated fair values of our derivative instruments.

	December 31, 2022				December 31, 2021
	Maturity Date	Contract/Notional Amount (MMBtu)	Carrying Amount	Fair Value	Maturity Date	Contract/Notional Amount	Carrying Amount	Fair Value
Natural Gas - W. Texas (WAHA) - Inside FERC	2023	1,200,000	$(1,887)	$(1,887)	N/A	—	$—	$—
Natural Gas - W. Texas (WAHA) - Inside FERC	2024	870,000	$(656)	$(656)	N/A	—	$—	$—
Natural Gas - Henry Hub - NYMEX	2023	300,000	$(425)	$(425)	N/A	—	$—	$—
Natural Gas - Henry Hub - NYMEX	2024	120,000	$(85)	$(85)	N/A	—	$—	$—
Natural Gas - Henry Hub - NYMEX	2025	90,000	$(35)	$(35)	N/A	—	$—	$—

During the year ended December 31, 2022, we had no ineffectiveness for the natural gas swap derivatives.
The following table summarizes the effect of derivative instruments (in thousands) on our income statements and our consolidated statements of comprehensive income:

	Year ended December 31,
	2022	2021	2020
Deferred losses from derivatives in OCI, beginning of period	$—	$—	$(3,053)
(Loss) gain recognized in OCI from derivative instruments	(2,342)	—	3,053
Deferred losses from derivatives in OCI, end of period	$(2,342)	$—	$—

NOTE O—EQUITY-BASED COMPENSATION
In July 2011, we adopted the U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan (the “2011 Plan”), which was amended and restated in May 2015, amended and restated effective February 1, 2020, amended and restated effective May 13, 2021 and amended and restated effective May 12, 2022. The 2011 Plan provides for grants of stock options, restricted stock, performance share units and other incentive-based awards. We believe our 2011 Plan aligns the interests of our employees and directors with those of our common stockholders. At December 31, 2022, we had 2,649,220 shares of common stock that may be issued under the 2011 Plan. We use a combination of treasury stock and new shares if necessary to satisfy option exercises or vesting of restricted awards and performance share units.

Stock Options

The following table summarizes the status of, and changes in, our stock option awards:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2021	666,718	$30.84	$—	2.4 years
Granted	—	$—	$—
Exercised	(90,000)	$10.61	$613
Forfeited	—	$—	$—
Expired	(68,195)	$17.46	$—
Outstanding at December 31, 2022	508,523	$36.22	$—	2.0 years
Exercisable at December 31, 2022	508,523	$36.22	$—	2.0 years

There were no grants of stock options during the years ended December 31, 2022, 2021 and 2020.

The following table summarizes stock option exercise activity:

	As of December 31,
	2022	2021	2020
Options exercised (in actual shares)	90,000	10,164	—
Intrinsic value of options exercised (in thousands)	$613	$44	$—
Cash received from options exercised (in thousands)	$955	$105	$—
Tax benefit realized from options exercised (in thousands)	$148	$11	$—
As of December 31, 2022, 2021 and 2020, there was no unrecognized compensation expense related to these options. We account for forfeitures as they occur.
Restricted Stock and Restricted Stock Unit Awards
The following table summarizes the status of, and changes in, our unvested restricted stock awards:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2021	1,144,310	$8.37
Granted	728,357	$10.74
Vested	(401,555)	$8.97
Forfeited	(32,726)	$9.82
Unvested, December 31, 2022	1,438,386	$9.37
We granted 728,357, 881,261 and 1,590,170 restricted stock and restricted stock unit awards during the years ended December 31, 2022, 2021 and 2020, respectively. The fair value of the awards was based on the market price of our stock at date of grant.
We recognized $6.8 million, $7.3 million and $8.1 million of equity-based compensation expense related to restricted stock awards during the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, there was $8.2 million of unrecognized compensation expense related to these restricted stock awards, which is expected to be recognized over a weighted-average period of 1.8 years.
We also granted cash awards during the year ended December 31, 2020. These awards will vest over a period of three years and will be settled in cash. As such, these awards have been classified as liability instruments. We recognized $0.9 million, $0.9 million and $0.6 million of expense related to these awards for the years ended December 31, 2022, 2021 and 2020. The liability for these awards is included in accounts payable and other accrued liabilities on our balance sheets. These awards will be remeasured at fair value each reporting period with resulting changes reflected in our income statements. Estimated unrecognized expense related to these awards is $0.1 million over a period of 0.1 years.

Performance Share Unit Awards
The following table summarizes the status of, and changes in, our performance share unit awards:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2021	1,914,589	$9.77
Granted	920,681	$11.79
Vested	(497,401)	$14.56
Forfeited/Cancelled	(45,118)	$11.30
Unvested, December 31, 2022	2,292,751	$9.51
We granted 920,681, 886,091 and 1,020,161 of performance share unit awards during the years ended December 31, 2022, 2021 and 2020, respectively. A portion of these awards was measured against total shareholder return ("TSR"), and a portion was measured against adjusted free cash flow ("ACF") targets. The grant date weighted average fair value of these awards was estimated to be $11.79, $12.04 and $6.57 for the years ended December 31, 2022, 2021 and 2020, respectively. The number of TSR measured units that will vest will depend on the percentage ranking of our TSR compared to the TSR for each of the companies in the peer group over the three year period from January 1, 2022 through December 31, 2024 for the 2022 grant, January 1, 2021 through December 31, 2023 for the 2021 grant, and January 1, 2020 through December 31, 2022 for the 2020 grant. The number of ACF measured units that will vest will be based on ACF achievement versus target. The ACF targets are set annually and are approved by the Board of Directors. The related compensation expense is recognized on a straight-line basis over the vesting period.
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
We recognized $11.5 million, $11.5 million and $6.8 million of compensation expense related to performance share unit awards during the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, there was $8.7 million of unrecognized compensation expense related to these performance share unit awards, which is expected to be recognized over a weighted-average period of 1.7 years.
We also granted cash awards during the year ended December 31, 2020. These awards will vest over a period of three years and will be settled in cash. As such, these awards have been classified as liability instruments. We recognized $1.1 million, $0.7 million and $0.9 million of expense related to these awards for the years ended December 31, 2022, 2021 and 2020, respectively. The liability for these awards is included in accounts payable and other accrued liabilities on our balance sheets. These awards will be remeasured at fair value each reporting period with resulting changes reflected in our income statements. Estimated unrecognized expense related to these awards is $0.1 million over a period of 0.1 years.

NOTE P—COMMITMENTS AND CONTINGENCIES
Future Minimum Annual Commitments (in thousands):

Year ending December 31,	Minimum Purchase Commitments
2023	$10,606
2024	4,295
2025	2,886
2026	2,180
2027	1,880
Thereafter	7,484
Total future purchase commitments	$29,331
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
Other Commitments and Contingencies
Our operating subsidiary, U.S. Silica Company (“U.S. Silica”), has been named as a defendant in various product liability claims alleging silica exposure causing silicosis. During the years ended December 31, 2022, 2021 and 2020, zero, two and one claims, respectively, were brought against U.S. Silica. As of December 31, 2022, there were 42 active silica-related products liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, it is not reasonably possible that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations that exceeds the accrual amounts.
We have recorded estimated liabilities for these claims in other long-term obligations as well as estimated recoveries under the indemnity agreement and an estimate of future recoveries under insurance in other assets on our consolidated balance sheets. As of both December 31, 2022 and 2021, other non-current assets included zero for insurance for third-party products liability claims, and other long-term obligations included $0.8 million and $0.9 million, respectively, for third-party products liability claims.
Obligations Under Guarantees
    We have indemnified our insurers against any loss they may incur in the event that holders of surety bonds, issued on our behalf, execute the bonds. As of December 31, 2022, there were $42.6 million in bonds outstanding. The majority of these bonds, $38.6 million, relate to reclamation requirements issued by various government authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to licenses, permits, and tax collections.

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
Net pension benefit cost (in thousands) consisted of the following:

	Year Ended December 31,
	2022	2021	2020
Service cost	$2,516	$2,855	$2,253
Interest cost	3,120	2,619	4,037
Expected return on plan assets	(5,887)	(5,688)	(6,019)
Net amortization and deferral	2,249	3,212	3,127
Net pension benefit costs	$1,998	$2,998	$3,398
Net post-retirement benefit cost (in thousands) consisted of the following:

	Year Ended December 31,
	2022	2021	2020
Service cost	$18	$24	$70
Interest cost	180	141	584
Unrecognized net (gain)/loss	(2,360)	(2,204)	—
Net post-retirement benefit costs	$(2,162)	$(2,039)	$654

The changes in benefit obligations and plan assets (in thousands), as well as the funded status (in thousands) of our pension and post-retirement plans were as follows:

	Pension Benefits		Post-retirement Benefits
	2022	2021	2022	2021
Benefit obligation at January 1,	$144,251	$157,198	$9,391	$11,318
Service cost	2,516	2,855	18	24
Interest cost	3,120	2,619	180	141
Actuarial (gain) loss	(28,494)	(6,637)	(1,566)	(3,193)
Benefits paid	(9,486)	(9,551)	(504)	(680)
Other	340	(2,233)	58	1,781
Benefit obligation at December 31,	$112,247	$144,251	$7,577	$9,391
Fair value of plan assets at January 1,	$120,911	$120,563	$—	$—
Actual return on plan assets	(22,507)	7,099	—	—
Employer contributions	—	2,800	446	579
Benefits paid	(9,486)	(9,551)	(504)	(680)
Other	1	—	58	101
Fair value of plan assets at December 31,	$88,919	$120,911	$—	$—
Plan assets less than benefit obligations at December 31 recognized as liability for pension and other post-retirement benefits	$(23,328)	$(23,340)	$(7,577)	$(9,391)
The accumulated benefit obligation for the defined benefit pension plans, which excludes the assumption of future salary increases, totaled $112.2 million and $144.3 million at December 31, 2022 and 2021, respectively. We record components other than service costs in Other income, net, including interest income in the Consolidated Statements of Operations.
We also sponsor unfunded, nonqualified pension plans. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for these plans were $1.2 million, $1.2 million and zero, respectively, at December 31, 2022 and $1.5 million, $1.5 million and zero, respectively, at December 31, 2021.
Future estimated annual benefit payments (in thousands) for pension and post-retirement benefit obligations were as follows:

	Benefits
		Post-retirement
	Pension	Before Medicare Subsidy	After Medicare Subsidy
2023	$9,489	$996	$996
2024	9,466	942	942
2025	9,323	844	844
2026	9,250	791	791
2027	9,072	729	729
2028-2032	42,390	2,715	2,715
Our best estimate of expected contributions to the pension and post-retirement medical benefit plans for the 2023 fiscal year are zero and $1.0 million, respectively.

The total amounts in accumulated other comprehensive income (loss) related to net actuarial loss for the pension and post-retirement plans were $6.5 million and $10.2 million as of December 31, 2022 and 2021, respectively. The total amounts in accumulated other comprehensive income (loss) related to prior service cost for the pension and post-retirement plans, were gains of $5.4 million and $7.8 million as of December 31, 2022 and 2021, respectively.
The actuarial gains in 2022 and 2021 were primarily driven by the change in discount rates on the U.S. qualified plan and postretirement medical plans. The impact of the discount rate change was partially offset by the actual return on plan assets exceeding the expected return on plan assets.
The following weighted-average assumptions were used to determine our obligations under the plans:

	Pension Benefits		Post-retirement Benefits
	2022	2021	2022	2021
Discount rate	5.2%	2.8%	5.1%	2.6%
Long-term rate of compensation increase	N/A	N/A	N/A	N/A
Long-term rate of return on plan assets	6.0%	5.8%	N/A	N/A
Health care cost trend rate:
Pre-65 initial rate/ultimate rate	N/A	N/A	6.8%/4.5%	6.2%/4.5%
Pre-65 ultimate year	N/A	N/A	2031	2028
Post-65 initial rate/ultimate rate	N/A	N/A	N/A/N/A	N/A/N/A
Post-65 ultimate year	N/A	N/A	N/A	N/A
The weighted average discount rates used to determine the projected pension and post-retirement obligations were updated to reflect the expected long-term rates of return with maturities comparable to payments for the plan obligations utilizing Aon Hewitt's AA Above Medium Curve.
Mortality tables used for pension benefits and post-retirement benefits plans were the following:

	Pension and Post-retirement Benefits
	2022	2021
Healthy Lives	Pri-2012 base mortality tables with generational mortality improvements using Scale MP-2021	Pri-2012 base mortality tables with generational mortality improvements using Scale MP-2021
Disabled Lives	Pri-2012 base mortality tables with generational mortality improvements using Scale MP-2021	Pri-2012 base mortality tables with generational mortality improvements using Scale MP-2021
The major investment categories and their relative percentage of the fair value of total plan assets as invested were as follows:

	Pension Benefits		Post-retirement Benefits(1)
	2022	2021	2022	2021
Equity securities	54.3%	51.6%	—%	—%
Debt securities	44.2%	46.1%	—%	—%
Cash	1.5%	2.3%	—%	—%

(1)Retiree health benefits are paid by the Company as covered expenses are incurred.

The fair values of the pension plan assets (in thousands) at December 31, 2022, by asset category, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$1,362	$—	$1,362
Mutual funds:
Diversified emerging markets	4,221	—	—	4,221
Foreign large blend	16,740	—	—	16,740
Large-cap blend	15,464	—	—	15,464
Mid-cap blend	7,720	—	—	7,720
Real Assets	4,144	—	—	4,144
Fixed income securities:
Corporate notes and bonds	27,892	—	—	27,892
U.S. Treasuries	5,223	—	—	5,223
Mortgage-backed securities	—	3,000	—	3,000
Asset-backed securities	—	3,153	—	3,153
Net asset	$81,404	$7,515	$—	$88,919
The fair values of the pension plan assets (in thousands) at December 31, 2021, by asset category, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$2,743	$—	$2,743
Mutual funds:
Diversified emerging markets	6,375	—	—	6,375
Foreign large blend	21,719	—	—	21,719
Large-cap blend	22,907	—	—	22,907
Mid-cap blend	11,411	—	—	11,411
Real estate	—	—	—	—
Fixed income securities:
Corporate notes and bonds	35,365	—	—	35,365
U.S. Treasuries	6,915	—	—	6,915
Mortgage-backed securities	—	2,242	—	2,242
Asset-backed securities	—	1,739	—	1,739
Real Assets	—	9,495	—	9,495
Net asset	$104,692	$16,219	$—	$120,911
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

A summary of each multiemployer pension plan for which we participate is presented below:

Pension Fund	EIN/ Pension Plan No.	Pension Protection Act Zone Status(1)		FIP/RP Status Pending/ Implemented	Company Contributions (in thousands)			Surcharge Imposed	Expiration Date of CBA
		2022	2021		2022	2021	2020
LIUNA	52-6074345/001	Green	Green	No	$395	$378	$361	No	6/7/2025
IUOE	36-6052390/001	Green	Green	No	376	328	256	No	8/1/2027
CSSS(2)	36-6044243/001	Red	Red	Yes	51	51	51	NA	NA

(1)The Pension Protection Act of 2006 defines the zone status as follows: green—healthy, yellow—endangered, orange—seriously endangered and red—critical.
(2)In 2011, we withdrew from the Central States, Southeast and Southwest Areas Pension Plan. The withdrawal liability of $1.0 million will be paid in monthly installments of $4,000 until 2031.
Our contributions to individual multiemployer pension funds did not exceed 5% of the fund’s total contributions for the years ended December 31, 2022, 2021 and 2020. Additionally, our contributions to multiemployer post-retirement benefit plans were immaterial for all periods presented in the accompanying consolidated financial statements.
We also sponsor a defined contribution plan covering certain employees. We contribute to the plan in two ways. For certain employees not covered by the defined benefit plan, we make a contribution equal to 4% of their salary. For all other eligible employees, we make a contribution of up to 6% of eligible earnings. Contributions were $6.9 million, $5.9 million and $4.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Supplemental balance sheet information related to leases (in thousands except for term and rate information) was as follows:

Leases	Classification	December 31, 2022	December 31, 2021
Assets
Operating	Lease right-of-use assets	$39,088	$38,793
Finance	Lease right-of-use assets	3,286	3,448
Total leased assets		$42,374	$42,241
Liabilities
Current
Operating	Current portion of operating lease liabilities	$19,773	$14,469
Finance	Current portion of long-term debt	1,107	1,061
Non-Current
Operating	Operating lease liabilities	64,478	75,130
Finance	Long-term debt, net	2,153	2,485
Total lease liabilities		$87,511	$93,145

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

Lease Term and Discount Rate	December 31, 2022	December 31, 2021
Weighted average remaining lease term:
Operating leases	6.4 years	6.9 years
Finance leases	4.4 years	3.6 years

Weighted average discount rate:
Operating leases	5.7%	5.7%
Finance leases	5.1%	5.1%
The components of lease expense included in our Consolidated Statements of Operations were as follows:

Lease Costs	Classification	Year Ended December 31, 2022	Year Ended December 31, 2021
Operating lease costs (1)	Cost of Sales	$38,576	$33,185
Operating lease costs (2)	Selling, general, and administrative	1,641	1,880
Total (3)		$40,217	$35,065
(1) Included short-term operating lease costs of $23.5 million and $17.9 million for the years ended December 31, 2022 and 2021, respectively.
(2) Included short-term operating lease costs of $0.5 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively.
(3) Does not include expense of $1.5 million and $0.8 million for the years ended December 31, 2022 and 2021 for finance leases.
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$22,410	$24,451
Financing cash flows for finance leases	$1,576	$759

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$14,744	$17,350
Finance leases	$2,536	$3,815
Maturities of lease liabilities as of December 31, 2022:

Maturities of lease liabilities	Operating leases	Finance leases
2023	$24,707	$1,249
2024	20,230	1,123
2025	14,725	842
2026	11,812	271
2027	8,281	33
Thereafter	23,701	—
Total lease payments	$103,456	$3,518
Less: Interest	16,715	258
Less: Other operating expenses	2,490	—
Total	$84,251	$3,260

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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES" Act) was enacted and signed into law in response to the COVID-19 pandemic. The CARES Act, among other things, permitted NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning after 2017 and before 2021. In addition, the CARES Act allowed NOLs generated after 2017 and before 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. As a result, during 2020, we carried the NOL generated in 2019 back to offset the taxable income in the 2014 tax year generating a refund of $36.6 million. This refund was received during the second quarter of 2020. We also amended our 2018 tax return to generate an NOL by electing bonus depreciation. We then carried the NOL generated in 2018 back to offset the taxable income in prior years generating a refund of $26.3 million, of which $4.9 million was received during the fourth quarter of 2020 and $21.1 million was received during the first quarter of 2022. At December 31, 2022, the remaining $0.3 million of this refund was included in our deferred tax asset balance. The deferred tax assets related to the NOLs generated in 2018 and 2019 were recorded at the statutory income tax rate for 2018 and 2019, which was 21% for both years. As a result of the carry back of these NOLs to prior years, the NOLs will be utilized at the statutory income tax rate for pre-2018, which was 35%. This increase in the tax rate at which the 2018 and 2019 NOLs will be utilized results in a deferred tax benefit. Accordingly, for the year ended December 31, 2020, we recorded a deferred tax benefit of $22.3 million. Pursuant to ASC 740, this was recorded as a discrete component of the tax benefit.
Income (loss) before income taxes (in thousands) consisted of the following:

	Year ended December 31,
	2022	2021	2020
United States	$87,686	$(48,328)	$(183,656)
Foreign	16,313	11,252	8,509
Total	$103,999	$(37,076)	$(175,147)

Income tax (expense) benefit (in thousands) consisted of the following:

	Year ended December 31,
	2022	2021	2020
Current:
Federal	$(1,650)	$—	$—
State	(3,078)	(3,353)	(307)
Foreign	(491)	(1,385)	(1,473)
	(5,219)	(4,738)	(1,780)
Deferred:
Federal	(17,881)	7,589	57,214
State	(3,059)	(96)	4,591
Foreign	—	—	—
	(20,940)	7,493	61,805
Income tax (expense) benefit	$(26,159)	$2,755	$60,025
Income tax (expense) benefit (in thousands) differed from the amount that would be provided by applying the U.S. federal statutory rate due to the following:

	Year ended December 31,
	2022	2021	2020
Income tax (expense) benefit computed at U.S. federal statutory rate	$(21,838)	$7,786	$36,781
Decrease (increase) resulting from:
Statutory depletion	2,963	2,012	1,230
Prior year tax return reconciliation	(1,564)	(2,490)	(2,084)
State income taxes, net of federal benefit	(4,003)	445	5,013
Impact of international operations	(830)	(380)	(795)
Unrecognized tax benefits	(89)	(1,302)	—
Adjustment to deferred taxes from the CARES Act	—	—	22,318
Equity compensation	(195)	(627)	(1,477)
Executive compensation	(300)	(2,092)	(579)
Other, net	(303)	(597)	(382)
Income tax (expense) benefit	$(26,159)	$2,755	$60,025
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

The tax effects of the types of temporary differences and carry forwards that gave rise to deferred tax assets and liabilities (in thousands) consisted of the following:

	December 31,
	2022	2021
Gross deferred tax assets:
Net operating loss carry forward and state tax credits	$54,638	$77,327
Pension and post-retirement benefit costs	6,789	7,318
Property, plant and equipment	5,935	8,619
Accrued expenses	18,232	14,930
Inventories	—	1,200
Federal tax credits	1,047	4,188
Stock-based compensation expense	6,374	4,359
Interest expense limitation	19,826	16,921
Intangibles	6,366	7,876
Lease obligation liability	11,393	13,297
Other	5,886	4,399
Total deferred tax assets	136,486	160,434
Gross deferred tax liabilities:
Land and mineral property basis difference	(124,669)	(121,211)
Fixed assets and depreciation	(74,714)	(83,708)
Inventories	(1,170)	—
Other	(569)	(289)
Total deferred tax liabilities	(201,122)	(205,208)
Net deferred tax liabilities	$(64,636)	$(44,774)
We have federal net operating loss carry forwards of approximately $215.8 million at December 31, 2022. A portion of those losses are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be fully realized. NOL deductions generated in tax years after December 31, 2017 can offset 100% of taxable income for periods prior to 2021 but only 80% of taxable income after 2020. The CARES Act also prohibits NOL carrybacks on NOLs generated after December 31, 2020 but allows indefinite carryforwards. As of December 31, 2022, we have general business credits of approximately $1.0 million, which will expire beginning in 2033. These credits are expected to be fully realized.
The following table is a reconciliation of our unrecognized tax benefits (in thousands):

	Year ended December 31,
	2022	2021	2020
Balance as of January 1	$856	$—	$—
Additions for tax positions of prior years	—	856	—
Balance as of December 31	$856	$856	$—
If the unrecognized tax benefits of $0.9 million are realized, this would negatively impact the effective tax rate. As of December 31, 2022, 2021 and 2020, we had approximately $0.5 million, $0.4 million, and zero, respectively, of interest and penalties related to uncertain tax positions. During 2022, 2021 and 2020, we accrued and recognized estimated interest and penalties related to uncertain tax positions of approximately $0.1 million, $0.4 million and zero, respectively. We include potential interest and penalties related to uncertain tax positions in the income tax (expense)/benefit line item in our Consolidated Statements of Operations. We do not expect a significant change to the unrecognized tax benefits during the next twelve months. Tax returns filed with the IRS for the years 2019 through 2021 along with tax returns filed with numerous state entities remain subject to examination.

NOTE T— REVENUE
We consider sales disaggregated at the product and service level by business segment to depict how the nature, amount, timing and uncertainty of revenues and cash flow are impacted by changes in economic factors. The following table reflects our sales disaggregated by major source (in thousands):

	Year Ended December 31, 2022			Year Ended December 31, 2021
Category	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales
Product	$576,293	$563,480	$1,139,773	$407,772	$488,431	$896,203
Service	385,374	—	385,374	207,676	—	207,676
Total Sales	$961,667	$563,480	$1,525,147	$615,448	$488,431	$1,103,879
The following tables reflect the changes in our contract assets, which we classify as unbilled receivables and our contract liabilities, which we classify as deferred revenues (in thousands):

	Unbilled Receivables
	December 31, 2022	December 31, 2021
Beginning Balance	$1,957	$47,982
Reclassifications to billed receivables	(4,457)	(105,305)
Revenues recognized in excess of period billings	2,500	59,280
Ending Balance	$—	$1,957
We enter into certain customer supply agreements which give the customers the right to purchase certain products for a discounted price at certain volumes over an average initial contract term of one to fifteen years. The advance payments represent future purchases and are recorded as deferred revenue, recognized as revenue over the contract term of each supply agreement.

	Deferred Revenue
	December 31, 2022	December 31, 2021
Beginning Balance	$20,741	$33,692
Revenues recognized from balances held at the beginning of the period	(3,905)	(13,172)
Revenues deferred from period collections on unfulfilled performance obligations	27,398	5,207
Revenues recognized from period collections	(13,482)	(4,986)
Ending Balance	$30,752	$20,741
We have elected to use the practical expedients allowed under ASC 606-10-50-14, pursuant to which we have excluded disclosures of transaction prices allocated to remaining performance obligations and when we expect to recognize such revenue. The majority of our remaining performance obligations are primarily comprised of unfulfilled product, transportation service, and labor service orders, all of which hold a remaining duration of less than one year. The long term portion of deferred revenue primarily represents a combination of refundable and nonrefundable customer prepayments for which related current performance obligations do not yet exist, but are expected to arise, before the expiration of the contract. Our residual unfulfilled performance obligations are comprised primarily of long-term equipment rental arrangements in which we recognize revenues equal to what we have a right to invoice. Generally, no variable consideration exists related to our remaining performance obligations and no consideration is excluded from the associated transaction prices. However, the changes in the deferred revenue balance are partially attributable to revenue recognized as variable consideration from shortfall fees assessed to multiple customers according to contract terms as of December 31, 2022 and 2021. For the years ended December 31, 2022 and 2021, we recognized revenue as variable consideration from shortfall fees according to contract terms in the amounts of $1.1 million and $49.7 million, respectively. We believe these amounts are the best estimates of revenue to recognize as of year end.
During the second quarter of 2021, we entered into an agreement to settle a customer dispute regarding fees related to minimum purchase commitments from 2014-2020. As a result of this settlement, we recognized approximately $49.0 million in revenue as of June 30, 2021. These amounts were received in full during the second and third quarters of 2021.

Foreign Operations
The following table includes information related to our foreign operations (in thousands):

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
Total Sales	$112,753	$96,317	$86,179
Pre-tax income	$16,313	$11,252	$8,509
Net income	$12,887	$8,889	$6,722
Foreign operations constituted approximately $33.4 million and $30.7 million of consolidated assets as of December 31, 2022 and 2021, respectively.

NOTE U— RELATED PARTY TRANSACTIONS
There were no related party transactions during the years ended December 31, 2022, 2021 or 2020.

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

The following table presents sales and segment contribution margin (in thousands) for the reportable segments and other operating results not allocated to the reported segments:

	Year Ended December 31,
	2022	2021	2020
Sales:
Oil & Gas Proppants	$961,667	$615,448	$414,897
Industrial & Specialty Products	563,480	488,431	430,988
Total sales	1,525,147	1,103,879	845,885
Segment contribution margin:
Oil & Gas Proppants	301,837	160,052	142,041
Industrial & Specialty Products	170,280	168,499	159,176
Total segment contribution margin	472,117	328,551	301,217
Operating activities excluded from segment cost of sales	(17,159)	(19,655)	(30,402)
Selling, general and administrative	(143,838)	(119,628)	(124,171)
Depreciation, depletion and amortization	(140,166)	(161,131)	(155,568)
Goodwill and other asset impairments	—	(202)	(110,688)
Interest expense	(77,598)	(71,157)	(79,885)
Other income, net, including interest income	10,643	6,146	24,350
Income tax (expense) benefit	(26,159)	2,755	60,025
Net income (loss)	$77,840	$(34,321)	$(115,122)
Less: Net loss attributable to non-controlling interest	(336)	(560)	(1,028)
Net income (loss) attributable to U.S. Silica Holdings, Inc.	$78,176	$(33,761)	$(114,094)

Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. At both December 31, 2022 and 2021, goodwill of $185.6 million has been allocated to these segments with zero assigned to Oil & Gas Proppants and $185.6 million to Industrial & Specialty Products.

NOTE W— PARENT COMPANY FINANCIALS

U.S. SILICA HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31,
	2022	2021
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$48,398	$46,996
Other receivables	275	—
Due from affiliates	160,315	165,632
Total current assets	208,988	212,628
Investment in subsidiaries	495,776	401,691
Total assets	$704,764	$614,319
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$50	$50
Dividends payable	20	186
Total current liabilities	70	236
Total liabilities	70	236
Stockholders’ Equity:
Preferred stock	—	—
Common stock	854	845
Additional paid-in capital	1,234,834	1,218,575
Retained deficit	(351,084)	(429,260)
Treasury stock, at cost	(186,196)	(186,294)
Accumulated other comprehensive (loss) income	(1,723)	349
Total U.S. Silica Holdings, Inc. stockholders’ equity	696,685	604,215
Non-controlling interest	8,009	9,868
Total stockholders' equity	704,694	614,083
Total liabilities and stockholders’ equity	$704,764	$614,319

U.S. SILICA HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Sales	$—	$—	$—
Cost of sales	—	—	—
Operating expenses
Selling, general and administrative	253	252	253
Total operating expenses	253	252	253
Operating loss	(253)	(252)	(253)
Other income (expense)
Interest income	565	5	210
Total other income	565	5	210
Income (loss) before income taxes and equity in net earnings of subsidiaries	312	(247)	(43)
Income tax expense	—	—	—
Income (loss) before equity in net earnings of subsidiaries	312	(247)	(43)
Equity in earnings of subsidiaries, net of tax	77,528	(34,074)	(115,079)
Net income (loss)	$77,840	$(34,321)	$(115,122)
Less: Net loss attributable to non-controlling interest	(336)	(560)	(1,028)
Net income (loss) attributable to U.S. Silica Holdings, Inc.	$78,176	$(33,761)	$(114,094)

Net income (loss)	$77,840	$(34,321)	$(115,122)
Other comprehensive (loss) income
Unrealized (loss) gain on derivatives (net of tax of $(746), $0, and $973 for 2022, 2021, and 2020, respectively)	(2,342)	—	3,053
Foreign currency translation adjustment (net of tax of $(269), $(309), and $444 for 2022, 2021 and 2020, respectively)	(845)	(1,000)	1,391
Pension and other post-retirement benefits liability adjustment (net of tax of $355, $3,131, and $2,207 for 2022, 2021 and 2020, respectively)	1,115	9,828	6,931
Comprehensive income (loss)	$75,768	$(25,493)	$(103,747)
Less: Comprehensive loss attributable to non-controlling interest	(336)	(560)	(1,028)
Comprehensive income (loss) attributable to U.S. Silica Holdings, Inc.	$76,104	$(24,933)	$(102,719)

U.S. SILICA HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

(amounts in thousands)	Par Value	Treasury Stock	Additional Paid-In Capital	Retained Deficit - Present	Accumulated Other Comprehensive (Loss) Income	Total U.S. Silica, Inc. Stockholders' Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2020	$823	$(180,912)	$1,185,116	$(279,956)	$(19,854)	$705,217	$11,363	$716,580
Net loss	—	—	—	(114,094)	—	(114,094)	(1,028)	(115,122)
Unrealized gain on derivatives	—	—	—	—	3,053	3,053	—	3,053
Foreign currency translation adjustment	—	—	—	—	1,391	1,391	—	1,391
Pension and post-retirement liability	—	—	—	—	6,931	6,931	—	6,931
Cash dividend declared ($0.02 per share)	—	—	—	(1,446)	—	(1,446)	—	(1,446)
Contributions from non-controlling interest	—	—	—	—	—	—	1,196	1,196
Common stock-based compensation plans activity:
Equity-based compensation	—	—	14,911	—	—	14,911	—	14,911
Shares withheld for employee taxes related to vested restricted stock and stock units	4	(703)	(4)	—	—	(703)	—	(703)
Balance at December 31, 2020	$827	$(181,615)	$1,200,023	$(395,496)	$(8,479)	$615,260	$11,531	$626,791
Net loss	—	—	—	(33,761)	—	(33,761)	(560)	(34,321)
Foreign currency translation adjustment	—	—	—	—	(1,000)	(1,000)	—	(1,000)
Pension and post-retirement liability	—	—	—	—	9,828	9,828	—	9,828
Cash dividends	—	—	—	(3)	—	(3)	—	(3)
Distributions to non-controlling interest	—	—	—	—	—	—	(1,103)	(1,103)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	18,809	—	—	18,809	—	18,809
Proceeds from options exercised	—	344	(239)	—	—	105	—	105
Shares withheld for employee taxes related to vested restricted stock and stock units	18	(5,023)	(18)	—	—	(5,023)	—	(5,023)
Balance at December 31, 2021	$845	$(186,294)	$1,218,575	$(429,260)	$349	$604,215	$9,868	$614,083
Net income (loss)	—	—	—	78,176	—	78,176	(336)	77,840
Unrealized loss on derivatives	—	—	—	—	(2,342)	(2,342)	—	(2,342)
Foreign currency translation adjustment	—	—	—	—	(845)	(845)	—	(845)
Pension and post-retirement liability	—	—	—	—	1,115	1,115	—	1,115
Cash dividends	—	—	—	—	—	—	—	—
Distributions to non-controlling interest	—	—	—	—	—	—	(1,523)	(1,523)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	18,364	—	—	18,364	—	18,364
Proceeds from options exercised	—	3,051	(2,096)	—	—	955	—	955
Shares withheld for employee taxes related to vested restricted stock and stock units	9	(2,953)	(9)	—	—	(2,953)	—	(2,953)
Balance at December 31, 2022	$854	$(186,196)	$1,234,834	$(351,084)	$(1,723)	$696,685	$8,009	$704,694

U.S. SILICA HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Operating activities:
Net income (loss)	$77,840	$(34,321)	$(115,122)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Undistributed (income) loss from equity method investment, net	(77,528)	34,074	115,079
Changes in assets and liabilities, net of effects of acquisitions:
Other receivables	(275)	—	—
Accounts payable and accrued liabilities	—	(236)	155
Net cash provided by (used in) operating activities	37	(483)	112
Investing activities:
Investment in subsidiary	—	—	—
Net cash used in investing activities	—	—	—
Financing activities:
Dividends paid	(164)	(26)	(6,185)
Proceeds from options exercised	955	105	—
Tax payments related to shares withheld for vested restricted stock and stock units	(2,953)	(5,023)	(703)
(Distributions to) contributions from non-controlling interest	(1,523)	(1,103)	1,196
Net financing activities with subsidiaries	5,050	6,675	582
Net cash provided by (used in) financing activities	1,365	628	(5,110)
Net increase (decrease) in cash and cash equivalents	1,402	145	(4,998)
Cash and cash equivalents, beginning of period	46,996	46,851	51,849
Cash and cash equivalents, end of period	$48,398	$46,996	$46,851
Supplemental cash flow information:
Cash received during the period for:
Interest	$(565)	$(17)	$(210)

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

No cash dividends were paid to the parent by its consolidated entities for the years presented in the condensed financial statements.

NOTE X— IMPAIRMENTS

We recorded impairment charges (in thousands) for the following assets:

Description	December 31, 2022	December 31, 2021	December 31, 2020
Inventories, net	$—	$—	$6,837
Property, plant and mine development, net	—	164	11,822
Operating lease right-of-use assets	—	—	3,406
Goodwill	—	—	86,100
Intangible assets, net	—	38	2,523
Total	$—	$202	$110,688

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

Inventories, net

We recorded impairment charges primarily related to unused inventory at plants we idled. These charges related to the Oil & Gas Proppants segment and are recorded in "Goodwill and other asset impairments" in the Consolidated Statements of Operations.

Property, plant and mine development
We estimated the future undiscounted net cash flows of certain asset groupings using estimates of proven and probable sand reserves, estimated future sales prices (considering historical and current prices, price trends and related factors) and operating costs and anticipated capital expenditures. In the cases where the undiscounted cash flows are less than the carrying value of the assets, we recognized an impairment loss equal to the amount by which the carrying value exceeds the fair value of the assets. Impairment charges were recorded related primarily to our Kosse, Texas facility, which was idled. These charges related to the Oil & Gas Proppants segment and are recorded in "Goodwill and other asset impairments" in the Consolidated Statements of Operations.

Operating lease right-of-use assets

We determined the fair value of the railcars primarily utilizing internally developed cash flow models and quoted market prices, discounted at an appropriate weighted average cost of capital. As a result, we recognized impairment charges primarily related to various equipment leases and an office building lease. These charges related mainly to the Oil & Gas Proppants segment and are recorded in "Goodwill and other asset impairments" in the Consolidated Statements of Operations.

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

NOTE Y-SUBSEQUENT EVENTS
We evaluated subsequent events through the date the consolidated financial statements were available for issuance and did not identify any events requiring disclosure.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Solely as a result of the changes we had to make to our mining disclosures in our Form 10-K for the fiscal year ended December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021. To remediate this conclusion, during 2022 we engaged a new qualified person to prepare our mining technical report studies and review the related mining disclosures. Because the omitted disclosures did not affect our financial statements, no additional remediation was deemed necessary. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As noted in the COSO framework, an internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance to management and the Board of Directors regarding achievement of an entity's financial reporting objectives. Based upon the evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in its report below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
U.S. Silica Holdings, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of U.S. Silica Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 24, 2023 expressed an unqualified opinion on those financial statements.

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

GRANT THORNTON LLP
Houston, Texas
February 24, 2023

ITEM 9B.	OTHER INFORMATION
Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to directors and corporate governance will be set forth under “Proposal No. 1: Election of Directors” in the 2023 Proxy Statement and is incorporated herein by reference.
The information required by this item with respect to executive officers of U.S. Silica, pursuant to the instruction of Item 401 of Regulation S-K, is set forth following Part I, Item 1. of this Annual Report on Form 10-K under “Executive Officers of the Registrant”.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item will be set forth under “Executive and Director Compensation” and “Report of Compensation Committee” in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management will be set forth under “Stock Ownership” in the 2023 Proxy Statement and is incorporated herein by reference.
The information required by Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is furnished as a separate item captioned “Securities Authorized for Issuance Under Equity Compensation Plans” included in Part II, Item 5. of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth under “Transactions with Related Persons” and “Determination of Independence” in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be set forth under “Ratification of Grant Thornton LLP as Independent Registered Public Accounting Firm for 2023” in the 2023 Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this report:
    Consolidated Financial Statements
The Consolidated Financial Statements, together with the report thereon of Grant Thornton LLP, dated February 24, 2023, are included as part of Item 8. Financial Statements and Supplementary Data.

    Financial Statement Schedules
Schedule I - Condensed Financial Information of Parent (U.S. Silica Holdings, Inc.) at December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020 is included in Note W - Parent Company Financial Statements to the Consolidated Financial Statements, included as part of Item 8. Financial Statements and Supplementary Data.

    Exhibits
The information called for by this Item is incorporated herein by reference from the Exhibit Index included in this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1#	Agreement and Plan of Merger, dated as of March 22, 2018, by and among EP Acquisition Parent, Inc. US Silica Company, Tranquility Acquisition Corp., EPMC Parent LLC, as the Stockholders' Representative, and solely for the purposes of Section 11.17, Golden Gate Private Equity, Inc.	10-Q	001-35416	2.1	April 24, 2018
3.1	Third Amended and Restated Certificate of Incorporation of U.S. Silica Holdings, Inc., effective May 4, 2017.	8-K	001-35416	3.1	May 10, 2017
3.2	Third Amended and Restated Bylaws of U.S. Silica Holdings, Inc., effective May 4, 2017.	8-K	001-35416	3.2	May 10, 2017
4.1	Specimen Common Stock Certificate.	S-1/A	333-175636	4.1	December 7, 2011
4.2	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Exchange Act	10-K	001-35416	4.2	February 25, 2020
10.1+	Employment Agreement dated as of March 22, 2012 by and between U.S. Silica Company and Bryan A. Shinn	8-K	001-35416	10.1	March 22, 2012
10.2+	Form of Nonqualified Stock Option Agreement.	S-1/A	333-175636	10.17	August 29, 2011

10.3+	Form of Indemnification Agreement.	S-1/A	333-175636	10.20	December 29, 2011
10.4+	Letter Agreement, dated as of December 27, 2011, by and between William J. Kacal and U.S. Silica Holdings, Inc.	S-1/A	333-175636	10.24	December 29, 2011
10.5+	Letter Agreement, dated April 27, 2012, by and between Peter Bernard and U.S. Silica Holdings, Inc.	8-K	001-35416	10.10	May 1, 2012
10.6+	Omnibus Amendment dated February 18, 2016 to Award Agreements.	8-K	001-35416	10.3	February 23, 2016
10.7+	Form of Nonqualified Stock Option Agreement.	10-K	001-35416	10.2	February 25, 2015
10.8+	Amendment dated February 18, 2016 to Employment Agreement by and between U.S. Silica Holdings, Inc. and Bryan Shinn.	8-K	001-35416	10.2	February 23, 2016
10.9+	Omnibus Amendment dated November 3, 2016 to Award Agreements.	10-K	001-35416	10.22	February 23, 2017
10.10+	Letter Agreement, effective August 15, 2017, by and between Diane Duren and U.S. Silica Holdings, Inc.	8-K	001-35416	10.1	August 18, 2017
10.11	Third Amended and Restated Credit Agreement, dated as of May 1, 2018, by and among U.S. Silica Holdings, Inc., through its subsidiaries, USS Holdings, Inc., as guarantor, and U.S. Silica Company, as borrower, and certain of U.S. Silica’s subsidiaries as additional guarantors and BNP Paribas, as administrative agent and the lenders named therein.	8-K	001-35416	10.1	May 2, 2018
10.12	Consent and Amendment Agreement, dated as of August 23, 2019, among U.S. Silica Company and BNP Paribas, as administrative agent and the lenders named therein, amending that certain Third Amended and Restated Credit Agreement, dated as of May 1, 2018.	10-Q	001-35416	10.1	October 30, 2019
10.13+	Form of Performance Share Unit Agreement (Adjusted Cash Flow) Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan	10-Q	001-35416	10.1	May 1, 2019
10.14+	Form of Performance Share Unit Agreement (Relative TSR) Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan	10-Q	001-35416	10.2	May 1, 2019
10.15+	Form of Restricted Stock Agreement Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan.	10-Q	001-35416	10.3	May 1, 2019
10.16+	Form of Restricted Stock Unit Agreement, pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan.	10-Q	001-35416	10.1	May 1, 2020
10.17+	U.S. Silica Holdings, Inc. Amended and Restated Change in Control Severance Plan, as amended and restated April 29, 2020.	10-Q	001-35416	10.2	May 1, 2020
10.18+	Form of Performance Share Unit Agreement (Relative TSR) Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan	10-Q	001-35416	10.1	April 30, 2021
10.19+	Letter Agreement, effective September 21, 2021, by and between Sandra Rogers and U.S. Silica Holdings, Inc.	10-K	001-35416	10.19	February 25, 2022

10.20+	Form of Restricted Stock Unit Agreement Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan	10-Q	001-35416	10.1	April 29, 2022
10.21+	Form of Performance Share Unit Agreement (Relative TSR) Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan	10-Q	001-35416	10.2	April 29, 2022
10.22+	Form of Performance Share Unit Agreement (Adjusted Cash Flow) Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan	10-Q	001-35416	10.3	April 29 2022
10.23+	Fourth Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan, as amended and restated May 12, 2022	8-K	001-35416	10.1	May 13, 2022
21.1*	List of subsidiaries of U.S. Silica Holdings, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
23.2*	Consent of Third Party Qualified Person
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification by Bryan A. Shinn, Chief Executive Officer.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification by Donald A. Merril, Chief Financial Officer.
32.1*	Section 1350 Certification by Bryan A. Shinn, Chief Executive Officer.
32.2*	Section 1350 Certification by Donald A. Merril, Chief Financial Officer.
95.1*	Mine Safety Disclosure.
96.1*	Technical Report Summary, Ottawa Site, LaSalle County, Illinois
96.2*	Technical Report Summary, Colado Site, Pershing County, Nevada
96.3*	Technical Report Summary, Lamesa Site, Lamesa, Dawson County, Texas
96.4*	Technical Report Summary, Crane Site, Crane County, Texas
101*	101.INS XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
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
Not applicable.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of February, 2023.

U.S. Silica Holdings, Inc.

/s/ BRYAN A. SHINN
Name:	Bryan A. Shinn
Title:	Chief Executive Officer
    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ BRYAN A. SHINN	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2023
Bryan A. Shinn

/S/ DONALD A. MERRIL	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2023
Donald A. Merril

/S/ CHARLES SHAVER	Chairman of the Board	February 24, 2023
Charles Shaver

/S/ PETER BERNARD	Director	February 24, 2023
Peter Bernard

/s/ DIANE DUREN	Director	February 24, 2023
Diane Duren

/S/ WILLIAM J. KACAL	Director	February 24, 2023
William J. Kacal

/s/ SANDRA ROGERS	Director	February 24, 2023
Sandra Rogers

S-1