Form 10-Q
period 2023-03-31
U.S. SILICA HOLDINGS, INC.
filed 2023-04-28
CIK 1524741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☑
As of April 21, 2023, 77,063,957 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

U.S. SILICA HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2023

PART I-FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; dollars in thousands except share information)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$139,494	$280,845
Accounts receivable, net	226,395	208,631
Inventories, net	152,419	147,626
Prepaid expenses and other current assets	16,525	20,182
Total current assets	534,833	657,284
Property, plant and mine development, net	1,161,250	1,178,834
Lease right-of-use assets	39,818	42,374
Goodwill	185,649	185,649
Intangible assets, net	138,452	140,809
Other assets	9,921	9,630
Total assets	$2,069,923	$2,214,580
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$178,738	$216,239
Current portion of operating lease liabilities	19,101	19,773
Current portion of long-term debt	13,590	19,535
Current portion of deferred revenue	10,793	16,275
Income tax payable	4,436	128
Total current liabilities	226,658	271,950
Long-term debt, net	897,013	1,037,458
Deferred revenue	14,390	14,477
Liability for pension and other post-retirement benefits	30,476	30,911
Deferred income taxes, net	73,304	64,636
Operating lease liabilities	60,135	64,478
Other long-term liabilities	26,390	25,976
Total liabilities	1,328,366	1,509,886
Commitments and Contingencies (Note N)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; zero issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 87,793,520 issued and 77,063,671 outstanding at March 31, 2023; 85,631,109 issued and 75,738,512 outstanding at December 31, 2022	876	854
Additional paid-in capital	1,238,098	1,234,834
Retained deficit	(306,436)	(351,084)
Treasury stock, at cost, 10,729,849 and 9,892,597 shares at March 31, 2023 and December 31, 2022, respectively	(196,116)	(186,196)
Accumulated other comprehensive loss	(2,448)	(1,723)
Total U.S. Silica Holdings, Inc. stockholders’ equity	733,974	696,685
Non-controlling interest	7,583	8,009
Total stockholders' equity	741,557	704,694
Total liabilities and stockholders’ equity	$2,069,923	$2,214,580
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Sales:
Product	$344,014	$233,234
Service	98,226	71,653
Total sales	442,240	304,887
Cost of sales (excluding depreciation, depletion and amortization):
Product	225,894	173,608
Service	67,239	53,261
Total cost of sales (excluding depreciation, depletion and amortization)	293,133	226,869
Operating expenses:
Selling, general and administrative	29,163	40,110
Depreciation, depletion and amortization	35,386	37,749
Total operating expenses	64,549	77,859
Operating income	84,558	159
Other (expense) income:
Interest expense	(24,061)	(17,173)
Other (expense) income, net, including interest income	(2,352)	1,531
Total other expense	(26,413)	(15,642)
Income (loss) before income taxes	58,145	(15,483)
Income tax (expense) benefit	(13,573)	6,969
Net income (loss)	$44,572	$(8,514)
Less: Net loss attributable to non-controlling interest	(76)	(121)
Net income (loss) attributable to U.S. Silica Holdings, Inc.	$44,648	$(8,393)
Earnings (loss) per share attributable to U.S. Silica Holdings, Inc.:
Basic	$0.58	$(0.11)
Diluted	$0.57	$(0.11)
Weighted average shares outstanding:
Basic	76,517	75,240
Diluted	78,292	75,240
Dividends declared per share	$—	$—
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$44,572	$(8,514)
Other comprehensive income:
Unrealized loss on derivatives (net of tax of $(309) and $0 for the three months ended March 31, 2023 and 2022, respectively)	(969)	—
Foreign currency translation adjustment (net of tax of $71 and $(98) for the three months ended March 31, 2023 and 2022, respectively)	222	(309)
Pension and other post-retirement benefits liability adjustment (net of tax of $7 and $1,084 for the three months ended March 31, 2023 and 2022, respectively)	22	3,462
Comprehensive income (loss)	$43,847	$(5,361)
Less: Comprehensive loss attributable to non-controlling interest	(76)	(121)
Comprehensive income (loss) attributable to U.S. Silica Holdings, Inc.	$43,923	$(5,240)
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; dollars in thousands, except per share amounts)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total U.S. Silica Holdings Inc., Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2022	$854	$(186,196)	$1,234,834	$(351,084)	$(1,723)	$696,685	$8,009	$704,694
Net income (loss)	—	—	—	44,648	—	44,648	(76)	44,572
Unrealized loss on derivatives	—	—	—	—	(969)	(969)	—	(969)
Foreign currency translation adjustment	—	—	—	—	222	222	—	222
Pension and post-retirement liability	—	—	—	—	22	22	—	22
Distributions to non-controlling interest	—	—	—	—	—	—	(350)	(350)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	3,286	—	—	3,286	—	3,286
Tax payments related to shares withheld for vested restricted stock and stock units	22	(9,920)	(22)	—	—	(9,920)	—	(9,920)
Balance at March 31, 2023	$876	$(196,116)	$1,238,098	$(306,436)	$(2,448)	$733,974	$7,583	$741,557

Balance at December 31, 2021	$845	$(186,294)	$1,218,575	$(429,260)	$349	$604,215	$9,868	$614,083
Net loss	—	—	—	(8,393)	—	(8,393)	(121)	(8,514)
Foreign currency translation adjustment	—	—	—	—	(309)	(309)	—	(309)
Pension and post-retirement liability	—	—	—	—	3,462	3,462	—	3,462
Cash dividends	—	—	—	12	—	12	—	12
Distributions to non-controlling interest	—	—	—	—	—	—	(353)	(353)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	4,382	—	—	4,382	—	4,382
Proceeds from options exercised	—	254	(171)	—	—	83	—	83
Tax payments related to shares withheld for vested restricted stock and stock units	6	(2,052)	(6)	—	—	(2,052)	—	(2,052)
Balance at March 31, 2022	$851	$(188,092)	$1,222,780	$(437,641)	$3,502	$601,400	$9,394	$610,794

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net income (loss)	$44,572	$(8,514)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	35,386	37,749
Debt issuance amortization	1,131	1,253
Original issue discount amortization	220	255
Deferred income taxes	8,899	(15,312)
Deferred revenue	(5,569)	(873)
Loss (gain) on disposal of property, plant and equipment	264	(375)
Equity-based compensation	3,286	4,382
Allowance for credit losses, net of recoveries	(186)	286
Other	8,024	8,329
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(17,578)	4,088
Inventories	(4,763)	(7,882)
Prepaid expenses and other current assets	3,657	3,493
Income taxes	4,308	7,666
Accounts payable and accrued expenses	(32,709)	(5,197)
Operating lease liabilities	(6,503)	(7,518)
Liability for pension and other post-retirement benefits	(433)	(4,740)
Other noncurrent assets and liabilities	(1,104)	(2,011)
Net cash provided by operating activities	40,902	15,079
Investing activities:
Capital expenditures	(18,929)	(7,030)
Capitalized intellectual property costs	(107)	(67)
Proceeds from sale of property, plant and equipment	105	714
Net cash used in investing activities	(18,931)	(6,383)
Financing activities:
Dividends paid	(1)	(151)
Proceeds from options exercised	—	83
Tax payments related to shares withheld for vested restricted stock and stock units	(9,920)	(2,052)
Payments on short-term debt	(2,814)	(2,212)
Payments on long-term debt	(109,062)	(3,338)
Financing fees paid	(40,949)	—
Distributions to non-controlling interest	(350)	(353)
Principal payments on finance lease obligations	(226)	(330)
Net cash used in financing activities	(163,322)	(8,353)
Net (decrease) increase in cash and cash equivalents	(141,351)	343
Cash and cash equivalents, beginning of period	280,845	239,425
Cash and cash equivalents, end of period	$139,494	$239,768

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited; dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$21,401	$15,702
Taxes, net of refunds	$354	$(20,403)
Non-cash items:
Accrued capital expenditures	$4,793	$121
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; dollars in thousands, except per share amounts)
NOTE A—ORGANIZATION AND BASIS OF PRESENTATION
Organization
U.S. Silica Holdings, Inc. (“Holdings,” and together with its subsidiaries “we,” “us” or the “Company”) is a global performance materials company and a leading producer of commercial silica used in the oil and gas industry and in a wide range of industrial applications. In addition, through our subsidiary EP Minerals, LLC ("EPM"), we are an industry leader in the production of industrial minerals, including diatomaceous earth, clay (calcium bentonite and calcium montmorillonite) and perlite. During our 123-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver products to customers across our end markets. Our operations are organized into two reportable segments based on end markets served: (1) Oil & Gas Proppants and (2) Industrial & Specialty Products. See Note T - Segment Reporting for more information on our reportable segments.
Basis of Presentation and Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements for the quarter ended March 31, 2023 included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). They do not contain certain information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022; therefore, the unaudited Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Operating results for the three-month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023. In the opinion of management, all adjustments necessary for a fair presentation have been included. Such adjustments are of a normal, recurring nature.
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
New Accounting Pronouncements Recently Adopted

None.

New Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting followed by ASU 2021-01, Reference Rate Reform (Topic 848): Scope, issued in January 2021 to provide clarifying guidance regarding the scope of Topic 848. ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Generally, the guidance is to be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. In April 2022, the FASB proposed to extend the effective date through December 31, 2024 and affirmed this decision in December 2022. Upon execution of the Fourth Amendment to our Credit Agreement, we have transitioned from LIBOR. See Note I - Debt for discussion of the Fourth Amendment of the Credit Agreement.

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
The following table shows the computation of basic and diluted earnings per share:

In thousands, except per share amounts	Three Months Ended March 31,
	2023	2022
Numerator:
Net income (loss) attributable to U.S. Silica Holdings, Inc.	$44,648	$(8,393)

Denominator:
Weighted average shares outstanding	76,517	75,240
Diluted effect of stock awards	1,775	—
Weighted average shares outstanding assuming dilution	78,292	75,240

Earnings (loss) per share attributable to U.S. Silica Holdings, Inc.:
Basic earnings (loss) per share	$0.58	$(0.11)
Diluted earnings (loss) per share	$0.57	$(0.11)

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

In thousands	Three Months Ended March 31,
	2023	2022
Potentially dilutive shares excluded	—	1,808
Stock options excluded	445	541
Restricted stock and performance share unit awards excluded	50	12
NOTE D—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) consists of fair value adjustments associated with accumulated adjustments for net experience losses and prior service costs related to employee benefit plans and foreign currency translation adjustments, net of tax. The following table presents the changes in accumulated other comprehensive income (loss) by component (in thousands):

	For the Three Months Ended March 31, 2023
	Unrealized loss on natural gas swaps	Foreign currency translation adjustments	Pension and other post-retirement benefits liability	Total
Beginning Balance	$(2,342)	$(1,262)	$1,881	$(1,723)
Other comprehensive (loss) income before reclassifications	(969)	222	511	(236)
Amounts reclassified from accumulated other comprehensive income	—	—	(489)	(489)
Ending Balance	$(3,311)	$(1,040)	$1,903	$(2,448)
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
NOTE E—ACCOUNTS RECEIVABLE
Accounts receivable are recorded when billed or accrued and represent claims against third parties that will be settled in cash. The carrying value of our accounts receivable, net of the allowance for credit losses, represents their estimated net realizable value. Accounts receivable (in thousands) consisted of the following:

	March 31, 2023	December 31, 2022
Trade receivables	$227,488	$209,683
Less: Allowance for credit losses	(5,445)	(5,691)
Net trade receivables	222,043	203,992
Other receivables	4,352	4,639
Total accounts receivable	$226,395	$208,631

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

The following table reflects the change of the allowance for credit losses (in thousands):

	Oil & Gas Proppants	Industrial & Specialty Products	Total
Beginning balance, December 31, 2022	$4,028	$1,663	$5,691
Allowance for credit losses	—	(186)	(186)
Write-offs	—	(60)	(60)
Ending balance, March 31, 2023	$4,028	$1,417	$5,445
Our ten largest customers accounted for 45% and 40% of total sales for the three months ended March 31, 2023 and 2022, respectively. No customers accounted for 10% or more of our total sales for the three months ended March 31, 2023 or 2022. At March 31, 2023 and December 31, 2022, none of our customers' accounts receivable represented 10% or more of our total trade accounts receivable.
NOTE F—INVENTORIES
Inventories (in thousands) consisted of the following:

	March 31, 2023	December 31, 2022
Supplies	$59,743	$54,805
Raw materials and work in process	49,563	47,042
Finished goods	43,113	45,779
Total inventories	$152,419	$147,626

NOTE G—PROPERTY, PLANT AND MINE DEVELOPMENT
Property, plant and mine development (in thousands) consisted of the following:

	March 31, 2023	December 31, 2022
Mining property and mine development	$790,532	$789,601
Asset retirement cost	8,869	8,869
Land	53,128	53,128
Land improvements	83,060	76,456
Buildings	76,321	73,151
Machinery and equipment	1,232,641	1,217,933
Furniture and fixtures	3,922	3,922
Construction-in-progress	43,389	55,696
	2,291,862	2,278,756
Accumulated depreciation, depletion, amortization and impairment charges	(1,130,612)	(1,099,922)
Total property, plant and mine development, net	$1,161,250	$1,178,834
Depreciation, depletion, and amortization expense related to property, plant and mine development was $32.3 million and $34.8 million for the three months ended March 31, 2023 and 2022, respectively.

NOTE H—GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill (in thousands) by business segment consisted of the following:

	Oil & Gas Proppants Segment	Industrial & Specialty Products Segment	Total
Balance at December 31, 2022	$—	$185,649	$185,649
Impairment loss	—	—	—
Balance at March 31, 2023	$—	$185,649	$185,649

Goodwill and trade names are evaluated for impairment annually as of October 31, or more frequently when indicators of impairment exist. We evaluated events and circumstances since the date of our last qualitative assessment, including macroeconomic conditions, industry and market conditions, and our overall financial performance. There were no triggering events during the first three months of 2023, therefore, no impairment charges were recorded related to goodwill or trade names for the three months ended March 31, 2023.
The changes in the carrying amount of intangible assets (in thousands) consisted of the following:

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Technology and intellectual property	$71,718	$(31,214)	$40,504	$71,651	$(29,990)	$41,661
Customer relationships	66,999	(33,991)	33,008	66,999	(32,791)	34,208
Total definite-lived intangible assets:	$138,717	$(65,205)	$73,512	$138,650	$(62,781)	$75,869
Trade names	64,240	—	64,240	64,240	—	64,240
Other	700	—	700	700	—	700
Total intangible assets:	$203,657	$(65,205)	$138,452	$203,590	$(62,781)	$140,809

Estimated useful life of technology and intellectual property is 15 years. Estimated useful life of customer relationships is a range of 13 - 20 years.

Amortization expense was $2.4 million for both the three months ended March 31, 2023 and 2022.

The estimated amortization expense related to definite-lived intangible assets (in thousands) for the five succeeding years is as follows:

2023 (remaining nine months)	$7,277
2024	$9,702
2025	$9,701
2026	$9,701
2027	$9,701

NOTE I—DEBT
Debt (in thousands) consisted of the following:

	March 31, 2023	December 31, 2022
Senior secured credit facility:
Revolver expiring March 23, 2028 (9.63% at March 31, 2023 and 8.44% at December 31, 2022)	$—	$—
Term Loan—final maturity March 23, 2030 (9.63% at March 31, 2023 and 8.44% at December 31, 2022)	950,000	1,059,062
Less: Unamortized original issue discount	(29,510)	(2,035)
Less: Unamortized debt issuance cost	(15,729)	(8,922)
Insurance financing notes payable	2,814	5,628
Finance leases (See Note P - Leases)	3,028	3,260
Total debt	910,603	1,056,993
Less: current portion	(13,590)	(19,535)
Total long-term portion of debt	$897,013	$1,037,458
Senior Secured Credit Facility
On March 23, 2023, we entered into a Fourth Amended and Restated Credit Agreement (the "Credit Agreement"), by entering into a new $1.1 billion senior secured credit facility, consisting of a $950 million Term Loan (the "Term Loan") and a $150 million revolving credit facility (the "Revolver") (collectively the "Credit Facility") that may also be used for swingline loans or letters of credit, and we may elect to increase the term loan or the revolving credit facility in accordance with the terms of the Credit Agreement. Borrowings under the Credit Agreement will bear interest at variable rates as determined at our election, based on the Term Secured Overnight Financing Rate ("SOFR") or a base rate, in each case, plus an applicable margin. In addition, under the Credit Agreement, we are required to pay a per annum commitment fee to revolving lenders and fees for letters of credit. The Credit Agreement is secured by substantially all of our assets and our domestic subsidiaries' assets and a pledge of the equity interests in such entities. The Term Loan matures on March 23, 2030, and the Revolver expires March 23, 2028. We capitalized $45.2 million in debt issuance costs and original issue discount as a result of the Credit Agreement. Additionally, as a result of the exit of certain lending parties, a portion of debt issuance and original discount costs were written off which resulted in additional expense of approximately $4.3 million. This was recorded as a loss on the extinguishment of debt, which was recorded in Other (expense) income, net, including interest income in the Condensed Consolidated Statements of Operations.
The Credit Facility contains covenants that, among other things, limit our ability, and certain of our subsidiaries' abilities, to create, incur or assume indebtedness and liens, to make acquisitions or investments, to sell assets and to pay dividends. The Credit Agreement also requires us to maintain a consolidated leverage ratio of no more than 4.00:1.00 as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 2.85:1.00, or 35%, of the Revolver commitment. These covenants are subject to a number of important exceptions and qualifications. The Credit Agreement includes events of default and other affirmative and negative covenants that are usual for facilities and transactions of this type. As of March 31, 2023 and December 31, 2022, we were in compliance with all covenants in accordance with our senior secured Credit Facility.

Term Loan
At March 31, 2023, contractual maturities of our Term Loan (in thousands) are as follows:

2023 (remaining nine months)	$7,125
2024	9,500
2025	9,500
2026	9,500
2027	9,500
Thereafter	904,875
Total	$950,000
Prior to the execution of the Fourth Amendment to the Credit Agreement, we repurchased outstanding debt under the Term Loan in the amount of $109 million. A proportionate share of debt issuance and original discount costs were written off in conjunction with this repurchase which resulted in additional expense of approximately $1.0 million. As a result, we recorded a loss on extinguishment of debt in the amount of $1.0 million. The loss on extinguishment was recorded in Other (expense) income, net, including interest income in the Condensed Consolidated Statements of Operations.
Revolving Line-of-Credit
We have a $150.0 million Revolver with zero drawn and $21.3 million allocated for letters of credit as of March 31, 2023, leaving $128.7 million available under the Revolver.
Based on our consolidated leverage ratio of 2.14:1.00 as of March 31, 2023, we may draw up to approximately $52.6 million without the consent of our lenders. With the consent of our lenders, we have access to the full availability of the Revolver.
Insurance Financing Notes Payable

During the third quarter of 2022, we renewed our insurance policies and financed the payments through notes payable with a stated interest rate of 6.0%. These payments will be made in installments throughout a nine-month period and, as such, have been classified as current debt. As of March 31, 2023, the notes payable had a balance of $2.8 million.

NOTE J—ASSET RETIREMENT OBLIGATIONS
Mine reclamation or future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at such site at the expected abandonment date. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates at inactive mines are reflected in earnings in the period an estimate is revised. Liabilities related to our asset retirement obligations are reflected in other long-term liabilities on our balance sheets. Changes in the asset retirement obligations (in thousands) are as follows:

	Three Months Ended March 31,
	2023	2022
Beginning balance	$20,732	$32,049
Accretion	512	374
Additions and revisions of estimates	—	(3,126)
Payments	(14)	—
Ending balance	$21,230	$29,297
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
Cash Equivalents
Due to the short-term maturity, we believe our cash equivalent instruments approximated their reported carrying values, therefore we have classified our cash equivalents as Level 1 of the fair value hierarchy.
Long-Term Debt, Including Current Maturities
The fair values of our long-term debt, including current maturities, approximated their carrying values based on their effective interest rates compared to current market rates, therefore we have classified our long-term debt as Level 1 of the fair value hierarchy.
Derivative Instruments
The estimated fair value of our derivative instruments is recorded at each reporting period and is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, we have classified these swap agreements as Level 2 of the fair value hierarchy.

NOTE L—DERIVATIVE INSTRUMENTS
Cash Flow Hedges of Natural Gas Price Risk
Natural gas is the primary fuel source used for drying in the commercial silica production process. In the past, the price of natural gas has been volatile, and we believe this volatility may continue. In order to manage our exposure to natural gas price increases, we entered into natural gas swaps. The derivative instruments are recorded on the balance sheet within other current or long-term assets or liabilities based on maturity dates at their fair values. As of March 31, 2023, the fair value of our natural gas swaps was a liability of $4.3 million, of which $3.5 million was classified within accounts payable and accrued liabilities on our balance sheet and $0.8 million was classified within other long-term obligations on our balance sheet. At December 31, 2022, the fair value of our natural gas swaps was a liability of $3.1 million, of which $2.3 million was classified within accounts payable and accrued liabilities on our balance sheet and $0.8 million was classified within other long-term obligations on our balance sheet.
We designated the natural gas swap agreements as qualified cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument was reported as a component of other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings.
The following table summarizes the fair values of our derivative instruments (in thousands, except contract/notional amount). See Note K - Fair Value Accounting for more information regarding the estimated fair values of our derivative instruments.

	March 31, 2023				December 31, 2022
	Maturity Date	Contract/Notional Amount (MMBtu)	Carrying Amount	Fair Value	Maturity Date	Contract/Notional Amount (MMBtu)	Carrying Amount	Fair Value
Natural Gas - W. Texas (WAHA) - Inside FERC	2023	1,200,000	$(2,113)	$(2,113)	2023	1,200,000	$(1,887)	$(1,887)
Natural Gas - W. Texas (WAHA) - Inside FERC	2024	870,000	$(932)	$(932)	2024	870,000	$(656)	$(656)
Natural Gas - W. Texas (WAHA) - Inside FERC	2024	750,000	$(481)	$(481)	N/A	N/A	$—	$—
Natural Gas - Henry Hub - NYMEX	2023	300,000	$(618)	$(618)	2023	300,000	$(425)	$(425)
Natural Gas - Henry Hub - NYMEX	2024	120,000	$(167)	$(167)	2024	120,000	$(85)	$(85)
Natural Gas - Henry Hub - NYMEX	2025	90,000	$(54)	$(54)	2025	90,000	$(35)	$(35)
During the three months ended March 31, 2023, we had no ineffectiveness for the natural gas swap derivatives.
The following table summarizes the effect of derivative instruments (in thousands) on our income statements and our consolidated statements of comprehensive income:

	Three Months Ended March 31,
	2023	2022
Deferred losses from derivatives in OCI, beginning of period	$(2,342)	$—
Loss recognized in OCI from derivative instruments	(969)	—
Deferred losses from derivatives in OCI, end of period	$(3,311)	$—
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

Stock Options

The following table summarizes the status of, and changes in, our stock option awards during the three months ended March 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2022	508,523	$36.22	2.0 years
Granted	—	$—
Exercised	—	$—
Forfeited	(48,857)	$37.65
Expired	(15,000)	$23.06
Outstanding at March 31, 2023	444,666	$36.51	1.8 years
Exercisable at March 31, 2023	444,666	$36.51	1.8 years
There were no grants of stock options during the three months ended March 31, 2023 and 2022.
The following table summarizes stock option exercise activity:

	Three months ended March 31,
	2023	2022
Options exercised (in actual shares)	—	7,500
Intrinsic value of options exercised (in thousands)	$—	$25
Cash received from options exercised (in thousands)	$—	$83
Tax benefit realized from options exercised (in thousands)	$—	$6
As of March 31, 2023 and 2022, there was no unrecognized compensation expense related to these options. We account for forfeitures as they occur.
Restricted Stock and Restricted Stock Unit Awards
The following table summarizes the status of, and changes in, our unvested restricted stock awards during the three months ended March 31, 2023:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2022	1,438,386	$9.37
Granted	493,934	$11.97
Vested	(613,378)	$8.25
Forfeited	(74,446)	$7.13
Unvested, March 31, 2023	1,244,496	$11.09
We granted 493,934 and 588,492 restricted stock and restricted stock unit awards during the three months ended March 31, 2023 and 2022, respectively. The fair value of the awards was based on the market price of our stock at date of grant.
We recognized $1.6 million of equity-based compensation expense related to restricted stock and restricted stock units during both the three months ended March 31, 2023 and 2022. As of March 31, 2023, there was $11.9 million of unrecognized compensation expense related to these restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 2.2 years.
We also granted cash awards during the three months ended March 31, 2020. These awards vested over a period of three years and were settled in cash. As such, these awards were classified as liability instruments. We recognized $0.3 million of expense related to these awards for both the three months ended March 31, 2023 and 2022. The liability for these awards was included in accounts payable and other accrued expenses on our balance sheets. These awards were remeasured at fair value each reporting period with resulting changes reflected in our income statements. As of March 31, 2023, there was no unrecognized expense related to these awards.
Performance Share Unit Awards
The following table summarizes the status of, and changes in, our performance share unit awards during the three months ended March 31, 2023:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2022	2,292,751	$9.51
Granted	1,289,980	$9.53
Vested	(1,549,033)	$6.60
Forfeited/Cancelled	(60,210)	$11.21
Unvested, March 31, 2023	1,973,488	$11.75
We granted 1,289,980 and 920,681 performance share unit awards during the three months ended March 31, 2023 and 2022, respectively. A portion of these awards was measured against total shareholder return ("TSR"), and a portion was measured against adjusted free cash flow ("ACF") targets. The grant date weighted average fair value of these awards was estimated to be $9.53 and $11.79 for the three months ended March 31, 2023 and 2022, respectively.
The number of TSR measured units that will vest will depend on the percentage ranking of our TSR compared to the TSR for each of the companies in the peer group over the three year period from January 1, 2023 through December 31, 2025 for the 2023 grant, January 1, 2022 through December 31, 2024 for the 2022 grant, and January 1, 2021 through December 31, 2023 for the 2021 grant. The number of ACF measured units that will vest will be based on ACF achievement versus target. The ACF targets are set annually and are approved by the Board of Directors. The related compensation expense is recognized on a straight-line basis over the vesting period.
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
We recognized $1.7 million and $2.8 million of compensation expense related to performance share unit awards during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was $14.3 million of unrecognized compensation expense related to these performance share unit awards, which is expected to be recognized over a weighted-average period of 2.2 years.
We also granted cash awards during the three months ended March 31, 2020. These awards vested over a period of three years and were settled in cash. As such, these awards were classified as liability instruments. We recognized $0.1 million and $0.2 million of expense related to these awards for the three months ended March 31, 2023 and 2022, respectively. The liability for these awards was included in accounts payable and other accrued expenses on our balance sheets. These awards were remeasured at fair value each reporting period with resulting changes reflected in our income statements. As of March 31, 2023, there was no unrecognized expense related to these awards.

NOTE N—COMMITMENTS AND CONTINGENCIES
Future Minimum Annual Commitments at March 31, 2023 (in thousands):

Minimum Purchase Commitments
2023 (remaining nine months)	$7,450
2024	4,784
2025	3,375
2026	2,293
2027	1,867
Thereafter	7,484
Total future purchase commitments	$27,253
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
Other Commitments and Contingencies
Our operating subsidiary, U.S. Silica Company (“U.S. Silica”), has been named as a defendant in various product liability claims alleging silica exposure causing silicosis. During the three months ended March 31, 2023, no new claims were brought against U.S. Silica. As of March 31, 2023, there were 42 active silica-related product liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, it is not reasonably possible that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations that exceeds the accrual amounts.
We have recorded estimated liabilities for these claims in other long-term liabilities as well as estimated recoveries under the indemnity agreement and an estimate of future recoveries under insurance in other assets on our consolidated balance sheets. For both March 31, 2023 and December 31, 2022, other non-current assets included zero for insurance for third-party product liability claims. As of March 31, 2023 and December 31, 2022 other long-term liabilities included $0.7 million and $0.8 million, respectively, for third-party product liability claims.
Obligations under Guarantees
We have indemnified our insurers against any loss they may incur in the event that holders of surety bonds, issued on our behalf, execute the bonds. As of March 31, 2023, there was $42.6 million in bonds outstanding, of which $38.6 million related to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to licenses, permits, and tax collection.

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
In addition, we provide defined benefit post-retirement health care and life insurance benefits to some employees. Covered employees become eligible for these benefits at retirement after meeting minimum age and service requirements. The projected future cost of providing post-retirement benefits, such as healthcare and life insurance, is recognized as an expense as employees render services. In general, retiree health benefits are paid as covered expenses are incurred. Expenses incurred other than service costs are reported in Other (expense) income in our Condensed Consolidated Statements of Operations.
Net pension benefit cost (in thousands) consisted of the following:

	Three Months Ended March 31,
	2023	2022
Service cost	$573	$689
Interest cost	1,248	689
Expected return on plan assets	(1,519)	(1,418)
Net amortization and deferral	(2)	499
Net pension benefit costs	$300	$459
Net post-retirement benefit cost (in thousands) consisted of the following:

	Three Months Ended March 31,
	2023	2022
Service cost	$4	$6
Interest cost	80	36
Unrecognized prior service cost	(516)	(516)
Unrecognized net (gain)/loss	(131)	(34)
Net post-retirement benefit income	(563)	$(508)
We made no contributions to the qualified pension plan for the three months ended March 31, 2023 and 2022. Our best estimates of expected contributions to the pension and post-retirement medical benefit plans for the 2023 fiscal year are zero and $1.0 million, respectively.
We contribute to three multiemployer defined benefit pension plans under the terms of collective-bargaining agreements for union-represented employees. A multiemployer plan is subject to collective bargaining for employees of two or more unrelated companies. These plans allow multiple employers to pool their pension resources and realize efficiencies associated with the daily administration of the plan. Multiemployer plans are generally governed by a board of trustees composed of management and labor representatives and are funded through employer contributions. However, in most cases, management is not directly represented. Our contributions to individual multiemployer pension funds did not exceed 5% of the fund’s total contributions for the three months ended March 31, 2023 and 2022. Additionally, our contributions to multiemployer post-retirement benefit plans were immaterial for all periods presented in the accompanying condensed consolidated financial statements.
We also sponsor a defined contribution plan covering certain employees. We contribute to the plan in two ways. For certain employees not covered by the defined benefit plan, we make a contribution equal to 4% of their salary. For all other eligible employees, we make a contribution up to 6% of eligible earnings. Contributions were $2.1 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively.

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
Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

Leases	Classification	March 31, 2023	December 31, 2022
Assets
Operating	Lease right-of-use assets	$36,733	$39,088
Finance	Lease right-of-use assets	3,085	3,286
Total leased assets		$39,818	$42,374
Liabilities
Current
Operating	Current portion of operating lease liabilities	$19,101	$19,773
Finance	Current portion of long-term debt	1,276	1,107
Non-current
Operating	Operating lease liabilities	60,135	64,478
Finance	Long-term debt, net	1,752	2,153
Total lease liabilities		$82,264	$87,511

Lease Term and Discount Rate
Weighted average remaining lease term:
Operating		6.2 years	6.4 years
Finance		4.5 years	4.4 years

Weighted average discount rate:
Operating		5.8%	5.7%
Finance		5.3%	5.1%
The components of lease expense (in thousands) were as follows:

Lease Costs	Classification	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Operating lease costs(1)	Cost of sales	$10,443	$7,628
Operating lease costs(2)	Selling, general and administrative	595	354
Total (3)		$11,038	$7,982

(1) Included short-term operating lease costs of $6.8 million and $4.7 million for the three months ended March 31, 2023 and 2022, respectively.
(2) Included short-term operating lease costs of $0.3 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.
(3) Not included were expenses for finance leases of $0.2 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.
Supplemental cash flow information (in thousands) related to leases was as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6,503	$7,518
Financing cash flows for finance leases	$268	$330

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$472	$1,188
Finance leases	$—	$2,102
Maturities of lease liabilities (in thousands) as of March 31, 2023:

	Operating leases	Finance leases
2023 (remaining nine months)	$17,860	$978
2024	20,350	1,123
2025	14,878	842
2026	11,919	271
2027	8,389	33
Thereafter	23,702	—
Total lease payments	$97,098	$3,247
Less: Interest	15,657	219
Less: Other operating expenses	2,205	—
Total	$79,236	$3,028
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
For the three months ended March 31, 2023, we had tax expense of $13.6 million. For the three months ended March 31, 2022, we had a tax benefit of $7.0 million. The effective tax rates were 23% and 45% for the three months ended March 31, 2023 and 2022, respectively. Without discrete items, which primarily consist of tax expense related to equity compensation and non-US income taxes, the effective tax rates for the three months ended March 31, 2023 and 2022 would have been 26% and 48%, respectively.
During the three months ended March 31, 2023 and 2022, we recorded a tax benefit of $2.3 million and tax expense of $0.3 million, respectively, related to equity compensation.
Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes. For the quarter ended March 31, 2023, the benefit received from statutory percentage depletion allowances was offset by nondeductible executive compensation and state income taxes.

NOTE R— REVENUE
We consider sales disaggregated at the product and service level by business segment to depict how the nature, amount, timing and uncertainty of revenues and cash flow are impacted by changes in economic factors. The following table disaggregates our sales by major source (in thousands):

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
Category	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales
Product	$201,787	$142,227	$344,014	$104,591	$128,643	$233,234
Service	98,226	—	98,226	71,653	—	71,653
Total Sales	$300,013	$142,227	$442,240	$176,244	$128,643	$304,887

The following tables reflect the changes in our contract assets, which we classify as unbilled receivables and our contract liabilities, which we classify as deferred revenues, for the three months ended March 31, 2023 and 2022 (in thousands):

	Unbilled Receivables
	March 31, 2023	March 31, 2022
Beginning Balance	$—	$1,957
Reclassifications to billed receivables	—	(1,957)
Revenues recognized in excess of period billings	—	2,500
Ending Balance	$—	$2,500

	Deferred Revenue
	March 31, 2023	March 31, 2022
Beginning Balance	$30,752	$20,741
Revenues recognized from balances held at the beginning of the period	(5,569)	(1,653)
Revenues deferred from period collections on unfulfilled performance obligations	—	450
Revenues recognized from period collections	—	(404)
Ending Balance	$25,183	$19,134
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

Foreign Operations
The following table includes information related to our foreign operations (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Total Sales	$29,932	$25,254
Pre-tax income	$6,902	$4,813
Net income	$5,452	$3,802
Foreign operations constituted approximately $36.9 million and $34.2 million of consolidated assets as of March 31, 2023 and 2022, respectively.

NOTE S— RELATED PARTY TRANSACTIONS
There were no related party transactions during the three months ended March 31, 2023 or 2022.
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
An operating segment’s performance is primarily evaluated based on segment contribution margin, which excludes selling, general, and administrative costs, depreciation, depletion and amortization, corporate costs, plant capacity expansion expenses, and facility closure costs. We believe that segment contribution margin, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, segment contribution margin is a non-GAAP measure and should be considered in addition to, not a substitute for, or superior to, net income (loss) or other measures of financial performance prepared in accordance with GAAP. The other accounting policies of each of the two reportable segments are the same as those in Note B - Summary of Significant Accounting Policies to the Consolidated Financial Statements in Item 8 of our 2022 Annual Report on Form 10-K.
The following table presents sales and segment contribution margin (in thousands) for the reportable segments and other operating results not allocated to the reportable segments:

	Three Months Ended March 31,
	2023	2022
Sales:
Oil & Gas Proppants	$300,013	$176,244
Industrial & Specialty Products	142,227	128,643
Total sales	442,240	304,887
Segment contribution margin:
Oil & Gas Proppants	109,897	44,753
Industrial & Specialty Products	42,929	37,834
Total segment contribution margin	152,826	82,587
Operating activities excluded from segment cost of sales	(3,719)	(4,569)
Selling, general and administrative	(29,163)	(40,110)
Depreciation, depletion and amortization	(35,386)	(37,749)
Interest expense	(24,061)	(17,173)
Other (expense) income, net, including interest income	(2,352)	1,531
Income tax (expense) benefit	(13,573)	6,969
Net income (loss)	$44,572	$(8,514)
Less: Net loss attributable to non-controlling interest	(76)	(121)
Net income (loss) attributable to U.S. Silica Holdings, Inc.	$44,648	$(8,393)
Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. At both March 31, 2023 and December 31, 2022, goodwill of $185.6 million has been allocated to these segments with zero allocated to Oil & Gas Proppants and $185.6 million to Industrial & Specialty Products.

NOTE U— SUBSEQUENT EVENTS
We evaluated subsequent events through the date the consolidated financial statements were available for issuance and did not identify any events requiring disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as the consolidated financial statements, the accompanying notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Annual Report").

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
During our 123-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 600 diversified product types to customers across our end markets. As of March 31, 2023, we had 27 operating mines and processing facilities and two additional exploration stage properties across the United States. We control 462 million tons of reserves of commercial silica, which we believe can be processed to make 180 million tons of finished products that meet API frac sand specifications, and 82 million tons of reserves of diatomaceous earth, perlite, and clays.
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
During 2020, the COVID-19 pandemic and related economic repercussions, coupled with an inadequate supply response and exacerbated by the lack of global storage capacity, resulted in a precipitous decline in crude oil prices. Demand for our proppant and logistics services declined as our customers reduced their capital spending budgets and drilling and completion operations in response to lower oil prices. Crude oil prices began to rebound from 2020 levels, with the West Texas Intermediate price of crude oil increasing 55% during 2021 and as much as 52% during 2022, though prices have declined slightly during 2023. This resulted in strong well completion activity and improved pricing for our Oil & Gas Proppants segment. Strong customer demand and favorable pricing in this segment have continued during 2023, offset in part by higher transportation and other costs.

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

Sales increased by 10% or $26.3 million in our Oil & Gas Proppants segment during the three months ended March 31, 2023 compared to the three months ended December 31, 2022. This was due primarily to higher energy prices and a rebound in overall well completion activity. Our results for the three month period ended March 31, 2023 in this segment are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023.

Amounts in thousands, except per ton data	Three Months Ended		Percentage Change
Oil & Gas Proppants	March 31, 2023	December 31, 2022	March 31, 2023 vs. December 31, 2022
Sales	$300,013	$273,717	10%
Tons Sold	3,921	3,568	10%
Average Selling Price per Ton	$76.51	$76.71	—%

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
Services
    We derive our service sales primarily through the provision of transportation, equipment rental, and contract labor services to companies in the oil and gas industry. Transportation services typically consist of transporting customer proppant from storage facilities to proximal well-sites and are contracted through work orders executed under established pricing agreements. The amount invoiced reflects transportation services rendered. Equipment rental services provide customers with use of either dedicated or nonspecific wellhead proppant delivery equipment solutions for contractual periods defined either through formal lease agreements or executed work orders under established pricing agreements. The amounts invoiced reflect the length of time the equipment set was utilized in the billing period. Contract labor services provide customers with proppant delivery equipment operators through work orders executed under established pricing agreements. The amounts invoiced reflect the amount of time our customer utilized our labor services in the billing period. We typically invoice our customers weekly or bi-weekly; however, some customers receive invoices monthly or upon well-site operation completion, depending on terms established in contracts or work orders. Standard collection terms are net 30 days, although extended terms are offered in competitive situations.
    Our ten largest customers accounted for 45% and 40% of total sales for the three months ended March 31, 2023 and 2022, respectively. No customers accounted for 10% or more of our total sales for the three months ended March 31, 2023 or 2022. At March 31, 2023 and December 31, 2022, none of our customers' accounts receivable represented 10% or more of our total trade accounts receivable.
    For a limited number of customers, we sell under long-term, minimum purchase supply agreements. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge and that our customers will pay for each product. Prices under these agreements are generally fixed and subject to certain contractual adjustments. Sometimes these agreements may undergo negotiations regarding pricing and volume requirements, particularly in volatile market conditions. When these negotiations occur, we may deliver sand at prices or at volumes below the requirements in our existing supply agreements. An executed order specifying the type and quantity of product to be delivered, in combination with the noted agreements, comprise our contracts in these arrangements. Selling more tons under supply contracts enables us to be more efficient from a production, supply chain and logistics standpoint. As discussed in Part I, Item 1A., Risk Factors of our 2022 Annual Report, these customers may not continue to purchase the same levels of product in the future due to a variety of reasons, contract requirements notwithstanding.
    As of March 31, 2023, we had 12 minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2023 and 2034. As of March 31, 2022, we had seven minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2022 and 2034. Collectively, sales to customers with minimum purchase supply agreements accounted for 54% and 31% of Oil & Gas Proppants segment sales during the three months ended March 31, 2023 and 2022, respectively.
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
    The following table sets forth a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA:

(amounts in thousands)	Three Months Ended March 31,
	2023	2022
Net income (loss) attributable to U.S. Silica Holdings, Inc.	$44,648	$(8,393)
Total interest expense, net of interest income	21,568	17,153
Provision for taxes	13,573	(6,969)
Total depreciation, depletion and amortization expenses	35,386	37,749
EBITDA	115,175	39,540
Non-cash incentive compensation (1)	3,335	4,657
Post-employment expenses (excluding service costs) (2)	(839)	(701)
Merger and acquisition related expenses (3)	224	1,868
Plant capacity expansion expenses (4)	66	46
Contract termination expenses (5)	—	6,500
Business optimization projects (6)	956	11
Facility closure costs (7)	81	490
Other adjustments allowable under the Credit Agreement (8)	5,637	492
Adjusted EBITDA	$124,635	$52,903

(1)	Reflects equity-based and other equity-related compensation expense.
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

(3)	Merger and acquisition related expenses include legal fees, professional fees, bank fees, severance costs, and other employee related costs. While these costs are not operational in nature and are not expected to continue for any singular transaction on an ongoing basis, similar types of costs, expenses and charges have occurred in prior periods and may recur in the future as we continue to integrate prior acquisitions and pursue any future acquisitions.
(4)	Plant capacity expansion expenses include expenses that are not inventoriable or capitalizable as related to plant expansion projects greater than $5 million in capital expenditures or plant start up projects. While these expenses are not operational in nature and are not expected to continue for any singular project on an ongoing basis, similar types of expenses have occurred in prior periods and may recur in the future if we continue to pursue future plant capacity expansions.
(5)	Reflects contract termination expenses related to strategically exiting a supplier service contract. While these expenses are not operational in nature and are not expected to continue for any singular event on an ongoing basis, similar types of expenses have occurred in prior periods and may recur in the future as we continue to strategically evaluate our contracts.
(6)	Reflects costs incurred related to business optimization projects within our corporate center, which aim to measure and improve the efficiency, productivity and performance of our organization. While these costs are not operational in nature and are not expected to continue for any singular project on an ongoing basis, similar types of expenses may recur in the future.
(7)	Reflects costs incurred related to idled sand facilities and closed corporate offices, including severance costs and remaining contracted costs such as office lease costs, maintenance, and utilities. While these costs are not operational in nature and are not expected to continue for any singular event on an ongoing basis, similar types of expenses may recur in the future.
(8)	Reflects miscellaneous adjustments permitted under the Credit Agreement, such as recruiting fees and relocation costs. The three months ended March 31, 2023 also included costs related to severance restructuring of $0.8 million, an adjustment to non-controlling interest of $0.2 million and $5.3 million related to the loss on extinguishment of debt, offset by an insurance recovery of $0.8 million. The three months ended March 31, 2022 also included costs related to weather events and supplier and logistical issues of $0.8 million, severance restructuring of $0.1 million, an adjustment to non-controlling interest of $0.1 million, partially offset by proceeds of the sale of assets of $0.5 million.
    Adjusted EBITDA-Trailing Twelve Months
    Our revolving credit facility (the "Revolver") contains a consolidated total net leverage ratio of no more than 4.00:1.00 that, unless we have the consent of our lenders, we must meet as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 2.85:1.00, or 35%, of the Revolver commitment. This ratio is calculated based on our Adjusted EBITDA for the trailing twelve months. Noncompliance with this financial ratio covenant could result in the acceleration of our obligations to repay all amounts outstanding under the Revolver and the term loan (the "Term Loan") (collectively the "Credit Facility"). Moreover, the Revolver and the Term Loan contain covenants that restrict, subject to certain exceptions, our ability to make permitted acquisitions, incur additional indebtedness, make restricted payments (including dividends) and retain excess cash flow based, in some cases, on our ability to meet leverage ratios calculated based on our Adjusted EBITDA for the trailing twelve months.

    See the description under “Adjusted EBITDA” above for certain important information about Adjusted EBITDA-trailing twelve months, including certain limitations and management’s use of this metric in light of its status as a non-GAAP measure.
    As of March 31, 2023, we were in compliance with all covenants under our Credit Facility, and our Revolver usage was zero (not including $21.3 million allocated for letters of credit). Since the Revolver usage did not exceed 2.85:1.00, or 35%, of the Revolver commitment, the consolidated leverage ratio covenant did not apply. Based on our consolidated leverage ratio of 2.14:1.00 as of March 31, 2023, we may draw up to approximately $52.6 million without the consent of our lenders. With the consent of our lenders, we have access to the full availability of the Revolver. The calculation of the consolidated leverage ratio incorporates the Adjusted EBITDA-trailing twelve months as follows:

(All amounts in thousands, except calculated ratio)	March 31, 2023

Total debt	$907,575
Finance leases	3,028
Total consolidated debt	$910,603

Adjusted EBITDA-trailing twelve months	$425,290
Pro forma Adjusted EBITDA including impact of acquisitions (1)	—
Other adjustments for covenant calculation (2)	253
Total Adjusted EBITDA-trailing twelve months for covenant calculation	$425,543

Consolidated leverage ratio(3)	2.14

(1)	Covenant calculation allows for the Adjusted EBITDA-trailing twelve months to include the impact of acquisitions on a pro forma basis.
(2)	Covenant calculation excludes activity at legal entities above the operating company, which is mainly interest income offset by public company operating expenses.
(3)	Calculated by dividing total consolidated debt by total Adjusted EBITDA-trailing twelve months for covenant calculation.

Results of Operations for the Three Months Ended March 31, 2023 and 2022
Sales

(In thousands except per ton data)	Three Months Ended March 31,		Percent Change
	2023	2022	2023 vs. 2022
Sales:
Oil & Gas Proppants	$300,013	$176,244	70%
Industrial & Specialty Products	142,227	128,643	11%
Total sales	$442,240	$304,887	45%
Tons:
Oil & Gas Proppants	3,921	3,060	28%
Industrial & Specialty Products	1,013	1,074	(6)%
Total Tons	4,934	4,134	19%
Average Selling Price per Ton:
Oil & Gas Proppants	$76.51	$57.60	33%
Industrial & Specialty Products	$140.40	$119.78	17%
Overall Average Selling Price per Ton	$89.63	$73.75	22%

Total sales increased 45% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, driven by a 19% increase in total tons sold and a 22% increase in overall average selling price.
The increase in total sales was mainly driven by Oil & Gas Proppants sales, which increased 70% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Oil & Gas Proppants average selling price increased 33% and tons sold increased 28%. This increase is due to higher energy prices and a rebound in overall well completion activity.
The increase in total sales was also partially driven by Industrial & Specialty Products sales, which increased 11% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Industrial & Specialty Products tons sold decreased 6% and average selling price increased by 17%. The overall increase is due to improved market conditions and pricing increases implemented throughout the prior year.
Cost of Sales (excluding depreciation, depletion, and amortization)
Cost of sales increased by $66.2 million, or 29%, to $293.1 million for the three months ended March 31, 2023 compared to $226.9 million for the three months ended March 31, 2022. These changes resulted from the main components of cost of sales as discussed below. As a percentage of sales, cost of sales represented 66% for the three months ended March 31, 2023 compared to 74% for the same period in 2022.
We incurred $144.6 million and $100.3 million of transportation and related costs for the three months ended March 31, 2023 and 2022, respectively. The $44.3 million increase was mainly due to increased volumes, increased carrier costs for SandBox and increased rail car and barge rates. As a percentage of sales, transportation and related costs represented 33% for both the three months ended March 31, 2023 and 2022.
We incurred $46.4 million and $39.9 million of operating labor costs for the three months ended March 31, 2023 and 2022, respectively. The $6.5 million increase in labor cost was mainly due to increased headcount to support increased production and merit increases. As a percentage of sales, operating labor costs represented 10% and 13% for the three months ended March 31, 2023 and 2022, respectively.
We incurred $18.9 million and $18.6 million of electricity and drying fuel (principally natural gas) costs for the three months ended March 31, 2023 and 2022, respectively. The $0.3 million increase in electricity and drying fuel costs was mainly due to increased volumes produced and increased natural gas prices. As a percentage of sales, electricity and drying fuel costs represented 4% and 6% for the three months ended March 31, 2023 and 2022, respectively.
We incurred $25.2 million and $19.6 million of maintenance and repair costs for the three months ended March 31, 2023 and 2022, respectively. The $5.6 million increase in maintenance and repair costs is mainly due to an increase in maintenance projects as production increased. As a percentage of sales, maintenance and repair costs represented 6% for both the three months ended March 31, 2023 and 2022.
Segment Contribution Margin
Industrial & Specialty Products contribution margin increased by $5.1 million to $42.9 million for the three months ended March 31, 2023 compared to $37.8 million for the three months ended March 31, 2022, driven by a $13.6 million increase in revenue offset by an $8.5 million increase in cost of sales.
Oil & Gas Proppants contribution margin increased by $65.1 million to $109.9 million for the three months ended March 31, 2023 compared to $44.8 million for the three months ended March 31, 2022, driven by a $123.8 million increase in sales offset by a $58.6 million increase in cost of sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $10.9 million, or 27%, to $29.2 million for the three months ended March 31, 2023 compared to $40.1 million for the three months ended March 31, 2022. The decrease was primarily due to costs associated with fees related to the termination of a supplier contract and expenses related to the strategic review of our Industrial & Specialty Products segment not recurring in 2023.
    In total, our selling, general and administrative expenses represented approximately 7% and 13% of our sales for the three months ended March 31, 2023 and 2022, respectively.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense decreased by $2.3 million, or 6%, to $35.4 million for the three months ended March 31, 2023 compared to $37.7 million for the three months ended March 31, 2022 primarily due to certain assets fully depreciating during 2022. Depreciation, depletion and amortization expense represented approximately 8% and 12% of our sales for the three months ended March 31, 2023 and 2022, respectively.
Goodwill and Other Asset Impairments
During the three months ended March 31, 2023 and 2022, no asset impairment charges were recorded.
Operating Income (Loss)
Operating income for the three months ended March 31, 2023 was $84.6 million compared to operating income of $0.2 million for the three months ended March 31, 2022. The change was mainly driven by a 45% increase in sales, a 6% decrease in depreciation, depletion and amortization expense and a 27% decrease in selling, general and administrative expenses, partially offset by a 29% increase in cost of sales.
Interest Expense
Interest expense increased by $6.9 million, or 40%, to $24.1 million for the three months ended March 31, 2023 compared to $17.2 million for the three months ended March 31, 2022 primarily due to higher interest rates.
Other Income (Expense), Net, Including Interest Income
Other income (expense), net, decreased by $3.9 million, to other expense of $2.4 million for the three months ended March 31, 2023 compared to other income of $1.5 million for the three months ended March 31, 2022, due primarily to the loss related to extinguishment of debt offset by an increase in interest income.

Provision for Income Taxes
For the three months ended March 31, 2023 and 2022, we had tax expense of $13.6 million and a tax benefit of $7.0 million, respectively. The effective tax rates were 23% and 45% for the three months ended March 31, 2023 and 2022, respectively. Without discrete items, which primarily consist of tax expense related to equity compensation and non-US income taxes, the effective tax rates for the three months ended March 31, 2023 and 2022 would have been 26% and 48%, respectively.
During the three months ended March 31, 2023 and 2022, we recorded a tax benefit of $2.3 million and tax expense of $0.3 million, respectively, related to equity compensation.
Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes. For the quarter ended March 31, 2023, the benefit received from statutory percentage depletion allowances was offset by nondeductible executive compensation and state income taxes.
Net Income (Loss)
Net income (loss) attributable to U.S. Silica Holdings, Inc., was net income of $44.6 million and a net loss of $8.4 million for the three months ended March 31, 2023 and 2022, respectively. The year over year changes were due to the factors noted above.
Liquidity and Capital Resources
Overview
    Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to return cash to our stockholders, and to pay for acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through cash on hand, borrowings under our credit facilities, or equity issuances. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of March 31, 2023, our working capital was $308.2 million and we had $128.7 million of availability under the Revolver. Based on our consolidated leverage ratio of 2.14:1.00 as of March 31, 2023, we may draw up to approximately $52.6 million without the consent of our lenders. With the consent of our lenders, we have access to the full availability of the Revolver.
    On March 23, 2023, we entered into a Fourth Amended and Restated Credit Agreement (the "Credit Agreement"), by entering into a new $1.1 billion senior secured credit facility, consisting of a $950 million Term Loan and a $150 million revolving credit facility that may also be used for swingline loans or letters of credit, and we may elect to increase the term loan or the revolving credit facility in accordance with the terms of the Credit Agreement. Borrowings under the Credit Agreement will bear interest at variable rates as determined at our election, based on the Term Secured Overnight Financing Rate ("SOFR") or a base rate, in each case, plus an applicable margin.
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

The following table provides net debt (in thousands):

	March 31, 2023	December 31, 2022
Total Debt	$910,603	$1,056,993
Less:
Cash and cash equivalents	139,494	280,845
Net Debt	$771,109	$776,148
Total Debt:
Total debt was $910.6 million and $1.06 billion as of March 31, 2023 and December 31, 2022, respectively. The decrease was primarily due to the repurchase of $109 million of debt and the capitalization of $45.2 million of costs associated with the execution of the Fourth Amendment to the Credit Agreement.
Cash and Cash Equivalents:
Cash and cash equivalents were $139.5 million and $280.8 million as of March 31, 2023 and December 31, 2022, respectively. The decrease was primarily due to the repurchase of $109 million of debt and $40.9 million of financing fees paid associated with the execution of the Fourth Amendment to the Credit Agreement.
Cash Flow Analysis
    A summary of operating, investing and financing activities (in thousands) is shown in the following table:

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$40,902	$15,079
Investing activities	(18,931)	(6,383)
Financing activities	(163,322)	(8,353)
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
Net cash provided by operating activities was $40.9 million for the three months ended March 31, 2023. This was mainly due to $44.6 million of net income adjusted for non-cash items, including $35.4 million in depreciation, depletion and amortization, $8.9 million in deferred income taxes, $3.3 million in equity-based compensation, $5.6 million in deferred revenue, and $9.5 million in other miscellaneous non-cash items. Also contributing to the change was a $17.6 million increase in accounts receivable, a $4.8 million increase in inventories, a $3.7 million decrease in prepaid expenses and other current assets, a $32.7 million decrease in accounts payable and accrued liabilities, $6.5 million payments on lease liabilities, and a $2.8 million change in other operating assets and liabilities.
Net cash provided by operating activities was $15.1 million for the three months ended March 31, 2022. This was mainly due to an $8.5 million net loss adjusted for non-cash items, including $37.7 million in depreciation, depletion and amortization, $15.3 million in deferred income taxes, $4.4 million in equity-based compensation, $0.9 million in deferred revenue, and $9.7 million in other miscellaneous non-cash items. Also contributing to the change was a $4.1 million decrease in accounts receivable, a $7.9 million increase in inventories, a $3.5 million decrease in prepaid expenses and other current assets, a $5.2 million decrease in accounts payable and accrued liabilities, $7.5 million payments on lease liabilities, and a $0.9 million change in other operating assets and liabilities.
Net Cash Used in / Provided by Investing Activities
Investing activities consist primarily of cash consideration paid to acquire businesses and capital expenditures for growth and maintenance.
Net cash used in investing activities was $18.9 million for the three months ended March 31, 2023. This was due to capital expenditures of $18.9 million offset by $0.1 million in proceeds from the sale of property, plant and equipment. Capital expenditures for the three months ended March 31, 2023 were primarily related to growth projects, facility improvement and maintenance projects, and other environmental and health and safety projects.
Net cash used in investing activities was $6.4 million for the three months ended March 31, 2022. This was mainly due to capital expenditures of $7.0 million offset by $0.7 million in proceeds from the sale of property, plant and equipment.
Subject to our continuing evaluation of market conditions, we anticipate that our capital expenditures in 2023 will be approximately $50 million to $60 million, which will primarily be associated with maintenance, cost improvement capital projects, and various growth projects. We expect to fund our capital expenditures through cash on our balance sheet, cash generated from our operations, and cash generated from financing activities.
Net Cash Used in / Provided by Financing Activities
Financing activities consist primarily of equity issuances, dividend payments, share repurchases, borrowings and repayments related to the Revolver and Term Loan, as well as fees and expenses paid in connection with our credit facilities.
Net cash used in financing activities was $163.3 million for the three months ended March 31, 2023. This was mainly due to $2.8 million of short-term debt payments, $109.1 million of long-term debt payments, $40.9 million in financing fees paid, $0.4 million of distributions to a non-controlling interest, $0.2 million of principal payments on finance leases, and $9.9 million of tax payments related to shares withheld for vested restricted stock and stock units.
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
Contractual Obligations
There have been no significant changes outside of the ordinary course of business to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2022 Annual Report. For more details on future minimum annual purchase commitments and operating leases commitments, please see accompanying Note N - Commitments and Contingencies and Note P - Leases to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Environmental Matters
We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. As of March 31, 2023, we had $21.2 million accrued for future reclamation costs, as compared to $20.7 million as of December 31, 2022.
We discuss certain environmental matters relating to our various production and other facilities, certain regulatory requirements relating to human exposure to crystalline silica and our mining activity and how such matters may affect our business in the future under Item 1, "Business", Item 1A, “Risk Factors”, Item 3, “Legal Proceedings” and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Environmental Matters" in our 2022 Annual Report.
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
A summary of our significant accounting policies, including certain critical accounting policies and estimates, are included in Note B - Summary of Significant Accounting Policies to the Consolidated Financial Statements in Item 8 of our 2022 Annual Report on Form 10-K. Management believes that the application of these policies on a consistent basis enables us to provide the users of the Consolidated Financial Statements with useful and reliable information about our operating results and financial condition.
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
Interest Rate Risk
We are exposed to interest rate risk arising from adverse changes in interest rates. As of March 31, 2023, we had $950.0 million of debt outstanding under the Credit Agreement. Assuming SOFR is greater than the 1.0% minimum base rate on the Term Loan, a hypothetical increase in interest rates by 1.0% would have changed our interest expense by $9.5 million per year.
Upon execution of the Fourth Amendment to our Credit Agreement, we have transitioned from LIBOR to SOFR. See Note I - Debt for discussion of the Fourth Amendment of the Credit Agreement.
We use natural gas swaps in order to manage our exposure to the volatility of natural gas prices. We do not use derivatives for trading or speculative purposes. As of March 31, 2023, the fair value of our natural gas swaps was a liability of $4.3 million. As of December 31, 2022, the fair value of our natural gas swaps was a liability of $3.1 million. For more information see Note L - Derivative Instruments to our Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our existing internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As a result of the above developments, the filing rate of new claims against us over the past few years has decreased to below pre-2001 levels, and we were named as a defendant in zero, two, and one new silicosis cases filed in 2022, 2021, and 2020, respectively. During the three months ended March 31, 2023, no new claims were brought against U.S. Silica. As of March 31, 2023, there were 42 active silica-related product liability claims pending in which U.S. Silica is a defendant. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for both our predecessors that cover certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to certain insurance). As a result of a settlement with a former owner and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf.
The silica-related litigation brought against us to date has not resulted in a material liability to us. However, we may continue to have silica-related product liability claims filed against us, including claims that allege silica exposure for periods for which we do not have insurance coverage. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, it is not reasonably possible that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations that exceeds the accrual amounts.
For more information regarding silica-related litigation, see Part I, Item 1A. Risk Factors of our 2022 Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors in our 2022 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchase Program
The following table presents the total number of shares of our common stock that we repurchased during the first quarter of 2023, the average price paid per share, the number of shares that we repurchased as part of our share repurchase program, and the approximate dollar value of shares that still could have been repurchased at the end of the applicable fiscal period pursuant to our share repurchase program:

Period	Total Number of Shares Withheld(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
January 1, 2023 - January 31, 2023	22,311	$11.68	—	126,540,060
February 1, 2023 - February 28, 2023	814,941	$11.85	—	126,540,060
March 1, 2023 - March 31, 2023	—	$—	—	126,540,060
Total	837,252	$11.85	—

(1)
In May 2018, our Board of Directors authorized and announced the repurchase of up to $200 million of our common stock from time to time on the open market or in privately negotiated transactions. Stock repurchases, if any, will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. As of March 31, 2023, we have repurchased a total of 5,036,139 shares of our common stock at an average price of $14.59.

(2)	Shares withheld by U.S. Silica to pay taxes due upon the vesting of employee restricted stock and restricted stock units for the months ended January 31, February 28, and March 31, 2023, respectively.

We did not repurchase any shares of common stock under our share repurchase program during the three months ended March 31, 2023.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
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

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of U.S. Silica Holdings, Inc., effective May 4, 2017.	8-K	001-35416	3.1	May 10, 2017
3.2	Third Amended and Restated Bylaws of U.S. Silica Holdings, Inc., effective May 4, 2017.	8-K	001-35416	3.2	May 10, 2017
10.1	Fourth Amended and Restated Credit Agreement, dated as of March 23, 2023, by and among USS Holdings, Inc., as guarantor, U.S. Silica Company, as borrower, certain of U.S. Silica Company’s subsidiaries as additional guarantors, the lenders named therein and BNP Paribas, as administrative agent for the lenders	8-K	001-35416	10.1	March 23, 2023
10.2 + *	Form of Restricted Stock Unit Agreement Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan
10.3 + *	Form of Performance Share Unit Agreement (Relative TSR) Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan
10.4 + *	Form of Performance Share Unit Agreement (Adjusted Cash Flow) Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification by Bryan A. Shinn, Chief Executive Officer.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification by Donald A. Merril, Chief Financial Officer.
32.1#	Section 1350 Certification by Bryan A. Shinn, Chief Executive Officer.
32.2#	Section 1350 Certification by Donald A. Merril, Chief Financial Officer.
95.1*	Mine Safety Disclosure.
101*	101.INS XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
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

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of April 2023.

U.S. Silica Holdings, Inc.

/s/ DONALD A. MERRIL
Name:	Donald A. Merril
Title:	Executive Vice President & Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

S-1