Form 10-Q
period 2023-06-30
U.S. SILICA HOLDINGS, INC.
filed 2023-07-28
CIK 1524741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☑
As of July 21, 2023, 77,116,746 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

U.S. SILICA HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2023

PART I-FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share information)

	Unaudited	Audited
	June 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$186,961	$280,845
Accounts receivable, net	194,679	208,631
Inventories, net	161,820	147,626
Prepaid expenses and other current assets	13,678	20,182
Total current assets	557,138	657,284
Property, plant and mine development, net	1,148,681	1,178,834
Lease right-of-use assets	43,619	42,374
Goodwill	185,649	185,649
Intangible assets, net	136,097	140,809
Other assets	10,182	9,630
Total assets	$2,081,366	$2,214,580
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$156,973	$216,239
Current portion of operating lease liabilities	19,654	19,773
Current portion of long-term debt	10,152	19,535
Current portion of deferred revenue	8,244	16,275
Income tax payable	3,362	128
Total current liabilities	198,385	271,950
Long-term debt, net	871,913	1,037,458
Deferred revenue	13,355	14,477
Liability for pension and other post-retirement benefits	28,343	30,911
Deferred income taxes, net	85,444	64,636
Operating lease liabilities	61,937	64,478
Other long-term liabilities	27,649	25,976
Total liabilities	1,287,026	1,509,886
Commitments and Contingencies (Note N)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; zero issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 87,845,898 issued and 77,112,289 outstanding at June 30, 2023; 85,631,109 issued and 75,738,512 outstanding at December 31, 2022	877	854
Additional paid-in capital	1,241,828	1,234,834
Retained deficit	(260,177)	(351,084)
Treasury stock, at cost, 10,733,609 and 9,892,597 shares at June 30, 2023 and December 31, 2022, respectively	(196,162)	(186,196)
Accumulated other comprehensive income (loss)	857	(1,723)
Total U.S. Silica Holdings, Inc. stockholders’ equity	787,223	696,685
Non-controlling interest	7,117	8,009
Total stockholders' equity	794,340	704,694
Total liabilities and stockholders’ equity	$2,081,366	$2,214,580
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales:
Product	$322,514	$290,325	$671,183	$523,559
Service	84,270	98,188	177,841	169,841
Total sales	406,784	388,513	849,024	693,400
Cost of sales (excluding depreciation, depletion and amortization):
Product	206,116	199,744	435,320	373,352
Service	53,657	69,152	117,586	122,413
Total cost of sales (excluding depreciation, depletion and amortization)	259,773	268,896	552,906	495,765
Operating expenses:
Selling, general and administrative	28,694	34,817	57,857	74,927
Depreciation, depletion and amortization	33,546	34,715	68,932	72,464
Total operating expenses	62,240	69,532	126,789	147,391
Operating income	84,771	50,085	169,329	50,244
Other (expense) income:
Interest expense	(25,987)	(17,430)	(50,048)	(34,603)
Other income, net, including interest income	2,497	2,099	145	3,630
Total other expense	(23,490)	(15,331)	(49,903)	(30,973)
Income before income taxes	61,281	34,754	119,426	19,271
Income tax expense	(15,137)	(11,919)	(28,710)	(4,950)
Net income	$46,144	$22,835	$90,716	$14,321
Less: Net loss attributable to non-controlling interest	(115)	(73)	(191)	(194)
Net income attributable to U.S. Silica Holdings, Inc.	$46,259	$22,908	$90,907	$14,515
Earnings per share attributable to U.S. Silica Holdings, Inc.:
Basic	$0.60	$0.30	$1.18	$0.19
Diluted	$0.59	$0.29	$1.16	$0.19
Weighted average shares outstanding:
Basic	77,089	75,508	76,804	75,373
Diluted	78,338	77,966	78,309	77,494
Dividends declared per share	$—	$—	$—	$—
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$46,144	$22,835	$90,716	$14,321
Other comprehensive income (loss):
Unrealized gain on derivatives (net of tax of $613 and $0 for the three months ended June 30, 2023 and 2022, respectively, and $304 and $0 for the six months ended June 30, 2023 and 2022, respectively).	1,924	—	955	—
Foreign currency translation adjustment (net of tax of $16 and $(250) for the three months ended June 30, 2023 and 2022, respectively, and $87 and $(348) for the six months ended June 30, 2023 and 2022, respectively).	51	(783)	273	(1,092)
Pension and other post-retirement benefits liability adjustment (net of tax of $424 and $(937) for the three months ended June 30, 2023 and 2022, respectively, and $431and $147 for the six months ended June 30, 2023 and 2022, respectively).	1,330	(3,000)	1,352	462
Comprehensive income	$49,449	$19,052	$93,296	$13,691
Less: Comprehensive loss attributable to non-controlling interest	(115)	(73)	(191)	(194)
Comprehensive income attributable to U.S. Silica Holdings, Inc.	$49,564	$19,125	$93,487	$13,885
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; dollars in thousands)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total U.S. Silica Holdings Inc., Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance at March 31, 2023	$876	$(196,116)	$1,238,098	$(306,436)	$(2,448)	$733,974	$7,583	$741,557
Net income	—	—	—	46,259	—	46,259	(115)	46,144
Unrealized gain on derivatives	—	—	—	—	1,924	1,924	—	1,924
Foreign currency translation adjustment	—	—	—	—	51	51	—	51
Pension and post-retirement liability	—	—	—	—	1,330	1,330	—	1,330
Distributions to non-controlling interest	—	—	—	—	—	—	(351)	(351)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	3,731	—	—	3,731	—	3,731
Tax payments related to shares withheld for vested restricted stock and stock units	1	(46)	(1)	—	—	(46)	—	(46)
Balance at June 30, 2023	$877	$(196,162)	$1,241,828	$(260,177)	$857	$787,223	$7,117	$794,340

Balance at March 31, 2022	$851	$(188,092)	$1,222,780	$(437,641)	$3,502	$601,400	$9,394	$610,794
Net income	—	—	—	22,908	—	22,908	(73)	22,835
Foreign currency translation adjustment	—	—	—	—	(783)	(783)	—	(783)
Pension and post-retirement liability	—	—	—	—	(3,000)	(3,000)	—	(3,000)
Cash dividends	—	—	—	(12)	—	(12)	—	(12)
Distributions to non-controlling interest	—	—	—	—	—	—	(371)	(371)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	4,696	—	—	4,696	—	4,696
Proceeds from options exercised	—	1,441	(991)	—	—	450	—	450
Tax payments related to shares withheld for vested restricted stock and stock units	1	(175)	(1)	—	—	(175)	—	(175)
Balance at June 30, 2022	$852	$(186,826)	$1,226,484	$(414,745)	$(281)	$625,484	$8,950	$634,434

The accompanying notes are an integral part of these financial statements.

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total U.S. Silica Holdings Inc., Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2022	$854	$(186,196)	$1,234,834	$(351,084)	$(1,723)	$696,685	$8,009	$704,694
Net income	—	—	—	90,907	—	90,907	(191)	90,716
Unrealized gain on derivatives	—	—	—	—	955	955	—	955
Foreign currency translation adjustment	—	—	—	—	273	273	—	273
Pension and post-retirement liability	—	—	—	—	1,352	1,352	—	1,352
Distributions to non-controlling interest	—	—	—	—	—	—	(701)	(701)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	7,017	—	—	7,017	—	7,017
Tax payments related to shares withheld for vested restricted stock and stock units	23	(9,966)	(23)	—	—	(9,966)	—	(9,966)
Balance at June 30, 2023	$877	$(196,162)	$1,241,828	$(260,177)	$857	$787,223	$7,117	$794,340

Balance at December 31, 2021	$845	$(186,294)	$1,218,575	$(429,260)	$349	$604,215	$9,868	$614,083
Net income	—	—	—	14,515	—	14,515	(194)	14,321
Foreign currency translation adjustment	—	—	—	—	(1,092)	(1,092)	—	(1,092)
Pension and post-retirement liability	—	—	—	—	462	462	—	462
Distributions to non-controlling interest	—	—	—	—	—	—	(724)	(724)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	9,078	—	—	9,078	—	9,078
Proceeds from options exercised	—	1,695	(1,162)	—	—	533	—	533
Tax payments related to shares withheld for vested restricted stock and stock units	7	(2,227)	(7)	—	—	(2,227)	—	(2,227)
Balance at June 30, 2022	$852	$(186,826)	$1,226,484	$(414,745)	$(281)	$625,484	$8,950	$634,434

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net income	$90,716	$14,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	68,932	72,464
Debt issuance amortization	1,836	2,501
Original issue discount amortization	1,295	510
Deferred income taxes	19,985	2,413
Deferred revenue	(9,153)	(3,961)
Gain on disposal of property, plant and equipment	(828)	(663)
Equity-based compensation	7,017	9,078
Allowance for credit losses, net of recoveries	68	258
Other	16,760	6,181
Changes in operating assets and liabilities:
Accounts receivable	13,884	(24,006)
Inventories	(14,132)	(17,280)
Prepaid expenses and other current assets	6,504	4,625
Income taxes	3,234	977
Accounts payable and accrued expenses	(56,006)	52,705
Operating lease liabilities	(12,774)	(12,497)
Liability for pension and other post-retirement benefits	(2,553)	(956)
Other noncurrent assets and liabilities	(1,768)	(3,489)
Net cash provided by operating activities	133,017	103,181
Investing activities:
Capital expenditures	(34,023)	(17,573)
Capitalized intellectual property costs	(173)	(132)
Proceeds from sale of property, plant and equipment	1,805	1,748
Net cash used in investing activities	(32,391)	(15,957)
Financing activities:
Dividends paid	(23)	(163)
Proceeds from options exercised	—	533
Tax payments related to shares withheld for vested restricted stock and stock units	(9,966)	(2,227)
Payments on short-term debt	(5,628)	(4,424)
Payments on long-term debt	(136,437)	(6,538)
Financing fees paid	(41,353)	—
Distributions to non-controlling interest	(701)	(724)
Principal payments on finance lease obligations	(402)	(727)
Net cash used in financing activities	(194,510)	(14,270)
Net (decrease) increase in cash and cash equivalents	(93,884)	72,954
Cash and cash equivalents, beginning of period	280,845	239,425
Cash and cash equivalents, end of period	$186,961	$312,379

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited; dollars in thousands)

	Six Months Ended June 30,
	2023	2022
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$47,548	$31,606
Taxes, net of refunds	$5,477	$(19,543)
Non-cash items:
Accrued capital expenditures	$3,252	$1,478
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
Basis of Presentation and Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2023 included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). They do not contain certain information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022; therefore, the unaudited Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Operating results for the six-month period ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023. In the opinion of management, all adjustments necessary for a fair presentation have been included. Such adjustments are of a normal, recurring nature.
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
New Accounting Pronouncements Recently Adopted

None.

New Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting followed by ASU 2021-01, Reference Rate Reform (Topic 848): Scope, issued in January 2021 to provide clarifying guidance regarding the scope of Topic 848. ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Generally, the guidance is to be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. In April 2022, the FASB proposed to extend the effective date through December 31, 2024 and affirmed this decision in December 2022. Upon execution of the Fourth Amended and Restated Credit Agreement, we have transitioned from LIBOR. See Note I - Debt for discussion of the Fourth Amendment of the Credit Agreement.

`
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
The following table shows the computation of basic and diluted earnings per share:

In thousands, except per share amounts	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to U.S. Silica Holdings, Inc.	$46,259	$22,908	$90,907	$14,515

Denominator:
Weighted average shares outstanding	77,089	75,508	76,804	75,373
Diluted effect of stock awards	1,249	2,458	1,505	2,121
Weighted average shares outstanding assuming dilution	78,338	77,966	78,309	77,494

Earnings per share attributable to U.S. Silica Holdings, Inc.:
Basic earnings per share	$0.60	$0.30	$1.18	$0.19
Diluted earnings per share	$0.59	$0.29	$1.16	$0.19

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

In thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Potentially dilutive shares excluded	—	—	—	—
Stock options excluded	413	509	413	509
Restricted stock and performance share unit awards excluded	38	3	54	2
NOTE D—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) consists of fair value adjustments associated with cash flow hedges, accumulated adjustments for net experience losses and prior service costs related to employee benefit plans and foreign currency translation adjustments, net of tax. The following table presents the changes in accumulated other comprehensive income (loss) by component (in thousands):

	For the Six Months Ended June 30, 2023
	Unrealized (loss) gain on natural gas swaps	Foreign currency translation adjustments	Pension and other post-retirement benefits liability	Total
Beginning Balance	$(2,342)	$(1,262)	$1,881	$(1,723)
Other comprehensive income before reclassifications	955	273	2,311	3,539
Amounts reclassified from accumulated other comprehensive income	—	—	(959)	(959)
Ending Balance	$(1,387)	$(989)	$3,233	$857
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
NOTE E—ACCOUNTS RECEIVABLE
Accounts receivable are recorded when billed or accrued and represent claims against third parties that will be settled in cash. The carrying value of our accounts receivable, net of the allowance for credit losses, represents their estimated net realizable value. Accounts receivable (in thousands) consisted of the following:

	June 30, 2023	December 31, 2022
Trade receivables	$198,005	$209,683
Less: Allowance for credit losses	(5,699)	(5,691)
Net trade receivables	192,306	203,992
Other receivables	2,373	4,639
Total accounts receivable	$194,679	$208,631

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

The following table reflects the change of the allowance for credit losses (in thousands):

	Oil & Gas Proppants	Industrial & Specialty Products	Total
Beginning balance, December 31, 2022	$4,028	$1,663	$5,691
Allowance for credit losses	—	68	68
Write-offs	—	(60)	(60)
Ending balance, June 30, 2023	$4,028	$1,671	$5,699
Our ten largest customers accounted for 44% and 45% of total sales for the three and six months ended June 30, 2023, respectively, and 38% and 39% for the three and six months ended June 30, 2022, respectively. No customers accounted for 10% or more of our total sales for the three and six months ended June 30, 2023 or 2022. At June 30, 2023 and December 31, 2022, none of our customers' accounts receivable represented 10% or more of our total trade accounts receivable.
NOTE F—INVENTORIES
Inventories (in thousands) consisted of the following:

	June 30, 2023	December 31, 2022
Supplies	$63,804	$54,805
Raw materials and work in process	53,585	47,042
Finished goods	44,431	45,779
Total inventories	$161,820	$147,626

NOTE G—PROPERTY, PLANT AND MINE DEVELOPMENT
Property, plant and mine development (in thousands) consisted of the following:

	June 30, 2023	December 31, 2022
Mining property and mine development	$791,229	$789,601
Asset retirement cost	10,056	8,869
Land	53,288	53,128
Land improvements	87,208	76,456
Buildings	75,914	73,151
Machinery and equipment	1,238,004	1,217,933
Furniture and fixtures	3,029	3,922
Construction-in-progress	47,042	55,696
	2,305,770	2,278,756
Accumulated depreciation, depletion, amortization and impairment charges	(1,157,089)	(1,099,922)
Total property, plant and mine development, net	$1,148,681	$1,178,834
Depreciation, depletion, and amortization expense related to property, plant and mine development was $30.5 million and $31.7 million for the three months ended June 30, 2023 and 2022, respectively, and $62.8 million and $66.6 million for the six months ended June 30, 2023 and 2022, respectively.

NOTE H—GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill (in thousands) by business segment consisted of the following:

	Oil & Gas Proppants Segment	Industrial & Specialty Products Segment	Total
Balance at December 31, 2022	$—	$185,649	$185,649
Impairment loss	—	—	—
Balance at June 30, 2023	$—	$185,649	$185,649

Goodwill and trade names are evaluated for impairment annually as of October 31, or more frequently when indicators of impairment exist. We evaluated events and circumstances since the date of our last qualitative assessment, including macroeconomic conditions, industry and market conditions, and our overall financial performance. There were no triggering events during the first six months of 2023, therefore, no impairment charges were recorded related to goodwill or trade names for the six months ended June 30, 2023.
The changes in the carrying amount of intangible assets (in thousands) consisted of the following:

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Technology and intellectual property	$71,788	$(32,439)	$39,349	$71,651	$(29,990)	$41,661
Customer relationships	66,999	(35,191)	31,808	66,999	(32,791)	34,208
Total definite-lived intangible assets:	$138,787	$(67,630)	$71,157	$138,650	$(62,781)	$75,869
Trade names	64,240	—	64,240	64,240	—	64,240
Other	700	—	700	700	—	700
Total intangible assets:	$203,727	$(67,630)	$136,097	$203,590	$(62,781)	$140,809

Estimated useful life of technology and intellectual property is 15 years. Estimated useful life of customer relationships is a range of 13 - 20 years.

Amortization expense was $2.5 million and $4.9 million for the three and six months ended June 30, 2023, respectively, and $2.4 million and $4.8 million for the three and six months ended June 30, 2022, respectively.

The estimated amortization expense related to definite-lived intangible assets (in thousands) for the five succeeding years is as follows:

2023 (remaining six months)	$4,855
2024	$9,707
2025	$9,706
2026	$9,706
2027	$9,706

NOTE I—DEBT
Debt (in thousands) consisted of the following:

	June 30, 2023	December 31, 2022
Senior secured credit facility:
Revolver expiring March 23, 2028 (9.95% at June 30, 2023 and 8.44% at December 31, 2022)	$—	$—
Term Loan—final maturity March 23, 2030 (9.95% at June 30, 2023 and 8.44% at December 31, 2022)	922,625	1,059,062
Less: Unamortized original issue discount	(27,678)	(2,035)
Less: Unamortized debt issuance cost	(15,076)	(8,922)
Insurance financing notes payable	—	5,628
Finance leases (See Note P - Leases)	2,194	3,260
Total debt	882,065	1,056,993
Less: current portion	(10,152)	(19,535)
Total long-term portion of debt	$871,913	$1,037,458
Senior Secured Credit Facility
On March 23, 2023, we entered into the Fourth Amended and Restated Credit Agreement (the "Credit Agreement"), by entering into a new $1.1 billion senior secured credit facility, consisting of a $950 million Term Loan (the "Term Loan") and a $150 million revolving credit facility (the "Revolver") (collectively the "Credit Facility") that may also be used for swingline loans or letters of credit, and we may elect to increase the term loan or the revolving credit facility in accordance with the terms of the Credit Agreement. Borrowings under the Credit Agreement will bear interest at variable rates as determined at our election, based on the Term Secured Overnight Financing Rate ("SOFR") or a base rate, in each case, plus an applicable margin. In addition, under the Credit Agreement, we are required to pay a per annum commitment fee to revolving lenders and fees for letters of credit. The Credit Agreement is secured by substantially all of our assets and our domestic subsidiaries' assets and a pledge of the equity interests in such entities. The Term Loan matures on March 23, 2030, and the Revolver expires March 23, 2028. We capitalized $45.6 million in debt issuance costs and original issue discount as a result of the Credit Agreement. Additionally, as a result of the exit of certain lending parties, a portion of debt issuance and original discount costs were written off which resulted in additional expense of approximately $4.3 million. This was recorded as a loss on the extinguishment of debt, which was recorded in Other (expense) income, net, including interest income in the Condensed Consolidated Statements of Operations.
The Credit Facility contains covenants that, among other things, limit our ability, and certain of our subsidiaries' abilities, to create, incur or assume indebtedness and liens, to make acquisitions or investments, to sell assets and to pay dividends. The Credit Agreement also requires us to maintain a consolidated leverage ratio of no more than 4.00:1.00 as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 2.85:1.00, or 35%, of the Revolver commitment. These covenants are subject to a number of important exceptions and qualifications. The Credit Agreement includes events of default and other affirmative and negative covenants that are usual for facilities and transactions of this type. As of June 30, 2023 and December 31, 2022, we were in compliance with all covenants in accordance with our senior secured Credit Facility.

Term Loan
At June 30, 2023, contractual maturities of our Term Loan (in thousands) are as follows:

2023 (remaining six months)	$4,625
2024	9,250
2025	9,250
2026	9,250
2027	9,250
Thereafter	881,000
Total	$922,625
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
During the second quarter of 2023, we made a voluntary prepayment on the Term Loan of $25 million. A proportionate share of debt issuance and original discount costs were written off in conjunction with the prepayment of this debt which resulted in additional expense of $1.1 million. This expense was recorded in Other (expense) income, net, including interest income in the Condensed Consolidated Statements of Operations.
Revolving Line-of-Credit
We have a $150.0 million Revolver with zero drawn and $21.3 million allocated for letters of credit as of June 30, 2023, leaving $128.7 million available under the Revolver. Based on our consolidated leverage ratio of 1.94:1.00 as of June 30, 2023, we have access to the full availability of the Revolver.

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

	Six Months Ended June 30,
	2023	2022
Beginning balance	$20,732	$32,049
Accretion	1,025	749
Additions and revisions of estimates	1,187	(3,126)
Payments	(14)	(62)
Ending balance	$22,930	$29,610
NOTE K—FAIR VALUE ACCOUNTING
Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
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

NOTE L—DERIVATIVE INSTRUMENTS
Cash Flow Hedges of Natural Gas Price Risk
Natural gas is the primary fuel source used for drying in the commercial silica production process. In the past, the price of natural gas has been volatile, and we believe this volatility may continue. In order to manage our exposure to natural gas price increases, we entered into natural gas swaps. The derivative instruments are recorded on the balance sheet within other current or long-term assets or liabilities based on maturity dates at their fair values. As of June 30, 2023, the fair value of our natural gas swaps was a liability of $1.8 million, of which $1.4 million was classified within accounts payable and accrued liabilities on our balance sheet and $0.4 million was classified within other long-term obligations on our balance sheet. At December 31, 2022, the fair value of our natural gas swaps was a liability of $3.1 million, of which $2.3 million was classified within accounts payable and accrued liabilities on our balance sheet and $0.8 million was classified within other long-term obligations on our balance sheet.
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

	June 30, 2023				December 31, 2022
	Maturity Date	Contract/Notional Amount (MMBtu)	Carrying Amount	Fair Value	Maturity Date	Contract/Notional Amount (MMBtu)	Carrying Amount	Fair Value
Natural Gas - W. Texas (WAHA) - Inside FERC	2023	1,200,000	$(683)	$(683)	2023	1,200,000	$(1,887)	$(1,887)
Natural Gas - W. Texas (WAHA) - Inside FERC	2024	870,000	$(742)	$(742)	2024	870,000	$(656)	$(656)
Natural Gas - W. Texas (WAHA) - Inside FERC	2024	750,000	$205	$205	N/A	N/A	$—	$—
Natural Gas - Henry Hub - NYMEX	2023	300,000	$(361)	$(361)	2023	300,000	$(425)	$(425)
Natural Gas - Henry Hub - NYMEX	2024	120,000	$(174)	$(174)	2024	120,000	$(85)	$(85)
Natural Gas - Henry Hub - NYMEX	2025	90,000	$(73)	$(73)	2025	90,000	$(35)	$(35)
During the six months ended June 30, 2023, we had no ineffectiveness for the natural gas swap derivatives.
The following table summarizes the effect of derivative instruments (in thousands) on our income statements and our consolidated statements of comprehensive income:

	Six Months Ended June 30,
	2023	2022
Deferred losses from derivatives in OCI, beginning of period	$(2,342)	$—
Gain recognized in OCI from derivative instruments	955	—
Deferred losses from derivatives in OCI, end of period	$(1,387)	$—
NOTE M—EQUITY-BASED COMPENSATION
In July 2011, we adopted the U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan (the “2011 Plan”), which was amended and restated effective May 2015, amended and restated effective February 1, 2020, amended and restated effective May 13, 2021, amended and restated effective May 12, 2022 and amended and restated effective May 11, 2023. The 2011 Plan provides for grants of stock options, restricted stock, performance share units and other incentive-based awards. We believe our 2011 Plan aligns the interests of our employees and directors with those of our common stockholders. We use a combination of treasury stock and new shares, if necessary, to satisfy option exercises or vesting of restricted awards and performance share units.
Stock Options

The following table summarizes the status of, and changes in, our stock option awards during the six months ended June 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2022	508,523	$36.22	2.0 years
Granted	—	$—
Exercised	—	$—
Forfeited	(58,160)	$36.65
Expired	(37,434)	$24.80
Outstanding at June 30, 2023	412,929	$37.20	1.6 years
Exercisable at June 30, 2023	412,929	$37.20	1.6 years
There were no grants of stock options during the three and six months ended June 30, 2023 and 2022.
The following table summarizes stock option exercise activity:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Options exercised (in actual shares)	—	42,500	—	50,000
Intrinsic value of options exercised (in thousands)	$—	$421	$—	$446
Cash received from options exercised (in thousands)	$—	$449	$—	$533
Tax benefit realized from options exercised (in thousands)	$—	$102	$—	$108
As of June 30, 2023 and 2022, there was no unrecognized compensation expense related to these options. We account for forfeitures as they occur.
Restricted Stock and Restricted Stock Unit Awards
The following table summarizes the status of, and changes in, our unvested restricted stock awards during the six months ended June 30, 2023:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2022	1,438,386	$9.37
Granted	635,605	$12.02
Vested	(665,756)	$8.95
Forfeited	(118,426)	$8.62
Unvested, June 30, 2023	1,289,809	$10.96
We granted 141,671 and 635,605 restricted stock and restricted stock unit awards during the three and six months ended June 30, 2023, respectively. We granted 42,220 and 630,712 restricted stock and restricted stock units during the three and six months ended June 30, 2022, respectively.The fair value of the awards was based on the market price of our stock at date of grant.
We recognized $1.9 million and $3.5 million of equity-based compensation expense related to restricted stock and restricted stock units during the three and six months ended June 30, 2023, respectively. We recognized $1.8 million and $3.4 million of equity-based compensation expense related to restricted stock and restricted stock units during the three and six months ended June 30, 2022, respectively. As of June 30, 2023, there was $11.3 million of unrecognized compensation expense related to these restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 1.9 years.
We also granted cash awards during the three months ended March 31, 2020. These awards vested over a period of three years and were settled in cash. As such, these awards were classified as liability instruments. We recognized zero and $0.3 million of expense related to these awards for the three and six months ended June 30, 2023, respectively. We recognized $0.1 million and $0.4 million of expense related to these awards for the three and six months ended June 30, 2022, respectively. The liability for these awards was included in accounts payable and other accrued expenses on our balance sheets. These awards were remeasured at fair value each reporting period with resulting changes reflected in our income statements. As of June 30, 2023, there was no unrecognized expense related to these awards.
Performance Share Unit Awards
The following table summarizes the status of, and changes in, our performance share unit awards during the six months ended June 30, 2023:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2022	2,292,751	$9.51
Granted	1,295,904	$9.54
Vested	(1,549,033)	$6.60
Forfeited/Cancelled	(109,259)	$11.52
Unvested, June 30, 2023	1,930,363	$11.75
We granted 5,924 and 1,295,904 performance share unit awards during the three and six months ended June 30, 2023, respectively. We granted zero and 920,681 performance share unit awards during the three and six months ended June 30, 2022, respectively. A portion of these awards was measured against total shareholder return ("TSR"), and a portion was measured against adjusted free cash flow ("ACF") targets. The grant date weighted average fair value of these awards was estimated to be $9.54 and $11.79 for the six months ended June 30, 2023 and 2022, respectively.
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
We recognized $1.8 million and $3.5 million of compensation expense related to performance share unit awards during the three and six months ended June 30, 2023, respectively. We recognized $2.9 million and $5.7 million of compensation expense related to performance share unit awards during the three and six months ended June 30, 2022, respectively. As of June 30, 2023, there was $12.0 million of unrecognized compensation expense related to these performance share unit awards, which is expected to be recognized over a weighted-average period of 2.0 years.
We also granted cash awards during the three months ended March 31, 2020. These awards vested over a period of three years and were settled in cash. As such, these awards were classified as liability instruments. We recognized $0.1 million and $0.6 million of expense related to these awards for the six months ended June 30, 2023 and 2022, respectively. The liability for these awards was included in accounts payable and other accrued expenses on our balance sheets. These awards were remeasured at fair value each reporting period with resulting changes reflected in our income statements. As of June 30, 2023, there was no unrecognized expense related to these awards.

NOTE N—COMMITMENTS AND CONTINGENCIES
Future Minimum Annual Commitments at June 30, 2023 (in thousands):

Minimum Purchase Commitments
2023 (remaining six months)	$4,566
2024	7,640
2025	6,431
2026	3,844
2027	2,288
Thereafter	7,484
Total future purchase commitments	$32,253
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
Other Commitments and Contingencies
Our operating subsidiary, U.S. Silica Company (“U.S. Silica”), has been named as a defendant in various product liability claims alleging silica exposure causing silicosis. During the six months ended June 30, 2023, no new claims were brought against U.S. Silica. As of June 30, 2023, there were 42 active silica-related product liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, it is not reasonably possible that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations that exceeds the accrual amounts.
We have recorded estimated liabilities for these claims in other long-term liabilities as well as estimated recoveries under the indemnity agreement and an estimate of future recoveries under insurance in other assets on our consolidated balance sheets. For both June 30, 2023 and December 31, 2022, other non-current assets included zero for insurance for third-party product liability claims. As of June 30, 2023 and December 31, 2022 other long-term liabilities included $0.7 million and $0.8 million, respectively, for third-party product liability claims.
Obligations under Guarantees
We have indemnified our insurers against any loss they may incur in the event that holders of surety bonds, issued on our behalf, execute the bonds. As of June 30, 2023, there was $42.6 million in bonds outstanding, of which $38.6 million related to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to licenses, permits, and tax collection.

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
Net pension benefit cost (in thousands) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service cost	$573	$692	$1,146	$1,381
Interest cost	1,249	692	2,497	1,381
Expected return on plan assets	(1,518)	(1,424)	(3,037)	(2,842)
Net amortization and deferral	(3)	502	(5)	1,001
Net pension benefit costs	$301	$462	$601	$921
Net post-retirement benefit cost (in thousands) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service cost	$4	$6	$8	$12
Interest cost	80	36	160	72
Unrecognized prior service cost	(516)	(515)	(1,031)	(1,031)
Unrecognized net (gain)/loss	(131)	(35)	(262)	(69)
Net post-retirement benefit income	$(563)	$(508)	$(1,125)	$(1,016)
We made no contributions to the qualified pension plan for the three and six months ended June 30, 2023 and 2022. Our best estimates of expected contributions to the pension and post-retirement medical benefit plans for the 2023 fiscal year are zero and $1.0 million, respectively.
We contribute to three multiemployer defined benefit pension plans under the terms of collective-bargaining agreements for union-represented employees. A multiemployer plan is subject to collective bargaining for employees of two or more unrelated companies. These plans allow multiple employers to pool their pension resources and realize efficiencies associated with the daily administration of the plan. Multiemployer plans are generally governed by a board of trustees composed of management and labor representatives and are funded through employer contributions. However, in most cases, management is not directly represented. Our contributions to individual multiemployer pension funds did not exceed 5% of the fund’s total contributions for the three and six months ended June 30, 2023 and 2022. Additionally, our contributions to multiemployer post-retirement benefit plans were immaterial for all periods presented in the accompanying condensed consolidated financial statements.
We also sponsor a defined contribution plan covering certain employees. We contribute to the plan in two ways. For certain employees not covered by the defined benefit plan, we make a contribution equal to 4% of their salary. For all other eligible employees, we make a contribution up to 6% of eligible earnings. Contributions were $2.0 million and $4.1 million for the three and six months ended June 30, 2023, respectively, and $1.7 million and $3.5 million for the three and six months ended June 30, 2022, respectively.

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
Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

Leases	Classification	June 30, 2023	December 31, 2022
Assets
Operating	Lease right-of-use assets	$41,382	$39,088
Finance	Lease right-of-use assets	2,237	3,286
Total leased assets		$43,619	$42,374
Liabilities
Current
Operating	Current portion of operating lease liabilities	$19,654	$19,773
Finance	Current portion of long-term debt	902	1,107
Non-current
Operating	Operating lease liabilities	61,937	64,478
Finance	Long-term debt, net	1,292	2,153
Total lease liabilities		$83,785	$87,511

Lease Term and Discount Rate
Weighted average remaining lease term:
Operating		6.1 years	6.4 years
Finance		4.4 years	4.4 years

Weighted average discount rate:
Operating		5.8%	5.7%
Finance		5.6%	5.1%
The components of lease expense (in thousands) were as follows:

Lease Costs	Classification	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Operating lease costs(1)	Cost of sales	$10,320	$9,291	$20,695	$16,919
Operating lease costs(2)	Selling, general and administrative	748	447	1,343	801
Total (3)		$11,068	$9,738	$22,038	$17,720

(1) Included short-term operating lease costs of $6.6 million and $13.4 million for the three and six months ended June 30, 2023, respectively, and $5.2 million and $9.9 million for the three and six months ended June 30, 2022, respectively.

(2) Included short-term operating lease costs of $0.4 million and $0.7 million for the three and six months ended June 30, 2023, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively.

(3) Not included were expenses for finance leases of $0.2 million and $0.4 million for the three and six months ended June 30, 2023, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2022, respectively.

Supplemental cash flow information (in thousands) related to leases was as follows:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$12,774	$12,497
Financing cash flows for finance leases	$473	$727

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$3,376	$1,713
Finance leases	$273	$8,865
Maturities of lease liabilities (in thousands) as of June 30, 2023:

	Operating leases	Finance leases
2023 (remaining six months)	$12,488	$425
2024	22,331	970
2025	16,667	688
2026	12,865	117
2027	9,091	46
Thereafter	26,012	190
Total lease payments	$99,454	$2,436
Less: Interest	15,782	242
Less: Other operating expenses	2,081	—
Total	$81,591	$2,194
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
For the three and six months ended June 30, 2023, we had tax expense of $15.1 million and $28.7 million, respectively. For the three and six months ended June 30, 2022, we had tax expense of $11.9 million and $5.0 million, respectively. The effective tax rates were 25% and 24% for the three and six months ended June 30, 2023, respectively, and 34% and 26% for the three and six months ended June 30, 2022, respectively. Without discrete items, which primarily consist of the tax impact of equity compensation and non-US income taxes, the effective tax rates for the three and six months ended June 30, 2023 would have been 24% and 25%, respectively, and 34% and 22% for the three and six months ended June 30, 2022, respectively.
During the three and six months ended June 30, 2023, we recorded tax expense of $0.2 million and a tax benefit of $2.1 million, respectively, related to equity compensation. During the three and six months ended June 30, 2022, we recorded a tax benefit of $0.2 million and tax expense of $0.1 million, respectively, related to equity compensation.
Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes. For the three and six months ended June 30, 2023, the benefit received from statutory percentage depletion allowances was offset by nondeductible executive compensation and state income taxes.

NOTE R— REVENUE
We consider sales disaggregated at the product and service level by business segment to depict how the nature, amount, timing and uncertainty of revenues and cash flow are impacted by changes in economic factors. The following table disaggregates our sales by major source (in thousands):

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
Category	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales
Product	$178,015	$144,499	$322,514	$146,058	$144,267	$290,325
Service	84,270	—	84,270	98,188	—	98,188
Total Sales	$262,285	$144,499	$406,784	$244,246	$144,267	$388,513

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
Category	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales
Product	$384,457	$286,726	$671,183	$250,649	$272,910	$523,559
Service	177,841	—	177,841	169,841	—	169,841
Total Sales	$562,298	$286,726	$849,024	$420,490	$272,910	$693,400

The following tables reflect the changes in our contract assets, which we classify as unbilled receivables and our contract liabilities, which we classify as deferred revenues, for the six months ended June 30, 2023 and 2022 (in thousands):

	Unbilled Receivables
	June 30, 2023	June 30, 2022
Beginning Balance	$—	$1,957
Reclassifications to billed receivables	—	(4,457)
Revenues recognized in excess of period billings	—	2,930
Ending Balance	$—	$430

	Deferred Revenue
	June 30, 2023	June 30, 2022
Beginning Balance	$30,752	$20,741
Revenues recognized from balances held at the beginning of the period	(9,153)	(2,591)
Revenues deferred from period collections on unfulfilled performance obligations	—	20,948
Revenues recognized from period collections	—	(2,816)
Ending Balance	$21,599	$36,282
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

Foreign Operations
The following table includes information related to our foreign operations (in thousands):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Total Sales	$25,817	$29,658	$55,749	$54,912
Pre-tax income	$4,299	$9,715	$11,201	$14,528
Net income	$3,396	$7,675	$8,848	$11,477
Foreign operations constituted approximately $33.7 million and $38.2 million of consolidated assets as of June 30, 2023 and 2022, respectively.

NOTE S— RELATED PARTY TRANSACTIONS
There were no related party transactions during the three and six months ended June 30, 2023 or 2022.
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
The following table presents sales and segment contribution margin (in thousands) for the reportable segments and other operating results not allocated to the reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales:
Oil & Gas Proppants	$262,285	$244,246	$562,298	$420,490
Industrial & Specialty Products	144,499	144,267	286,726	272,910
Total sales	406,784	388,513	849,024	693,400
Segment contribution margin:
Oil & Gas Proppants	99,069	77,353	208,966	122,106
Industrial & Specialty Products	51,595	45,915	94,524	83,749
Total segment contribution margin	150,664	123,268	303,490	205,855
Operating activities excluded from segment cost of sales	(3,653)	(3,651)	(7,372)	(8,220)
Selling, general and administrative	(28,694)	(34,817)	(57,857)	(74,927)
Depreciation, depletion and amortization	(33,546)	(34,715)	(68,932)	(72,464)
Interest expense	(25,987)	(17,430)	(50,048)	(34,603)
Other income, net, including interest income	2,497	2,099	145	3,630
Income tax expense	(15,137)	(11,919)	(28,710)	(4,950)
Net income	$46,144	$22,835	$90,716	$14,321
Less: Net loss attributable to non-controlling interest	(115)	(73)	(191)	(194)
Net income attributable to U.S. Silica Holdings, Inc.	$46,259	$22,908	$90,907	$14,515
Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. At both June 30, 2023 and December 31, 2022, goodwill of $185.6 million has been allocated to these segments with zero allocated to Oil & Gas Proppants and $185.6 million to Industrial & Specialty Products.

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
During our 123-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 600 diversified product types to customers across our end markets. As of June 30, 2023, we had 27 operating mines and processing facilities and two additional exploration stage properties across the United States. We control 462 million tons of reserves of commercial silica, which we believe can be processed to make 179 million tons of finished products that meet API frac sand specifications, and 82 million tons of reserves of diatomaceous earth, perlite, and clays.
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

Sales decreased by 13% or $37.7 million in our Oil & Gas Proppants segment during the three months ended June 30, 2023 compared to the three months ended March 31, 2023. This was due primarily to a 13% decrease in tons sold. Sales increased by 10% or $26.3 million in our Oil & Gas Proppants segment during the three months ended March 31, 2023 compared to the three months ended December 31, 2022. This was due primarily to improvements in overall well completion activity. Our results for the six month period ended June 30, 2023 in this segment are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023.

Amounts in thousands, except per ton data	Three Months Ended			Percentage Change
Oil & Gas Proppants	June 30, 2023	March 31, 2023	December 31, 2022	June 30 ,2023 vs. March 31, 2023	March 31, 2023 vs. December 31, 2022
Sales	$262,285	$300,013	$273,717	(13)%	10%
Tons Sold	3,419	3,921	3,568	(13)%	10%
Average Selling Price per Ton	$76.71	$76.51	$76.71	—%	—%

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
    Our ten largest customers accounted for 44% and 45% of total sales for the three and six months ended June 30, 2023, respectively, and 38% and 39% for the three and six months ended June 30, 2022, respectively. No customers accounted for 10% or more of our total sales for the three and six months ended June 30, 2023 or 2022. At June 30, 2023 and December 31, 2022, none of our customers' accounts receivable represented 10% or more of our total trade accounts receivable.
    For a limited number of customers, we sell under long-term, minimum purchase supply agreements. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge and that our customers will pay for each product. Prices under these agreements are generally fixed and subject to certain contractual adjustments. Sometimes these agreements may undergo negotiations regarding pricing and volume requirements, particularly in volatile market conditions. When these negotiations occur, we may deliver our product at prices or at volumes below the requirements in our existing supply agreements. An executed order specifying the type and quantity of product to be delivered, in combination with the noted agreements, comprise our contracts in these arrangements. Selling more tons under supply contracts enables us to be more efficient from a production, supply chain and logistics standpoint. As discussed in Part I, Item 1A., Risk Factors of our 2022 Annual Report, these customers may not continue to purchase the same levels of product in the future due to a variety of reasons, contract requirements notwithstanding.
    As of June 30, 2023, we had 12 minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2023 and 2034. As of June 30, 2022, we had eight minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2022 and 2034. Collectively, sales to customers with minimum purchase supply agreements accounted for 59% and 57% of Oil & Gas Proppants segment sales during the three and six months ended June 30, 2023, respectively, and 42% and 37% of Oil & Gas Proppants segment sales during the three and six months ended June 30, 2022, respectively.
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
    The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

(amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to U.S. Silica Holdings, Inc.	$46,259	$22,908	$90,907	$14,515
Total interest expense, net of interest income	24,368	17,278	45,936	34,431
Provision for taxes	15,137	11,919	28,710	4,950
Total depreciation, depletion and amortization expenses	33,546	34,715	68,932	72,464
EBITDA	119,310	86,820	234,485	126,360
Non-cash incentive compensation (1)	3,731	5,295	7,066	9,952
Post-employment expenses (excluding service costs) (2)	(839)	(744)	(1,678)	(1,445)
Merger and acquisition related expenses (3)	845	2,089	1,069	3,957
Plant capacity expansion expenses (4)	32	49	98	95
Contract termination expenses (5)	—	—	—	6,500
Business optimization projects (6)	90	—	1,046	11
Facility closure costs (7)	71	440	152	930
Other adjustments allowable under the Credit Agreement (8)	397	(163)	6,033	329
Adjusted EBITDA	$123,637	$93,786	$248,271	$146,689

(1)	Reflects equity-based and other equity-related compensation expense.
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

(3)	Merger and acquisition related expenses include legal fees, professional fees, bank fees, severance costs, and other employee related costs. While these costs are not operational in nature and are not expected to continue for any singular transaction on an ongoing basis, similar types of costs, expenses and charges have occurred in prior periods and may recur in the future as we continue to integrate prior acquisitions and pursue any future acquisitions.
(4)	Plant capacity expansion expenses include expenses that are not inventoriable or capitalizable as related to plant expansion projects greater than $5 million in capital expenditures or plant start up projects. While these expenses are not operational in nature and are not expected to continue for any singular project on an ongoing basis, similar types of expenses have occurred in prior periods and may recur in the future if we continue to pursue future plant capacity expansions.
(5)	Reflects contract termination expenses related to strategically exiting a supplier service contract. While these expenses are not operational in nature and are not expected to continue for any singular event on an ongoing basis, similar types of expenses have occurred in prior periods and may recur in the future as we continue to strategically evaluate our contracts.
(6)	Reflects costs incurred related to business optimization projects within our corporate center, which aim to measure and improve the efficiency, productivity and performance of our organization. While these costs are not operational in nature and are not expected to continue for any singular project on an ongoing basis, similar types of expenses may recur in the future.
(7)	Reflects costs incurred related to idled sand facilities and closed corporate offices, including severance costs and remaining contracted costs such as office lease costs, maintenance, and utilities. While these costs are not operational in nature and are not expected to continue for any singular event on an ongoing basis, similar types of expenses may recur in the future.
(8)	Reflects miscellaneous adjustments permitted under the Credit Agreement, such as recruiting fees and relocation costs. The three and six months ended June 30, 2023 also included costs related to severance restructuring of $0.6 million, recruiting costs of $0.7 million, an adjustment to non-controlling interest of $0.3 million and $6.4 million related to the loss on extinguishment of debt, offset by an insurance recovery of $0.8 million and proceeds of the sale of assets of $1.2 million. The three and six months ended June 30, 2022 also included costs related to weather events and supplier and logistical issues of $0.9 million, severance restructuring of $0.2 million, an adjustment to non-controlling interest of $0.3 million, partially offset by proceeds of the sale of assets of $1.0 million.
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
    As of June 30, 2023, we were in compliance with all covenants under our Credit Facility, and our Revolver usage was zero (not including $21.3 million allocated for letters of credit). Since the Revolver usage did not exceed 2.85:1.00, or 35%, of the Revolver commitment, the consolidated leverage ratio covenant did not apply. Based on our consolidated leverage ratio of 1.94:1.00 as of June 30, 2023, we have access to the full availability of the Revolver. The calculation of the consolidated leverage ratio incorporates the Adjusted EBITDA-trailing twelve months as follows:

(All amounts in thousands, except calculated ratio)	June 30, 2023

Total debt	$879,871
Finance leases	2,194
Total consolidated debt	$882,065

Adjusted EBITDA-trailing twelve months	$455,141
Pro forma Adjusted EBITDA including impact of acquisitions (1)	—
Other adjustments for covenant calculation (2)	252
Total Adjusted EBITDA-trailing twelve months for covenant calculation	$455,393

Consolidated leverage ratio(3)	1.94

(1)	Covenant calculation allows for the Adjusted EBITDA-trailing twelve months to include the impact of acquisitions on a pro forma basis.
(2)	Covenant calculation excludes activity at legal entities above the operating company, which is mainly interest income offset by public company operating expenses.
(3)	Calculated by dividing total consolidated debt by total Adjusted EBITDA-trailing twelve months for covenant calculation.

Results of Operations for the Three Months Ended June 30, 2023 and 2022
Sales

(In thousands except per ton data)	Three Months Ended June 30,		Percent Change
	2023	2022	2023 vs. 2022
Sales:
Oil & Gas Proppants	$262,285	$244,246	7%
Industrial & Specialty Products	144,499	144,267	—%
Total sales	$406,784	$388,513	5%
Tons:
Oil & Gas Proppants	3,419	3,528	(3)%
Industrial & Specialty Products	1,040	1,124	(7)%
Total Tons	4,459	4,652	(4)%
Average Selling Price per Ton:
Oil & Gas Proppants	$76.71	$69.23	11%
Industrial & Specialty Products	$138.94	$128.35	8%
Overall Average Selling Price per Ton	$91.23	$83.52	9%

Total sales increased 5% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, driven by a 9% increase in overall average selling price partially offset by a 4% decrease in total tons sold.
The increase in total sales was primarily driven by Oil & Gas Proppants sales, which increased 7% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Oil & Gas Proppants average selling price increased 11% partially offset by a 3% decrease in tons sold. This increase is due to improvements in overall well completion activity.
Industrial & Specialty Products sales were consistent for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Industrial & Specialty Products tons sold decreased 7% and average selling price increased by 8%. The overall increase is due primarily to pricing increases implemented throughout the prior and current years.
Cost of Sales (excluding depreciation, depletion, and amortization)
Cost of sales decreased by $9.1 million, or 3%, to $259.8 million for the three months ended June 30, 2023 compared to $268.9 million for the three months ended June 30, 2022. These changes resulted from the main components of cost of sales as discussed below. As a percentage of sales, cost of sales represented 64% for the three months ended June 30, 2023 compared to 69% for the same period in 2022.
We incurred $125.1 million and $130.3 million of transportation and related costs for the three months ended June 30, 2023 and 2022, respectively. The $5.2 million decrease was mainly due to decreased freight charges in the Industrial & Specialty Products segment, partially offset by increased rail car and barge rates. As a percentage of sales, transportation and related costs represented 31% and 34% for the three months ended June 30, 2023 and 2022, respectively.
We incurred $45.2 million and $42.6 million of operating labor costs for the three months ended June 30, 2023 and 2022, respectively. The $2.6 million increase in labor cost was mainly due to increased headcount to support increased production and merit increases. As a percentage of sales, operating labor costs represented 11% for both the three months ended June 30, 2023 and 2022.
We incurred $15.2 million and $21.5 million of electricity and drying fuel (principally natural gas) costs for the three months ended June 30, 2023 and 2022, respectively. The $6.3 million decrease in electricity and drying fuel costs was mainly due to decreased natural gas prices. As a percentage of sales, electricity and drying fuel costs represented 4% and 6% for the three months ended June 30, 2023 and 2022, respectively.

We incurred $23.8 million and $23.2 million of maintenance and repair costs for the three months ended June 30, 2023 and 2022, respectively. The $0.6 million increase in maintenance and repair costs is mainly due to an increase in maintenance projects as production increased. As a percentage of sales, maintenance and repair costs represented 6% for both the three months ended June 30, 2023 and 2022.
Segment Contribution Margin
Industrial & Specialty Products contribution margin increased by $5.7 million to $51.6 million for the three months ended June 30, 2023 compared to $45.9 million for the three months ended June 30, 2022, driven by a $0.2 million increase in revenue and a $5.4 million decrease in cost of sales.
Oil & Gas Proppants contribution margin increased by $21.7 million to $99.1 million for the three months ended June 30, 2023 compared to $77.4 million for the three months ended June 30, 2022, driven by an $18.0 million increase in sales and a $3.7 million decrease in cost of sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $6.1 million, or 18%, to $28.7 million for the three months ended June 30, 2023 compared to $34.8 million for the three months ended June 30, 2022. The decrease was primarily due to expenses related to the strategic review of our Industrial & Specialty Products segment not recurring in 2023.
    In total, our selling, general and administrative expenses represented approximately 7% and 9% of our sales for the three months ended June 30, 2023 and 2022, respectively.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense decreased by $1.2 million, or 3%, to $33.5 million for the three months ended June 30, 2023 compared to $34.7 million for the three months ended June 30, 2022 primarily due to certain assets fully depreciating during 2022. Depreciation, depletion and amortization expense represented approximately 8% and 9% of our sales for the three months ended June 30, 2023 and 2022, respectively.
Goodwill and Other Asset Impairments
During the three months ended June 30, 2023 and 2022, no asset impairment charges were recorded.
Operating Income
Operating income for the three months ended June 30, 2023 was $84.8 million compared to operating income of $50.1 million for the three months ended June 30, 2022. The change was mainly driven by a 5% increase in sales, a 3% decrease in depreciation, depletion and amortization expense, an 18% decrease in selling, general and administrative expenses, and a 3% decrease in cost of sales.
Interest Expense
Interest expense increased by $8.6 million, or 49%, to $26.0 million for the three months ended June 30, 2023 compared to $17.4 million for the three months ended June 30, 2022 primarily due to higher interest rates.
Other Income (Expense), Net, Including Interest Income
Other income, net, increased by $0.4 million, to $2.5 million for the three months ended June 30, 2023 compared to $2.1 million for the three months ended June 30, 2022, due primarily to an increase in interest income offset by the loss related to extinguishment of debt.
Provision for Income Taxes
For the three months ended June 30, 2023 and 2022, we had tax expense of $15.1 million and $11.9 million, respectively. The effective tax rates were 25% and 34% for the three months ended June 30, 2023 and 2022, respectively. Without discrete items, which primarily consist of the tax impact of equity compensation and non-US income taxes, the effective tax rates for the three months ended June 30, 2023 and 2022 would have been 24% and 34%, respectively.

During the three months ended June 30, 2023 and 2022, we recorded tax expense of $0.2 million and a tax benefit of $0.2 million, respectively, related to equity compensation.
Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes. For the three months ended June 30, 2023, the benefit received from statutory percentage depletion allowances was offset by nondeductible executive compensation and state income taxes.
Net Income
Net income attributable to U.S. Silica Holdings, Inc., was $46.3 million and $22.9 million for the three months ended June 30, 2023 and 2022, respectively. The year over year changes were due to the factors noted above.
Results of Operations for the Six Months Ended June 30, 2023 and 2022
Sales

(In thousands except per ton data)	Six Months Ended June 30,		Percent Change
	2023	2022	2023 vs. 2022
Sales:
Oil & Gas Proppants	$562,298	$420,490	34%
Industrial & Specialty Products	286,726	272,910	5%
Total sales	$849,024	$693,400	22%
Tons:
Oil & Gas Proppants	7,340	6,588	11%
Industrial & Specialty Products	2,053	2,198	(7)%
Total Tons	9,393	8,786	7%
Average Selling Price per Ton:
Oil & Gas Proppants	$76.61	$63.83	20%
Industrial & Specialty Products	$139.66	$124.16	12%
Overall Average Selling Price per Ton	$90.39	$78.92	15%
Total sales increased 22% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, driven by a 7% increase in total tons sold and a 15% increase in overall average selling price.
The increase in total sales was mainly driven by Oil & Gas Proppants sales, which increased 34% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Oil & Gas Proppants average selling price increased 20% and tons sold increased 11%. This increase is due to improvements in overall well completion activity.
The increase in total sales was also driven by Industrial & Specialty Products sales, which increased 5% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Industrial & Specialty Products average selling price increased 12% partially offset by a decrease in tons sold by 7%. The overall increase is due to overall improved market conditions and pricing increases implemented throughout the prior and current years.
Cost of Sales (excluding depreciation, depletion, and amortization)
Cost of sales increased by $57.1 million, or 12%, to $552.9 million for the six months ended June 30, 2023 compared to $495.8 million for the six months ended June 30, 2022. These changes result from the main components of cost of sales as discussed below. As a percentage of sales, cost of sales represented 65% and 72% for the six months ended June 30, 2023 and 2022, respectively.
We incurred $269.7 million and $230.6 million of transportation and related costs for the six months ended June 30, 2023 and 2022, respectively. The $39.1 million increase was mainly due to increased volumes, increased carrier costs for SandBox and increased rail car and barge rates. As a percentage of sales, transportation and related costs represented 32% for the six months ended June 30, 2023 compared to 33% for the same period in 2022.

We incurred $91.6 million and $82.5 million of operating labor costs for the six months ended June 30, 2023 and 2022, respectively. The $9.1 million increase in labor costs incurred was mainly due to increased headcount to support increased production and merit increases. As a percentage of sales, operating labor costs represented 11% for the six months ended June 30, 2023 compared to 12% for the same period in 2022.
We incurred $34.1 million and $40.1 million of electricity and drying fuel (principally natural gas) costs for the six months ended June 30, 2023 and 2022, respectively. The $6.0 million decrease in electricity and drying fuel costs incurred was mainly due to decreased natural gas prices. As a percentage of sales, electricity and drying fuel costs represented 4% and 6% for the six months ended June 30, 2023 and 2022, respectively.
We incurred $49.0 million and $42.9 million of maintenance and repair costs for the six months ended June 30, 2023 and 2022, respectively. The $6.1 million increase in maintenance and repair costs is primarily due to an increase in maintenance projects as production increased. As a percentage of sales, maintenance and repair costs represented 6% for both the six months ended June 30, 2023 and 2022.
Segment Contribution Margin
Industrial & Specialty Products contribution margin increased by $10.8 million to $94.5 million for the six months ended June 30, 2023 compared to $83.7 million for the six months ended June 30, 2022, driven by a $13.8 million increase in revenue, partially offset by a $3.0 million increase in cost of sales.
Oil & Gas Proppants contribution margin increased by $86.9 million to $209.0 million for the six months ended June 30, 2023 compared to $122.1 million for the six months ended June 30, 2022, driven by a $141.8 million increase in sales, partially offset by a $54.9 million increase in cost of sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $17.0 million, or 23%, to $57.9 million for the six months ended June 30, 2023 compared to $74.9 million for the six months ended June 30, 2022. The decrease was primarily due to fees related to the termination of a supplier contract and expenses related to the strategic review of our Industrial & Specialty Products segment not recurring in 2023.
    In total, our selling, general and administrative expenses represented approximately 7% and 11% of our sales for the six months ended June 30, 2023 and 2022, respectively.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense decreased by $3.6 million, or 5%, to $68.9 million for the six months ended June 30, 2023 compared to $72.5 million for the six months ended June 30, 2022. The decrease was primarily due to certain assets fully depreciating during 2022. Depreciation, depletion and amortization expense represented approximately 8% and 10% of our sales for the six months ended June 30, 2023 and 2022, respectively.
Goodwill and Other Asset Impairments
During the six months ended June 30, 2023 and 2022 no asset impairment charges were recorded.
Operating Income
Operating income increased by $119.1 million to $169.3 million for the six months ended June 30, 2023 compared to $50.2 million for the six months ended June 30, 2022. The increase was driven by a 22% increase in sales, a 23% decrease in selling, general and administrative expenses and a 5% decrease in depreciation, depletion and amortization expense, partially offset by a 12% increase in cost of sales during the six months ended June 30, 2023.
Interest Expense
Interest expense increased by $15.4 million, or 45%, to $50.0 million for the six months ended June 30, 2023 compared to $34.6 million for the six months ended June 30, 2022, primarily due to higher interest rates.
Other Income (Expense), Net, Including Interest Income

Other income decreased by $3.5 million to $0.1 million for the six months ended June 30, 2023 compared to $3.6 million for the six months ended June 30, 2022. The decrease primarily related to the loss from extinguishment of debt, an adjustment in non-service pension costs, offset by an increase in interest income.
    Provision for Income Taxes
For the six months ended June 30, 2023 and 2022, we had tax expense of $28.7 million and $5.0 million, respectively. The effective tax rates were 24% and 26% for the six months ended June 30, 2023 and 2022, respectively. Without discrete items, which primarily consist of the tax impact of equity compensation and non-US income taxes, the effective tax rates for the six months ended June 30, 2023 and 2022 would have been 25% and 22%, respectively.
During the six months ended June 30, 2023 and 2022, we recorded a tax benefit related to equity compensation of $2.1 million and tax expense of $0.1 million, respectively.
Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes. For the six months ended June 30, 2023, the benefit received from statutory percentage depletion allowances was offset by nondeductible executive compensation and state income taxes.
Net Income
Net income attributable to U.S. Silica Holdings, Inc., was $90.9 million and $14.5 million for the six months ended June 30, 2023 and 2022, respectively. The year over year changes were due to the factors noted above.
Liquidity and Capital Resources
Overview
    Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to return cash to our stockholders, and to pay for acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through cash on hand, borrowings under our credit facilities, or equity issuances. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of June 30, 2023, our working capital was $358.8 million and we had $128.7 million of availability under the Revolver. Based on our consolidated leverage ratio of 1.94:1.00 as of June 30, 2023, we have access to the full availability of the Revolver.
    On March 23, 2023, we entered into a Fourth Amended and Restated Credit Agreement (the "Credit Agreement"), by entering into a new $1.1 billion senior secured credit facility, consisting of a $950 million Term Loan and a $150 million Revolver that may also be used for swingline loans or letters of credit, and we may elect to increase the term loan or the revolving credit facility in accordance with the terms of the Credit Agreement. Borrowings under the Credit Agreement will bear interest at variable rates as determined at our election, based on the Term Secured Overnight Financing Rate ("SOFR") or a base rate, in each case, plus an applicable margin.
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
The following table provides net debt (in thousands):

	June 30, 2023	December 31, 2022
Total Debt	$882,065	$1,056,993
Less:
Cash and cash equivalents	186,961	280,845
Net Debt	$695,104	$776,148
Total Debt:
Total debt was $882.1 million and $1.06 billion as of June 30, 2023 and December 31, 2022, respectively. The decrease was primarily due to the repurchase of $109 million of debt, prepayment of $25 million of debt and the capitalization of $45.2 million of costs associated with the execution of the Credit Agreement.
Cash and Cash Equivalents:
Cash and cash equivalents were $187.0 million and $280.8 million as of June 30, 2023 and December 31, 2022, respectively. The decrease was primarily due to the repurchase of $109 million of debt and $41.4 million of financing fees paid associated with the execution of the Fourth Amendment to the Credit Agreement and prepayment of $25 million of debt during the second quarter offset by strong cash generation from business operations.
Cash Flow Analysis
    A summary of operating, investing and financing activities (in thousands) is shown in the following table:

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$133,017	$103,181
Investing activities	(32,391)	(15,957)
Financing activities	(194,510)	(14,270)
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
Net cash provided by operating activities was $133.0 million for the six months ended June 30, 2023. This was mainly due to $90.7 million of net income adjusted for non-cash items, including $68.9 million in depreciation, depletion and amortization, $20.0 million in deferred income taxes, $7.0 million in equity-based compensation, $9.2 million in deferred revenue, and $19.1 million in other miscellaneous non-cash items. Also contributing to the change was a $13.9 million decrease in accounts receivable, a $14.1 million increase in inventories, a $6.5 million decrease in prepaid expenses and other current assets, a $56.0 million decrease in accounts payable and accrued liabilities, $12.8 million of payments on lease liabilities, and a $1.1 million change in other operating assets and liabilities.
Net cash provided by operating activities was $103.2 million for the six months ended June 30, 2022. This was mainly due to $14.3 million of net income adjusted for non-cash items, including $72.5 million in depreciation, depletion and amortization, $2.4 million in deferred income taxes, $9.1 million in equity-based compensation, $4.0 million in deferred revenue, and $8.8 million in other miscellaneous non-cash items. Also contributing to the change was a $24.0 million increase in accounts receivable, a $17.3 million increase in inventories, a $4.6 million decrease in prepaid expenses and other current assets, a $52.7 million increase in accounts payable and accrued liabilities, $12.5 million of payments on lease liabilities, and a $3.5 million change in other operating assets and liabilities.
Net Cash Used in / Provided by Investing Activities
Investing activities consist primarily of cash consideration paid to acquire businesses and capital expenditures for growth and maintenance.
Net cash used in investing activities was $32.4 million for the six months ended June 30, 2023. This was due to capital expenditures of $34.0 million offset by $1.8 million in proceeds from the sale of property, plant and equipment. Capital expenditures for the six months ended June 30, 2023 were primarily related to growth projects, facility improvement and maintenance projects, and other environmental and health and safety projects.
Net cash used in investing activities was $16.0 million for the six months ended June 30, 2022. This was mainly due to capital expenditures of $17.6 million offset by $1.7 million in proceeds from the sale of property, plant and equipment.
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
Net cash used in financing activities was $194.5 million for the six months ended June 30, 2023. This was mainly due to $5.6 million of short-term debt payments, $136.4 million of long-term debt payments, $41.4 million in financing fees paid, $0.7 million of distributions to a non-controlling interest, $0.4 million of principal payments on finance leases, and $10.0 million of tax payments related to shares withheld for vested restricted stock and stock units.
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
Environmental Matters
We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. As of June 30, 2023, we had $22.9 million accrued for future reclamation costs, as compared to $20.7 million as of December 31, 2022.

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
Interest Rate Risk
We are exposed to interest rate risk arising from adverse changes in interest rates. As of June 30, 2023, we had $923 million of debt outstanding under the Credit Agreement. Assuming SOFR is greater than the 1.0% minimum base rate on the Term Loan, a hypothetical increase in interest rates by 1.0% would have changed our interest expense by $9.2 million per year.
Upon execution of the Credit Agreement, we have transitioned from LIBOR to SOFR. See Note I - Debt for discussion of the Credit Agreement.
We use natural gas swaps in order to manage our exposure to the volatility of natural gas prices. We do not use derivatives for trading or speculative purposes. As of June 30, 2023, the fair value of our natural gas swaps was a liability of $1.8 million. As of December 31, 2022, the fair value of our natural gas swaps was a liability of $3.1 million. For more information see Note L - Derivative Instruments to our Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our existing internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As a result of the above developments, the filing rate of new claims against us over the past few years has decreased to below pre-2001 levels, and we were named as a defendant in zero, two, and one new silicosis cases filed in 2022, 2021, and 2020, respectively. During the six months ended June 30, 2023, no new claims were brought against U.S. Silica. As of June 30, 2023, there were 42 active silica-related product liability claims pending in which U.S. Silica is a defendant. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for both our predecessors that cover certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to certain insurance). As a result of a settlement with a former owner and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf.
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
Share Repurchase Program
The following table presents the total number of shares of our common stock that we repurchased during the second quarter of 2023, the average price paid per share, the number of shares that we repurchased as part of our share repurchase program, and the approximate dollar value of shares that still could have been repurchased at the end of the applicable fiscal period pursuant to our share repurchase program:

Period	Total Number of Shares Withheld(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
April 1, 2023 - April 30, 2023	115	$12.42	—	126,540,060
May 1, 2023 - May 31, 2023	2,639	$12.23	—	126,540,060
June 1, 2023 - June 30, 2023	1,006	$12.77	—	126,540,060
Total	3,760	$12.38	—	$—

(1)
In May 2018, our Board of Directors authorized and announced the repurchase of up to $200 million of our common stock from time to time on the open market or in privately negotiated transactions. Stock repurchases, if any, will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. As of June 30, 2023, we have repurchased a total of 5,036,139 shares of our common stock at an average price of $14.59.

(2)	Shares withheld by U.S. Silica to pay taxes due upon the vesting of employee restricted stock and restricted stock units for the months ended April 30, May 31, and June 30, 2023, respectively.

We did not repurchase any shares of common stock under our share repurchase program during the three and six months ended June 30, 2023.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
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
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement".

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of U.S. Silica Holdings, Inc., effective May 4, 2017.	8-K	001-35416	3.1	May 10, 2017
3.2	Third Amended and Restated Bylaws of U.S. Silica Holdings, Inc., effective May 4, 2017.	8-K	001-35416	3.2	May 10, 2017
10.1 +	Fifth Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan, as amended and restated effective May 11, 2023	8-K	001-35416	10.1	May 12, 2023
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification by Bryan A. Shinn, Chief Executive Officer.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification by Donald A. Merril, Chief Financial Officer.
32.1#	Section 1350 Certification by Bryan A. Shinn, Chief Executive Officer.
32.2#	Section 1350 Certification by Donald A. Merril, Chief Financial Officer.
95.1*	Mine Safety Disclosure.
101*	101.INS XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
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

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of July 2023.

U.S. Silica Holdings, Inc.

/s/ DONALD A. MERRIL
Name:	Donald A. Merril
Title:	Executive Vice President & Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

S-1