Form 10-Q
period 2023-09-30
U.S. SILICA HOLDINGS, INC.
filed 2023-11-03
CIK 1524741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☑
As of October 27, 2023, 77,154,412 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

U.S. SILICA HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended September 30, 2023

PART I-FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share information)

	Unaudited	Audited
	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$222,435	$280,845
Accounts receivable, net	183,434	208,631
Inventories, net	162,636	147,626
Prepaid expenses and other current assets	26,375	20,182
Total current assets	594,880	657,284
Property, plant and mine development, net	1,131,970	1,178,834
Lease right-of-use assets	43,342	42,374
Goodwill	185,649	185,649
Intangible assets, net	133,750	140,809
Other assets	11,383	9,630
Total assets	$2,100,974	$2,214,580
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$161,797	$216,239
Current portion of operating lease liabilities	19,490	19,773
Current portion of long-term debt	19,763	19,535
Current portion of deferred revenue	5,479	16,275
Income tax payable	2,458	128
Total current liabilities	208,987	271,950
Long-term debt, net	847,849	1,037,458
Deferred revenue	13,100	14,477
Liability for pension and other post-retirement benefits	24,627	30,911
Deferred income taxes, net	94,000	64,636
Operating lease liabilities	58,922	64,478
Other long-term liabilities	28,467	25,976
Total liabilities	1,275,952	1,509,886
Commitments and Contingencies (Note N)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; zero issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 87,877,234 issued and 77,133,239 outstanding at September 30, 2023; 85,631,109 issued and 75,738,512 outstanding at December 31, 2022	877	854
Additional paid-in capital	1,245,551	1,234,834
Retained deficit	(233,268)	(351,084)
Treasury stock, at cost, 10,743,995 and 9,892,597 shares at September 30, 2023 and December 31, 2022, respectively	(196,406)	(186,196)
Accumulated other comprehensive income (loss)	1,578	(1,723)
Total U.S. Silica Holdings, Inc. stockholders’ equity	818,332	696,685
Non-controlling interest	6,690	8,009
Total stockholders' equity	825,022	704,694
Total liabilities and stockholders’ equity	$2,100,974	$2,214,580
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales:
Product	$294,256	$309,831	$965,439	$833,390
Service	72,705	108,982	250,546	278,823
Total sales	366,961	418,813	1,215,985	1,112,213
Cost of sales (excluding depreciation, depletion and amortization):
Product	192,988	217,424	628,308	590,776
Service	47,969	74,096	165,555	196,509
Total cost of sales (excluding depreciation, depletion and amortization)	240,957	291,520	793,863	787,285
Operating expenses:
Selling, general and administrative	29,287	33,933	87,144	108,860
Depreciation, depletion and amortization	35,822	34,500	104,754	106,964
Total operating expenses	65,109	68,433	191,898	215,824
Operating income	60,895	58,860	230,224	109,104
Other (expense) income:
Interest expense	(26,039)	(20,174)	(76,087)	(54,777)
Other income, net, including interest income	4,016	3,576	4,161	7,206
Total other expense	(22,023)	(16,598)	(71,926)	(47,571)
Income before income taxes	38,872	42,262	158,298	61,533
Income tax expense	(12,064)	(10,259)	(40,774)	(15,209)
Net income	$26,808	$32,003	$117,524	$46,324
Less: Net loss attributable to non-controlling interest	(101)	(68)	(292)	(262)
Net income attributable to U.S. Silica Holdings, Inc.	$26,909	$32,071	$117,816	$46,586
Earnings per share attributable to U.S. Silica Holdings, Inc.:
Basic	$0.35	$0.42	$1.53	$0.62
Diluted	$0.34	$0.41	$1.50	$0.60
Weighted average shares outstanding:
Basic	77,125	75,587	76,913	75,446
Diluted	78,700	77,770	78,423	77,580
Dividends declared per share	$—	$—	$—	$—
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$26,808	$32,003	$117,524	$46,324
Other comprehensive income (loss):
Unrealized gain on derivatives (net of tax of $68 and $0 for the three months ended September 30, 2023 and 2022, respectively, and $372 and $0 for the nine months ended September 30, 2023 and 2022, respectively).	213	—	1,168	—
Foreign currency translation adjustment (net of tax of $(130) and $(89) for the three months ended September 30, 2023 and 2022, respectively, and $(43) and $(437) for the nine months ended September 30, 2023 and 2022, respectively).	(410)	(272)	(137)	(1,364)
Pension and other post-retirement benefits liability adjustment (net of tax of $292 and $(721) for the three months ended September 30, 2023 and 2022, respectively, and $723 and $(574) for the nine months ended September 30, 2023 and 2022, respectively).	918	(2,263)	2,270	(1,801)
Comprehensive income	$27,529	$29,468	$120,825	$43,159
Less: Comprehensive loss attributable to non-controlling interest	(101)	(68)	(292)	(262)
Comprehensive income attributable to U.S. Silica Holdings, Inc.	$27,630	$29,536	$121,117	$43,421
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; dollars in thousands)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total U.S. Silica Holdings Inc., Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance at June 30, 2023	$877	$(196,162)	$1,241,828	$(260,177)	$857	$787,223	$7,117	$794,340
Net income	—	—	—	26,909	—	26,909	(101)	26,808
Unrealized gain on derivatives	—	—	—	—	213	213	—	213
Foreign currency translation adjustment	—	—	—	—	(410)	(410)	—	(410)
Pension and post-retirement liability	—	—	—	—	918	918	—	918
Distributions to non-controlling interest	—	—	—	—	—	—	(326)	(326)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	3,723	—	—	3,723	—	3,723
Tax payments related to shares withheld for vested restricted stock and stock units	—	(244)	—	—	—	(244)	—	(244)
Balance at September 30, 2023	$877	$(196,406)	$1,245,551	$(233,268)	$1,578	$818,332	$6,690	$825,022

Balance at June 30, 2022	$852	$(186,826)	$1,226,484	$(414,745)	$(281)	$625,484	$8,950	$634,434
Net income	—	—	—	32,071	—	32,071	(68)	32,003
Foreign currency translation adjustment	—	—	—	—	(272)	(272)	—	(272)
Pension and post-retirement liability	—	—	—	—	(2,263)	(2,263)	—	(2,263)
Distributions to non-controlling interest	—	—	—	—	—	—	(383)	(383)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	4,743	—	—	4,743	—	4,743
Proceeds from options exercised	—	1,356	(933)	—	—	423	—	423
Tax payments related to shares withheld for vested restricted stock and stock units	1	(187)	(1)	—	—	(187)	—	(187)
Balance at September 30, 2022	$853	$(185,657)	$1,230,293	$(382,674)	$(2,816)	$659,999	$8,499	$668,498

The accompanying notes are an integral part of these financial statements.

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total U.S. Silica Holdings Inc., Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2022	$854	$(186,196)	$1,234,834	$(351,084)	$(1,723)	$696,685	$8,009	$704,694
Net income	—	—	—	117,816	—	117,816	(292)	117,524
Unrealized gain on derivatives	—	—	—	—	1,168	1,168	—	1,168
Foreign currency translation adjustment	—	—	—	—	(137)	(137)	—	(137)
Pension and post-retirement liability	—	—	—	—	2,270	2,270	—	2,270
Distributions to non-controlling interest	—	—	—	—	—	—	(1,027)	(1,027)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	10,740	—	—	10,740	—	10,740
Tax payments related to shares withheld for vested restricted stock and stock units	23	(10,210)	(23)	—	—	(10,210)	—	(10,210)
Balance at September 30, 2023	$877	$(196,406)	$1,245,551	$(233,268)	$1,578	$818,332	$6,690	$825,022

Balance at December 31, 2021	$845	$(186,294)	$1,218,575	$(429,260)	$349	$604,215	$9,868	$614,083
Net income	—	—	—	46,586	—	46,586	(262)	46,324
Foreign currency translation adjustment	—	—	—	—	(1,364)	(1,364)	—	(1,364)
Pension and post-retirement liability	—	—	—	—	(1,801)	(1,801)	—	(1,801)
Distributions to non-controlling interest	—	—	—	—	—	—	(1,107)	(1,107)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	13,821	—	—	13,821	—	13,821
Proceeds from options exercised	—	3,051	(2,095)	—	—	956	—	956
Tax payments related to shares withheld for vested restricted stock and stock units	8	(2,414)	(8)	—	—	(2,414)	—	(2,414)
Balance at September 30, 2022	$853	$(185,657)	$1,230,293	$(382,674)	$(2,816)	$659,999	$8,499	$668,498

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net income	$117,524	$46,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	104,754	106,964
Debt issuance amortization	2,478	3,696
Original issue discount amortization	2,338	749
Deferred income taxes	28,312	9,789
Deferred revenue	(12,173)	(9,461)
Gain on disposal of property, plant and equipment	(1,154)	(557)
Equity-based compensation	10,740	13,821
Allowance for credit losses, net of recoveries	(27)	378
Other	21,984	5,067
Changes in operating assets and liabilities:
Accounts receivable	25,223	(35,309)
Inventories	(14,912)	(26,918)
Prepaid expenses and other current assets	3,513	1,801
Income taxes	2,330	460
Accounts payable and accrued expenses	(52,620)	72,678
Operating lease liabilities	(19,131)	(17,643)
Liability for pension and other post-retirement benefits	(6,284)	1,854
Other noncurrent assets and liabilities	(3,187)	(4,233)
Net cash provided by operating activities	209,708	169,460
Investing activities:
Capital expenditures	(47,626)	(28,691)
Capitalized intellectual property costs	(234)	(343)
Proceeds from sale of property, plant and equipment	2,635	2,171
Net cash used in investing activities	(45,225)	(26,863)
Financing activities:
Dividends paid	(23)	(163)
Proceeds from options exercised	—	956
Tax payments related to shares withheld for vested restricted stock and stock units	(10,210)	(2,414)
Payments on short-term debt	(5,628)	(4,424)
Payments on long-term debt	(163,749)	(106,738)
Financing fees paid	(41,648)	—
Distributions to non-controlling interest	(1,027)	(1,107)
Principal payments on finance lease obligations	(608)	(999)
Net cash used in financing activities	(222,893)	(114,889)
Net (decrease) increase in cash and cash equivalents	(58,410)	27,708
Cash and cash equivalents, beginning of period	280,845	239,425
Cash and cash equivalents, end of period	$222,435	$267,133

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited; dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$71,553	$49,913
Taxes, net of refunds	$10,489	$(16,512)
Non-cash items:
Accrued capital expenditures	$1,761	$3,724
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
Basis of Presentation and Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2023 included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). They do not contain certain information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022; therefore, the unaudited Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Operating results for the nine-month period ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023. In the opinion of management, all adjustments necessary for a fair presentation have been included. Such adjustments are of a normal, recurring nature.
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

New Accounting Pronouncements Recently Adopted
In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting followed by ASU 2021-01, Reference Rate Reform (Topic 848): Scope, issued in January 2021 to provide clarifying guidance regarding the scope of Topic 848. ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Generally, the guidance is to be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. In April 2022, the FASB proposed to extend the effective date through December 31, 2024 and affirmed this decision in December 2022. Upon execution of the Fourth Amended and Restated Credit Agreement, we have transitioned from LIBOR. See Note I - Debt for discussion of the Fourth Amended and Restated Credit Agreement.
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
The following table shows the computation of basic and diluted earnings per share:

In thousands, except per share amounts	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to U.S. Silica Holdings, Inc.	$26,909	$32,071	$117,816	$46,586

Denominator:
Weighted average shares outstanding	77,125	75,587	76,913	75,446
Diluted effect of stock awards	1,575	2,183	1,510	2,134
Weighted average shares outstanding assuming dilution	78,700	77,770	78,423	77,580

Earnings per share attributable to U.S. Silica Holdings, Inc.:
Basic earnings per share	$0.35	$0.42	$1.53	$0.62
Diluted earnings per share	$0.34	$0.41	$1.50	$0.60

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

In thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Potentially dilutive shares excluded	—	—	—	—
Stock options excluded	413	521	413	509
Restricted stock and performance share unit awards excluded	7	7	49	24
NOTE D—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) consists of fair value adjustments associated with cash flow hedges, accumulated adjustments for net experience losses and prior service costs related to employee benefit plans and foreign currency translation adjustments, net of tax. The following table presents the changes in accumulated other comprehensive income (loss) by component (in thousands):

	For the Nine Months Ended September 30, 2023
	Unrealized (loss) gain on natural gas swaps	Foreign currency translation adjustments	Pension and other post-retirement benefits liability	Total
Beginning Balance	$(2,342)	$(1,262)	$1,881	$(1,723)
Other comprehensive income (loss) before reclassifications	1,168	(137)	3,861	4,892
Amounts reclassified from accumulated other comprehensive income	—	—	(1,591)	(1,591)
Ending Balance	$(1,174)	$(1,399)	$4,151	$1,578
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
NOTE E—ACCOUNTS RECEIVABLE
Accounts receivable are recorded when billed or accrued and represent claims against third parties that will be settled in cash. The carrying value of our accounts receivable, net of the allowance for credit losses, represents their estimated net realizable value. Accounts receivable (in thousands) consisted of the following:

	September 30, 2023	December 31, 2022
Trade receivables	$187,110	$209,683
Less: Allowance for credit losses	(5,604)	(5,691)
Net trade receivables	181,506	203,992
Other receivables	1,928	4,639
Total accounts receivable	$183,434	$208,631

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

The following table reflects the change of the allowance for credit losses (in thousands):

	Oil & Gas Proppants	Industrial & Specialty Products	Total
Beginning balance, December 31, 2022	$4,028	$1,663	$5,691
Allowance for credit losses	—	(27)	(27)
Write-offs	—	(60)	(60)
Ending balance, September 30, 2023	$4,028	$1,576	$5,604
Our ten largest customers accounted for 47% and 45% of total sales for the three and nine months ended September 30, 2023, respectively, and 42% and 40% for the three and nine months ended September 30, 2022, respectively. No customers accounted for 10% or more of our total sales for the three and nine months ended September 30, 2023 or 2022. At September 30, 2023 and December 31, 2022, none of our customers' accounts receivable represented 10% or more of our total trade accounts receivable.
NOTE F—INVENTORIES
Inventories (in thousands) consisted of the following:

	September 30, 2023	December 31, 2022
Supplies	$65,746	$54,805
Raw materials and work in process	58,020	47,042
Finished goods	38,870	45,779
Total inventories	$162,636	$147,626

NOTE G—PROPERTY, PLANT AND MINE DEVELOPMENT
Property, plant and mine development (in thousands) consisted of the following:

	September 30, 2023	December 31, 2022
Mining property and mine development	$792,123	$789,601
Asset retirement cost	10,567	8,869
Land	53,053	53,128
Land improvements	87,593	76,456
Buildings	76,188	73,151
Machinery and equipment	1,240,640	1,217,933
Furniture and fixtures	3,029	3,922
Construction-in-progress	56,370	55,696
	2,319,563	2,278,756
Accumulated depreciation, depletion, amortization and impairment charges	(1,187,593)	(1,099,922)
Total property, plant and mine development, net	$1,131,970	$1,178,834
Depreciation, depletion, and amortization expense related to property, plant and mine development was $32.7 million and $31.6 million for the three months ended September 30, 2023 and 2022, respectively, and $95.5 million and $98.2 million for the nine months ended September 30, 2023 and 2022, respectively.

NOTE H—GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill (in thousands) by business segment consisted of the following:

	Oil & Gas Proppants Segment	Industrial & Specialty Products Segment	Total
Balance at December 31, 2022	$—	$185,649	$185,649
Impairment loss	—	—	—
Balance at September 30, 2023	$—	$185,649	$185,649

Goodwill and trade names are evaluated for impairment annually as of October 31, or more frequently when indicators of impairment exist. We evaluated events and circumstances since the date of our last qualitative assessment, including macroeconomic conditions, industry and market conditions, and our overall financial performance. There were no triggering events during the first nine months of 2023, therefore, no impairment charges were recorded related to goodwill or trade names for the nine months ended September 30, 2023.
The changes in the carrying amount of intangible assets (in thousands) consisted of the following:

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Technology and intellectual property	$71,870	$(33,666)	$38,204	$71,651	$(29,990)	$41,661
Customer relationships	66,999	(36,393)	30,606	66,999	(32,791)	34,208
Total definite-lived intangible assets:	$138,869	$(70,059)	$68,810	$138,650	$(62,781)	$75,869
Trade names	64,240	—	64,240	64,240	—	64,240
Other	700	—	700	700	—	700
Total intangible assets:	$203,809	$(70,059)	$133,750	$203,590	$(62,781)	$140,809

Estimated useful life of technology and intellectual property is 15 years. Estimated useful life of customer relationships is a range of 13 - 20 years.

Amortization expense was $2.4 million and $7.3 million for the three and nine months ended September 30, 2023, respectively, and $2.4 million and $7.3 million for the three and nine months ended September 30, 2022, respectively.

The estimated amortization expense related to definite-lived intangible assets (in thousands) for the five succeeding years is as follows:

2023 (remaining three months)	$2,429
2024	$9,714
2025	$9,712
2026	$9,712
2027	$9,712

NOTE I—DEBT
Debt (in thousands) consisted of the following:

	September 30, 2023	December 31, 2022
Senior secured credit facility:
Revolver expiring March 23, 2028 (10.17% at September 30, 2023 and 8.44% at December 31, 2022)	$—	$—
Term Loan—final maturity March 23, 2030 (10.17% at September 30, 2023 and 8.44% at December 31, 2022)	895,313	1,059,062
Less: Unamortized original issue discount	(25,902)	(2,035)
Less: Unamortized debt issuance cost	(14,384)	(8,922)
Insurance financing notes payable	9,705	5,628
Finance leases (See Note P - Leases)	2,880	3,260
Total debt	867,612	1,056,993
Less: current portion	(19,763)	(19,535)
Total long-term portion of debt	$847,849	$1,037,458
Senior Secured Credit Facility
On March 23, 2023, we entered into the Fourth Amended and Restated Credit Agreement (the "Credit Agreement"), by entering into a new $1.1 billion senior secured credit facility, consisting of a $950 million Term Loan (the "Term Loan") and a $150 million revolving credit facility (the "Revolver") (collectively the "Credit Facility") that may also be used for swingline loans or letters of credit, and we may elect to increase the term loan or the revolving credit facility in accordance with the terms of the Credit Agreement. Borrowings under the Credit Agreement will bear interest at variable rates as determined at our election, based on the Term Secured Overnight Financing Rate ("SOFR") or a base rate, in each case, plus an applicable margin. In addition, under the Credit Agreement, we are required to pay a per annum commitment fee to revolving lenders and fees for letters of credit. The Credit Agreement is secured by substantially all of our assets and our domestic subsidiaries' assets and a pledge of the equity interests in such entities. The Term Loan matures on March 23, 2030, and the Revolver expires March 23, 2028. We capitalized $45.9 million in debt issuance costs and original issue discount as a result of the Credit Agreement. Additionally, as a result of the exit of certain lending parties, a portion of debt issuance and original discount costs were written off which resulted in additional expense of approximately $4.3 million. This was recorded as a loss on the extinguishment of debt, which was recorded in Other (expense) income, net, including interest income in the Condensed Consolidated Statements of Operations.
The Credit Facility contains covenants that, among other things, limit our ability, and certain of our subsidiaries' abilities, to create, incur or assume indebtedness and liens, to make acquisitions or investments, to sell assets and to pay dividends. The Credit Agreement also requires us to maintain a consolidated leverage ratio of no more than 4.00:1.00 as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 2.85:1.00, or 35%, of the Revolver commitment. These covenants are subject to a number of important exceptions and qualifications. The Credit Agreement includes events of default and other affirmative and negative covenants that are usual for facilities and transactions of this type. As of September 30, 2023 and December 31, 2022, we were in compliance with all covenants in accordance with our senior secured Credit Facility.

Term Loan
At September 30, 2023, contractual maturities of our Term Loan (in thousands) are as follows:

2023 (remaining three months)	$2,250
2024	9,000
2025	9,000
2026	9,000
2027	9,000
Thereafter	857,063
Total	$895,313
Prior to the execution of the Fourth Amended and Restated Credit Agreement, we repurchased outstanding debt under the Term Loan in the amount of $109 million. A proportionate share of debt issuance and original discount costs were written off in conjunction with this repurchase which resulted in additional expense of approximately $1.0 million. As a result, we recorded a loss on extinguishment of debt in the amount of $1.0 million. The loss on extinguishment was recorded in Other (expense) income, net, including interest income in the Condensed Consolidated Statements of Operations.
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
During the third quarter of 2023, we made a voluntary prepayment on the Term Loan of $25 million. A proportionate share of debt issuance and original discount costs were written off in conjunction with the prepayment of this debt which resulted in additional expense of $1.1 million. This expense was recorded in Other (expense) income, net, including interest income in the Condensed Consolidated Statements of Operations.
Revolving Line-of-Credit
We have a $150.0 million Revolver with zero drawn and $20.8 million allocated for letters of credit as of September 30, 2023, leaving $129.2 million available under the Revolver. Based on our consolidated leverage ratio of 1.91:1.00 as of September 30, 2023, we have access to the full availability of the Revolver.

Insurance Financing Notes Payable

During the third quarter of 2023, we renewed our insurance policies and financed the payments through notes payable with a stated interest rate of 6.6%. These payments will be made in installments throughout a nine-month period and, as such, have been classified as current debt. As of September 30, 2023, the notes payable had a balance of $9.7 million.

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

	Nine Months Ended September 30,
	2023	2022
Beginning balance	$20,732	$32,049
Accretion	1,555	1,123
Additions and revisions of estimates	1,698	(3,126)
Payments	(5)	(62)
Ending balance	$23,980	$29,984
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

NOTE L—DERIVATIVE INSTRUMENTS
Cash Flow Hedges of Natural Gas Price Risk
Natural gas is the primary fuel source used for drying in the commercial silica production process. In the past, the price of natural gas has been volatile, and we believe this volatility may continue. In order to manage our exposure to natural gas price increases, we entered into natural gas swaps. The derivative instruments are recorded on the balance sheet within other current or long-term assets or liabilities based on maturity dates at their fair values. As of September 30, 2023, the fair value of our natural gas swaps was a liability of $1.5 million, of which $1.3 million was classified within accounts payable and accrued liabilities on our balance sheet and $0.2 million was classified within other long-term obligations on our balance sheet. At December 31, 2022, the fair value of our natural gas swaps was a liability of $3.1 million, of which $2.3 million was classified within accounts payable and accrued liabilities on our balance sheet and $0.8 million was classified within other long-term obligations on our balance sheet.
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

	September 30, 2023				December 31, 2022
	Maturity Date	Contract/Notional Amount (MMBtu)	Carrying Amount	Fair Value	Maturity Date	Contract/Notional Amount (MMBtu)	Carrying Amount	Fair Value
Natural Gas - W. Texas (WAHA) - Inside FERC	2023	1,200,000	$(365)	$(365)	2023	1,200,000	$(1,887)	$(1,887)
Natural Gas - W. Texas (WAHA) - Inside FERC	2024	870,000	$(879)	$(879)	2024	870,000	$(656)	$(656)
Natural Gas - W. Texas (WAHA) - Inside FERC	2024	750,000	$109	$109	N/A	N/A	$—	$—
Natural Gas - Henry Hub - NYMEX	2023	300,000	$(145)	$(145)	2023	300,000	$(425)	$(425)
Natural Gas - Henry Hub - NYMEX	2024	120,000	$(194)	$(194)	2024	120,000	$(85)	$(85)
Natural Gas - Henry Hub - NYMEX	2025	90,000	$(75)	$(75)	2025	90,000	$(35)	$(35)
During the nine months ended September 30, 2023, we had no ineffectiveness for the natural gas swap derivatives.
The following table summarizes the effect of derivative instruments (in thousands) on our income statements and our consolidated statements of comprehensive income:

	Nine Months Ended September 30,
	2023	2022
Deferred losses from derivatives in OCI, beginning of period	$(2,342)	$—
Gain recognized in OCI from derivative instruments	1,168	—
Deferred losses from derivatives in OCI, end of period	$(1,174)	$—
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
Stock Options

The following table summarizes the status of, and changes in, our stock option awards during the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2022	508,523	$36.22	2.0 years
Granted	—	$—
Exercised	—	$—
Forfeited	(58,160)	$36.65
Expired	(37,434)	$24.80
Outstanding at September 30, 2023	412,929	$37.20	1.4 years
Exercisable at September 30, 2023	412,929	$37.20	1.4 years
There were no grants of stock options during the three and nine months ended September 30, 2023 and 2022.
The following table summarizes stock option exercise activity:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Options exercised (in actual shares)	—	40,000	—	90,000
Intrinsic value of options exercised (in thousands)	$—	$167	$—	$613
Cash received from options exercised (in thousands)	$—	$423	$—	$956
Tax benefit realized from options exercised (in thousands)	$—	$40	$—	$148
As of September 30, 2023 and 2022, there was no unrecognized compensation expense related to these options. We account for forfeitures as they occur.
Restricted Stock and Restricted Stock Unit Awards
The following table summarizes the status of, and changes in, our unvested restricted stock awards during the nine months ended September 30, 2023:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2022	1,438,386	$9.37
Granted	737,239	$12.13
Vested	(725,767)	$9.03
Forfeited	(121,338)	$8.70
Unvested, September 30, 2023	1,328,520	$11.15
We granted 101,634 and 737,239 restricted stock and restricted stock unit awards during the three and nine months ended September 30, 2023, respectively. We granted 11,621 and 642,333 restricted stock and restricted stock units during the three and nine months ended September 30, 2022, respectively. The fair value of the awards was based on the market price of our stock at date of grant.
We recognized $2.0 million and $5.5 million of equity-based compensation expense related to restricted stock and restricted stock units during the three and nine months ended September 30, 2023, respectively. We recognized $1.8 million and

$5.2 million of equity-based compensation expense related to restricted stock and restricted stock units during the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, there was $10.5 million of unrecognized compensation expense related to these restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 1.9 years.
We also granted cash awards during the three months ended March 31, 2020. These awards vested over a period of three years and were settled in cash. As such, these awards were classified as liability instruments. We recognized zero and $0.3 million of expense related to these awards for the three and nine months ended September 30, 2023, respectively. We recognized $0.2 million and $0.6 million of expense related to these awards for the three and nine months ended September 30, 2022, respectively. The liability for these awards was included in accounts payable and other accrued expenses on our balance sheets. These awards were remeasured at fair value each reporting period with resulting changes reflected in our income statements. As of September 30, 2023, there was no unrecognized expense related to these awards.
Performance Share Unit Awards
The following table summarizes the status of, and changes in, our performance share unit awards during the nine months ended September 30, 2023:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2022	2,292,751	$9.51
Granted	1,295,904	$9.54
Vested	(1,549,033)	$6.60
Forfeited/Cancelled	(109,259)	$11.52
Unvested, September 30, 2023	1,930,363	$11.75
We granted zero and 1,295,904 performance share unit awards during the three and nine months ended September 30, 2023, respectively. We granted zero and 920,681 performance share unit awards during the three and nine months ended September 30, 2022, respectively. A portion of these awards was measured against total shareholder return ("TSR"), and a portion was measured against adjusted free cash flow ("ACF") targets. The grant date weighted average fair value of these awards was estimated to be $9.54 and $11.79 for the nine months ended September 30, 2023 and 2022, respectively.
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
We recognized $1.7 million and $5.2 million of compensation expense related to performance share unit awards during the three and nine months ended September 30, 2023, respectively. We recognized $2.9 million and $8.6 million of compensation expense related to performance share unit awards during the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, there was $10.1 million of unrecognized compensation expense related to these performance share unit awards, which is expected to be recognized over a weighted-average period of 1.9 years.
We also granted cash awards during the three months ended March 31, 2020. These awards vested over a period of three years and were settled in cash. As such, these awards were classified as liability instruments. We recognized $0.1 million and $0.8 million of expense related to these awards for the nine months ended September 30, 2023 and 2022, respectively. The liability for these awards was included in accounts payable and other accrued expenses on our balance sheets. These awards were remeasured at fair value each reporting period with resulting changes reflected in our income statements. As of September 30, 2023, there was no unrecognized expense related to these awards.

NOTE N—COMMITMENTS AND CONTINGENCIES
Future Minimum Annual Commitments at September 30, 2023 (in thousands):

Minimum Purchase Commitments
2023 (remaining three months)	$1,891
2024	7,640
2025	6,431
2026	3,844
2027	2,288
Thereafter	7,484
Total future purchase commitments	$29,578
Minimum Purchase Commitments
We enter into service agreements with our transload and transportation providers as well as commodity suppliers. Some of these agreements require us to purchase a minimum amount of services over a specific period of time. Any inability to meet these minimum contract requirements requires us to pay a shortfall fee, which is based on the difference between the minimum amount contracted for and the actual amount purchased.
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
Other Commitments and Contingencies
Our operating subsidiary, U.S. Silica Company (“U.S. Silica”), has been named as a defendant in various product liability claims alleging silica exposure causing silicosis. During the nine months ended September 30, 2023, no new claims were brought against U.S. Silica. As of September 30, 2023, there were 39 active silica-related product liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, it is not reasonably possible that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations that exceeds the accrual amounts.
We have recorded estimated liabilities for these claims in other long-term liabilities and an estimate of future recoveries under insurance in other assets on our consolidated balance sheets. For both September 30, 2023 and December 31, 2022, other non-current assets included zero for insurance for third-party product liability claims. As of September 30, 2023 and December 31, 2022 other long-term liabilities included $0.7 million and $0.8 million, respectively, for third-party product liability claims.
Obligations under Guarantees
We have indemnified our insurers against any loss they may incur in the event that holders of surety bonds, issued on our behalf, execute the bonds. As of September 30, 2023, there was $42.8 million in bonds outstanding, of which $38.8 million related to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to licenses, permits, and tax collection.

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
Net pension benefit cost (in thousands) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service cost	$620	$506	$1,766	$1,887
Interest cost	1,578	959	4,075	2,340
Expected return on plan assets	(1,855)	(1,573)	(4,892)	(4,415)
Net amortization and deferral	35	686	30	1,687
Net pension benefit costs	$378	$578	$979	$1,499
Net post-retirement benefit cost (in thousands) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service cost	$(2)	$1	$6	$13
Interest cost	89	63	249	135
Unrecognized prior service cost	(516)	(516)	(1,547)	(1,547)
Unrecognized net gain	(333)	(154)	(595)	(223)
Net post-retirement benefit income	$(762)	$(606)	$(1,887)	$(1,622)
We made a voluntary contribution of $2.0 million to the qualified pension plan for the three and nine months ended September 30, 2023 and no contributions for the three and nine months ended September 30, 2022. Our best estimates of expected required contributions to the pension and post-retirement medical benefit plans for the 2023 fiscal year are zero and $1.0 million, respectively.
We contribute to three multiemployer defined benefit pension plans under the terms of collective-bargaining agreements for union-represented employees. A multiemployer plan is subject to collective bargaining for employees of two or more unrelated companies. These plans allow multiple employers to pool their pension resources and realize efficiencies associated with the daily administration of the plan. Multiemployer plans are generally governed by a board of trustees composed of management and labor representatives and are funded through employer contributions. However, in most cases, management is not directly represented. Our contributions to individual multiemployer pension funds did not exceed 5% of the fund’s total contributions for the three and nine months ended September 30, 2023 and 2022. Additionally, our contributions to multiemployer post-retirement benefit plans were immaterial for all periods presented in the accompanying condensed consolidated financial statements.
We also sponsor a defined contribution plan covering certain employees. We contribute to the plan in two ways. For certain employees not covered by the defined benefit plan, we make a contribution equal to 4% of their salary. For all other eligible employees, we make a contribution up to 6% of eligible earnings. Contributions were $1.9 million and $5.9 million for the three and nine months ended September 30, 2023, respectively, and $1.7 million and $5.2 million for the three and nine months ended September 30, 2022, respectively.

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
Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

Leases	Classification	September 30, 2023	December 31, 2022
Assets
Operating	Lease right-of-use assets	$40,395	$39,088
Finance	Lease right-of-use assets	2,947	3,286
Total leased assets		$43,342	$42,374
Liabilities
Current
Operating	Current portion of operating lease liabilities	$19,490	$19,773
Finance	Current portion of long-term debt	1,058	1,107
Non-current
Operating	Operating lease liabilities	58,922	64,478
Finance	Long-term debt, net	1,822	2,153
Total lease liabilities		$81,292	$87,511

Lease Term and Discount Rate
Weighted average remaining lease term:
Operating		6.1 years	6.4 years
Finance		4.7 years	4.4 years

Weighted average discount rate:
Operating		6.1%	5.7%
Finance		6.2%	5.1%
The components of lease expense (in thousands) were as follows:

Lease Costs	Classification	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Operating lease costs(1)	Cost of sales	$8,498	$10,925	$29,193	$27,844
Operating lease costs(2)	Selling, general and administrative	711	392	2,054	1,193
Total (3)		$9,209	$11,317	$31,247	$29,037

(1) Included short-term operating lease costs of $5.3 million and $18.7 million for the three and nine months ended September 30, 2023, respectively, and $6.9 million and $16.8 million for the three and nine months ended September 30, 2022, respectively.

(2) Included short-term operating lease costs of $0.4 million and $1.1 million for the three and nine months ended September 30, 2023, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2022, respectively.

(3) Not included were expenses for finance leases of $0.2 million and $0.6 million for the three and nine months ended September 30, 2023, respectively, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2022, respectively.

Supplemental cash flow information (in thousands) related to leases was as follows:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$19,131	$17,643
Financing cash flows for finance leases	$725	$999

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$4,354	$13,579
Finance leases	$1,166	$2,097
Maturities of lease liabilities (in thousands) as of September 30, 2023:

	Operating leases	Finance leases
2023 (remaining three months)	$6,529	$272
2024	23,303	1,210
2025	17,146	928
2026	13,066	618
2027	9,327	46
Thereafter	28,815	191
Total lease payments	$98,186	$3,265
Less: Interest	17,869	385
Less: Other operating expenses	1,905	—
Total	$78,412	$2,880
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
For the three and nine months ended September 30, 2023, we had tax expense of $12.1 million and $40.8 million, respectively. For the three and nine months ended September 30, 2022, we had tax expense of $10.3 million and $15.2 million, respectively. The effective tax rates were 31% and 26% for the three and nine months ended September 30, 2023, respectively, and 24% and 25% for the three and nine months ended September 30, 2022, respectively. Without discrete items, which primarily consist of the tax impact of equity compensation and non-US income taxes, the effective tax rates for the three and nine months ended September 30, 2023 would have been 29% and 26%, respectively, and 24% and 23% for the three and nine months ended September 30, 2022, respectively.
During the three and nine months ended September 30, 2023, we recorded tax expense of $0.3 million and a tax benefit of $1.9 million, respectively, related to equity compensation. During the three and nine months ended September 30, 2022, we recorded a tax benefit of zero and tax expense of $0.1 million, respectively, related to equity compensation.
Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes. For the three and nine months ended September 30, 2023, the benefit received from statutory percentage depletion allowances was offset by nondeductible executive compensation and state income taxes.

NOTE R— REVENUE
We consider sales disaggregated at the product and service level by business segment to depict how the nature, amount, timing and uncertainty of revenues and cash flow are impacted by changes in economic factors. The following table disaggregates our sales by major source (in thousands):

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
Category	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales
Product	$158,721	$135,535	$294,256	$158,479	$151,352	$309,831
Service	72,705	—	72,705	108,982	—	108,982
Total Sales	$231,426	$135,535	$366,961	$267,461	$151,352	$418,813

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
Category	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales
Product	$543,178	$422,261	$965,439	$409,128	$424,262	$833,390
Service	250,546	—	250,546	278,823	—	278,823
Total Sales	$793,724	$422,261	$1,215,985	$687,951	$424,262	$1,112,213

The following tables reflect the changes in our contract assets, which we classify as unbilled receivables and our contract liabilities, which we classify as deferred revenues, for the nine months ended September 30, 2023 and 2022 (in thousands):

	Unbilled Receivables
	September 30, 2023	September 30, 2022
Beginning Balance	$—	$1,957
Reclassifications to billed receivables	—	(4,457)
Revenues recognized in excess of period billings	—	3,021
Ending Balance	$—	$521

	Deferred Revenue
	September 30, 2023	September 30, 2022
Beginning Balance	$30,752	$20,741
Revenues recognized from balances held at the beginning of the period	(12,173)	(3,248)
Revenues deferred from period collections on unfulfilled performance obligations	—	21,398
Revenues recognized from period collections	—	(7,672)
Ending Balance	$18,579	$31,219
We have elected to use the practical expedients allowed under ASC 606-10-50-14, pursuant to which we have excluded disclosures of transaction prices allocated to remaining performance obligations and when we expect to recognize such revenue. The majority of our rreemaining performance obligations are primarily comprised of unfulfilled product, transportation service, and labor service orders, all of which hold a remaining duration of less than one year. The long-term portion of deferred revenue primarily represents a combination of refundable and nonrefundable customer prepayments for which related current performance obligations do not yet exist, but are expected to arise, before the expiration of the contract. Our residual unfulfilled performance obligations are comprised primarily of long-term equipment rental arrangements in which we recognize revenues equal to what we have a right to invoice. Generally, no variable consideration exists related to our remaining performance obligations and no consideration is excluded from the associated transaction prices.

Foreign Operations
The following table includes information related to our foreign operations (in thousands):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Total Sales	$21,959	$28,891	$77,708	$83,803
Pre-tax income	$3,850	$7,936	$15,051	$22,464
Net income	$3,042	$6,270	$11,890	$17,747
Foreign operations constituted approximately $28.2 million and $35.4 million of consolidated assets as of September 30, 2023 and 2022, respectively.

NOTE S— RELATED PARTY TRANSACTIONS
There were no related party transactions during the three and nine months ended September 30, 2023 or 2022.
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
An operating segment’s performance is primarily evaluated based on segment contribution margin, which excludes selling, general, and administrative costs, depreciation, depletion and amortization, corporate costs, plant capacity expansion expenses, and facility closure costs. We believe that segment contribution margin, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, segment contribution margin is a non-GAAP measure and should be considered in addition to, not a substitute for, or superior to, net income (loss) or other measures of financial performance prepared in accordance with GAAP. The other accounting policies of each of the two reportable segments are the same as those in Note B - Summary of Significant Accounting Policies to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
The following table presents sales and segment contribution margin (in thousands) for the reportable segments and other operating results not allocated to the reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales:
Oil & Gas Proppants	$231,426	$267,461	$793,724	$687,951
Industrial & Specialty Products	135,535	151,352	422,261	424,262
Total sales	366,961	418,813	1,215,985	1,112,213
Segment contribution margin:
Oil & Gas Proppants	82,890	85,295	291,856	207,401
Industrial & Specialty Products	46,347	46,526	140,871	130,275
Total segment contribution margin	129,237	131,821	432,727	337,676
Operating activities excluded from segment cost of sales	(3,233)	(4,528)	(10,605)	(12,748)
Selling, general and administrative	(29,287)	(33,933)	(87,144)	(108,860)
Depreciation, depletion and amortization	(35,822)	(34,500)	(104,754)	(106,964)
Interest expense	(26,039)	(20,174)	(76,087)	(54,777)
Other income, net, including interest income	4,016	3,576	4,161	7,206
Income tax expense	(12,064)	(10,259)	(40,774)	(15,209)
Net income	$26,808	$32,003	$117,524	$46,324
Less: Net loss attributable to non-controlling interest	(101)	(68)	(292)	(262)
Net income attributable to U.S. Silica Holdings, Inc.	$26,909	$32,071	$117,816	$46,586
Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. At both September 30, 2023 and December 31, 2022, goodwill of $185.6 million has been allocated to these segments with zero allocated to Oil & Gas Proppants and $185.6 million to Industrial & Specialty Products.

NOTE U— SUBSEQUENT EVENTS
Subsequent to the third quarter of 2023, we completed the sale of a non-operating parcel of land for approximately $18.0 million, net of fees and other closing costs. A net gain of approximately $13.4 million will be recognized in the fourth quarter of 2023 in Other income, net, including interest income in the Consolidated Statements of Operations.
We evaluated subsequent events through the date the consolidated financial statements were available for issuance and did not identify any other events requiring disclosure.

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

All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect, including but not limited to: global economic conditions; fluctuations in demand for commercial silica, diatomaceous earth, perlite, clay and cellulose; fluctuations in demand for frac sand or the development of either effective alternative proppants or new processes to replace hydraulic fracturing; changes in production spending by companies in the oil and gas industry and changes in the level of oil and natural gas exploration and development; general economic, political and business conditions in key regions of the world including the ongoing conflicts between Russia and Ukraine and between Israel and Hamas; pricing pressure; cost inflation; weather and seasonal factors; the cyclical nature of our customers’ business; our inability to meet our financial and performance targets and other forecasts or expectations; our substantial indebtedness and pension obligations, including restrictions on our operations imposed by our indebtedness; operational modifications, delays or cancellations; prices for electricity, natural gas and diesel fuel; our ability to maintain our transportation network; changes in government regulations and regulatory requirements, including those related to mining, explosives, chemicals, and oil and gas production; silica-related health issues and corresponding litigation; and other risks and uncertainties detailed in this Quarterly Report on Form 10-Q and our most recent Forms 10-K, 10-Q, and 8-K filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”).

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
During our 123-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 600 diversified product types to customers across our end markets. As of September 30, 2023, we had 27 operating mines and processing facilities and two additional exploration stage properties across the United States. We control 479 million tons of reserves of commercial silica, which we believe can be processed to make 177 million tons of finished products that meet API frac sand specifications, and 81 million tons of reserves of diatomaceous earth, perlite, and clays.
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
During 2020, the COVID-19 pandemic and related economic repercussions, coupled with an inadequate supply response and exacerbated by the lack of global storage capacity, resulted in a precipitous decline in crude oil prices. Demand for our proppant and logistics services declined as our customers reduced their capital spending budgets and drilling and completion operations in response to lower oil prices. Crude oil prices began to rebound from 2020 levels, with the West Texas Intermediate price of crude oil increasing 55% during 2021 and as much as 52% during 2022. Though prices declined slightly during the first half of 2023, they have rebounded during the third quarter. This resulted in strong well completion activity and improved pricing for our Oil & Gas Proppants segment. Strong customer demand and favorable pricing in this segment have continued during 2023, offset in part by higher transportation and other costs.

Recent international conflicts, including Russia and Ukraine and Israel and Hamas have increased the disruption, instability and volatility in global markets and industries. As our operations are significantly U.S. based, we have not been, to date, materially impacted by these conflicts. We continue to monitor the uncertainty surrounding the extent and duration of the current international conflicts and the impact that these conflicts may have on the global economy and on our business.

Heightened levels of inflation present risk for us in terms of increased labor costs, transportation costs and energy costs that may not be able to be passed on to customers through increased pricing. In addition, rising interest rates will increase our borrowing costs on new and existing debt.

Sales decreased by 12% or $30.9 million in our Oil & Gas Proppants segment during the three months ended September 30, 2023 compared to the three months ended June 30, 2023. This was due primarily to a 9% decrease in tons sold and a 3% decrease in average selling price per ton. Sales decreased by 13% or $37.7 million in our Oil & Gas Proppants segment during the three months ended June 30, 2023 compared to the three months ended March 31, 2023. This was due primarily to a 13% decrease in tons sold. Our results for the nine-month period ended September 30, 2023 in this segment are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023.

Amounts in thousands, except per ton data	Three Months Ended			Percentage Change
Oil & Gas Proppants	September 30, 2023	June 30, 2023	March 31, 2023	September 30, 2023 vs. June 30, 2023	June 30, 2023 vs. March 31, 2023
Sales	$231,426	$262,285	$300,013	(12)%	(13)%
Tons Sold	3,122	3,419	3,921	(9)%	(13)%
Average Selling Price per Ton	$74.13	$76.71	$76.51	(3)%	—%

If oil and gas drilling and completion activity is not sustained, or if frac sand supply remains greater than demand, then we may sell fewer tons, sell tons at lower prices, or both. If we sell less frac sand or sell frac sand at lower prices, our revenue, net income, cash generated from operating activities, and liquidity would be adversely affected, and we could incur material asset impairments. If these events occur, we may evaluate further actions to reduce costs and improve liquidity.
Industrial and specialty products end market trends
Demand in the industrial and specialty products end markets has been relatively stable in recent years and is primarily influenced by key macroeconomic drivers such as the housing market, population growth, light vehicle sales, beer and wine production, repair and remodel activity and industrial production. The primary end markets served by our Industrial & Specialty Products segment are building and construction products, fillers and extenders, filtration, glassmaking, absorbents, foundry, and sports and recreation. We have been increasing our value-added product offerings in the industrial and specialty products end markets organically as well as through acquisitions, such as White Armor® and EPM. Additionally, we have increased our focus on the alternative energy markets and products necessary for the supply chains of solar panels, renewable diesel and wind turbines. Sales of these new higher margin products have increased our Industrial & Specialty Products segment's profitability.
Heightened levels of inflation present risk for us in terms of increased labor costs, transportation costs and energy costs that may not be able to be passed on to customers through increased pricing. In addition, rising interest rates will increase our borrowing costs on new and existing debt. Additionally, we continue to monitor the uncertainty surrounding the extent and duration of the Russia and Ukraine and Israel and Hamas conflicts on our business as discussed above.
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
    Our ten largest customers accounted for 47% and 45% of total sales for the three and nine months ended September 30, 2023, respectively, and 42% and 40% for the three and nine months ended September 30, 2022, respectively. No customers accounted for 10% or more of our total sales for the three and nine months ended September 30, 2023 or 2022. At September 30, 2023 and December 31, 2022, none of our customers' accounts receivable represented 10% or more of our total trade accounts receivable.
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
    As of September 30, 2023, we had 11 minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2023 and 2034. As of September 30, 2022, we had eight minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2022 and 2034. Collectively, sales to customers with minimum purchase supply agreements accounted for 62% and 58% of Oil & Gas Proppants segment sales during the three and nine months ended September 30, 2023, respectively, and 47% and 38% of Oil & Gas Proppants segment sales during the three and nine months ended September 30, 2022, respectively.
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
    The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

(amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to U.S. Silica Holdings, Inc.	$26,909	$32,071	$117,816	$46,586
Total interest expense, net of interest income	23,912	19,495	69,848	53,926
Provision for taxes	12,064	10,259	40,774	15,209
Total depreciation, depletion and amortization expenses	35,822	34,500	104,754	106,964
EBITDA	98,707	96,325	333,192	222,685
Non-cash incentive compensation (1)	3,723	4,826	10,789	14,778
Post-employment expenses (excluding service costs) (2)	(1,001)	(535)	(2,679)	(1,980)
Merger and acquisition related expenses (3)	421	1,532	1,490	5,489
Plant capacity expansion expenses (4)	59	32	157	127
Contract termination expenses (5)	—	—	—	6,500
Business optimization projects (6)	—	550	1,046	561
Facility closure costs (7)	123	270	275	1,200
Other adjustments allowable under the Credit Agreement (8)	105	(286)	6,139	43
Adjusted EBITDA	$102,137	$102,714	$350,409	$249,403

(1)	Reflects equity-based and other equity-related compensation expense.
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

(3)	Merger and acquisition related expenses include legal fees, professional fees, bank fees, severance costs, and other employee related costs. While these costs are not operational in nature and are not expected to continue for any singular transaction on an ongoing basis, similar types of costs, expenses and charges have occurred in prior periods and may recur in the future as we continue to integrate prior acquisitions and pursue any future acquisitions.
(4)	Plant capacity expansion expenses include expenses that are not inventoriable or capitalizable as related to plant expansion projects greater than $5 million in capital expenditures or plant start up projects. While these expenses are not operational in nature and are not expected to continue for any singular project on an ongoing basis, similar types of expenses have occurred in prior periods and may recur in the future if we continue to pursue future plant capacity expansions.
(5)	Reflects contract termination expenses related to strategically exiting a supplier service contract. While these expenses are not operational in nature and are not expected to continue for any singular event on an ongoing basis, similar types of expenses have occurred in prior periods and may recur in the future as we continue to strategically evaluate our contracts.
(6)	Reflects costs incurred related to business optimization projects within our corporate center, which aim to measure and improve the efficiency, productivity and performance of our organization. While these costs are not operational in nature and are not expected to continue for any singular project on an ongoing basis, similar types of expenses may recur in the future.
(7)	Reflects costs incurred related to idled sand facilities and closed corporate offices, including severance costs and remaining contracted costs such as office lease costs, maintenance, and utilities. While these costs are not operational in nature and are not expected to continue for any singular event on an ongoing basis, similar types of expenses may recur in the future.
(8)	Reflects miscellaneous adjustments permitted under the Credit Agreement, such as recruiting fees and relocation costs. The three and nine months ended September 30, 2023 also included costs related to severance restructuring of $0.7 million, recruiting costs of $0.9 million, an adjustment to non-controlling interest of $0.4 million and $7.5 million related to the loss on extinguishment of debt, offset by an insurance recovery of $0.7 million and proceeds of the sale of assets of $2.7 million. The three and nine months ended September 30, 2022 also included costs related to weather events and supplier and logistical issues of $1.1 million, severance restructuring of $1.0 million, an adjustment to non-controlling interest of $0.5 million, partially offset by net proceeds of the sale of assets of $1.3 million and $1.7 million related to the gain on extinguishment of debt.
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
    As of September 30, 2023, we were in compliance with all covenants under our Credit Facility, and our Revolver usage was zero (not including $20.8 million allocated for letters of credit). Since the Revolver usage did not exceed 2.85:1.00, or 35%, of the Revolver commitment, the consolidated leverage ratio covenant did not apply. Based on our consolidated leverage ratio of 1.91:1.00 as of September 30, 2023, we have access to the full availability of the Revolver. The calculation of the consolidated leverage ratio incorporates the Adjusted EBITDA-trailing twelve months as follows:

(All amounts in thousands, except calculated ratio)	September 30, 2023

Total debt	$864,732
Finance leases	2,880
Total consolidated debt	$867,612

Adjusted EBITDA-trailing twelve months	$454,564
Pro forma Adjusted EBITDA including impact of acquisitions (1)	—
Other adjustments for covenant calculation (2)	254
Total Adjusted EBITDA-trailing twelve months for covenant calculation	$454,818

Consolidated leverage ratio(3)	1.91

(1)	Covenant calculation allows for the Adjusted EBITDA-trailing twelve months to include the impact of acquisitions on a pro forma basis.
(2)	Covenant calculation excludes activity at legal entities above the operating company, which is mainly interest income offset by public company operating expenses.
(3)	Calculated by dividing total consolidated debt by total Adjusted EBITDA-trailing twelve months for covenant calculation.

Results of Operations for the Three Months Ended September 30, 2023 and 2022
Sales

(In thousands except per ton data)	Three Months Ended September 30,		Percent Change
	2023	2022	2023 vs. 2022
Sales:
Oil & Gas Proppants	$231,426	$267,461	(13)%
Industrial & Specialty Products	135,535	151,352	(10)%
Total sales	$366,961	$418,813	(12)%
Tons:
Oil & Gas Proppants	3,122	3,498	(11)%
Industrial & Specialty Products	999	1,126	(11)%
Total Tons	4,121	4,624	(11)%
Average Selling Price per Ton:
Oil & Gas Proppants	$74.13	$76.46	(3)%
Industrial & Specialty Products	$135.67	$134.42	1%
Overall Average Selling Price per Ton	$89.05	$90.57	(2)%

Total sales decreased 12% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, driven by an 11% decrease in total tons sold and a 2% decrease in overall average selling price.
The decrease in total sales was primarily driven by Oil & Gas Proppants sales, which decreased 13% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Oil & Gas Proppants average selling price decreased 3% and tons sold decreased by 11%. This decrease is due to a reduction in overall crew activity, decreased demand for Northern white sand and decreased SandBox loads.
Industrial & Specialty Products sales decreased 10% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Industrial & Specialty Products tons sold decreased 11% offset by a slight increase in average selling price of 1%. The overall decrease is due primarily to decreased demand in certain markets such as foundry, glass and housing, partially offset by pricing increases implemented throughout the prior and current years.
Cost of Sales (excluding depreciation, depletion, and amortization)
Cost of sales decreased by $50.5 million, or 17%, to $241.0 million for the three months ended September 30, 2023 compared to $291.5 million for the three months ended September 30, 2022. These changes resulted from the main components of cost of sales as discussed below. As a percentage of sales, cost of sales represented 66% for the three months ended September 30, 2023 compared to 70% for the same period in 2022.
We incurred $113.8 million and $144.1 million of transportation and related costs for the three months ended September 30, 2023 and 2022, respectively. The $30.3 million decrease was mainly due to decreased freight charges in the Industrial & Specialty Products segment, partially offset by increased rail car and barge rates. As a percentage of sales, transportation and related costs represented 31% and 34% for the three months ended September 30, 2023 and 2022, respectively.
We incurred $42.4 million and $43.8 million of operating labor costs for the three months ended September 30, 2023 and 2022, respectively. The $1.4 million decrease in labor cost was mainly due to decreased business activity in the quarter. As a percentage of sales, operating labor costs represented 12% and 10% for the three months ended September 30, 2023 and 2022, respectively.
We incurred $15.4 million and $23.5 million of electricity and drying fuel (principally natural gas) costs for the three months ended September 30, 2023 and 2022, respectively. The $8.1 million decrease in electricity and drying fuel costs was mainly due to decreased natural gas prices. As a percentage of sales, electricity and drying fuel costs represented 4% and 6% for the three months ended September 30, 2023 and 2022, respectively.
We incurred $19.8 million and $24.9 million of maintenance and repair costs for the three months ended September 30, 2023 and 2022, respectively. The $5.1 million decrease in maintenance and repair costs is mainly due to a decrease in maintenance projects as production decreased during the quarter. As a percentage of sales, maintenance and repair costs represented 5% and 6% for the three months ended September 30, 2023 and 2022, respectively.
Segment Contribution Margin
Industrial & Specialty Products contribution margin decreased by $0.2 million to $46.3 million for the three months ended September 30, 2023 compared to $46.5 million for the three months ended September 30, 2022, driven by a $15.8 million decrease in revenue offset by a $15.6 million decrease in cost of sales.
Oil & Gas Proppants contribution margin decreased by $2.4 million to $82.9 million for the three months ended September 30, 2023 compared to $85.3 million for the three months ended September 30, 2022, driven by a $36.1 million decrease in sales offset by a $33.7 million decrease in cost of sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $4.6 million, or 14%, to $29.3 million for the three months ended September 30, 2023 compared to $33.9 million for the three months ended September 30, 2022. The decrease was primarily due to expenses related to the strategic review of our Industrial & Specialty Products segment not recurring in 2023.
    In total, our selling, general and administrative expenses represented approximately 8% of our sales for both the three months ended September 30, 2023 and 2022.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense increased by $1.3 million, or 4%, to $35.8 million for the three months ended September 30, 2023 compared to $34.5 million for the three months ended September 30, 2022 primarily due to a non-recurring adjustment made during the quarter. Depreciation, depletion and amortization expense represented approximately 10% and 8% of our sales for the three months ended September 30, 2023 and 2022, respectively.
Goodwill and Other Asset Impairments
During the three months ended September 30, 2023 and 2022, no asset impairment charges were recorded.
Operating Income
Operating income for the three months ended September 30, 2023 was $60.9 million compared to $58.9 million for the three months ended September 30, 2022. The change was mainly driven by a 14% decrease in selling, general and administrative expenses and a 17% decrease in cost of sales, offset by a 12% decrease in sales and a 4% increase in depreciation, depletion and amortization expense.
Interest Expense
Interest expense increased by $5.8 million, or 29%, to $26.0 million for the three months ended September 30, 2023 compared to $20.2 million for the three months ended September 30, 2022 primarily due to higher interest rates.
Other Income (Expense), Net, Including Interest Income
Other income, net, increased by $0.4 million, to $4.0 million for the three months ended September 30, 2023 compared to $3.6 million for the three months ended September 30, 2022, due primarily to an increase in interest income offset by the effects of debt extinguishment and pension adjustments.

Provision for Income Taxes
For the three months ended September 30, 2023 and 2022, we had tax expense of $12.1 million and $10.3 million, respectively. The effective tax rates were 31% and 24% for the three months ended September 30, 2023 and 2022, respectively. Without discrete items, which primarily consist of the tax impact of equity compensation and non-US income taxes, the effective tax rates for the three months ended September 30, 2023 and 2022 would have been 29% and 24%, respectively.
During the three months ended September 30, 2023 and 2022, we recorded tax expense of $0.3 million and zero, respectively, related to equity compensation.
Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes. For the three months ended September 30, 2023, the benefit received from statutory percentage depletion allowances was offset by nondeductible executive compensation and state income taxes.
Net Income
Net income attributable to U.S. Silica Holdings, Inc., was $26.9 million and $32.1 million for the three months ended September 30, 2023 and 2022, respectively. The year over year changes were due to the factors noted above.
Results of Operations for the Nine Months Ended September 30, 2023 and 2022
Sales

(In thousands except per ton data)	Nine Months Ended September 30,		Percent Change
	2023	2022	2023 vs. 2022
Sales:
Oil & Gas Proppants	$793,724	$687,951	15%
Industrial & Specialty Products	422,261	424,262	—%
Total sales	$1,215,985	$1,112,213	9%
Tons:
Oil & Gas Proppants	10,462	10,086	4%
Industrial & Specialty Products	3,052	3,324	(8)%
Total Tons	13,514	13,410	1%
Average Selling Price per Ton:
Oil & Gas Proppants	$75.87	$68.21	11%
Industrial & Specialty Products	$138.36	$127.64	8%
Overall Average Selling Price per Ton	$89.98	$82.94	8%
Total sales increased 9% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, driven by an 8% increase in overall average selling price and a 1% increase in total tons sold.
The increase in total sales was mainly driven by Oil & Gas Proppants sales, which increased 15% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Oil & Gas Proppants average selling price increased 11% and tons sold increased 4%. This increase is due to improvements in overall well completion activity.
Industrial & Specialty Products sales remained consistent for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Industrial & Specialty Products average selling price increased 8% and tons sold decreased by 8%.
Cost of Sales (excluding depreciation, depletion, and amortization)
Cost of sales increased by $6.6 million, or 1%, to $793.9 million for the nine months ended September 30, 2023 compared to $787.3 million for the nine months ended September 30, 2022. These changes result from the main components of cost of sales as discussed below. As a percentage of sales, cost of sales represented 65% and 71% for the nine months ended September 30, 2023 and 2022, respectively.
We incurred $383.5 million and $374.7 million of transportation and related costs for the nine months ended September 30, 2023 and 2022, respectively. The $8.8 million increase was mainly due to increased volumes, increased carrier costs for SandBox and increased rail car and barge rates. As a percentage of sales, transportation and related costs represented 32% for the nine months ended September 30, 2023 compared to 34% for the same period in 2022.
We incurred $134.0 million and $126.3 million of operating labor costs for the nine months ended September 30, 2023 and 2022, respectively. The $7.7 million increase in labor costs incurred was mainly due to increased headcount to support increased production and merit increases. As a percentage of sales, operating labor costs represented 11% for both the nine months ended September 30, 2023 and 2022.
We incurred $49.5 million and $63.6 million of electricity and drying fuel (principally natural gas) costs for the nine months ended September 30, 2023 and 2022, respectively. The $14.1 million decrease in electricity and drying fuel costs incurred was mainly due to decreased natural gas prices. As a percentage of sales, electricity and drying fuel costs represented 4% and 6% for the nine months ended September 30, 2023 and 2022, respectively.
We incurred $68.8 million and $67.8 million of maintenance and repair costs for the nine months ended September 30, 2023 and 2022, respectively. The $1.0 million increase in maintenance and repair costs is primarily due to an increase in maintenance projects as production increased. As a percentage of sales, maintenance and repair costs represented 6% for both the nine months ended September 30, 2023 and 2022, respectively.
Segment Contribution Margin
Industrial & Specialty Products contribution margin increased by $10.6 million to $140.9 million for the nine months ended September 30, 2023 compared to $130.3 million for the nine months ended September 30, 2022, driven by a $12.6 million decrease in cost of sales, partially offset by a $2.0 million decrease in revenue.
Oil & Gas Proppants contribution margin increased by $84.5 million to $291.9 million for the nine months ended September 30, 2023 compared to $207.4 million for the nine months ended September 30, 2022, driven by a $105.7 million increase in sales, partially offset by a $21.3 million increase in cost of sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $21.8 million, or 20%, to $87.1 million for the nine months ended September 30, 2023 compared to $108.9 million for the nine months ended September 30, 2022. The decrease was primarily due to fees related to the termination of a supplier contract and expenses related to the strategic review of our Industrial & Specialty Products segment not recurring in 2023.
    In total, our selling, general and administrative expenses represented approximately 7% and 10% of our sales for the nine months ended September 30, 2023 and 2022, respectively.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense decreased by $2.2 million, or 2%, to $104.8 million for the nine months ended September 30, 2023 compared to $107.0 million for the nine months ended September 30, 2022. The decrease was primarily due to certain assets fully depreciating during 2022. Depreciation, depletion and amortization expense represented approximately 9% and 10% of our sales for the nine months ended September 30, 2023 and 2022, respectively.
Goodwill and Other Asset Impairments
During the nine months ended September 30, 2023 and 2022 no asset impairment charges were recorded.
Operating Income
Operating income increased by $121.1 million to $230.2 million for the nine months ended September 30, 2023 compared to $109.1 million for the nine months ended September 30, 2022. The increase was driven by a 9% increase in sales, a 20% decrease in selling, general and administrative expenses and a 2% decrease in depreciation, depletion and amortization expense, partially offset by a 1% increase in cost of sales during the nine months ended September 30, 2023.

Interest Expense
Interest expense increased by $21.3 million, or 39%, to $76.1 million for the nine months ended September 30, 2023 compared to $54.8 million for the nine months ended September 30, 2022, primarily due to higher interest rates.
Other Income (Expense), Net, Including Interest Income
Other income decreased by $3.0 million to $4.2 million for the nine months ended September 30, 2023 compared to $7.2 million for the nine months ended September 30, 2022. The decrease primarily related to effects of debt extinguishment and pension adjustments, offset by interest income.
    Provision for Income Taxes
For the nine months ended September 30, 2023 and 2022, we had tax expense of $40.8 million and $15.2 million, respectively. The effective tax rates were 26% and 25% for the nine months ended September 30, 2023 and 2022, respectively. Without discrete items, which primarily consist of the tax impact of equity compensation and non-US income taxes, the effective tax rates for the nine months ended September 30, 2023 and 2022 would have been 26% and 23%, respectively.
During the nine months ended September 30, 2023 and 2022, we recorded a tax benefit related to equity compensation of $1.9 million and tax expense of $0.1 million, respectively.
Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes. For the nine months ended September 30, 2023, the benefit received from statutory percentage depletion allowances was offset by nondeductible executive compensation and state income taxes.
Net Income
Net income attributable to U.S. Silica Holdings, Inc., was $117.8 million and $46.6 million for the nine months ended September 30, 2023 and 2022, respectively. The year over year changes were due to the factors noted above.
Liquidity and Capital Resources
Overview
    Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to return cash to our stockholders, and to pay for acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through cash on hand, borrowings under our credit facilities, or equity issuances. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of September 30, 2023, our working capital was $385.9 million and we had $129.2 million of availability under the Revolver. Based on our consolidated leverage ratio of 1.91:1.00 as of September 30, 2023, we have access to the full availability of the Revolver.
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
The following table provides net debt (in thousands):

	September 30, 2023	December 31, 2022
Total Debt	$867,612	$1,056,993
Less:
Cash and cash equivalents	222,435	280,845
Net Debt	$645,177	$776,148
Total Debt:
Total debt was $867.6 million and $1.06 billion as of September 30, 2023 and December 31, 2022, respectively. The decrease was primarily due to the repurchase of $109 million of debt, prepayment of $50 million of debt and the capitalization of $45.9 million of costs associated with the execution of the Credit Agreement.
Cash and Cash Equivalents:
Cash and cash equivalents were $222.4 million and $280.8 million as of September 30, 2023 and December 31, 2022, respectively. The decrease was primarily due to the repurchase of $109 million of debt and $41.6 million of financing fees paid associated with the execution of the Fourth Amended and Restated Credit Agreement and prepayments which totaled $50 million of debt during the second and third quarters offset by strong cash generation from business operations.
Cash Flow Analysis
    A summary of operating, investing and financing activities (in thousands) is shown in the following table:

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$209,708	$169,460
Investing activities	(45,225)	(26,863)
Financing activities	(222,893)	(114,889)
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
Net cash provided by operating activities was $209.7 million for the nine months ended September 30, 2023. This was mainly due to $117.5 million of net income adjusted for non-cash items, including $104.8 million in depreciation, depletion and amortization, $28.3 million in deferred income taxes, $10.7 million in equity-based compensation, $12.2 million in deferred revenue, and $25.6 million in other miscellaneous non-cash items. Also contributing to the change was a $25.2 million decrease in accounts receivable, a $14.9 million increase in inventories, a $3.5 million decrease in prepaid expenses and other current assets, a $52.6 million decrease in accounts payable and accrued liabilities, $19.1 million of payments on lease liabilities, and a $7.1 million change in other operating assets and liabilities.
Net cash provided by operating activities was $169.5 million for the nine months ended September 30, 2022. This was mainly due to $46.3 million of net income adjusted for non-cash items, including $107.0 million in depreciation, depletion and amortization, $9.8 million in deferred income taxes, $13.8 million in equity-based compensation, $9.5 million in deferred revenue, and $9.3 million in other miscellaneous non-cash items. Also contributing to the change was a $35.3 million increase in accounts receivable, a $26.9 million increase in inventories, a $1.8 million decrease in prepaid expenses and other current assets, a $72.7 million increase in accounts payable and accrued liabilities, $17.6 million of payments on lease liabilities, and a $1.9 million change in other operating assets and liabilities.
Net Cash Used in / Provided by Investing Activities
Investing activities consist primarily of cash consideration paid to acquire businesses and capital expenditures for growth and maintenance.
Net cash used in investing activities was $45.2 million for the nine months ended September 30, 2023. This was due to capital expenditures of $47.6 million offset by $2.6 million in proceeds from the sale of property, plant and equipment. Capital expenditures for the nine months ended September 30, 2023 were primarily related to growth projects, facility improvement and maintenance projects, and other environmental and health and safety projects.
Net cash used in investing activities was $26.9 million for the nine months ended September 30, 2022. This was mainly due to capital expenditures of $28.7 million offset by $2.2 million in proceeds from the sale of property, plant and equipment.
Subject to our continuing evaluation of market conditions, we anticipate that our capital expenditures in 2023 will be approximately $60 million to $65 million, which will primarily be associated with maintenance, cost improvement capital projects, and various growth projects. We expect to fund our capital expenditures through cash on our balance sheet and cash generated from our operations.
Net Cash Used in / Provided by Financing Activities
Financing activities consist primarily of equity issuances, dividend payments, share repurchases, borrowings and repayments related to the Revolver and Term Loan, as well as fees and expenses paid in connection with our credit facilities.
Net cash used in financing activities was $222.9 million for the nine months ended September 30, 2023. This was mainly due to $5.6 million of short-term debt payments, $163.7 million of long-term debt payments, $41.6 million in financing fees paid, $1.0 million of distributions to a non-controlling interest, $0.6 million of principal payments on finance leases, and $10.2 million of tax payments related to shares withheld for vested restricted stock and stock units.
Net cash used in financing activities was $114.9 million for the nine months ended September 30, 2022. This was mainly due to $4.4 million of short-term debt payments, $106.7 million of long-term debt payments, $1.1 million of distributions to a non-controlling interest, $1.0 million of principal payments on finance leases, and $2.4 million of tax payments related to shares withheld for vested restricted stock and restricted stock units, offset partially by $1.0 million of proceeds from options exercised.
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
Environmental Matters
We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. As of September 30, 2023, we had $24.0 million accrued for future reclamation costs, as compared to $20.7 million as of December 31, 2022.
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

Interest Rate Risk
We are exposed to interest rate risk arising from adverse changes in interest rates. As of September 30, 2023, we had $895 million of debt outstanding under the Credit Agreement. Assuming SOFR is greater than the 1.0% minimum base rate on the Term Loan, a hypothetical increase in interest rates by 1.0% would have changed our interest expense by $9.0 million per year.
Upon execution of the Credit Agreement, we have transitioned from LIBOR to SOFR. See Note I - Debt for discussion of the Credit Agreement.
We use natural gas swaps in order to manage our exposure to the volatility of natural gas prices. We do not use derivatives for trading or speculative purposes. As of September 30, 2023, the fair value of our natural gas swaps was a liability of $1.5 million. As of December 31, 2022, the fair value of our natural gas swaps was a liability of $3.1 million. For more information see Note L - Derivative Instruments to our Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our existing internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As a result of the above developments, the filing rate of new claims against us over the past few years has decreased to below pre-2001 levels, and we were named as a defendant in zero, two, and one new silicosis cases filed in 2022, 2021, and 2020, respectively. During the nine months ended September 30, 2023, no new claims were brought against U.S. Silica. As of September 30, 2023, there were 39 active silica-related product liability claims pending in which U.S. Silica is a defendant. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for both our predecessors that cover certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to certain insurance). As a result of a settlement with a former owner and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf.
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
Share Repurchase Program
The following table presents the total number of shares of our common stock that we repurchased during the third quarter of 2023, the average price paid per share, the number of shares that we repurchased as part of our share repurchase program, and the approximate dollar value of shares that still could have been repurchased at the end of the applicable fiscal period pursuant to our share repurchase program:

Period	Total Number of Shares Withheld(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
July 1, 2023 - July 31, 2023	1,834	$13.26	—	126,540,060
August 1, 2023 - August 31, 2023	8,552	$12.78	—	126,540,060
September 1, 2023 - September 30, 2023	7,855	$14.04	—	126,540,060
Total	18,241	$13.37	—

(1)
In May 2018, our Board of Directors authorized and announced the repurchase of up to $200 million of our common stock from time to time on the open market or in privately negotiated transactions. Stock repurchases, if any, will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. As of September 30, 2023, we have repurchased a total of 5,036,139 shares of our common stock at an average price of $14.59.

(2)	Shares withheld by U.S. Silica to pay taxes due upon the vesting of employee restricted stock and restricted stock units for the months ended July 31, August 31, and September 30, 2023, respectively.

We did not repurchase any shares of common stock under our share repurchase program during the three and nine months ended September 30, 2023.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
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
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), as amended (the “Rule”) or any "non-Rule 10b5-1 trading arrangement" except as described in the table below.

Name and Title	Action	Date of Action	Aggregate Number of Shares of Common Stock to be Sold (1)	Expiration Date
Stacy Russell –Executive Vice President, General Counsel and Secretary	Adoption	August 28, 2023	Up to 20,000 shares	August 30, 2024
Zach Carusona –Executive Vice President and President, Industrial & Specialty Products	Adoption	September 5, 2023	(2)	May 1, 2024
Derek Ussery –Executive Vice President and President, Oil & Gas	Adoption	September 12, 2023	Up to 46,433 shares	August 30, 2024

(1) Each trading arrangement is intended to satisfy the affirmative defense conditions of the Rule. Each trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the date listed in the table. Each trading arrangement only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule.
(2) With respect to Mr. Carusona, the number of shares of common stock to be sold is comprised of up to (a) 78,398 long shares, (b) all net shares remaining after shares withheld for taxes for (i) 11,372 restricted stock units (“RSUs”) vesting on February 9, 2024, (ii) 8,884 RSUs vesting on February 10, 2024, and (iii) 10,227 RSUs vesting on February 12, 2024, and (c) all net shares remaining after shares withheld for taxes for performance-based restricted stock units (“PSUs”) expected to be granted in February 2024 for the 2021 through 2023 performance period for which the target number of PSUs to be granted to Mr. Carusona is 37,500 shares.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of U.S. Silica Holdings, Inc., effective May 4, 2017.	8-K	001-35416	3.1	May 10, 2017
3.2	Third Amended and Restated Bylaws of U.S. Silica Holdings, Inc., effective May 4, 2017.	8-K	001-35416	3.2	May 10, 2017
10.1 +	Separation, Consulting and General Release Agreement dated August 10, 2023 by and between Michael L. Winkler, U.S Silica Company and U.S. Silica Holdings, Inc.	8-K	001-35416	10.1	August 11, 2023
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification by Bryan A. Shinn, Chief Executive Officer.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification by Kevin J. Hough, Chief Financial Officer.
32.1#	Section 1350 Certification by Bryan A. Shinn, Chief Executive Officer.
32.2#	Section 1350 Certification by Kevin J. Hough, Chief Financial Officer.
95.1*	Mine Safety Disclosure.
101*	101.INS XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
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

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 3rd day of November 2023.

U.S. Silica Holdings, Inc.

/s/ KEVIN J. HOUGH
Name:	Kevin J. Hough
Title:	Executive Vice President & Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

S-1