Form 10-K
period 2023-12-31
U.S. SILICA HOLDINGS, INC.
filed 2024-02-27
CIK 1524741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the outstanding common stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $891,302,550 based on the closing price of $12.13 per share, as reported on the New York Stock Exchange, on such date.
As of February 16, 2024, 78,087,577 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the Proxy Statement for the 2024 Annual Meeting of Shareholders for U.S. Silica Holdings, Inc. (the “2024` Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated.

U.S. Silica Holdings, Inc.
FORM 10-K
For the Fiscal Year Ended December 31, 2023

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
    During our 124-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 800 diversified product types to customers across our end markets. As of December 31, 2023, we had 26 operating mines and processing facilities and two additional exploration stage properties across the United States. We control 479 million tons of reserves of commercial silica, which can be processed to make 177 million tons of finished products that meet American Petroleum Institute ("API") frac sand specifications, and 81 million tons of reserves of diatomaceous earth, perlite, and clays.
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
Additionally, due to the high weight-to-value ratio of many silica products in our Industrial & Specialty Products segment, the proximity of our facilities to our customers’ facilities often results in us being their sole supplier. This advantage has enabled us to enjoy strong customer retention in this segment, with our top Industrial & Specialty Products segment customers purchasing from us for an average of over 50 years.
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
•Low-cost operating structure. We focus on building and operating facilities with low delivered costs to enable us to better manage market downturns. We believe the combination of the following factors contributes to our goal of having a low-cost structure and high margins:
•our ownership of the vast majority of our reserves, resulting in mineral royalty expense that was approximately 0.4% of our sales in 2023;
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

•Strong reputation with our customers. We believe we have built a strong reputation during our 124-year operating history. We have a long track record of timely delivery of our products according to customer specifications, which we believe contributes to a reputation for dependability. We also have an extensive network of technical resources, including materials science and petroleum engineering expertise, which enables us to collaborate with our customers to develop products to improve the performance of their existing applications.
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
•Financial strength and flexibility. We intend to maintain financial strength and flexibility to enable us to better manage through industry downturns and pursue acquisitions and new growth opportunities as they arise. On March 23, 2023, we entered into a Fourth Amended and Restated Credit Agreement (the "Credit Agreement"), by entering into a new $1.1 billion senior secured Credit Facility, consisting of a $950 million Term Loan and a $150 million revolving credit facility that may also be used for swingline loans or letters of credit, and we may elect to increase the term loan or the revolving credit facility in accordance with the terms of the Credit Agreement. For more information on the Credit Agreement see Note J - Debt to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. As of December 31, 2023, we had $245.7 million of cash on hand and $134.7 million of availability under the Revolver.
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
The special properties of commercial silica such as chemistry, purity, grain size, color, inertness, hardness and resistance to high temperatures make it critical to a variety of industries. Commercial silica is a key input in the well completion process, specifically, in the hydraulic fracturing techniques used in unconventional oil and natural gas wells. In the Industrial & Specialty Products end markets, stringent quality requirements must be met when commercial silica is used as an ingredient to produce thousands of everyday products, including glass, building and foundry products and metal castings, as well as certain specialty applications such as high-performance glass, specialty coatings, polymer additives and geothermal energy systems (such as solar panels). Due to the unique properties of commercial silica, we believe it is an economically irreplaceable raw material in a wide range of industrial applications.
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
We conduct only surface mining operations and do not operate any underground mines, although we do lease underground reserves at our Festus, Missouri operation, which are mined underground by a contractor. Mining methods at our facilities include conventional hard rock mining, hydraulic mining, surface or open-pit mining of loosely consolidated silica deposits and dredge mining. Silica mining and processing typically has less of an environmental impact than the mining and processing of other minerals, in part because it uses fewer chemicals.
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
Our Customers
We sell our products to a variety of end markets. Our customers in the oil and gas proppants end market include major oilfield services companies and exploration and production companies that are engaged in hydraulic fracturing. Sales to the oil and gas proppants end market comprised approximately 64%, 63%, and 56% of our total sales in 2023, 2022 and 2021, respectively.
During most of our 124-year history, our primary markets have been core industrial end markets with customers engaged in the production of building and construction products, fillers and extenders, glass, foundry products, chemicals, and sports and recreation products. Our diverse customer base drives high recovery rates across our production. We also benefit from strong and long-standing relationships with our customers in each of the industrial and specialty products end markets we serve. Through EPM, we also serve a variety of industrial mineral markets including pool filtration, paints and plastics, absorbents and food and beverage. Sales to our Industrial and Specialty Products end markets comprised approximately 36%, 37%, and 44% of our total sales in 2023, 2022 and 2021, respectively.
Competition
Both of our reportable segments operate in highly competitive markets that are characterized by a small number of large, national producers and a larger number of small, regional or local producers. According to a January 2024 publication by the United States Geological Survey, in 2023, there were 106 producers of commercial silica with a combined 199 active operations in 33 states within the United States. Competition for both of our reportable segments is based on price, consistency and quality of product, site location, distribution capability, customer service, reliability of supply, breadth of product offering and technical support. Because transportation costs can be a significant portion of the total cost to customers of commercial silica, the commercial silica market is typically local, and competition from beyond the local area is limited. Notable exceptions to this are the frac sand and fillers and extenders markets, where certain product characteristics are not available in all deposits and not all plants have the requisite processing capabilities, necessitating that some products be shipped for extended distances. For more information regarding competition, see Item 1A. Risk Factors of this Annual Report on Form 10-K.
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
Intellectual Property
Other than operating licenses for our mining and processing facilities, there are no third-party patents, patent licenses or franchises material to our business. Our intellectual property primarily consists of trade secrets, know-how and trademarks, including our name US SILICA® and products with trademarked names such as MIN-U-SIL®, Mystic White II®, Q-ROK®, SIL-CO-SIL®, White Armor®, EP Minerals®, EVERWHITE®, and SANDBOX® among others. We own patents and have patent applications pending related to SandBox, our "last mile" logistics solution. Most of the issued patents have expiration dates ranging from 2026-2041. With respect to our other products, we principally rely on trade secrets, rather than patents, to protect our proprietary processes, methods, documentation and other technologies, as well as certain other business information. Although we do seek patents from time to time, for example for our ultra-high reflectance cool roofing granules, patent protection for other industrial and specialty products requires a costly federal registration process with an uncertain outcome that would place our confidential information in the public domain. As a result, we typically utilize trade secrets to protect the formulations and processes we use to manufacture our products and to safeguard our proprietary formulations and methods. We strive to protect our trade secrets indefinitely through the use of confidentiality agreements and other security measures, understanding that these efforts may prove to be ineffective. See Item 1A. Risk Factors of this Annual Report on Form 10-K for more information.
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
 Employees
As of December 31, 2023, we employed a workforce of approximately 1,873 employees, the majority of whom are hourly wage plant workers living in the areas surrounding our mining and processing facilities. Approximately 28% of our hourly employees are represented by labor unions that include the International Brotherhood of Teamsters Union; United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union; Laborers International Union of North America; Glass, Molders, Pottery, Plastics and Allied Workers International Union; Cement, Lime, Gypsum and Allied Workers’ Division of International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers; and International Union of Operating Engineers A.F.L. - C.I.O. We believe that we maintain good relations with our workers and their respective unions and have not experienced any material strikes or work stoppages since 1987.

Human Capital Management
Our Board of Directors believes that our long-term success depends on the talents of our employees, and we work to attract, retain and motivate the highest quality workforce. Our Chief Operating Officer ("COO"), with the support of members of our Human Resources team, is responsible for developing and executing our human capital strategy. This includes talent attraction, acquisition, development and engagement, as well as the design of employee compensation and benefits programs. It also includes developing and implementing our diversity and inclusion framework. Management regularly updates our Board of

Directors and our Compensation Committee on human capital trends and efforts to improve diversity. The Board of Directors in particular has requested updates on the following topics:

Health and Safety: Our health and safety programs are industry leading and resulted in several company records in 2023. We require each of our locations to perform regular safety audits to ensure proper safety policies, program procedures, analyses and trainings are in place. In addition, we receive regular visits from inspectors on behalf of the U.S. Mine Safety and Health Administration ("MSHA") and the U.S. Occupational Safety and Health Administration ("OSHA"). We utilize both leading and lagging indicators to assess the health and safety performance of our operations. Lagging indicators include the Total Recordable Incident Rate ("TRIR") and the Lost Time (or Lost Workday) Incident Rate ("LTIR") based upon the number of incidents per 200,000 work hours. Leading indicators include reporting and assessment of all near miss events and Environmental, Health and Safety ("EHS") coaching and engagement conversations. In 2023, we had a TRIR of 0.52, a LTIR of 0.09 and zero work-related fatalities.

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

Training and Talent Development: We are committed to the continued development of our people. Strategic talent reviews and succession planning occur annually and across all business areas. The Chief Executive Officer ("CEO") and COO convene meetings with senior company leadership and the Board of Directors to review top enterprise talent. We also provide free training courses through LinkedIn Learning to all salaried employees, along with key development programs.
Regulation and Legislation
Mining and Workplace Safety
Federal Regulation
The U.S. Mine Safety and Health Administration (“MSHA”) is the primary regulatory organization governing the commercial silica industry. Accordingly, MSHA regulates quarries, surface mines, underground mines and the industrial mineral processing facilities associated with quarries and mines. The mission of MSHA is to administer the provisions of the Federal Mine Safety and Health Act of 1977 (the "Mine Act") and to enforce compliance with mandatory safety and health standards. MSHA works closely with the Industrial Minerals Association, a trade association in which we have a significant leadership role, in pursuing this mission. As part of MSHA’s oversight, representatives perform at least two unannounced inspections annually for each above-ground facility. For additional information regarding mining and workplace safety, including MSHA safety and health violations and assessments in 2023, see Item 4. Mine Safety Disclosures of this Annual Report on Form 10-K.
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
Information about our Executive Officers

Bryan A. Shinn, age 62, has served as our Chief Executive Officer and a member of the Board since January 2012. He also served as our President from March 2011 to January 2020. Prior to assuming this position, Mr. Shinn was our Senior Vice President of Sales and Marketing from October 2009 to February 2011. Before joining us, Mr. Shinn was employed by the E. I. du Pont de Nemours and Company from 1983 to September 2009, where he held a variety of key leadership roles in operations, sales, marketing and business management, including Global Business Director and Global Sales Director. Mr. Shinn earned a B.S. in Mechanical Engineering from the University of Delaware.

Kevin J. Hough, age 59, has served as interim Executive Vice President and Chief Financial Officer since October 2023. He had previously served as our Vice President and Corporate Controller since 2016 and as our Corporate Controller since 2011. Previously, Mr. Hough was global controller at Rockwood Pigments for nine years and the Director of Financial Planning and Analysis in the power tools division of Black and Decker. He began his career in public accounting with KPMG. Mr. Hough holds a Bachelor’s of Science degree in Accounting from Le Moyne College. Mr Hough had previously informed us of his intention to retire in 2024 and we will be conducting a search for a permanent Chief Financial Officer.

Jay Moreau, age 58, has served as an Executive Vice President and Chief Operating Officer since August 2023. Before joining us, Mr. Moreau was Chief Executive Officer of the U.S. Aggregates and Construction Materials operations of Holcim US from February 2019 to January 2023 and held positions of increasing responsibility, most recently Senior Vice President of Operations, at Martin Marietta Materials from 2011 to February 2019. Mr. Moreau holds a Bachelor of Science degree from Juniata College in Huntingdon, Pennsylvania.

Zach Carusona, age 37, was appointed as our Executive Vice President and President, Industrial & Specialty Products in August 2022. He served as Senior Vice President and President, Specialty Minerals from December 2018 until July 2022, Vice President of SandBox Logistics from August 2016 until December 2018, the Director, Strategic Planning from June 2015 to August 2016, and in various roles in our strategy group from 2011 through 2015. Mr. Carusona earned an MBA from the Kellogg School of Management at Northwestern University, and a B.S. in Mechanical Engineering from the University of Illinois, Urbana-Champaign.

J. Derek Ussery, age 39, was appointed as our Executive Vice President and President, Oil and Gas in August 2022. He served as the Senior Vice President and President, Oil and Gas from November 2019 to July 2022 and Chief Operating Officer of SandBox Logistics from January 2019 to November 2019. He previously served as Vice President, North America ESG at Tetra Technologies, from May 2018 to December 2018. From April 2013 to May 2018, he served in roles of increasing responsibility with Key Energy Services, culminating in his position as Vice President for the Eastern Region. Mr. Ussery earned a B.B.A. from Texas A&M University.

Stacy Russell, age 53, has served as U.S. Silica’s Executive Vice President, General Counsel and Secretary since March 2023. She served as the Senior Vice President, General Counsel and Secretary from January 2020 to March 2023. Prior to this role, Ms. Russell was the General Counsel for our Oil & Gas Proppants segment. She was previously Of Counsel at Boyar Millar from July 2018 to May 2019. From October 2010 to January 2018, she served as the Managing Counsel for the Litigation and HSE law groups at Halliburton Company. Ms. Russell earned B.A. in Government from the University of Texas and her J.D. from the University of Houston.

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
Risks Related to Market, Competition, & Sales

The global economic environment has recently created market uncertainty and volatility.

The global economic environment has recently created market uncertainty and volatility. Global financial conditions remain subject to sudden and rapid destabilization. A slowdown in the financial markets or other economic conditions, including but not limited to, global supply chain issues, inflation, increasing interest rates, fuel and energy costs, business conditions, lack of available credit, the state of the financial markets and tax rates, may adversely affect our business, financial condition and results of operations.

For example, recent inflation, including increases in freight rates, prices for energy and other costs, has adversely impacted us. Sustained inflation could result in higher costs for transportation, material, supplies and labor. Our efforts to recover inflation-based cost increases from our customers may be hampered as a result of the structure of our contracts and the contract bidding process as well as the competitive industries, economic conditions and countries in which we operate.

The continued or future occurrence of any of these market trends could have a material adverse effect on our business, financial condition and results of operations.

Our frac sand mining and logistics operations depend on the level of activity in the oil and natural gas industries, which experience substantial volatility.

Our operations that produce and transport frac sand are materially dependent on the levels of activity in natural gas and oil exploration, development and production. More specifically, the demand for the frac sand we produce is closely related to the number of natural gas and oil wells completed in geological formations where sand-based proppants are used in fracture treatments. These activity levels are affected by both short and long-term trends in natural gas and oil prices. In recent years, natural gas and oil prices and, therefore, the level of exploration, development and production activity, have experienced significant volatility.

When oil and natural gas prices decrease, exploration and production companies may reduce their exploration, development, production and well completion activities. During such periods, demand for our products and services which supply oil and natural gas wells, including our transportation and logistics solutions, may decline, leading to a decline in the market price of frac sand due to an oversupply of frac sand. When demand for frac sand increases, there may not be a corresponding increase in the prices for our products or our customers may not increase use of our products, which could have a material adverse effect on our business, financial condition and results of operations.

Worldwide economic, political and military events, including war, terrorist activity, events in the Middle East and initiatives by the Organization of the Petroleum Exporting Countries (“OPEC”), have contributed, and are likely to continue to contribute, to oil and natural gas price volatility. Additionally, warmer than normal winters in North America and other weather patterns may adversely impact the short-term demand for natural gas and, therefore, demand for our products. Reduction in demand for natural gas to generate electricity could also adversely impact the demand for frac sand. In addition, any future decrease in the rate at which oil and natural gas reserves are discovered or developed, whether due to increased governmental regulation, limitations on exploration and drilling activity, technological innovations that result in new processes for oil and gas production that do not require proppants, or other factors, could adversely affect the demand for our products, even in a stronger natural gas and oil price environment. The continued or future occurrence of any of these risks could have a material adverse effect on our business, financial condition and results of operations.

A public health crisis or global outbreak of disease could materially and adversely affect our business, financial condition and results of operations.

A public health crisis, including pandemics, have previously adversely impacted our business and results of operations. A public health crisis, including a pandemic similar in nature to COVID-19, could affect our business in a number of ways, including but not limited to:

•disruptions or restrictions on our employees' ability to work;
•temporary closures or disruptions at our mines and processing plants or the facilities of our customers could reduce         demand for our products or affect our ability to timely meet our customers' orders and negatively impact our supply chain; and
•the failure of third parties on which we rely, including our customers, contractors, commercial banks, transportation service providers and external business partners, to meet their respective obligations to us, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties.

For instance, the COVID-19 pandemic negatively affected our business and ongoing global impacts have negatively affected our sales, volumes, operating costs, and financial results to varying degrees and could continue to negatively affect our results of operations, cash flows, and financial position in the future.

The impact of any future contagious disease or other adverse public health developments could also exacerbate other risks discussed elsewhere in this section of this report, any of which could have a material adverse effect on us.

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

In addition, severe seasonal or weather conditions, potentially exacerbated by climate change, may impact our operations by causing weather-related damage to our facilities and equipment or preventing us from delivering equipment, personnel or products to job sites, any of which could force us to delay or curtail services and potentially breach our contractual obligations or result in a loss of productivity, an increase in operating costs or other losses that may not be covered by applicable insurance policies. Severe weather conditions may also interfere with our customers’ operations, which could reduce our customers’ demand for our products. If any of these risks were to occur, it could have a material adverse effect on our business, financial condition and results of operations. Moreover, changing weather patterns, due to climate-warming trends and other effects of climate change or other causes, may lead to the increased frequency, severity or unpredictability of extreme weather events, which could intensify these risks.

A significant portion of our sales is generated at four of our plants. Any adverse developments at any of those plants or in the end markets those plants serve could have a material adverse effect on our business, financial condition, and results of operations.
A significant portion of our sales is generated at our plants located in Ottawa, Illinois; Lamesa, Texas; Lovelock, Nevada; and Crane County, Texas. These plants represented a combined 29% of our total sales in 2023. Any adverse development at these plants or in the end markets these plants serve, including adverse developments due to catastrophic events or weather, decreased demand for commercial silica products, or a decrease in the availability of transportation services or adverse developments affecting our customers, could have a material adverse effect on our business, financial condition and results of operations.

We may be adversely affected by decreased demand for frac sand or the development of effective alternative proppants or new processes to replace hydraulic fracturing.

Frac sand is a proppant used in the completion and re-completion of natural gas and oil wells through hydraulic fracturing. Frac sand is the most commonly used proppant and is less expensive than ceramic proppant, which is also used in hydraulic fracturing to stimulate and maintain oil and natural gas production. A significant shift in demand from frac sand to other proppants, such as ceramic proppants, the development and use of other effective alternative proppants, or the development of new alternative energy processes to replace hydraulic fracturing altogether, could cause a decline in demand for the frac sand we produce and could have a material adverse effect on our business, financial condition and results of operations.

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

Because the markets for our products are typically local, we also compete with smaller, regional or local producers in addition to the other national producers. There typically is an increasing number of small producers servicing the frac sand market when there is increased demand for hydraulic fracturing services. If demand for hydraulic fracturing services decreases and the supply of frac sand available in the market increases, prices in the frac sand market could continue to materially decrease as less efficient producers exit the market, selling frac sand at below market prices. Furthermore, our competitors may choose to consolidate, which could provide them with greater financial and other resources than us and negatively impact demand for our frac sand products. In addition, oil and natural gas exploration and production companies and other providers of hydraulic fracturing services may acquire their own frac sand reserves, expand their existing frac sand production capacity or otherwise fulfill their own proppant requirements, and existing or new frac sand producers could add to or expand their frac sand production capacity, which would negatively impact demand for our frac sand products.

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

If our customers delay or fail to pay a significant amount of our outstanding receivables, it could have a material adverse effect on our business, liquidity, financial condition and results of operations.

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

Our ten largest customers accounted for approximately 44%, 40% and 40% of total sales during the years ended December 31, 2023, 2022 and 2021, respectively. As a result of market conditions, competition or other factors, these customers may not continue to purchase the same levels of our products in the future, if at all. Substantial reductions in purchase volumes across these customers could have a material adverse effect on our business, financial condition and results of operations.

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

Not all of these risks are reasonably insurable, and our insurance coverage contains limits, deductibles, exclusions and endorsements. Our insurance coverage may not be sufficient to meet our needs in the event of loss and any such loss may have a material adverse effect on our business, financial condition and results of operations.

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

Because of the relatively low cost of producing commercial silica, transportation and related costs, including freight charges, fuel surcharges, transloading fees, switching fees, railcar lease costs, demurrage costs and storage fees, tend to be a significant component of the total delivered cost of sales. The high relative cost of transportation related expense tends to favor manufacturers located in close proximity to the customer. As a result, if we expand our commercial silica production to new geographic markets, we could need increased transportation services and transload network access and would be subject to higher overall costs for these services. We contract with truck, rail and barge services to move commercial silica from our production facilities to transload sites and our customers, and increased costs under these contracts could adversely affect our results of operations. In addition, we bear the risk of non-delivery under our contracts. Labor disputes, derailments, adverse weather conditions or other environmental events, shortages in the railcar leasing market or changes to rail freight systems could interrupt or limit available transportation services. A significant increase in transportation service rates, a reduction in the dependability or availability of transportation or transload services, or relocation of our customers’ businesses to areas farther from our plants or transloads could impair our ability to deliver our products economically to our customers and to expand to new markets. Further, reduced demand for commercial silica sometimes results in railcar over-capacity, requiring us to pay railcar storage fees while, at the same time, continuing to make lease payments for those railcars in storage, which can have a material adverse effect on our business, financial condition and results of operations.

Our operations consume large amounts of natural gas, electricity and diesel fuel. An increase in the price or a significant interruption in the supply of these or any other energy sources could have a material adverse effect on our business, financial condition, and results of operations.
Energy costs, primarily natural gas and electricity, represented approximately 4%, 5% and 5% of our total sales in 2023, 2022 and 2021, respectively. Natural gas is the primary fuel source used for drying in the commercial silica production process. In addition, our operations are dependent on earthmoving equipment, railcars and tractor trailers, and diesel fuel costs are a significant component of the operating expense of these vehicles. To the extent that we perform these services with equipment that we own, we are responsible for buying and supplying the diesel fuel needed to operate these vehicles, which currently represents less than 1% of total cost of sales. To the extent that these services are provided by independent contractors, we may be subject to fuel surcharges that attempt to recoup increased diesel fuel expenses. Our profitability is impacted by the price and availability of these energy sources. The price and supply of diesel fuel and natural gas are unpredictable and can fluctuate significantly based on international political and economic circumstances, as well as other events outside our control, such as changes in supply and demand due to weather conditions, actions by OPEC and other oil and natural gas producers, regional production patterns and environmental concerns. In addition, potential climate change regulations or carbon or emissions taxes could result in higher production costs for energy, which may be passed on to us in whole or in part or could reduce supply. In the past, the price of natural gas has been extremely volatile, and we believe this volatility may continue. In order to manage this risk, we have hedged natural gas prices through the use of derivative financial instruments and may enter into additional hedges in the future. However, these measures carry different risks (including nonperformance by counterparties) and do not in any event entirely eliminate the risk of decreased margins as a result of energy price increases. A significant increase in the price of energy that is not recovered through an increase in the price of our products or covered through our hedging arrangements or an interruption in the supply of the energy sources we use could have a material adverse effect on our business, financial condition and results of operations.

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

We base our mineral reserve and resource estimates on engineering, economic and geological data assembled and analyzed by our mining engineers, which are reviewed periodically by outside firms. However, commercial silica reserve estimates can be imprecise and depend to some extent on statistical inferences drawn from available drilling data, which may prove unreliable. There are numerous uncertainties inherent in estimating quantities and qualities of commercial silica reserves and non-reserve commercial silica deposits and costs to mine recoverable reserves, many of which are beyond our control and any of which could cause actual results to differ materially from our expectations. These uncertainties include:

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

    In addition, title to, and the area of, mineral properties and water rights may be disputed. Mineral properties sometimes contain claims or transfer histories that examiners cannot verify. A successful claim that we do not have title to one or more of our properties or lack appropriate water rights could cause us to lose any rights to explore, develop and extract any minerals on that property, without compensation for our prior expenditures relating to such property. Any inaccuracy in our estimates related to our mineral reserves and non-reserve mineral deposits, or our title to such deposits, could result in our inability to mine the deposits or require us to pay higher than expected costs.

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

We have experienced attempts by unauthorized agents to gain access to our computer systems through the internet, e-mail and other access points, which generally continue to increase due to evolving threats and our expanding information technology footprint. While to date none of these incidents has had a material impact on us, we expect to continue to be targeted in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the current global economic and political environment, the outsourcing of some of our business operations, the ongoing shortage of qualified cybersecurity professionals, and the interconnectivity and interdependence of third parties to our systems. In recognition of these heightened risks, our management team updates our Board of Directors quarterly on material cybersecurity risks which might impact us. See Item 1C. Cybersecurity of this Annual Report on Form 10-K for additional detail regarding the programs, policies and procedures we have in place to identify, prevent and detect any unauthorized access.

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

We base our assumptions regarding the life of our mines on detailed studies that we perform from time to time, but our studies and assumptions do not always prove to be accurate. If we close any of our mines sooner than expected, sales will decline unless we are able to increase production at any of our other mines, which may not be possible. The closure of an open pit mine may also involve significant fixed closure costs, including accelerated employment legacy costs, severance-related obligations, reclamation and other environmental costs and the costs of terminating long-term obligations, including energy contracts and equipment leases. We accrue for the costs of reclaiming open pits, stockpiles, tailings ponds, roads and other mining support areas over the estimated mining life of our properties. If we were to reduce the estimated life of any of our mines, the fixed mine closure costs could be applied to a shorter period of production, which would increase production costs per ton produced and could materially and adversely affect our business, results of operations and financial condition.

Applicable statutes and regulations require that mining property be reclaimed following a mine closure in accordance with specified standards and an approved reclamation plan. The plan addresses matters such as the removal of facilities and equipment, re-grading, prevention of erosion and other forms of water pollution, re-vegetation and post-mining land use. Complying with these plans has had, and will continue to have, a significant effect on our business. Some environmental laws impose substantial penalties for noncompliance with a reclamation plan, and others, such as the CERCLA, impose strict, retroactive and joint and several liability for the remediation of releases of hazardous substances. We may be required to post a surety bond or other form of financial assurance equal to the anticipated cost of reclamation as set forth in the approved reclamation plan. The inability to acquire, maintain or renew such financial assurances could subject us to fines or the revocation of our operating permits. The establishment of the final mine closure reclamation liability is based on permit requirements and requires various estimates and assumptions, principally associated with reclamation costs and production levels. If our accruals for expected reclamation and other costs associated with mine closures for which we will be responsible were later determined to be insufficient, our business, results of operations and financial condition would be adversely affected.
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

Environmental requirements, and the interpretation and enforcement of these requirements, change frequently and have tended to become more stringent over time. Future environmental laws and regulations could restrict our ability to expand our facilities or extract our mineral deposits or could require us to acquire costly equipment or to incur other significant expenses in connection with our business. The costs associated with complying with such requirements, could have a material adverse effect on our business, financial condition and results of operations.

For example, greenhouse gas emissions regulation is becoming more rigorous, and concerns about climate change could cause this trend to continue or intensify. We expect to be required to report annual greenhouse gas emissions from our operations to the EPA, and additional greenhouse gas emission-related requirements are in various stages of development at the international, federal, state, regional and local levels. The U.S. Congress has considered, and may adopt in the future, various legislative proposals to address climate change, including a nationwide limit on greenhouse gas emissions. Any regulation of greenhouse gas emissions, including, for example, through a cap-and-trade system, technology mandate, emissions tax, reporting requirement, new permit requirement or other program, could curtail our operations, significantly increase our operating costs, impair demand for our products or otherwise adversely affect our business, financial condition, reputation and performance.

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

We hold numerous governmental, environmental, mining and other permits and approvals authorizing operations at each of our facilities. Our future success depends on, among other things, our ability, and the ability of our customers, to obtain and maintain the necessary permits and licenses required to conduct operations. In order to obtain permits and renewals of permits in the future, we may be required to prepare and present data to governmental authorities pertaining to the impact that any proposed exploration or production activities may have on the environment. Compliance with these regulatory requirements is expensive and significantly lengthens the time needed to conduct operations. Additionally, obtaining or renewing required permits is sometimes delayed, conditioned or prevented due to community opposition, opposition from other parties, the location of existing or proposed third-party operations, or other factors beyond our control. The denial of a new or renewed permit essential to our operations, delays in the environmental review and permitting process, significant opposition to a permit by third parties or the imposition of conditions in order to acquire the permit could impair our ability to continue operations at the affected facilities, delay those operations, or involve significant unplanned costs, any of which could adversely affect our business, financial condition and results of operations.

We are subject to regulations that impose stringent health and safety standards on numerous aspects of our operations.

Multiple aspects of our operations are subject to health and safety standards, including our mining operations, our trucking operations, and employee exposure to crystalline silica.

Our mining operations are subject to the Mine Act, as amended by the Mine Improvement and New Emergency Response Act of 2006, which imposes stringent health and safety standards on numerous aspects of mineral extraction and processing operations, including the training of personnel, operating procedures, operating equipment and other matters. Our operating locations are regularly inspected by the MSHA for compliance with the Mine Act.

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

We are also subject to laws and regulations relating to human exposure to crystalline silica. Several federal and state regulatory authorities, including MSHA and OSHA, may continue to propose changes to their regulations regarding workplace exposure to crystalline silica, such as permissible exposure limits, required controls and personal protective equipment. Our failure to comply with existing or new health and safety standards, or changes in such standards or the interpretation or enforcement thereof, could require us or our customers to modify operations or equipment, shut down some or all operating locations, impose significant restrictions on our ability to conduct operations or otherwise have a material adverse effect on our business, financial condition and results of operations.

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

Since at least 1975, we and/or our predecessors have been named as a defendant, usually among many defendants, in numerous product liability lawsuits brought by or on behalf of current or former employees of our customers alleging damages caused by silica exposure. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media, involve various other defendants and have been filed in the States of Texas, Louisiana and Mississippi, although some cases have been brought in many other jurisdictions over the years. For further information about material pending proceedings, see Item 3. Legal Proceedings of this Annual Report on Form 10-K. The silica-related litigation brought against us to date and associated litigation costs, settlements and verdicts have not resulted in a material liability to us to date, and we presently maintain insurance policies where available. However, we continue to have silica exposure claims filed against us, including claims that allege silica exposure for periods or in areas not covered by insurance, and the costs, outcome and impact to us of any pending or future claims is not certain. Any such pending or future claims or inadequacies of our insurance coverage could have a material adverse effect on our business, reputation, financial condition and results of operations.

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

We have, and we expect to maintain in the near term, a significant amount of indebtedness. On March 23, 2023, we entered into the Credit Agreement, which consists of a $950 million Term Loan and a $150 million Revolver that may also be used for swingline loans or letters of credit.

As of December 31, 2023, we had $868.1 million of outstanding indebtedness under the Term Loan and we were using $15.3 million for outstanding letters of credit, leaving $134.7 million of borrowing availability under the Revolver.

In response to increasing inflation, the U.S. Federal Reserve began to raise interest rates in March 2022. While the U.S. Federal Reserve has recently held interest rates steady and the U.S. Federal Reserve has indicated likely interest rate cuts in 2024, rates currently remain at a multi-decade high level. Prevailing high interest rates increase our cost of capital. Additionally, borrowings under certain of our indebtedness are at variable rates of interest and expose us to interest rate volatility. If interest rates increase, our debt service obligations on certain of our variable rate indebtedness will increase even though the amount borrowed remains the same.

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

The stock market has experienced and continues to experience extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the underlying businesses. In 2023, our stock closed at a high of $14.36 per share and a low of $10.48 per share. Broad market fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. In addition to the other risks described in this section, the market price of our common stock may fluctuate significantly in response to a number of factors, many of which we cannot control, including inaccurate or unfavorable research or ratings published by industry analysts about our business, or a cessation of coverage of us by industry analysts; quarterly variations in our operating results compared to market expectations; announcements by others in or affecting our industry or our customers; actions by competitors; our acquisition of, investment in or disposition of other businesses; and other global or regional economic, political, legal and regulatory factors that may not be directly related to our performance.

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

As of December 31, 2023, various labor unions represented approximately 28% of our hourly employees. If we are unable to renegotiate acceptable collective bargaining agreements with these labor unions in the future, we could experience, among other things, strikes, work stoppages or other slowdowns by our workers and increased operating costs as a result of higher wages, health care costs or benefits paid to our employees. An inability to maintain good relations with our workforce could cause a material adverse effect on our business, financial condition, and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.	CYBERSECURITY
Cybersecurity represents a critical component of our overall approach to risk management. Our cybersecurity policies, standards and practices are fully integrated into our enterprise risk management (“ERM”) approach, and cybersecurity risks are among the core enterprise risks that are subject to oversight by our Board of Directors (the “Board”). Our cybersecurity policies, standards and practices follow recognized frameworks established by the National Institute of Standards and Technology (“NIST”), the International Organization for Standardization and other applicable industry standards. We generally approach cybersecurity threats through a cross-functional, multilayered approach, with specific goals of: (i) identifying, preventing and mitigating cybersecurity threats to us; (ii) preserving the confidentiality, security, integrity, and availability of the information that we collect and store to use in our business; (iii) protecting our intellectual property; (iv) maintaining the confidence of our customers, clients and business partners; and (v) providing appropriate public disclosure of cybersecurity risks and incidents when required.
Risk Management and Strategy
Consistent with overall ERM policies and practices, our cybersecurity program focuses on the following areas:
•Vigilance: We maintain a global presence, with cybersecurity threat operations functioning 24/7 with the specific goal of identifying, preventing and mitigating cybersecurity threats and responding to cybersecurity incidents in accordance with our established incident response and recovery plans.
•Systems Safeguards: We deploy systems safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through ongoing vulnerability assessments and cybersecurity threat intelligence.
•Collaboration: We utilize collaboration mechanisms established with public and private entities, including intelligence and enforcement agencies, industry groups and third-party service providers, to identify, assess and respond to cybersecurity risks.
•Third-Party Risk Management: We maintain a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

•Training: We provide routine mandatory training for personnel regarding cybersecurity threats, which reinforces our information security policies, standards and practices, and such training is scaled to reflect the roles, responsibilities and information systems access of such personnel.
•Incident Response and Recovery Planning: We have established and maintain comprehensive incident response and recovery plans that fully address our response to a cybersecurity incident and the recovery from a cybersecurity incident, and such plans are tested and evaluated on a regular basis.
•Communication, Coordination and Disclosure: We utilize a cross-functional approach to address the risk from cybersecurity threats, involving management personnel from our technology, operations, legal, risk management, internal audit and other key business functions, as well as the members of the Board and the Audit Committee of the Board in an ongoing dialogue regarding cybersecurity threats and incidents, while also implementing controls and procedures for the escalation of cybersecurity incidents pursuant to established thresholds so that decisions regarding the disclosure and reporting of such incidents can be made by management in a timely manner.
•Governance: The Board’s oversight of cybersecurity risk management is supported by the Audit Committee, which regularly interacts with the company’s ERM function, our Chief Information Officer, the Director of IT Security & Risk Management, other members of management and relevant management committees and councils, including the Information Security Governance Committee.
A key part of our strategy for managing risks from cybersecurity threats is the ongoing assessment and testing of our processes and practices through auditing, assessments, tabletop exercises, threat modeling, penetration and vulnerability testing and other assessments and exercises focused on evaluating the effectiveness of our cybersecurity measures. We regularly engage third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Audit Committee and the Board, and we adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by the assessments, audits and reviews.
Governance
The Board, in coordination with the Audit Committee, oversees the management of risks from cybersecurity threats, including the policies, standards, processes and practices that our management implements to address risks from cybersecurity threats. The Board and the Audit Committee each receive regular presentations and reports on cybersecurity risks, which address a wide range of topics including, for example, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to our peers and third parties. The Board and the Audit Committee also are informed of any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding such incident until it has been addressed. At least once each year, the Board and the Audit Committee discuss our approach to cybersecurity risk management with our Chief Information Officer.
Our Chief Information Officer and the Director of IT Security & Risk Management are the members of management that are principally responsible for overseeing our cybersecurity risk management program, in partnership with other business leaders across the company. The Chief Information Officer and the Director of IT Security & Risk Management work in coordination with the other members of the Information Security Governance Committee (the “ISGC”), which includes our Chief Financial Officer, General Counsel, Environmental Health & Safety Director, Vice President of Finance, Vice President of Information Technology, Executive Vice President of Industrial & Specialty Products, and the Director of Corporate Human Resources & Talent Management.
The ISGC was established by the Audit Committee and its primary responsibility is to provide oversight to the Information Systems Security Program (“ISSP”) to align information systems security activities to business goals, effectively manage risk, and ensure compliance. The ISGC is chaired by the Director, IT Risk Management, with the Chief Information Officer as an alternate. The ISGC’s responsibilities include developing policies and supporting frameworks, controls, and procedures to protect company, customer, and employee data from cybersecurity breaches; establishing organizational risk tolerance and developing information security policies to align with this tolerance level; and ensuring adequate security controls, as specified in policies or otherwise agreed upon, to manage risk and compliance. The ISGC has developed an ISSP scorecard to communicate cybersecurity incidents and activity and report program accomplishments and provides quarterly updates to the Audit Committee, including the ISSP scorecard, and at least annual updates to the Company’s extended leadership team.

Our Chief Information Officer and the Director of IT Security & Risk Management, in coordination with the ISGC, work collaboratively across the company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents. To facilitate the success of this program, multidisciplinary teams throughout the company are deployed to address cybersecurity threats and to respond to cybersecurity incidents in accordance with our incident response and recovery plans. Through the ongoing communications from these teams, the Chief Information Officer, the Director of IT Security & Risk Management, and the ISGC monitor the prevention, detection, mitigation and remediation of cybersecurity incidents in real time, and the Chief Information Officer reports such incidents to the Audit Committee when appropriate.
Our Chief Information Officer has served in various roles in information technology and information security for over 25 years, including serving as Chief Information Officer for us for the past four and one-half years, as well as for another large public company, a private consulting firm providing technology and cybersecurity advisory services and a privately held fuel oil blending and distribution company. The Chief Information Officer holds an undergraduate degree in management and leadership from Northeastern University.
Our Director of IT Security & Risk Management holds an undergraduate degree in computer science and a master’s degree in business administration from Texas Tech University and has served in various roles in information technology for over 20 years, including serving as an IT security consultant and performing IT audit work for PricewaterhouseCoopers, Deloitte, and Grant Thornton. He then returned to the industry to oversee the IT security program for classified systems at a publicly-traded defense contractor. He next joined a publicly-traded energy services company to lead the IT security program before joining us in 2019. Certifications he has held at various points throughout his career include the following – Certified Information Systems Auditor (CISA), Check Point Certified Security Administrator (CCSA), Check Point Certified Security Expert (CCSE), Cisco Certified Network Associate (CCNA), Cisco Certified Network Professional (CCNP), and Microsoft Certified Professional (MCP).
We do not currently believe cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to affect us, including its business strategy, results of operations, or financial condition; however, we could experience a cybersecurity incident that materially affects us in the future. See “Risk Factors—Operational Risks” for additional discussion of cybersecurity risks to our business.

ITEM 2.	PROPERTIES
Our Properties and Logistics Network
Our corporate headquarters is located in Katy, Texas. We also maintain a corporate support center and sales office in Reno, Nevada. Additionally, we operate corporate laboratories located in Berkeley Springs, West Virginia, Rochelle, Illinois and Reno, Nevada. These locations provide critical technical expertise, analytical testing resources and application development to promote product value and cost savings. We generally own our principal production properties, although some land is leased. Substantially all of our owned assets are pledged as security under the Credit Agreement; for additional information regarding our indebtedness see Note J - Debt to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K. Corporate offices, including sales locations are leased. In general, we consider our facilities, taken as a whole, to be suitable and adequate for our current operations.
We continue to strategically position our supply chain in order to deliver our products according to our customers' needs, whether at a plant, a transload, or at the wellhead. We believe that our supply chain network and logistics capabilities are a competitive advantage that enables us to provide superior service for our customers and positions us to take advantage of opportunistic spot market sales. As of December 31, 2023, we had 27 transload facilities strategically located near all the major shale basins in the United States. All of our transloads are operated by third-party transload service providers via service agreements, which include both longer term contracts (generally 2 to 5 years) and month-to-month arrangements.
We lease a significant number of railcars for shipping purposes and for short-term storage of our products, particularly our frac sand products. As of December 31, 2023, we had a leased fleet of 5,720 railcars.
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

The map below shows the location of our mines, production facilities, transload facilities, SandBox operation sites and Corporate offices:

● Industrial & Specialty, Oil & Gas, SandBox, and transload locations ★ Offices

Summary Overview of Mining Operations
Information concerning our material mining properties in this Annual Report on Form 10-K has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K, which first became applicable to us for the fiscal year ended December 31, 2021. As used in this Annual Report on Form 10-K, the terms "mineral resource", "mineral reserve", "proven mineral reserve" and "probable mineral reserve" are defined and used in accordance with subpart 1300 of Regulation S-K. As of December 31, 2023, our individually material mining properties, as determined in accordance with subpart 1300 of Regulation S-K, were the Crane, TX site (the "Crane site"), Lamesa, TX site (the "Lamesa site"), the Ottawa, IL site (the "Ottawa site") and the Lovelock/Colado, NV site (the "Colado site").
The information that follows related to the Crane site, the Lamesa site, the Ottawa site and the Colado site is derived, in part, from the technical report summaries ("TRSs") prepared by John T. Boyd Company, our third party mining and geological consultant and an external qualified person, ("JT Boyd"), and filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 TRSs"). We believe, and JT Boyd concurs, that all material assumptions and information pertaining to the disclosure of our mineral resources and mineral reserves, including material assumptions relating to all modifying factors, price estimates, and scientific and technical information, as described in the 2022 TRSs remain current as of December 31, 2023. As a result, we are relying on the 2022 TRSs. Portions of the following information are based on assumptions, qualifications and procedures that are summarized here and are described in more detail in the 2022 TRSs. Reference should be made to the full text of the TRSs, incorporated herein by reference and made a part of this annual report.
As of December 31, 2023, we had 26 operating mines and processing facilities and two additional exploration stage properties, as summarized below. Note that this list includes two processing facilities (Blair, NE and Millen, GA), but excludes mines and processing facilities that have been closed or idled, none of which have any current economic reserves.

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

Blair, Nebraska [processing plant only]

EPM operates a perlite processing plant located near the town of Blair, Washington County, Nebraska. The site sits on a 6.6-acre leased parcel that is a portion of a 25.2 acre lot owned by Blair Ag., LLC. The site has a mobile office, expander building, a compressor room and three storage silos.

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

Clark, Nevada

EPM operates the Clark, Nevada mine and DE processing plant located 20 miles east of the city of Reno, Nevada. The Clark processing plant is located on approximately 302 acres of private land. The Clark mine consists of approximately 1,123 acres of private land and 292 acres of federal land. EPM maintains two mineral claim leases, with EPM holding 71% ownership. The leases consist of 19 mineral claims, 15 of which are placer claims and four of which are millsite claims.

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

Columbia, South Carolina

We, through U.S. Silica Company, operate a surface mine and silica sand processing plant in Columbia, Lexington County, South Carolina. The processing plant is situated on a 193 acre parcel of owned land. The active mine is located directly north of the plant and is comprised of a 733-acre parcel of leased land. Royalties in the amount of 5% of the total monthly sales revenue are paid to the lessor.

Our surface mines in Columbia use natural gas, fuel oil and electricity to produce whole grain, ground and fine ground silica. The reserves are part of the Tuscaloosa Formation in central South Carolina. The processing plant allows the Columbia facility to meet a wide variety of focused specifications on product composition from customers. As such, the Columbia facility services multiple end markets, such as glass, building products, fillers and extenders, and filtration.

The Columbia, South Carolina site actively maintains five regulatory and operating permits. The facility also complies with other state and federal regulations that do not require a specific permit. All required permits are secured, and the site is operating in full compliance.

Crane, Texas

In accordance with subpart 1300 of Regulation S-K, we have determined that the Crane site is a material mining property. Therefore, a description of the Crane site and its operations can be found below. See “Material Site Descriptions — Crane, Texas.”

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

Fernley, Nevada

EPM owns and operates a surface mine and DE processing plant near the town of Fernley, Nevada. The processing plant is located on a 39.9 acre parcel of private land. The Fernley mine property is comprised of 5,668 acres, which mostly consists of federal BLM land (142 active and owned placer mineral claims) and 72.2 acres of private land. Portions of the private land are surface rights only, and related minerals rights are sub-leased from private land owners. There are no royalties associated with the private land holdings at Fernley. BLM land lease payments are around $23,000 annually.

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

Festus, Missouri

We, through U.S. Silica Company, lease and have mineral rights for silica sand on 635 acres covering a limestone quarry that is owned and operated by Fred Weber, Inc. (“Fred Weber”). The processing plant was constructed on a 40 acre tract within this lease. Fred Weber mines a layer of sandstone in the quarry and delivers it to the processing plant on a price per ton basis. Any and all property ownership, leases and environmental permits related to the mine are the responsibility of Fred Weber.

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

Hazen Mine, Nevada

EPM operates the Hazen, Nevada DE mine that is located three miles southwest of the unincorporated town of Hazen, Churchill County, Nevada. The Hazen mine is located on approximately 1,255 acres of land, comprised of 120 acres of private land and 1,135 acres of federal BLM land. The BLM land is held by four different claim holders. The largest 640 acre parcel has an annual minimum payment of $24,000 and a $1/ton shipped royalty. The second 480-acre parcel has an annual minimum payment of $7,200 and a $1/ton shipped royalty. The next 13.5-acre parcel has a $1,650 annual payment and a $1/ton shipped royalty. The last 1.7-acre property has a fixed annual payment of $413. Additionally, EPM pays all of the annual mining claim fees at $165 per claim.

Our small open-pit surface mine at Hazen operates as a stand-alone, satellite mine that provides raw DE to several sites. Most of the raw ore is shipped by truck to the Company’s nearby DE processing plant at Clark, Nevada. To a lesser extent, raw ore is loaded and shipped by rail to Johns Manville’s processing plants in Fruita, Colorado and Grambling, Louisiana. Contracted mining campaigns take place every two to three years and these are designed to build on-site stockpiles to meet shipping requirements. On average, 20,000 bank cubic yards of DE are shipped off site each year.

The Hazen mine operates under five operating permits issued by federal and state agencies. The site also complies with other state and federal regulations that do not require a specific permit. All required permits are secured, and the site is operating in full compliance.

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

Jackson/Aberdeen, Mississippi

EP Engineered Clays, our indirect subsidiary, operates a bentonite clay processing plant in the town of Jackson, Hinds County, Mississippi. The Jackson processing facility sits on 70 acres of private land leased from BASF, the former owner of the site. The annual lease rate for the plant is $157,000. EPM also owns a one-acre lot located next to the processing plant as an injection well site. The calcium bentonite raw ore supplied to the Jackson plant is mined at the Aberdeen / Fowlkes Mine, near the town of Aberdeen, Monroe County, Mississippi. The mine property is 648 acres, comprised of 502 acres of owned land and 146 acres of private leased land, split between three landowners. The total annual lease payment for the private property is $12,000.

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

Jackson, Tennessee

We, through U.S. Silica Company, operate a silica sand mine and processing plant near Jackson, Tennessee. The Jackson, Tennessee site includes 132 acres of owned land in two separate parcels. The processing plant is located on the smaller 27 acre parcel of owned land. The second parcel of 105 acres hosts a mined-out dredge pond. There are no leases, no royalties and no other associated payments specific to the Jackson, Tennessee land parcels.

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

Lamesa, Texas

In accordance with subpart 1300 of Regulation S-K, we have determined that the Lamesa site is a material mining property. Therefore, a description of the Lamesa site and its operations can be found below. See “Material Site Descriptions — Lamesa, Texas.”

Lovelock/Colado, Nevada

In accordance with subpart 1300 of Regulation S-K, we have determined that the Colado site, which includes the Lovelock Processing Plant, in Lovelock, Nevada, is a material mining property. Therefore, a description of the Colado site and its operations can be found below. See “Material Site Descriptions — Lovelock, Nevada - Colado Mine.”

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

Mauricetown, New Jersey

We, through U.S. Silica Company, own and operate a silica sand processing plant near the unincorporated community of Mauricetown, Cumberland County, New Jersey. The processing plant is located on the west side of Mauricetown and sits on 488 owned acres of private land. The dredge mining operation, almost six miles northeast near Port Elizabeth, is located on 816 acres of owned land. All property at both sites is owned outright by U.S. Silica. No royalties are paid for the mining of sand on the property.

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

Middleton, Tennessee

EPM owns and operates the Middleton, Tennessee site, comprised of some 1,328 acres located on both sides of the border between Tennessee and Mississippi. The bentonite clay processing plant sits on an owned, 135-acre parcel of land located five miles south of the town of Middleton, Hardeman County, Tennessee. The Tennessee mines consist of 672 acres of owned land. Mining activities occur in both Tennessee and Mississippi. The Mississippi mines consist of 521 acres of owned land.

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

Mill Creek, Oklahoma

We, through U.S. Silica Company, own and operate the Mill Creek mine and processing plant, near the town of Mill Creek, Johnston County, Oklahoma. The Mill Creek operation consists of two silica sand processing plants separated by four miles. The South Plant sits on 369 owned acres and is the home to the ground silica milling, sizing and bagging operations. The North Plant is comprised of 1,501 owned acres and is home to the mine and the whole grain silica sand drying and shipping operations. There are two leased tracts at the North Plant totaling 71 acres; both tracts have been fully mined, but the acreage is still part of the active state mining permit. The purchase agreements for lands at the North Plant included provisions for royalty payments based on tons mined and sold from the individual tracts. Some of this property was purchased over 40 years ago, and the royalty rates are less than $0.10 per ton.

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

Millen, Georgia [processing plant only]

We, through U.S. Silica Company, operate a silica processing facility located near the town of Millen, Jenkins County, Georgia. The site sits on 819 leased acres, of which the processing plant covers approximately 50 acres.

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

Ottawa, Illinois

In accordance with subpart 1300 of Regulation S-K, we have determined that the Ottawa site is a material mining property. Therefore, a description of the Ottawa site and its operations can be found below. See “Material Site Descriptions — Ottawa, Illinois.”

Pacific, Missouri

We, through U.S. Silica Company, own and operate a silica sand mine and production facility near the town of Pacific, St. Louis County, Missouri. The mine and processing plant are located on 524 wholly owned acres, with full sub-surface mineral and water rights. No leases, royalties or other specific payments are associated with the property.

Our surface mines at the Pacific facility use natural gas and electricity to produce whole grain, ground and fine ground silica through a variety of mining methods, including hard rock and hydraulic mining. The reserves are part of the St. Peter Sandstone Formation that stretches north-south from Minnesota to Missouri and east-west from Illinois to Nebraska and South Dakota. The processing plant allows the Pacific facility to meet a wide variety of focused specifications on product composition from customers. As such, the Pacific site services multiple end markets, such as glass, foundry, fillers and extenders, alternative energy applications and oil and gas proppants.

The Pacific site maintains nine different operating permits. The site also complies with other state and federal regulations that do not require a specific permit. All required permits are secured, and the site is operating in full compliance.

Popcorn, Nevada

EPM operates a stand-alone, satellite perlite mine located 18 miles south of the town of Fallon, Churchill County, Nevada. The mine is located on 196 acres of leased federal BLM land, and is comprised of 10 lode mineral claims. The mineral claims are renewed with the BLM on an annual basis at a cost of $165/claim, with a total annual cost of $1,650.

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

Sequoya, Nevada [exploration property]

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

The site only contains a couple of open surface test pits where a bulk sample had been obtained for plant process testing and does not contain any buildings or facilities on site.

The site is currently permitted only for exploration and is in full compliance. No operating permits are required since the site is not developed for operations.

Siskiyou, California [exploration property]

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

Summary of Annual Production

The table below shows annual mined volumes (in thousands) at our mining properties for the fiscal years ended December 31, 2023, 2022 and 2021:

		Tons Mined
Mine / Location	Product Type	2023	2022	2021
Berkeley Springs, WV	Silica Sand	267	283	301
Blair, NE(1)	Perlite	—	—	—
Clark, NV	Diatomaceous Earth	106	54	63
Columbia, SC	Silica Sand	318	377	398
Crane, TX	Silica Sand	4,193	3,886	3,263
Dubberly, LA	Silica Sand	160	132	138
Fernley, NV	Diatomaceous Earth	58	63	67
Festus, MO(2)	Silica Sand	1,062	1,468	1,567
Hazen, NV	Diatomaceous Earth	2	7	9
Hurtsboro, AL	Silica Sand	199	196	196
Jackson/Aberdeen, MS(3)	Bentonite Clay	75	84	84
Jackson, TN(4)	Silica Sand	—	—	—
Lamesa, TX	Silica Sand	6,386	5,871	4,692
Lovelock/Colado, NV(5)	Diatomaceous Earth	185	175	166
Mapleton Depot, PA	Silica Sand	555	457	308
Mauricetown, NJ	Silica Sand	163	113	166
Middleton, TN	Bentonite Clay	135	190	198
Mill Creek, OK	Silica Sand	1,828	1,898	1,544
Millen, GA(6)	Silica Sand	—	—	—
Montpelier, VA	Aplite	254	245	163
Ottawa, IL	Silica Sand	3,321	3,230	2,967
Pacific, MO	Silica Sand	631	951	942
Popcorn, NV(7)	Perlite	7	8	—
Rockwood, MI(8)	Silica Sand	—	—	—
Sanders, AZ	Bentonite Clay	13	14	14
Sequoya, NV(9)	Diatomaceous Earth	—	—	—
Siskiyou, CA(10)	Diatomaceous Earth	—	—	—
Sparta, WI	Silica Sand	1,283	1,232	2,025
Vale, OR	Diatomaceous Earth	155	133	117
(1) Blair, NE is a perlite processing plant. There are no tons mined on site.
(2) Festus, MO was idled in 2023.
(3) Mining occurs at the Aberdeen, MS mine. Jackson, MS is the location of the clay processing plant.
(4) Jackson, TN purchases raw sand from a third party. There are no tons mined on site.
(5) Mining occurs at the Colado, NV mine. Lovelock, NV is the location of the DE processing plant.
(6) Millen, GA is a silica sand processing plant. There are no tons mined on site.
(7) Popcorn, NV mining is campaigned every two to three years. Raw ore is processed at Blair, NE and/or Lovelock/Colado, NV processing plant.
(8) Rockwood, MI purchases raw sand from a third party. There are no tons mined on site.
(9) Sequoya, NV is an advanced greenfield exploration property. No mining except a small (~300 tons) bulk sample has been mined from this site.
(10) Siskiyou, CA is a greenfield exploration property. To date, no tons have been mined on site.

Summary of Resources and Reserves
In accordance with subpart 1300 of Regulation S-K, we engaged JT Boyd as the qualified person to prepare the TRSs for the disclosure of resources and reserves at our four material mining properties: Crane, TX, Lamesa, TX, Ottawa, IL and Lovelock/Colado, NV. The estimates of measured, indicated and inferred resources and proven and probable reserves at our four material mining properties in this Annual Report on Form 10-K have been prepared by JT Boyd and in accordance with the technical definitions established by the SEC under subpart 1300 of Regulation S-K.
Set forth in the tables below are our estimates (in thousands of tons) as of December 31, 2023 of (1) measured, indicated and inferred resources (exclusive of proven and probable reserves), (2) proven and probable reserves and (3) saleable reserves for each of our properties.
The reference point for the resources is in situ or in-place material. The reference point for mineable reserves is recoverable tons after mining extraction losses. The reference point for saleable reserves is finished goods available for sale after process plant losses.

Summary of Resources for the fiscal year ended December 31, 2023(1)
	Measured Resources	Indicated Resources	Measured + Indicated Resources	Inferred Resources
Silica Sand(2)
United States
Berkeley Springs, WA	—	—	—	—
Columbia, SC	—	—	—	2,811
Crane, TX	—	2,246	2,246	16,396
Dubberly, LA	—	—	—	1,959
Festus, MO	—	—	—	—
Hurtsboro, AL	—	—	—	—
Jackson, TN(3)	—	—	—	—
Lamesa, TX	622	4,748	5,370	5,002
Mapleton Depot, PA	—	—	—	—
Mauricetown, NJ	—	—	—	4,000
Mill Creek, OK	—	—	—	16,361
Millen, GA(4)	—	—	—	—
Ottawa, IL	—	—	—	88
Pacific, MO	—	—	—	—
Rockwood, MI(5)	—	—	—	—
Sparta, WI	—	—	—	13,500
Total Silica Sand	622	6,994	7,616	60,117
Diatomaceous Earth(6)
United States
Clark, NV	—	—	—	1,258
Fernley, NV	—	—	—	4,727
Hazen, NV	—	—	—	—
Lovelock/Colado, NV	—	—	—	689
Sequoya, NV	—	—	—	1,978
Siskiyou, CA	—	—	—	3,656
Vale, OR	—	—	—	19,780
Total Diatomaceous Earth	—	—	—	32,088
Bentonite Clay(7)
United States

Jackson/Aberdeen, MS	—	—	—	—
Middleton, TN	—	—	—	11,806
Sanders, AZ	—	—	—	—
Total Bentonite Clay	—	—	—	11,806
Perlite(7)
United States
Blair, NE(8)	—	—	—	—
Popcorn, NV	—	—	—	—
Total Perlite	—	—	—	—
Aplite(7)
United States
Montpelier, VA	—	—	—	—
Total Aplite	—	—	—	—
(1) Item 1303(b)(ii) of Regulation S-K requires disclosure of resources to be exclusive of reserves. Unless otherwise noted, properties with no resources reported represent a 100% conversion of currently known geologic resources to mineable reserves.

(2) Silica sand resources are based on the 2023 average price of $47 per ton.
(3) Jackson, TN purchases raw sand from a third party. There are no resources on this site.
(4) Millen, GA is a silica sand processing plant that receives ore from other sites. There are no resources on this site.
(5) Rockwood, MI purchases raw sand from a third party. There are no resources on this site.
(6) Diatomaceous earth resources are based on the 2023 average price of $684 per ton.
(7) Resources are based on the 2023 average price of $289 per ton of bentonite clay, perlite and aplite.
(8) Blair, NE is a perlite processing plant. There are no resources on this site.

Summary Reserves for the fiscal year ended December 31, 2023
	Proven Reserves(1)	Probable Reserves(1)	Total Mineable Reserves(1)	Total Saleable Reserves(1)
Silica Sand(2)
United States
Berkeley Springs, WV	19,945	—	19,945	17,152
Columbia, SC	8,809	—	8,809	7,188
Crane, TX(3)	106,686	37,522	144,208	118,971
Dubberly, LA	3,657	—	3,657	3,072
Festus, MO	10,064	7,411	17,475	13,106
Hurtsboro, AL	294	92	386	271
Jackson, TN(4)	—	—	—	—
Lamesa, TX(5)	90,241	12,800	103,041	77,281
Mapleton Depot, PA	7,095	—	7,095	6,386
Mauricetown, NJ	10,806	—	10,806	9,185
Mill Creek, OK	16,507	—	16,507	15,022
Millen, GA(6)	—	—	—	—
Ottawa, IL(7)	86,421	1,486	87,907	76,040
Pacific, MO	8,854	7,994	16,848	14,321
Rockwood, MI(8)	7,600	—	7,600	4,940
Sparta, WI	16,228	2,740	18,968	16,369
Total Silica Sand	393,207	70,045	463,252	379,304

Diatomaceous Earth(9)
United States
Clark, NV	1,614	1,745	3,359	2,351
Fernley, NV	1,027	4,713	5,740	4,632
Hazen, NV	335	84	419	293
Lovelock/Colado, NV(10)	1,535	2,797	4,332	3,535
Sequoyah, NV	111	755	866	707
Siskiyou, CA(11)	—	—	—	—
Vale, OR	16,233	27,287	43,520	37,993
Total Diatomaceous Earth	20,855	37,381	58,236	49,511
Bentonite Clay(12)
United States
Jackson/Aberdeen, MS	—	988	988	686
Middleton, TN	2,376	12,854	15,230	6,549
Sanders, AZ	—	557	557	557
Total Bentonite Clay	2,376	14,399	16,775	7,792
Perlite(12)
United States
Blair, NE(13)	—	—	—
Popcorn, NV	4,316	1,790	6,106	5,495
Total Perlite	4,316	1,790	6,106	5,495
Aplite(12)
United States
Montpelier, VA	—	11,747	11,747	5,873
Total Aplite	—	11,747	11,747	5,873
(1) Ore reserves are stated as "mineable" reserves (after mining losses) and saleable reserves (after processing plant losses) as finished product available for sale to customers.
(2) Unless otherwise stated, silica sand reserves are based on the 2023 average price of $47 per ton.
(3) Crane, TX economic evaluation based on $23.92/product ton.
(4) Jackson, TN purchases raw sand from a third party. There are no reserves or tons mined on site.
(5) Lamesa, TX economic evaluation based on $23.90/product ton.
(6) Millen, GA is a silica sand processing plant that receives ore from other U.S. Silica sites. There are no ore reserves or tons mined at this site.
(7) Ottawa, IL economic evaluation based on $42.37/product ton.
(8) Rockwood, MI purchases raw sand ore from a third party. Unmined, proven ore reserves are wholly owned.
(9) Unless otherwise stated, diatomaceous earth reserves are based on the 2023 average price of $684 per ton.
(10) Lovelock/Colado, NV economic evaluation based on $697.27/product ton.
(11) Siskiyou, CA is a greenfield exploration property. As such, there are no mineable reserves to report.
(12) Reserves are based on the 2023 average price of $289 per ton of bentonite clay, perlite and aplite.
(13) Blair, NE is a perlite processing plant. There are no reserves or tons mined at this site.

MATERIAL SITE DESCRIPTIONS
Crane, Texas
The Crane site is a surface proppant sand mining and processing operation located 25 miles west of the City of Odessa in Crane County, Texas. The cities of Lubbock and Dallas, Texas, are located approximately 147 miles northeast and 355 miles east, respectively, of the Crane Operation. Geographically, the Crane Operation’s processing plant is located at approximately 31° 38' 58.34" N latitude and 102° 42' 2.52" W longitude.

FIGURE AREA
TEXAS
N
WINKLER CO.
ECTOR CO.
WARD CO.
CRANE CO.
PECOS CO.
CRANE OPERATION
Odessa
Monahans
UP
302
866
20
385
18
1601
1053
1233
329
E 950,000
E 1,000,000
E 1,050,000
E 1,100,000
N 350,000
N 300,000
N 250,000
N 200,000
N 150,000
SCALE (Miles)
0 1 2 3 4 5
Legend
UP Union Pacific Railroad
20 Roads

FIGURE 1.1
GENERAL LOCATION MAP
Showing
CRANE OPERATION
Crane County, Texas

Prepared For
U. S. SILICA COMPANY

John T. Boyd Company

January 2023
Scale 1" = 5 Miles

The Crane site is comprised of approximately 3,200 acres of surface and mineral rights wholly owned by U.S. Silica. We purchased the Crane site in May 2017 from McKnight Natural Resources and Flying U Properties after completing an initial reconnaissance-level exploration drilling campaign. The purchase agreement included a royalty of $1 per ton of finished sand sold to be paid to the former owners. U.S. Silica is the first landowner to mine proppant sand at this location. Other than sparse agricultural activity and various oil and gas infrastructure, previous landowners had not developed the site.
The Crane site is supported by various utilities and transportation networks needed to allow processing and transportation of finished proppant sands. Electricity is delivered through an above-ground network that terminates at a substation at the processing facility, and from there electricity is distributed via several underground and above-ground powerlines. Initial makeup water for industrial use is obtained through a regional water gathering and transport system for mining and oil and gas operators in west Texas. Potable water is delivered via water jugs and bottles. Natural gas is supplied via several underground pipelines. Tailings from processing are disposed of in old mining pit impoundments. Transportation needs are met through a well-developed road network on both paved and graded dirt roads. No local railheads are present.
We conducted two exploration campaigns on the Crane site. The 26 drill holes completed in and around the property were utilized to define the lateral extent, thickness, particle size distribution, and mineralogy of the target sand deposit at the Crane site. In August 2023, we conducted an ore definition drilling program consisting of 82 holes (~3,000 ft. of drill core) to provide detailed geologic data for the five-year mine plan. The site is currently in production phase. Contractors are employed to conduct surface mining on the Crane site. The target sand deposit is excavated using conventional truck and excavator methods. The sand does not require drilling or blasting. Excavators and front-end loaders are used to load articulated haul trucks with disaggregated sand. The haul trucks deliver raw sand material to stockpiles located near the processing facilities.
Mined material from the stockpile arrives at the Wet Processing Plant by truck, where it is screened and washed to remove vegetation, oversize (> 40-mesh) and fine waste (<200-mesh) material. The remaining material is mixed with water to create a slurry that is passed through a series of desliming cyclones and attrition scrubbers to remove clay and undersized (very fine) particles. The deslimed material is then processed through a series of hydrosizers, hydro-cyclones, and vacuum filters to remove excess water. The remaining work-in-progress ("WIP") material is stockpiled outside on a drain pad to further reduce moisture before it is recovered and enters the Dry Processing Plant. Within the Dry Processing Plant, the WIP sand is dried, sized and sorted. The 40/70-mesh and 100-mesh dry finished products are stored in silos prior to loading in bulk truck for shipment to customers in the Permian Basin.
The Crane, TX process facility was built in early 2018 with all new and state-of-the-art equipment. This six-year old equipment and facility infrastructure have been responsibly operated and maintained with a rigorous preventive maintenance program, which keeps the plant ready to respond to customer demand. The total net book value of the Crane site's real property and fixed assets as of December 31, 2023 was $162.8 million.
Several natural and man-made features have been identified in and around the Crane site which may limit the mineable areas of the property. These features include setbacks from neighboring properties, setbacks from oil production infrastructure and setbacks from existing utility corridors. We have included suitable setbacks in our mining plans to avoid disturbing these areas.
Mining and processing activities on the Crane site are regulated by several federal and state laws. As mandated by these laws and regulations, numerous permits are required for mining, processing, and other incidental activities. All necessary permits are in place or applied for to support immediate operations.
A summary of Crane’s mineral resources and reserves as of December 31, 2023 and 2022 is shown below (in thousands of tons). For more information on material assumptions and information pertaining to the disclosure of our mineral resources and mineral reserves, please refer to Sections 11.0 and 12.0 of the 2022 Crane TRS.

Crane, TX - Summary of Resources
	December 31, 2023	December 31, 2022
Classification	Amount (1)(2)(3)	Amount (1)(2)(3)	Amount Change 2023 vs. 2022	Percent Change 2023 vs. 2022
Measured	—	—	—	—
Indicated	2,246	2,246	—	—%
Total Measured + Indicated Resources	2,246	2,246	—	—%
Inferred	16,396	16,396	—	—%
(1) Item 1304(b)(2)(d)(2) of regulation S-K requires disclosure of resources to be exclusive of reserves. Unless otherwise noted, line items with no resources represent a 100% conversion of currently known geologic resources to mineable reserves.

(2) Only one commodity (silica sand) is mined, processed and sold at the Crane site. Production of silica sand is driven by market demand. Silica sand production can be modified in response to that demand. As such, the application of minimum mining thicknesses, maximum stripping ratios, or cut-off grades is not generally considered in the estimation of silica sand resources for the Crane site.

(3) Mineral resources for Crane, TX are based on an ASP of $30.78/product ton.

Crane, TX - Summary of Reserves
	December 31, 2023	December 31, 2022
Classification(1)	Amount(2)(3)(4)	Amount(2)(3)(4)	Amount Change 2023 vs. 2022	Percent Change 2023 vs. 2022
Proven Reserves
Mineable	106,686	110,156	(3,470)	(3)%
Saleable	88,016	90,879	(2,863)	(3)%
Probable Reserves
Mineable	37,522	37,632	(110)	—%
Saleable	30,955	31,046	(91)	—%
Total Reserves
Mineable Total	144,208	147,788	(3,580)	(2)%
Saleable Total	118,971	121,925	(2,954)	(2)%
(1) Ore reserves are stated as "mineable" reserves (after mining losses) and saleable reserves (after processing plant losses) as finished product available for sale to customers. Crane's mine recovery rate is 95% and process recovery rate is 82.5%, resulting in an overall product yield of 78.4%.

(2) Only one commodity (silica sand) is mined, processed and sold at the Crane site. Production of silica sand is driven by market demand. Silica sand production can be modified in response to that demand. As such, the application of minimum mining thicknesses, maximum stripping ratios, or cut-off grades is not generally considered in the estimation of silica sand reserves for the Crane site.

(3) Crane, TX economic evaluation based on $23.92/product ton.
(4) Based on the lateral geologic continuity of Crane's sand dune deposits, Proven ore is defined within 1/4-mile radius of a drill hole. Probable ore extends out to 1/2-mile radius from a drill hole.
There was no change in resources from 2022 to 2023. The decrease in reserves from 2022 to 2023 is primarily attributable to (1) ordinary mining production (depletion), and (2) other minor adjustments to account for variations between planned and actual mining boundaries.
Key assumptions and parameters relating to the mineral reserves at the Crane site are discussed in Sections 11.0 and 12.0, respectively, of the 2022 Crane TRS. Only material that can be economically, safely, and legally extracted is contained in these ore reserve estimates. Other key assumptions include the lateral geologic continuity of the mineable dune sand ore strata, ore block model construction criteria, mine design elements (stable pit slope geometries, mining bench height, pit floor limitations, pit dewatering, etc.), and setbacks (from property boundaries, power, natural gas, and water utility lines, oil well infrastructure and ore quality).
Lamesa, Texas
The Lamesa site is a surface proppant sand mining and processing operation located 11 miles northwest of the town of Lamesa in Dawson County, Texas. The cities of Dallas and Lubbock, Texas are located approximately 312 miles east and 56 miles northeast, respectively, of the Lamesa Operation. Geographically, the Lamesa site's processing plant is located at approximately 32° 48' 22.522" N latitude and 102° 7' 33.823" W longitude.

TERRY CO.
FIGURE AREA
TEXAS
137
Welch
83
829
N
Pumpkin Center
9
JTB
1064
137
11
CEDAR LAKE
LAMESA OPERATION
829
DAWSON CO.
GAINES CO.
Lamesa
180
349
SCALE (Miles)
0 1 2 3
Legend
83 Roads

FIGURE 1.1

GENERAL LOCATION MAP

Showing

LAMESA OPERATION

Dawson County, Texas

Prepared For

U. S. SILICA COMPANY

JTB John T. Boyd Company	February 2023 Scale 1" = 3 Miles

The Lamesa site comprises approximately 3,523 acres of surface and minerals rights fully owned by U.S. Silica. We are the first owner to explore for and mine proppant sand from the property. In developing the Lamesa Operation, we have completed three separate geologic exploration campaigns.
The site is accessible by private, state and county roads. The Lamesa site is connected to the local electrical and natural gas distribution systems. Lamesa has four on-site water wells and contracts in place with third parties which cover the life of the mine and provide for adequate access to processing water. The site has offices holding administrative, engineering, and operations staff. Additionally, there are several buildings that house the plant maintenance and support facilities.
Contractors are employed to conduct surface mining on the central and western portions of the Lamesa property. The unconsolidated dune sands sit at the surface, making it very amenable to open pit, mechanized mining methods utilizing heavy mobile mining equipment. At the mine, the unconsolidated sand is extracted directly from the open pit wall / mining face by front-end loader or by excavator and loaded into 40-ton or 60-ton articulated haul trucks. A fleet of haul trucks then delivers the mined sand ore to the processing plant.
At the processing plant, raw sand is sent through a static grizzly deck and vibratory dry scalping screen to remove any coarse debris. The sand and other material that passes the dry scalping screen is conveyed to the wet processing plant, where it is washed, creating a sand slurry. The underflow sand slurry then passes through a series of de-sliming cyclones and attrition scrubber cells that remove any free interstitial clays and grain-coating clays. The de-slimed sand slurry is then de-watered by another series of cyclones and de-water screens as it is conveyed to the drain pad stockpile. Once on the drain pad, gravity helps to naturally drain. This damp sand is then conveyed into one of the dry processing plant’s three rotary dryers. Within the dry processing plant, the sand is dried, sized and sorted. The 40/70-mesh and 100-mesh dry finished products are stored in silos prior to loading into bulk trucks for shipment to customers in the Permian Basin.
We are the first landowner to mine silica at the Lamesa site. Since purchasing the Lamesa property in 2017, we have invested funds to increase the efficiency and expand the capacity of the Lamesa site. All buildings were constructed in 2018. We contract for the loading and hauling portion of the operations at Lamesa. No U.S. Silica equipment is currently dedicated to the mine operations. Similarly, we primarily use leased mobile equipment in the processing plant. We believe that the Lamesa site and its operating equipment are maintained in good working condition. The total net book value of the Lamesa site's real property and fixed assets as of December 31, 2023 was $125.2 million.
Several natural and man-made features have been identified in and around the Lamesa site which may limit the mineable areas of the property. These features include setbacks from neighboring properties, setbacks from oil production infrastructure and setbacks from existing utility corridors. We have included suitable setbacks in our mining plans to avoid disturbing these areas.
Mining and processing activities on the Lamesa site are regulated by several federal and state laws. The Lamesa site is primarily environmentally regulated by the Texas Commission on Environmental Quality (the "TCEQ"). However, the State of Texas does not require a mining permit to extract material. The Lamesa site has secured and is operating in compliance with all required licenses, registrations, and permits.
A summary of Lamesa's mineral resources and reserves as of December 31, 2023 and 2022 is shown below (in thousands of tons). For more information on material assumptions and information pertaining to the disclosure of our mineral resources and mineral reserves, please refer to Sections 11.0 and 12.0 of the 2022 Lamesa TRS.

Lamesa, TX - Summary of Resources
	December 31, 2023	December 31, 2022
Classification	Amount (1)(2)(3)	Amount (1)(2)(3)	Amount Change 2023 vs. 2022	Percent Change 2023 vs. 2022
Measured	622	622	—	—%
Indicated	4,748	4,748	—	—%
Total Measured + Indicated Resources	5,370	5,370	—	—%
Inferred	4,397	5,002	(605)	—%
(1) Item 1304(b)(2)(d)(2) of regulation S-K requires disclosure of resources to be exclusive of reserves. Unless otherwise noted, line items with no resources represent a 100% conversion of currently known geologic resources to mineable reserves.

(2) Only one commodity (proppant sand) is mined, processed and sold at the Lamesa site. Production of proppant sand is driven by market demand and can be modified in response to that demand. As such, the application of minimum thicknesses, maximum stripping ratios, or cut-off grades is not generally considered in the estimation of silica sand resources for the Lamesa site.

(3) Mineral resources for Lamesa, TX are based on an ASP of $31.39/ product ton.

Lamesa, TX - Summary of Reserves
	December 31, 2023	December 31, 2022
Classification(1)	Amount(2)(3)(4)	Amount(2)(3)(4)	Amount Change 2023 vs. 2022	Percent Change 2023 vs. 2022
Proven Reserves
Mineable	90,241	93,311	(3,070)	(3)%
Saleable	67,681	69,983	(2,302)	(3)%
Probable Reserves
Mineable	12,800	12,800	—	—%
Saleable	9,600	9,600	—	—%
Total Reserves
Mineable Total	103,041	106,111	(3,070)	(3)%
Saleable Total	77,281	79,583	(2,302)	(3)%
(1) Ore reserves are stated as "mineable" reserves (after mining losses) and saleable reserves (after processing plant losses) as finished product available for sale to customers. Lamesa's mine recovery rate is 95% and process recovery rate is 75%, resulting in an overall product yield of 71.3%

(2) Only one commodity (proppant sand) is mined, processed and sold at the Lamesa site. Production of proppant sand is driven by market demand and can be modified in response to that demand. As such, the application of minimum thicknesses, maximum stripping ratios, or cut-off grades is not generally considered in the estimation of silica sand reserves for the Lamesa site.

(3) Lamesa, TX economic evaluation based on $23.90/ product ton.
(4) Based on the lateral geologic continuity of Lamesa's sand dune deposits, Proven Ore is defined within 1/4-mile radius of a drill hole. Probable ore extends out to 1/2-mile radius from a drill hole. No P+P ore is considered outside the "dune line" where dunes are absent.

The decrease in resources from 2022 to 2023 is primarily attributable to (1) ordinary mining production (depletion), and (2) minor revisions to the deposit's geologic model. The decrease in reserves from 2022 to 2023 is attributed to (1) ordinary mining production (depletion), and (2) significant mining of sand not previously included in reserve estimates (i.e., mining beyond delineated reserve boundaries).
Key assumptions and parameters relating to the mineral reserves at the Lamesa site are discussed in Sections 11.0 and 12.0, respectively, of the 2022 Lamesa TRS. Only material that can be economically, safely, and legally extracted is contained in these ore reserve estimates. Other key assumptions include the lateral geologic continuity of the mineable dune sand ore strata; ore block model construction criteria; mine design elements (stable pit slope geometries, mining bench height, pit floor limitations, pit dewatering, etc.); and setbacks (from property boundaries, power, natural gas, and water utility lines, oil well infrastructure; and ore quality).
Ottawa, Illinois
U.S. Silica’s Ottawa Operation is a surface silica sand mining and processing operation located immediately west of the City of Ottawa in LaSalle County, Illinois. The cities of Chicago and Peoria, Illinois, are located approximately 95 miles east-northeast and 75 miles southwest, respectively, of the Ottawa Operation. Geographically, the Ottawa Operation’s processing plant is located at approximately 41° 20' 45.19" N latitude and 88° 52' 33.11" W longitude.

BNSF (UP)
Earlville
Mendota
LA SALLE CO.
PUTNAM CO.
N
IR
IAIS
BNSF
PECUMSAUGAN CK
ILLINOIS RIVER
LITTLE VERMILION RIVER
Ottawa
La Salle
Utica
Peru
Oglesby
Ottawa Operation
251
39
34
52
178
23
71
80
6
ILLINOIS
FIGURE AREA
RAILROAD INDEX
Abbreviation Name
BNSF BNSF Railway Company
IAIS Iowa Interstate RR System
IR Illinois Railway, LLC
UP Union Pacific Railroad
SCALE (Miles)
0 1 2 3 4
Legend
Major Railroads
Major Roads
Major Waterways

FIGURE 1.1

GENERAL LOCATION MAP

Showing

OTTAWA OPERATION

LaSalle County, Illinois

Prepared For

U. S. SILICA COMPANY

John T. Boyd Company

February 2023

Scale 1" = 4 Miles

The Ottawa site includes approximately 2,072 acres of surface and mineral rights that we own outright. The North Ottawa site and former mine site covers 857 acres, the South Ottawa mine includes 1,215 acres. The St. Peter Sandstone has been extensively explored and mined on the Ottawa Operation. The North Ottawa site was mined out by 2010, and exploration on the South Ottawa site began in the year 2000. U.S. Silica provided data for 225 drill holes, wells, field measurements, and test holes in and around the South Ottawa site. These data were utilized to define the lateral extent, thickness, particle size distribution, and mineralogy of the remaining St. Peter Sandstone reserves at the Ottawa Operation.
The site is accessible by city, county and state roads as well as by two railroads. Our Ottawa site has an extensive rail-car loading, storage, and handling facility. Additionally, we have access to a privately-owned barge terminal that leases property from us. The Ottawa site is connected to the local electrical and natural gas distribution systems. Potable water is provided to the plant location by the City of Ottawa's public water system. Additionally, we have a private well at the mine site. The site has offices holding administrative, engineering, and operations staff. In addition, there are several buildings that house the processing facilities plant maintenance and support facilities.
We acquired the Ottawa site in 1987 by merger with the Ottawa Silica Company, which historically used the property to produce whole grain and ground silica for customers in industrial and specialty products end markets. Since acquiring the facility, we renovated and upgraded its production capabilities to enable it to produce multiple products through various processing methods, including washing, hydraulic sizing, grinding, screening and blending. These production techniques allow the Ottawa site to meet a wide variety of focused specifications on product composition from customers. As such, the Ottawa site services multiple end markets, such as glass, building products, foundry, fillers and extenders, chemicals and oil and gas proppants. In November 2009, we expanded the silica sand capacity by 500,000 tons. During the fourth quarter of 2011, we completed a follow-on expansion project that added an additional 900,000 tons of silica sand capacity. None of Ottawa's mining equipment is more than 15 years old. We believe that the Ottawa facility and its operating equipment are maintained in good working condition. The total net book value of the Ottawa facility's real property and fixed assets as of December 31, 2023 was $81.6 million.
Current mining at the Ottawa Operation takes place on the South Ottawa pit, where the St. Peter Sandstone is excavated using conventional surface mining methods. The first step in the mining process is the removal of the alluvial cover material, or “overburden,” from the sandstone layer. This is completed by a third-party contractor who uses a tracked excavator and articulated haul trucks. Next, blast holes are drilled into the sandstone and charged with a blasting agent. A front-end loader loads the sand into articulated haul trucks that carry the sand to a stockpile located on the pit floor. A bulldozer pushes sand from the stockpile to a high-pressure water cannon, or “monitor,” that uses recycled water from the plant. The water stream breaks up larger chunks of sand and creates a sand-water slurry that flows to a pump. The pump transfers the slurry to the processing plant.
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
Several natural and man-made features have been identified in and around the Ottawa site which may limit the mineable areas of the property. These features include setbacks from neighboring properties, right of ways, marshes, brooks, wetlands and archaeologically significant sites.
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

A summary of Ottawa's mineral resources and reserves as of December 31, 2023 and 2022 is shown below (in thousands of tons). For more information on our resources and reserves, please refer to Sections 11.0 and 12.0 of the 2022 Ottawa TRS.

Ottawa, IL - Summary of Resources
	December 31, 2023	December 31, 2022
Classification	Amount (1)(2)(3)	Amount (1)(2)(3)	Amount Change 2023 vs. 2022	Percent Change 2023 vs. 2022
Measured	—	—	—	—%
Indicated	—	—	—	—%
Total Measured + Indicated Resources	—	—	—	—%
Inferred	88	88	—	—%
(1) Item 1304(b)(2)(d)(2) of regulation S-K requires disclosure of resources to be exclusive of reserves. Unless otherwise noted, line items with no resources represent a 100% conversion of currently known geologic resources to mineable reserves.

(2) Only one commodity (silica sand) is mined, processed and sold at the Ottawa site. Production of silica sand is driven by market demand. Silica sand production can be modified in response to that demand. As such, the application of minimum mining thicknesses, maximum stripping ratios, or cut-off grades is not generally considered in the estimation of silica sand resources for the Ottawa site.

(3) Mineral resources for Ottawa, IL are based on an ASP of $42.37/product ton.

Ottawa, IL - Summary of Mineral Reserves
	December 31, 2023	December 31, 2022
Classification(1)	Amount(2)(3)(4)	Amount(2)(3)(4)	Amount Change 2023 vs. 2022	Percent Change 2023 vs. 2022
Proven Reserves
Mineable	86,421	89,742	(3,321)	(4)%
Saleable	74,754	77,627	(2,873)	(4)%
Probable Reserves
Mineable	1,486	1,486	—	—%
Saleable	1,286	1,286	—	—%
Total Reserves
Mineable Total	87,907	91,228	(3,321)	(4)%
Saleable Total	76,040	78,913	(2,873)	(4)%
(1) Ore reserves are stated as "mineable" reserves (after mining losses) and saleable reserves (after processing plant losses) as finished product available for sale to customers. Ottawa's mine recovery rate is 95% and process recovery rate is 86.5%, resulting in an overall product yield of 82.2%.

(2) Only one commodity (silica sand) is mined, processed and sold at the Ottawa site. Production of silica sand is driven by market demand. Silica sand production can be modified in response to that demand. As such, the application of minimum mining thicknesses, maximum stripping ratios, or cut-off grades is not generally considered in the estimation of silica sand reserves for the Ottawa site.

(3) Ottawa, IL economic evaluation based on $42.37/product ton.
(4) The St. Peter Sandstone occurs as a massive, thick sandstone stratum that is well defined geologically and well understood from historical mining. As such, "reasonable" drill hole spacing in conjunction with mine exposures are used to define Proven Ore. Probable Ore has a more widely spaced drill pattern in the same geologically continuous strata but absent of any mine development exposure.

There was no change in resources from 2022 to 2023. The decrease in reserves from 2022 to 2023 is attributed to depletion due to mining.
Key assumptions and parameters relating to the mineral reserves at the Ottawa site are discussed in Sections 11.0 and 12.0, respectively, of the 2022 Ottawa TRS. Only material that can be economically, safely, and legally extracted is contained in these ore reserve estimates. Other key assumptions include the lateral geologic continuity of the ubiquitous St. Peter

Sandstone ore strata; ore block model construction criteria; mine design elements (stable pit slope geometries, mining bench height, ground control, pit dewatering, etc.); setbacks (from property boundaries, power, natural gas, and other utility lines); and ore quality).
Lovelock, Nevada - Colado Mine
Located in Pershing County, Nevada, U.S. Silica’s Colado site comprises a surface DE mining operation (the “Colado Mine”) and a DE processing plant (the “Lovelock Processing Plant”) and is approximately 80 miles northeast of the City of Reno. The Lovelock Processing Plant is located seven miles northeast of the City of Lovelock and the Colado Mine is located approximately 19 miles northwest of the plant. Geographically, the southeastern-most access to the Colado Mine is located at approximately 40° 16' 29.66" N latitude and 118° 43' 41.51" W longitude. The Lovelock Processing Plant is located at approximately 40° 14' 45.51" N latitude and 118° 23' 25.35" W longitude.

Figure Area
NEVADA
Colado Mine
Colado Processing Plant
Colado
399
Lovelock
80
N
UNION PACIFIC RR
PERSHING COUNTY
CHURCHILL COUNTY
SCALE (Miles)
0 1 2 3 4
Legend
UP Union Pacific Railroad
399 Roads

FIGURE 1.1

GENERAL LOCATION MAP

Showing

COLADO OPERATIONS

Pershing County, Nevada

Prepared For

U. S. SILICA COMPANY

John T. Boyd Company

February 2023

Scale 1" = 3.5 Miles

We hold surface and/or mineral rights to approximately 9,526 acres across the two sites that comprise the Colado Operation. The Colado Mine property comprises approximately 8,993 acres of private and federal lands leased from the Franco-Nevada U.S. Corporation (Franco-Nevada) and the BLM, respectively. The Lovelock Processing Plant property encompasses approximately 493 acres owned in fee by U.S. Silica and 40 acres leased from the BLM.
The land lease with Franco-Nevada is for 3,842 acres of surface and mineral control at the Colado Mine and is renewed annually. The BLM leases provide U.S. Silica with surface control on federal lands at both the Colado Mine and Lovelock Processing Plant properties. Mineral rights on the BLM-administered lands at the Colado Mine are provided to U.S. Silica by way of 148 active mining claims, of which 132 are active placer claims. Mineral claims are renewed on an annual basis. The Franco-Nevada U.S. Corporation leases are based on a royalty-type structure that considers the tons of product sold during the lease period and how material used for the product tons sold was mined from each lease area. The leases also include a minimum annual amount to ensure a minimum annual payment to the landowners. The royalty unit values are adjusted based on the Consumer Price Index, a statistical index that is calculated and published annually by the U.S. Bureau of Labor Statistics. As for the federal land lease, the Bureau of Land Management publishes a mining claim fees schedule on an annual basis.
The Colado site is remote with few improved roads and installed mine-related infrastructure. The site is accessible by private and state roads. Energy is provided primarily by diesel powered equipment. Water requirements are primarily for dust suppression which is supplied by a municipal water source that is trucked by tanker to the Colado mine. The only onsite buildings are a maintenance shelter used to service the mine equipment and a small portable office. The existing infrastructure is adequate for current production levels and for the ramp-up of operations to full capacity.
The Colado site was initially commissioned in 1959. We acquired the Colado site in connection with the completion of the acquisition of EPM in May 2018. Significant exploration had been undertaken by EPM (and affiliates) prior to our acquisition of the property in 2018. Throughout various exploration campaigns, the subject DE deposits have been identified and delineated through geologic mapping, outcrop sampling, trenching, geophysical surveys, and extensive exploration drilling. Despite Colado's long history, none of the site's mining equipment is more than 50 years old. We believe that the Colado site’s facility and its operating equipment are maintained in good working condition. The total net book value of Colado's real property and fixed assets as of December 31, 2023 was $69.4 million. The total net book value for the mine previously excluded the reserves because during purchase accounting we did not allocate the reserves by mine and they were included at the corporate level. In the current year, we allocated the reserves to each location.
The DE mining horizons at the Colado Mine are relatively shallow, quite thick, and are moderately dipping. These characteristics favor conventional surface mining techniques. The Colado site is currently in the production phase. Mining occurs on benches, in a stair-like fashion, to remove the overburden waste material and expose the DE beds. The Colado Mine maintains a stockpile of approximately 600,000 cubic yards at the mine site to meet the demands of the processing plant. The raw ore is delivered by truck to the Lovelock Processing Plant.
At the plant, ore is fed into a crusher, where the ore is appropriately sized. The ore is fed into feed silos and then introduced into a flash dryer. There the ore is heated and pneumatically transferred through the wet end of the process. Grit or heavy particles are classified and separated from the process as waste (about 10% of material), while all other material continues through the process. The classified ore is fed to a variable-speed natural gas rotary kiln, where it is processed up to temperatures of 2,000 degrees Fahrenheit. Depending on the final product to be made, soda ash can be added to the kiln, in a process called flux-calcining. The final product from the kiln is then fed to a series of classifiers to further sort the product into different size ranges. Material that is oversized is fed to a hammer mill to be ground, and then to be re-processed; material that is undersized is sent to the fine filler circuit, and everything else is sent to corresponding bins for the last step, packaging and shipping.
No significant encumbrances exist at the mine site. State and federal permits are required to mine the DE and operate the processing plant. Surface disturbance is permitted as needed in accordance with state regulations. Major modifications to the permit are made as needed. We submitted a major modification application during 2021 to address unpermitted disturbance, reclamation of erosion areas, and proposed expansions for continued DE mining operations. We expect final approval of this application during 2024, however, its pending status does not negatively impact current mine operations.

A summary of Colado's DE mineral resources and reserves as of December 31, 2023 and 2022 is shown below (in thousands of tons). For more information on our resources and reserves, please refer to Sections 11.0 and 12.0 of the 2022 Colado TRS.

Lovelock/Colado, NV - Summary of Resources
	December 31, 2023	December 31, 2022
Classification	Amount (1)(2)(3)	Amount (1)(2)(3)	Amount Change 2023 vs. 2022	Percent Change 2023 vs. 2022
Measured	—	—	—	—%
Indicated	—	—	—	—%
Total Measured + Indicated Resources	—	—	—	—%
Inferred	689	689	—	—%
(1) Item 1304(b)(2)(d)(2) of regulation S-K requires disclosure of resources to be exclusive of reserves. Unless otherwise noted, line items with no resources represent a 100% conversion of currently known geologic resources to mineable reserves.

(2) Only one commodity (DE) is mined, processed and sold. The end use can result in multiple products based on customer need. Because targeted blending can be used to meet finished product specification, application of cut-off grades is not generally considered in the estimation of DE resources for the Colado site.

(3) Mineral resources for Lovelock/Colado, NV are based on an ASP of $697.27/product ton.

Lovelock, NV - Summary of Mineral Reserves
	December 31, 2023	December 31, 2022
Classification(1)	Amount(2)(3)(4)	Amount(2)(3)(4)	Amount Change 2023 vs. 2022	Percent Change 2023 vs. 2022
Proven Reserves
Mineable	1,535	1,671	(136)	(8)%
Saleable	1,253	1,364	(111)	(8)%
Probable Reserves
Mineable	2,797	2,808	(11)	—%
Saleable	2,282	2,291	(9)	—%
Total Reserves
Mineable	4,332	4,479	(147)	(3)%
Saleable	3,535	3,655	(120)	(3)%
(1) Ore reserves are stated as "mineable" reserves (after mining losses) and saleable reserves (after processing plant losses) as finished product available for sale to customers. Lovelock/Colado's mine recovery rate is 76.4% and process recovery rate is 81.6%, resulting in an overall site recovery of 62.3%.

(2) Only one commodity DE is mined, processed and sold at the Lovelock/Colado site. The end use can result in multiple products based on customer need. Because targeted blending can be used to meet finished product specification, application of cut-off grades is not generally considered in the estimation of DE reserves for the Lovelock/Colado site.

(3) Lovelock/Colado, NV economic evaluation based on $697.27/product ton.
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

There was no change in resources from 2022 to 2023. The decrease in reserves from 2022 to 2023 is predominantly the result of ordinary mining production (depletion). Other minor year-over-year changes were due to (1) corrections to mis-categorized inventory reductions and (2) reclassification of resources/reserves.
Key assumptions and parameters relating to the mineral reserves at Colado are discussed in Sections 11.0 and 12.0, respectively, of the 2022 Colado TRS. Among them are assumptions with respect to geologic continuity of the ore; specific chemical and physical characteristics of the DE deposits; mine design criteria defining safe, efficient and "mineable" geometries (stable pit designs, mining bench height, ground control, economic overburden stripping ratios, haul road design, pit floor design, waste mining and backfill requirements; and ore stockpile management).
Internal Controls Disclosure
The modeling and analysis of our reserves has been developed by our personnel, reviewed by several levels of internal management and, in the case of the four material properties, audited by JT Boyd. This section summarizes the internal control considerations for our development of estimations, including assumptions, used in resource and reserve analysis and modeling.
When determining resources and reserves, as well as the differences between resources and reserves, management developed specific criteria, each of which must be met to qualify as a resource or reserve, respectively. These criteria, such as demonstration of economic viability, repeatable geologic continuity, and meeting generally accepted quality specifications, are specific and attainable, as applicable. Calculations using site specific criteria for the four material properties were reviewed by JT Boyd. JT Boyd was provided with our exploration data, geologic models, and volumetric estimates and took a three-step approach to validate our resource and reserve estimates at the four material properties: (1) verified the accuracy of geologic model inputs by comparison with drilling logs and laboratory reports, (2) compared the geologic model with compiled drilling data and (3) prepared a stratigraphic grid model of the geologic unit and independently estimated pit shell volumes. All calculations were conducted independently by JT Boyd, then compared to our internal estimates and found to be within acceptable variance.
For all properties, geographical modeling and mine planning efforts serve as a base assumption for resource and reserve estimates at each location. These outputs have been prepared by both our personnel and third-party consultants, and the methodology is compared to industry best practices. Mine planning decisions, such as mining bench height, execution of mining processes and ground control, are determined and agreed upon by our management. Management adjusts forward-looking models by reference to historic mining results, including reviewing performance versus predicted levels of production from the mineral deposit, and if necessary, re-evaluating mining methodologies if production outcomes were not realized as predicted. Ongoing mining and investigation of the mineral deposit, coupled with product quality validation pursuant to industry best practices and customer expectations, provides further empirical evidence as to the homogeneity, continuity and characteristics of the mineral resource. Ongoing quality validation of production also provides a means to monitor for any potential changes in ore-body quality.

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
    As a result of the above developments, the filing rate of new claims against us over the past few years has decreased to below pre-2001 levels, and we were named as a defendant in zero, zero, and two new silicosis cases filed in 2023, 2022 and 2021, respectively. As of December 31, 2023, there were 39 active silica-related product liability claims pending in which U.S. Silica is a defendant. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for our predecessors that cover certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to certain insurance). As a result of a settlement with a former owner and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf.
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
All of our production facilities identified in Part 1, Item 2. Properties of this Annual Report on Form 10-K, with the exception of our Blair, Nebraska, facility, are classified as mines and are subject to regulation by MSHA under the Mine Act. MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Annual Report filed on Form 10-K.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Shares of our common stock, traded under the symbol “SLCA”, have been listed and publicly traded on the New York Stock Exchange since February 1, 2012.
Holders of Record
On February 16, 2024, there were 78,087,577 shares of our common stock outstanding, which were held by approximately 22 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of beneficial owners, we are unable to estimate the total number of stockholders represented by these record holders. For additional information related to ownership of our stock by certain beneficial owners and management, refer to Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Annual Report on Form 10-K.
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
The following table presents the total number of shares of our common stock that we purchased during the fourth quarter of 2023, the average price paid per share, the number of shares that we repurchased as part of our share repurchase program, and the approximate dollar value of shares that still could have been repurchased at the end of the applicable fiscal period pursuant to our share repurchase program:

Period	Total Number of Shares Withheld or Forfeited (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2023 - October 31, 2023	18,637	$13.25	—	$126,540,060
November 1, 2023 - November 30, 2023	7,384	$11.20	—	$126,540,060
December 1, 2023 - December 31, 2023	804	$11.31	—	$126,540,060
Total	26,825	$12.63	—

(1)
In May 2018, our Board of Directors authorized and announced the repurchase of up to $200 million of our common stock from time to time on the open market or in privately negotiated transactions. Stock repurchases, if any, will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. As of December 31, 2023, we have repurchased a total of 5,036,139 shares of our common stock at an average price of $14.59.

(2)
Represents shares withheld by U.S. Silica to pay taxes due upon the vesting of employee restricted stock and restricted stock units for the months ended October 31, November 30 and December 31, 2023, respectively.

    We did not repurchase any shares of common stock under our share repurchase program during the three months ended December 31, 2023.

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
The graph below compares the cumulative total shareholder return on our common stock to the cumulative total return on the Russell 3000 index and the Standard and Poor’s SmallCap 600 Energy Sector index, in each case assuming $100 was invested on December 31, 2018 and the reinvestment of all dividends. We elected to include the Standard and Poor’s SmallCap 600 Energy Sector index because a number of companies in this index are included in the custom peer group used to determine relative total shareholder return performance share units that we have granted to employees.

Unregistered Sales of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA
[Reserved]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of our financial condition and results of operations should be read together with the description of the business appearing in Item 1. Business and the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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
    During our 124-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 800 diversified product types to customers across our end markets. As of December 31, 2023, we had 26 operating mines and processing facilities and two additional exploration stage properties across the United States. We control 479 million tons of reserves of commercial silica, which can be processed to make 177 million tons of finished products that meet API frac sand specifications, and 81 million tons of reserves of diatomaceous earth, perlite, and clays.
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
Recent Trends and Outlook
Oil and gas proppants end market trends
Our operations in our Oil & Gas Proppants segment are materially dependent on the levels of activity in natural gas and oil exploration, development and production, which are affected by trends in natural gas and oil prices. In recent years, natural gas and oil prices and, therefore, the level of exploration, development, and production activity, have experienced significant volatility.
During 2020, the COVID-19 pandemic and related economic repercussions, coupled with an inadequate supply response and exacerbated by the lack of global storage capacity, resulted in a precipitous decline in crude oil prices. Demand for our proppant and logistics services declined as our customers reduced their capital spending budgets and drilling and completion operations in response to lower oil prices. Crude oil prices began to rebound from 2020 levels, with the West Texas Intermediate price of crude oil increasing as much as 52% during 2022 and as much as 17% during 2023, though prices have declined 11% as of year end. The broader energy industry is currently experiencing a positive multi-year energy cycle after years of underinvestment, supported by improved commodity prices in addition to drilling and completion efficiencies.
Recent international conflicts, including Russia and Ukraine and Israel and Hamas, have increased the disruption, instability and volatility in global markets and industries. As our operations are significantly U.S. based, we have not been, to date, materially impacted by these conflicts. We continue to monitor the uncertainty surrounding the extent and duration of these ongoing conflicts and the impact that they may have on the global economy and on our business.
Heightened levels of inflation present risk for us in terms of increased labor costs, transportation costs and energy costs that may not be able to be passed on to customers through increased pricing. In addition, rising interest rates will increase our borrowing costs on new and existing debt.
During the three months ended December 31, 2023, frac sand demand, average selling price and tons sold decreased compared to the three months ended September 30, 2023, as summarized below. Sales decreased by 12% or $30.9 million in our Oil & Gas Proppants segment during the three months ended September 30, 2023 compared to the three months ended June 30, 2023 primarily due to a 9% decrease in tons sold and a 3% decrease in average selling price per ton and decreased by 13% or $37.7 million during the three months ended June 30, 2023 compared to the three months ended March 31, 2023. This was primarily due to a 13% decrease in tons sold.

Amounts in thousands, except per ton data	Three Months Ended				Percentage Change for the Three Months Ended
Oil & Gas Proppants	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2023 vs. September 30, 2023	September 30, 2023 vs. June 30, 2023	June 30, 2023 vs. March 31, 2023
Sales	$200,552	$231,426	$262,285	$300,013	(13)%	(12)%	(13)%
Tons Sold	2,907	3,122	3,419	3,921	(7)%	(9)%	(13)%
Average Selling Price per Ton	$68.99	$74.13	$76.71	$76.51	(7)%	(3)%	—%

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
•optimizing efficiencies and our product mix while further developing value-added capabilities to maximize margins;
•effectively positioning our Oil & Gas Proppants facilities to optimally serve our customers;
•optimizing our supply chain network and leveraging our logistics capabilities to meet our customers’ needs;

•evaluating both Greenfield and Brownfield expansion opportunities and other acquisitions; and
•maintaining financial strength and flexibility.
For additional information about our key business strategies, see the discussion under “Our Business Strategy and Strengths” in Item 1. Business of this Annual Report on Form 10-K.
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
    Our ten largest customers accounted for approximately 44%, 40% and 40% of total sales during the years ended December 31, 2023, 2022 and 2021, respectively. No single customer accounted for more than 10% of our total sales during the years ended December 31, 2023, 2022 and 2021. At December 31, 2023 and 2022, none of our customers' accounts receivable represented 10% or more of our total trade accounts receivable.
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
    As of December 31, 2023, we had 11 minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2024 and 2034. As of December 31, 2022, we had 12 minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2023 and 2034. Collectively, sales to customers with minimum purchase supply agreements accounted for 58% and 52% of Oil & Gas Proppants segment sales during the years ended December 31, 2023 and 2022, respectively.
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

    The following table sets forth a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA.

(amounts in thousands)	Year ended December 31,
	2023	2022	2021
Net income (loss) attributable to U.S. Silica Holdings, Inc.	$146,925	$78,176	$(33,761)
Total interest expense, net of interest income	92,694	75,437	69,173
Provision for taxes	49,080	26,159	(2,755)
Total depreciation, depletion and amortization expenses	137,259	140,166	161,131
EBITDA	425,958	319,938	193,788
Non-cash incentive compensation (1)	14,699	19,653	19,692
Post-employment expenses (excluding service costs) (2)	(1,698)	(2,654)	(1,920)
Merger and acquisition related expenses (3)	2,155	6,984	2,961
Plant capacity expansion expenses (4)	163	213	928
Contract termination expenses (5)	—	6,500	—
Goodwill and other asset impairments (6)	—	—	202
Business optimization projects (7)	1,892	1,209	105
Facility closure costs (8)	3,737	1,503	1,347
Other adjustments allowable under the Credit Agreement (9)	(7,906)	212	6,372
Adjusted EBITDA	$439,000	$353,558	$223,475

(1)	Reflects equity-based, non-cash compensation expense.
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

(3)	Merger and acquisition related expenses include legal fees, professional fees, bank fees, severance costs, and other employee related costs. While these costs are not operational in nature and are not expected to continue for any singular transaction on an ongoing basis, similar types of costs, expenses and charges have occurred in prior periods and may recur in the future as we continue to integrate prior acquisitions and pursue any future acquisitions.

(4)	Plant capacity expansion expenses include expenses that are not inventoriable or capitalizable as related to plant expansion projects greater than $2 million in capital expenditures or plant start up projects. While these expenses are not operational in nature and are not expected to continue for any singular project on an ongoing basis, similar types of expenses have occurred in prior periods and may recur in the future.

(5)	Reflects contract termination expenses related to strategically exiting a supplier service contract. While these expenses are not operational in nature and are not expected to continue for any singular event on an ongoing basis, similar types of expenses have occurred in prior periods and may recur in the future as we continue to strategically evaluate our contracts.

(6)	Reflects impairment charges to long-lived and intangible assets. While these expenses are not operational in nature and are not expected to continue for any singular event on an ongoing basis, similar types of expenses have occurred in prior periods and may recur in the future.

(7)	Reflects costs incurred related to business optimization projects mainly within our corporate center, which aim to measure and improve the efficiency, productivity and performance of our organization. While these costs are not operational in nature and are not expected to continue for any singular project on an ongoing basis, similar types of expenses may recur in the future.

(8)	Reflects costs incurred mainly related to idled sand facilities and closed corporate offices, including severance costs and remaining contracted costs such as office lease costs, and common area maintenance fees. While these costs are not operational in nature and are not expected to continue for any singular event on an ongoing basis, similar types of expenses may recur in the future.
(9)	Reflects miscellaneous adjustments permitted under the Credit Agreement such as recruiting fees and relocation costs. The year ended December 31, 2023 also included costs related to severance restructuring of $0.9 million, recruiting costs of $1.5 million, an adjustment to non-controlling interest of $0.4 million and $8.5 million related to the loss on extinguishment of debt, offset by an insurance recovery of $0.6 million and net proceeds of the sale of assets of $18.6 million. The year ended December 31, 2022 also included costs related to weather events and supplier and logistical issues of $1.1 million, severance restructuring costs of $1.8 million, an adjustment to non-controlling interest of $0.6 million, partially offset by net proceeds of the sale of assets of $1.7 million and $2.9 million related to the gain on extinguishment of debt. The year ended December 31, 2021 also included $3.4 million of transload shortfall and exit fees, $2.1 million related to expenses incurred with severe winter storms during the first quarter, $0.7 million of costs related to a power interruption at a plant location, partially offset by $0.1 million for a measurement period adjustment related to the Arrows Up bargain purchase.

Adjusted EBITDA-Trailing Twelve Months
    Our Revolver contains a covenant that we maintain a consolidated total net leverage ratio of no more than 4.00:1.00 that, unless we have the consent of our lenders, we must meet as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 35% of the Revolver commitment. This ratio is calculated based on our Adjusted EBITDA for the trailing twelve months. Noncompliance with this financial ratio covenant could result in the acceleration of our obligations to repay all amounts outstanding under the Revolver and the term loan (the "Term Loan") (collectively the "Credit Facility"). Moreover, the Revolver and the Term Loan contain covenants that restrict, subject to certain exceptions, our ability to make permitted acquisitions, incur additional indebtedness, make restricted payments (including dividends) and retain excess cash flow based, in some cases, on our ability to meet leverage ratios calculated based on our Adjusted EBITDA for the trailing twelve months.
    See the description under “Adjusted EBITDA” above for certain important information about Adjusted EBITDA-trailing twelve months, including certain limitations and management’s use of this metric in light of its status as a non-GAAP measure.
    As of December 31, 2023, we are in compliance with all covenants under our Credit Facility, and our Revolver usage was zero (other than certain undrawn letters of credit). Since the Revolver usage, less issued and undrawn letters of credit, did not exceed 35% of revolving loan commitments, the consolidated leverage ratio covenant did not apply. Based on our consolidated leverage ratio of 1.91:1.00 as of December 31, 2023, we have access to the full availability of the Revolver. The calculation of the consolidated leverage ratio incorporates the Adjusted EBITDA-trailing twelve months as follows:

(All amounts in thousands)	December 31, 2023

Total debt	$836,929
Finance leases	3,108
Total consolidated debt	$840,037

Adjusted EBITDA-trailing twelve months	$439,000
Pro forma Adjusted EBITDA including impact of acquisitions (1)	—
Other adjustments for covenant calculation (2)	252
Total Adjusted EBITDA-trailing twelve months for covenant calculation	$439,252

Consolidated leverage ratio(3)	1.91

(1)	Covenant calculation allows for the Adjusted EBITDA-trailing twelve months to include the impact of acquisitions on a pro forma basis.
(2)	Covenant calculation excludes activity at legal entities above the operating company, which is mainly interest income offset by public company operating expenses.
(3)	Calculated by dividing Total consolidated debt by Total Adjusted EBITDA-trailing twelve months for covenant calculation.

Results of Operations for the Years Ended December 31, 2023 and 2022

This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which is incorporated by reference herein.
Sales

(In thousands except per ton data)	Year ended December 31,		Percent Change
	2023	2022	2023 vs. 2022
Sales:
Oil & Gas Proppants	$994,276	$961,667	3%
Industrial & Specialty Products	557,746	563,480	(1)%
Total sales	$1,552,022	$1,525,147	2%
Tons:
Oil & Gas Proppants	13,368	13,654	(2)%
Industrial & Specialty Products	4,010	4,362	(8)%
Total Tons	17,378	18,016	(4)%
Average Selling Price per Ton:
Oil & Gas Proppants	$74.38	$70.43	6%
Industrial & Specialty Products	139.09	129.18	8%
Overall Average Selling Price per Ton	$89.31	$84.66	5%
    Total sales increased 2% for the year ended December 31, 2023 compared to the year ended December 31, 2022, driven by a 5% increase in overall average selling price, partially offset by a 4% decrease in total tons sold.
    The increase in total sales was mainly driven by Oil & Gas Proppants sales, which increased 3% for the year ended December 31, 2023 compared to the year ended December 31, 2022. Oil & Gas Proppants average selling price increased 6% while tons sold decreased 2%. This overall increase is due to increased average sales price and increased SandBox loads year over year.
    The increase in total sales was partially offset by Industrial & Specialty Products sales, which decreased 1% for the year ended December 31, 2023 compared to the year ended December 31, 2022. Industrial & Specialty Products average selling price increased 8% while tons sold decreased 8%. The overall decrease is due primarily to decreased demand in certain markets such as foundry, glass and housing, partially offset by pricing increases implemented throughout the prior and current years.
    Cost of Sales (excluding depreciation, depletion and amortization)
    Cost of sales decreased by $49.6 million, or 5%, to $1.02 billion for the year ended December 31, 2023 compared to $1.07 billion for the year ended December 31, 2022. These changes result from the main components of cost of sales as discussed below. As a percentage of sales, cost of sales represented 66% for the year ended December 31, 2023 compared to 70% for the same period in 2022.
    We incurred $480.3 million and $509.8 million of transportation and related costs for the years ended December 31, 2023 and 2022, respectively. The decrease was mainly due to decreased freight charges in the Industrial & Specialty Products segment partially offset by increased rail car and barge rates. As a percentage of sales, transportation and related costs represented 31% for the year ended December 31, 2023 compared to 33% for the same period in 2022.
    We incurred $177.4 million and $171.0 million of operating labor costs for the years ended December 31, 2023 and 2022, respectively. The $6.4 million increase in labor costs incurred was mainly due to merit increases. As a percentage of sales, operating labor costs represented 11% for both the years ended December 31, 2023 and 2022.
    We incurred $64.1 million and $83.8 million of electricity and drying fuel (principally natural gas) costs for the years ended December 31, 2023 and 2022, respectively. The $19.7 million decrease in electricity and drying fuel costs incurred was mainly due to decreased natural gas prices. As a percentage of sales, electricity and drying fuel costs represented 4% and 5% for the years ended December 31, 2023 and 2022, respectively.
    We incurred $88.2 million and $93.8 million of maintenance and repair costs for the years ended December 31, 2023 and 2022, respectively. The decrease in maintenance and repair costs incurred was mainly due to a decrease in maintenance projects as production decreased. As a percentage of sales, maintenance and repair costs represented 6% for both the years ended December 31, 2023 and 2022.
    Segment Contribution Margin
    Oil & Gas Proppants contribution margin increased by $60.2 million to $362.0 million for the year ended December 31, 2023 compared to $301.8 million for the year ended December 31, 2022, driven by a $32.6 million increase in sales and a $27.6 million decrease in cost of sales. The increase in segment contribution margin was mainly driven by increased average sales prices and reduced costs.
    Industrial & Specialty Products contribution margin increased by $17.4 million, or 10%, to $187.7 million for the year ended December 31, 2023 compared to $170.3 million for the year ended December 31, 2022, driven by $23.1 million in decreased cost of sales, partially offset by a $5.7 million decrease in revenue. The increase in segment contribution margin was due to price increases implemented throughout the year as well as a decrease in costs as discussed above.
Selling, General and Administrative Expenses
    Selling, general and administrative expenses decreased by $25.0 million, or 17%, to $118.8 million for the year ended December 31, 2023 compared to $143.8 million for the year ended December 31, 2022. The decrease was primarily due to fees related to the termination of a supplier contract, expenses related to the strategic review of our Industrial & Specialty Products segment which did not recur in 2023 and decreased compensation costs including equity compensation expense. In total, our selling, general and administrative expenses represented approximately 8% and 9% of our sales for the years ended December 31, 2023 and 2022, respectively.
    Depreciation, Depletion and Amortization
    Depreciation, depletion and amortization expense decreased by $2.9 million, or 2%, to $137.3 million for the year ended December 31, 2023 compared to $140.2 million for the year ended December 31, 2022. The decrease was primarily due to certain assets fully depreciating in 2022. Depreciation, depletion and amortization expense represented approximately 9% of our sales for both the years ended December 31, 2023 and 2022.
Goodwill and Other Asset Impairments
    During the years ended December 31, 2023 and 2022, no impairment charges were recorded.
Operating Income (Loss)
    Operating income was $275.3 million for the year ended December 31, 2023 compared to operating income of $171.0 million for the year ended December 31, 2022. The increase was driven by a 2% increase in total sales, a 5% decrease in cost of sales, a 2% decrease in depreciation, depletion and amortization expense, and a 17% decrease in selling, general and administrative expense.
    Interest Expense
    Interest expense increased by $24.1 million, or 31%, to $101.7 million for the year ended December 31, 2023 compared to $77.6 million for the year ended December 31, 2022, primarily due to higher interest rates.
    Other Income (Expense), net, including interest income
    Other income increased by $11.3 million to $21.9 million for the year ended December 31, 2023 compared to $10.6 million for the year ended December 31, 2022. The increase is primarily due to the gains on sales of assets, including a $16.8 million gain on a non-operating parcel of land, an increase in interest income, offset by the loss on extinguishment of debt of $8.5 million and an adjustment in non-service pension costs.

    Provision for Income Taxes
    We had income tax expense of $49.1 million for the year ended December 31, 2023 compared to income tax expense of $26.2 million for the year ended December 31, 2022. The effective tax rates were 25% for both the years ended December 31, 2023 and 2022, respectively. See Note R - Income Taxes to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for more information.
    Net income (loss)
    Net income attributable to U.S. Silica Holdings, Inc., was $146.9 million and $78.2 million for the years ended December 31, 2023 and 2022, respectively. The year over year changes were due to the factors noted above.

Liquidity and Capital Resources

This section of this Annual Report on Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which is incorporated by reference herein.
Overview
    Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to return cash to our stockholders, and to pay for acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through cash on hand, borrowings under our credit facilities, or equity issuances. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of December 31, 2023, our working capital was $414.9 million and we had $134.7 million of availability under the Revolver. Based on our consolidated leverage ratio of 1.91:1.00 as of December 31, 2023, we have access to the full availability of the Revolver.
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

	December 31, 2023	December 31, 2022
Total Debt	$840,037	$1,056,993
Less:
Cash and cash equivalents	245,716	280,845
Net Debt	$594,321	$776,148

Total Debt:
Total debt was $840 million and $1.06 billion as of December 31, 2023 and 2022, respectively. The decrease was primarily due to the repurchase and voluntary prepayments of $184.0 million of debt and principal payments on the Term Loan.
Cash and Cash Equivalents:
Cash and cash equivalents were $245.7 million and $280.8 million as of December 31, 2023 and 2022, respectively. The decrease was primarily due to the repurchase of $109 million of debt and $41.6 million of financing fees paid associated with the execution of the Fourth Amended and Restated Credit Agreement and prepayments which totaled $75 million of debt offset by strong cash generation from business operations and the sale of a non-operating parcel of land.
Cash Flow Analysis
    A summary of operating, investing and financing activities (in thousands) is shown in the following table:

	Year ended December 31,
	2023	2022	2021
Net cash provided by (used in):
Operating activities	$263,868	$262,716	$169,347
Investing activities	(44,721)	(50,953)	(29,856)
Financing activities	(254,276)	(170,343)	(50,986)
    Net Cash Provided by / Used in Operating Activities
    Operating activities consist primarily of net income adjusted for certain non-cash and working capital items. Adjustments to net income for non-cash items include depreciation, depletion and amortization, deferred revenue, deferred income taxes, equity-based compensation and allowance for credit losses. In addition, operating cash flows include the effect of changes in operating assets and liabilities, principally accounts receivable, inventories, prepaid expenses and other current assets, income taxes payable and receivable, accounts payable and accrued liabilities.
    Net cash provided by operating activities was $263.9 million for the year ended December 31, 2023. This was mainly due to $146.5 million of net income adjusted for non-cash items, including $137.3 million in depreciation, depletion and amortization, $35.3 million in deferred income taxes, $14.6 million in equity-based compensation, $15.7 million in deferred revenue, $18.0 million related to the gain on sales of property, plant and equipment, and $30.3 million in other miscellaneous non-cash items. Also contributing to the change was a $22.8 million decrease in accounts receivable, a $1.7 million increase in inventories, a $10.2 million decrease in prepaid expenses and other current assets, a $0.2 million increase in income taxes, a $65.9 million decrease in accounts payable and accrued liabilities, $25.5 million of payments on operating lease liabilities, and $6.5 million in other operating assets and liabilities.
    Net Cash Used in / Provided by Investing Activities
    Investing activities consist primarily of cash consideration paid for capital expenditures for growth and maintenance.
    Net cash used in investing activities was $44.7 million for the year ended December 31, 2023. This was mainly due to capital expenditures of $65.2 million and capitalized intellectual property costs of $0.3 million, partially offset by proceeds from the sale of property, plant and equipment of $20.7 million. Capital expenditures for the year ended December 31, 2023 were primarily related to facility improvement and maintenance projects, growth projects, and other environmental and health and safety projects.
    Subject to our continuing evaluation of market conditions, we anticipate that our capital expenditures in 2024 will be approximately $60 million, which is primarily associated with maintenance, cost improvement capital projects and various growth projects. We expect to fund our capital expenditures through cash on our balance sheet and cash generated from our operations.
    Net Cash Used in / Provided by Financing Activities
    Financing activities consist primarily of equity issuances, borrowings and repayments related to the Revolver and Term Loan, as well as fees and expenses paid in connection with our credit facilities.

    Net cash used in financing activities was $254.3 million for the year ended December 31, 2023. This was mainly due to $191.0 million of long-term debt payments, which included $184.0 million in debt repurchases and voluntary prepayments, $8.9 million of short term debt payments, $41.6 million in financing fees paid, $10.5 million of tax payments related to shares withheld for vested restricted stock and stock units, $0.8 million principal payments on finance lease obligations, and a $1.4 million distribution to a non-controlling interest.
Share Repurchase Program
We did not make any repurchases of our common stock under our stock repurchase program in 2023. See Purchase of Equity Securities by the Issuer in Part II, Item 5. to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for information related to our share repurchase program.
Credit Facilities
See Note J - Debt to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for information related to our credit facilities.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have a current material effect or are reasonably likely to have a future material effect on our financial condition, changes in financial condition, sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
As of December 31, 2023, the total of our future contractual cash commitments, including the repayment of our debt obligations under the Term Loan, is summarized as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(amounts in thousands)
Principal payments on long-term debt(1)	$868,063	$8,750	$17,500	$17,500	$824,313
Estimated interest payments on long-term debt(4)	398,855	78,236	126,716	121,103	72,800
Retirement plans	75,464	8,138	15,976	15,494	35,856
Finance lease obligations (5)	3,534	1,342	1,956	92	144
Operating lease obligations(5)	92,140	23,405	30,424	16,584	21,727
Minimum purchase obligations(2)	31,686	10,124	11,502	4,176	5,884
Total Contractual Cash Obligations(3)	$1,469,742	$129,995	$204,074	$174,949	$960,724

(1)Excludes the unamortized debt issuance costs and original issue discount.
(2)Includes estimated future minimum purchase obligations related to transload service agreements and transportation service agreements. As of December 31, 2023, we accrued zero in shortfall fees under these service agreements.
(3)The above table excludes discounted asset retirement obligations in the amount of $30.4 million at December 31, 2023, the majority of which have a settlement date beyond 2026, as well as indemnification for surety bonds issued on our behalf discussed in Note O - Commitments and Contingencies to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
(4)Estimated interest payment amounts are computed using forecasted SOFR rates as of December 31, 2023.
(5)Includes interest and other operating costs. See Note Q - Leases to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information on interest costs.
Environmental Matters
We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but we cannot estimate or predict the full amount of such future expenditures. As of December 31, 2023, we had $30.4 million accrued for future reclamation costs, as compared to $20.7 million as of December 31, 2022.
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
Market Risk
We are exposed to certain market risks, which exist as a part of our ongoing business operations. Such risks arise from adverse changes in market rates, prices and conditions. We address such market risks in “Recent Trends and Outlook” and "How We Generate Our Sales" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.
Interest Rate Risk
We are exposed to interest rate risk arising from adverse changes in interest rates. As of December 31, 2023, we had $868.1 million of debt outstanding under the Credit Agreement. Assuming SOFR is greater than the 1.0% minimum base rate on the Term Loan, a hypothetical increase in interest rates by 1.0% would have increased our interest expense by $8.7 million per year.
Upon execution of the Credit Agreement, we have transitioned from LIBOR to SOFR. See Note J - Debt to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for discussion of the Credit Agreement.
Commodity Risk
We use natural gas swaps in order to manage our exposure to the volatility of natural gas prices. We do not use derivatives for trading or speculative purposes. As of December 31, 2023, the fair value of our natural gas swaps was a liability of $1.9 million. As of December 31, 2022, the fair value of our natural gas swaps was a liability of $3.1 million. For more information see Note M - Derivative Instruments to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
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

The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:
U.S. SILICA HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
U.S. Silica Holdings, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of U.S. Silica Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2024 expressed an unqualified opinion.

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

Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2004.
Houston, Texas
February 27, 2024

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$245,716	$280,845
Accounts receivable, net	185,917	208,631
Inventories, net	149,429	147,626
Prepaid expenses and other current assets	19,682	20,182
Total current assets	600,744	657,284
Property, plant and mine development, net	1,125,220	1,178,834
Lease right-of-use assets	41,095	42,374
Goodwill	185,649	185,649
Intangible assets, net	131,384	140,809
Other assets	12,501	9,630
Total assets	$2,096,593	$2,214,580
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$147,479	$216,239
Current portion of operating lease liabilities	18,569	19,773
Current portion of long-term debt	16,367	19,535
Current portion of deferred revenue	3,124	16,275
Income tax payable	311	128
Total current liabilities	185,850	271,950
Long-term debt, net	823,670	1,037,458
Deferred revenue	12,388	14,477
Liability for pension and other post-retirement benefits	28,715	30,911
Deferred income taxes, net	100,458	64,636
Operating lease liabilities	55,089	64,478
Other long-term obligations	34,896	25,976
Total liabilities	1,241,066	1,509,886
Commitments and Contingencies (Note O)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; zero issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 87,970,110 issued and 77,192,239 outstanding at December 31, 2023; 85,631,109 issued and 75,738,512 outstanding at December 31, 2022	877	854
Additional paid-in capital	1,249,460	1,234,834
Retained deficit	(204,159)	(351,084)
Treasury stock, at cost, 10,777,871 and 9,892,597 shares at December 31, 2023 and 2022, respectively	(196,745)	(186,196)
Accumulated other comprehensive loss	(125)	(1,723)
Total U.S. Silica Holdings, Inc. stockholders’ equity	849,308	696,685
Non-controlling interest	6,219	8,009
Total stockholders' equity	855,527	704,694
Total liabilities and stockholders’ equity	$2,096,593	$2,214,580
/The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Sales:
Product	$1,231,594	$1,139,773	$896,203
Service	320,428	385,374	207,676
Total sales	1,552,022	1,525,147	1,103,879
Cost of sales (excluding depreciation, depletion and amortization):
Product	808,706	801,789	633,857
Service	211,921	268,400	161,126
Total cost of sales (excluding depreciation, depletion and amortization)	1,020,627	1,070,189	794,983
Operating expenses:
Selling, general and administrative	118,797	143,838	119,628
Depreciation, depletion and amortization	137,259	140,166	161,131
Goodwill and other asset impairments	—	—	202
Total operating expenses	256,056	284,004	280,961
Operating income	275,339	170,954	27,935
Other (expense) income:
Interest expense	(101,709)	(77,598)	(71,157)
Other income, net, including interest income	21,939	10,643	6,146
Total other expense	(79,770)	(66,955)	(65,011)
Income (loss) before income taxes	195,569	103,999	(37,076)
Income tax (expense) benefit	(49,080)	(26,159)	2,755
Net income (loss)	$146,489	$77,840	$(34,321)
Less: Net loss attributable to non-controlling interest	(436)	(336)	(560)
Net income (loss) attributable to U.S. Silica Holdings, Inc.	$146,925	$78,176	$(33,761)
Earnings (loss) per share attributable to U.S. Silica Holdings, Inc.:
Basic	$1.91	$1.04	$(0.45)
Diluted	$1.87	$1.01	$(0.45)
Weighted average shares outstanding:
Basic	76,980	75,512	74,350
Diluted	78,520	77,670	74,350
Dividends declared per share	$—	$—	$—
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$146,489	$77,840	$(34,321)
Other comprehensive (loss) income:
Unrealized gain (loss) on derivatives (net of tax of $281, $(746), and $0 for 2023, 2022, and 2021, respectively)	882	(2,342)	—
Foreign currency translation adjustment (net of tax of $90, $(269), and $(309) for 2023, 2022 and 2021, respectively)	281	(845)	(1,000)
Pension and other post-retirement benefits liability adjustments (net of tax of $139, $355, and $3,131 for 2023, 2022 and 2021, respectively)	435	1,115	9,828
Comprehensive income (loss)	$148,087	$75,768	$(25,493)
Less: Comprehensive loss attributable to non-controlling interest	(436)	(336)	(560)
Comprehensive income (loss) attributable to U.S. Silica Holdings, Inc.	$148,523	$76,104	$(24,933)
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total U.S. Silica Holdings Inc., Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2021	$827	$(181,615)	$1,200,023	$(395,496)	$(8,479)	$615,260	$11,531	$626,791
Net loss	—	—	—	(33,761)	—	(33,761)	(560)	(34,321)
Foreign currency translation adjustment	—	—	—	—	(1,000)	(1,000)	—	(1,000)
Pension and post-retirement liability	—	—	—	—	9,828	9,828	—	9,828
Cash dividends	—	—	—	(3)	—	(3)	—	(3)
Distribution to non-controlling interest	—	—	—	—	—	—	(1,103)	(1,103)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	18,809	—	—	18,809	—	18,809
Proceeds from options exercised	—	344	(239)	—	—	105	—	105
Shares withheld for tax payments related to vested restricted stock and stock units	18	(5,023)	(18)	—	—	(5,023)	—	(5,023)
Balance at December 31, 2021	845	(186,294)	1,218,575	(429,260)	349	604,215	9,868	614,083
Net income	—	—	—	78,176	—	78,176	(336)	77,840
Unrealized loss on derivatives	—	—	—	—	(2,342)	(2,342)	—	(2,342)
Foreign currency translation adjustment	—	—	—	—	(845)	(845)	—	(845)
Pension and post-retirement liability	—	—	—	—	1,115	1,115	—	1,115
Distributions to non-controlling interest	—	—	—	—	—	—	(1,523)	(1,523)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	18,364	—	—	18,364	—	18,364
Proceeds from options exercised	—	3,051	(2,096)	—	—	955	—	955
Shares withheld for tax payments related to vested restricted stock and stock units	9	(2,953)	(9)	—	—	(2,953)	—	(2,953)
Balance at December 31, 2022	854	(186,196)	1,234,834	(351,084)	(1,723)	696,685	8,009	704,694
Net income	—	—	—	146,925	—	146,925	(436)	146,489
Unrealized gain on derivatives	—	—	—	—	882	882	—	882
Foreign currency translation adjustment	—	—	—	—	281	281	—	281
Pension and post-retirement liability	—	—	—	—	435	435	—	435

Distributions to non-controlling interest	—	—	—	—	—	—	(1,354)	(1,354)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	14,649	—	—	14,649	—	14,649
Shares withheld for tax payments related to vested restricted stock and stock units	23	(10,549)	(23)	—	—	(10,549)	—	(10,549)
Balance at December 31, 2023	$877	$(196,745)	$1,249,460	$(204,159)	$(125)	$849,308	$6,219	$855,527
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities:
Net income (loss)	$146,489	$77,840	$(34,321)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	137,259	140,166	161,131
Goodwill and other asset impairments	—	—	202
Debt issuance amortization	3,105	4,815	5,059
Original issue discount amortization	3,353	974	1,026
Deferred income taxes	35,311	20,940	(7,493)
Deferred revenue	(15,734)	(15,801)	(18,158)
Gain on disposal of property, plant and equipment	(17,951)	(1,005)	(131)
Equity-based compensation	14,649	18,364	18,809
Allowance for credit losses, net of recoveries	(103)	617	(455)
Other	23,962	11,959	28,632
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	22,817	(8,075)	5,026
Inventories	(1,688)	(31,209)	(11,029)
Prepaid expenses and other current assets	10,206	6,277	12,371
Income taxes	182	(1,072)	1,828
Accounts payable and accrued liabilities	(65,916)	67,576	48,709
Operating lease liabilities	(25,541)	(22,410)	(24,451)
Liability for pension and other post-retirement benefits	(2,328)	(2,134)	(15,341)
Other noncurrent assets and liabilities	(4,204)	(5,106)	(2,067)
Net cash provided by operating activities	263,868	262,716	169,347
Investing activities:
Capital expenditures	(65,155)	(53,168)	(30,307)
Capitalized intellectual property costs	(315)	(394)	(210)
Proceeds from sale of property, plant and equipment	20,749	2,609	661
Net cash used in investing activities	(44,721)	(50,953)	(29,856)
Financing activities:
Dividends paid	(23)	(164)	(26)
Proceeds from options exercised	—	955	105
Tax payments related to shares withheld for vested restricted stock and stock units	(10,549)	(2,953)	(5,023)
Payments on draw down on the Revolver	—	—	(25,000)
Payments on short-term debt	(8,863)	(7,237)	(6,398)
Payments on long-term debt	(190,999)	(158,064)	(12,800)
Financing fees paid	(41,649)	—	—
Distributions to non-controlling interest	(1,354)	(1,523)	(1,103)
Principal payments on finance lease obligations	(839)	(1,357)	(741)
Net cash used in financing activities	(254,276)	(170,343)	(50,986)
Net (decrease) increase in cash and cash equivalents	(35,129)	41,420	88,505
Cash and cash equivalents, beginning of period	280,845	239,425	150,920
Cash and cash equivalents, end of period	$245,716	$280,845	$239,425

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$95,133	$71,235	$64,650
Taxes, net of refunds	$13,923	$(14,809)	$(12,994)
Non-cash Items:
Net assets assumed in business acquisition	$—	$—	$68
Accrued capital expenditures	$1,632	$6,175	$1,196
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A—ORGANIZATION
U.S. Silica Holdings, Inc. (“Holdings,” and together with its subsidiaries “we,” “us” or the “Company”) is a global performance materials company and a leading producer of commercial silica used in the oil and gas industry and in a wide range of industrial applications. In addition, through our subsidiary EP Minerals, LLC ("EPM") we are an industry leader in the production of industrial minerals, including diatomaceous earth, clay (calcium bentonite and calcium montmorillonite) and perlite. During our 124-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver products to customers across our end markets. Our operations are organized into two reportable segments based on end markets served: (1) Oil & Gas Proppants and (2) Industrial & Specialty Products. See Note U - Segment Reporting for more information on our reportable segments.
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

Accounts Receivable
The majority of our accounts receivable are due from companies in the oil and natural gas drilling, building and construction products, filler and extenders, filtration, glass, absorbents, sports and recreation, foundry and other major industries. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are stated at amounts due from customers net of allowance for credit losses. Accounts outstanding longer than the payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation to us and the condition of the general economy and the industry as a whole. Ongoing credit evaluations are performed. We write-off accounts receivable when they are deemed uncollectible, and payments subsequently received on such receivables are credited to the allowance for credit losses. See Note E - Accounts Receivable and Note S - Revenue.
Inventories
Inventories include raw stockpiles, in-process product and finished product available for shipment, as well as spare parts and supplies for routine facility maintenance. We value inventory at the lower of cost and net realizable value. Cost is determined using the first-in, first-out and average cost methods. Our inventoriable costs include production costs and transportation and additional service costs as applicable. See Note F - Inventories.
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
See Note G - Property, Plant and Mine Development.
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
See Note K - Asset Retirement Obligations.
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
See Note H - Goodwill and Intangible Assets.

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
Contracts with Multiple Performance Obligations
From time to time, we may enter into contracts that contain multiple performance obligations, such as work orders containing a combination of product, transportation, equipment rentals, and contract labor services. For these arrangements, we allocate the transaction price to each performance obligation identified in the contract based on relative standalone selling prices, or estimates of such prices, and recognize the related revenue as control of each individual product or service is transferred to the customer, in satisfaction of the corresponding performance obligations. We typically invoice our customers on a weekly or monthly basis; however, some customers received invoices upon well-site operation completion. Standard collection terms are net 30 days, although extended terms are offered in competitive situations.
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
Debt Issuance Costs
We defer costs directly associated with acquiring third-party financing, primarily loan origination costs and related professional expenses. Debt issuance costs are deferred and amortized using the effective interest rate method over the term of our senior secured Term Loan facility and the straight-line method for our Revolver facility. Debt issuance costs related to long-term debt are reflected as a direct deduction from the carrying amount of the debt. See Note J - Debt.
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
Self-Insurance
We are self-insured for various levels of employee health insurance coverage, workers’ compensation and third-party product liability claims alleging occupational disease. We purchase insurance coverage for claim amounts which exceed our self-insured retentions. Depending on the type of insurance, these self-insured retentions range from $0.1 million to $0.5 million per occurrence. Our insurance reserves are accrued based on estimates of the ultimate cost of claims expected to occur during the covered period. These estimates are prepared with the assistance of outside actuaries and consultants. Our actuaries periodically review the volume and amount of claims activity, and based upon their findings, we adjust our insurance reserves accordingly. The ultimate cost of claims for a covered period may differ from our original estimates. The current portion of our self-insurance reserves is included in accrued liabilities and the non-current portion is included in other long-term obligations in our Balance Sheets. As of December 31, 2023 and 2022, our self-insurance reserves totaled $5.0 million and $5.6 million, respectively, of which $1.7 million and $1.8 million, respectively, were classified as current.
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
Advertising Costs
We recognize advertising expense when incurred as selling, general and administrative expense. Advertising costs have not been a significant component of expense for the years ended December 31, 2023, 2022, or 2021.

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
We grant certain employees performance share units, the vesting of which is based on our total shareholder return (“TSR”) ranking among a peer group over a three-year period. The number of units that will vest will depend on the percentage ranking of our TSR compared to the TSRs for each of the companies in the peer group over the performance period. For these awards subject to market conditions, a binomial-lattice model (i.e., Monte Carlo simulation model) is used to fair value these awards at grant date. We also grant certain employees performance share units, the vesting of which is based on adjusted free cash flow ("ACF") targets. The number of ACF measured units that will vest will be based on ACF achievement versus target. The ACF targets are set annually and are approved by the Board of Directors. The related compensation expense is recognized on a straight-line basis over the vesting period.
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
See Note R - Income Taxes.
Financial Instruments

We currently use natural gas swaps to manage our exposure to natural gas price increases. Our policy is to not hold or issue derivative financial instruments for trading or speculative purposes. Gains and losses on derivatives designated as cash flow hedges are recorded in other comprehensive income (loss), net of tax, and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of all hedges, if any, is recognized currently in income.

See Note M - Derivative Instruments.
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
New Accounting Pronouncements Recently Adopted
In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting followed by ASU 2021-01, Reference Rate Reform (Topic 848): Scope, issued in January 2021 to provide clarifying guidance regarding the scope of Topic 848. ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Generally, the guidance is to be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. In April 2022, the FASB proposed to extend the effective date through December 31, 2024 and affirmed this decision in December 2022. Upon execution of the Fourth Amended and Restated Credit Agreement, we have transitioned from LIBOR. See Note J - Debt for discussion of the Fourth Amended and Restated Credit Agreement.
New Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this Update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this Update do not change or remove current disclosure requirements as required by Topic 280. The amendments in this Update also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Public entities will be required to apply the amendments in this Update retrospectively to all prior periods presented in the financial statements. We are currently evaluating the effect this guidance will have on our disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this Update related to the rate reconciliation and income taxes paid disclosures improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The amendments allow investors to better assess, in their capital allocation decisions, how an entity’s worldwide operations and related tax risks and tax planning and operational opportunities affect its income tax rate and prospects for future cash flows. The other amendments in this Update improve the effectiveness and comparability of disclosures by (1) adding disclosures of pretax income (or loss) and income tax expense (or benefit) to be consistent with U.S. Securities and Exchange Commission (SEC) Regulation S-X 210.4-08(h), Rules of General Application—General Notes to Financial Statements: Income Tax Expense, and (2) removing disclosures that no longer are considered cost beneficial or relevant. The amendments in this Update are effective for annual periods beginning after December 15, 2024. We are currently evaluating the effect this guidance will have on our disclosures.

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
The following table shows the computation of basic and diluted earnings per share:

In thousands, except per share amounts	Year ended December 31,
	2023	2022	2021
Numerator:
Net income (loss) attributable to U.S. Silica Holdings, Inc.	$146,925	$78,176	$(33,761)

Denominator:
Weighted average shares outstanding	76,980	75,512	74,350
Diluted effect of stock awards	1,540	2,158	—
Weighted average shares outstanding assuming dilution	78,520	77,670	74,350

Earnings (loss) per share attributable to U.S. Silica Holdings, Inc.:
Basic earnings (loss) per share	$1.91	$1.04	$(0.45)
Diluted earnings (loss) per share	$1.87	$1.01	$(0.45)
Potentially dilutive shares are excluded from the calculation of diluted weighted average shares outstanding and diluted earnings per share if we are in a loss position. Certain stock options, restricted stock awards and performance share units were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Such potentially dilutive shares and stock awards (in thousands) excluded from the calculation of diluted earnings (loss) per common share were as follows:

	Year ended December 31,
	2023	2022	2021
Potentially dilutive shares excluded	—	—	1,714
Stock options excluded	349	509	667
Restricted stock and performance share units awards excluded	48	36	66

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

	For the Year Ended December 31, 2023
	Unrealized loss on cash flow hedges	Foreign currency translation adjustments	Pension and other post-retirement benefits liability	Total
Beginning Balance	$(2,342)	$(1,262)	$1,881	$(1,723)
Other comprehensive income before reclassifications	882	281	1,189	2,352
Amounts reclassed from accumulated other comprehensive loss	—	—	(754)	(754)
Ending Balance	$(1,460)	$(981)	$2,316	$(125)
Any amounts reclassified from accumulated other comprehensive income (loss) related to pension and other post-retirement benefits are included in the computation of net periodic benefit costs at their pre-tax amounts.
NOTE E—ACCOUNTS RECEIVABLE
Accounts receivable (in thousands) consisted of the following:

	December 31, 2023	December 31, 2022
Trade receivables	$190,189	$209,683
Less: Allowance for credit losses	(5,323)	(5,691)
Net trade receivables	184,866	203,992
Other receivables	1,051	4,639
Total accounts receivable	$185,917	$208,631
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
The following table reflects the change of the allowance for credit losses (in thousands) disaggregated by portfolio segments:

	Oil & Gas Proppants	Industrial & Specialty Products	Total
Beginning balance, December 31, 2022	$4,028	$1,663	$5,691
Allowance for credit losses	—	(103)	(103)
Recoveries	95	—	95
Write-offs	(300)	(60)	(360)
Ending balance, December 31, 2023	$3,823	$1,500	$5,323
Our ten largest customers accounted for approximately 44%, 40% and 40% of total sales during the years ended December 31, 2023, 2022 and 2021, respectively. No single customer accounted for more than 10% of our total sales during the years ended December 31, 2023, 2022 and 2021. At December 31, 2023 and 2022, none of our customers' accounts receivable represented 10% or more of our total trade accounts receivable.

NOTE F—INVENTORIES
Inventories (in thousands) consisted of the following:

	December 31, 2023	December 31, 2022
Supplies	$65,422	$54,805
Raw materials and work in process	54,142	47,042
Finished goods	29,865	45,779
Total inventories	$149,429	$147,626

NOTE G—PROPERTY, PLANT AND MINE DEVELOPMENT
Property, plant and mine development (in thousands) consisted of the following:

	December 31, 2023	December 31, 2022
Mining property and mine development	$793,582	$789,601
Asset retirement cost	14,728	8,869
Land	53,100	53,128
Land improvements	87,618	76,456
Buildings	76,691	73,151
Machinery and equipment	1,253,734	1,217,933
Furniture and fixtures	2,841	3,922
Construction-in-progress	54,186	55,696
	2,336,480	2,278,756
Accumulated depletion, depreciation, amortization and impairment charges	(1,211,260)	(1,099,922)
Total property, plant and mine development, net	$1,125,220	$1,178,834
Depreciation, depletion, and amortization expense related to property, plant and mine development for the years ended December 31, 2023 and 2022 was $124.9 million and $128.4 million, respectively.

NOTE H—GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill (in thousands) by business segment consisted of the following:

	Oil & Gas Proppants Segment	Industrial & Specialty Products Segment	Total
Balance at December 31, 2021	$—	$185,649	$185,649

Impairment losses	—	—	—
Balance at December 31, 2022	—	185,649	185,649

Impairment losses	—	—	—
Balance at December 31, 2023	$—	$185,649	$185,649

Goodwill and trade names are evaluated for impairment annually as of October 31, or more frequently when indicators of impairment exist. We evaluated events and circumstances since the date of our last qualitative assessment, including macroeconomic conditions, industry and market conditions, and our overall financial performance. There were no triggering events identified, therefore, no impairment charges were recorded related to goodwill or trade names for the years ended December 31, 2023 and 2022.

The changes in the carrying amount of intangible assets (in thousands) consisted of the following:

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Technology and intellectual property	$71,936	$(34,894)	$37,042	$71,651	$(29,990)	$41,661
Customer relationships	66,999	(37,597)	29,402	66,999	(32,791)	34,208
Total definite-lived intangible assets:	$138,935	$(72,491)	$66,444	$138,650	$(62,781)	$75,869
Trade names	64,240	—	64,240	64,240	—	64,240
Other	700	—	700	700	—	700
Total intangible assets:	$203,875	$(72,491)	$131,384	$203,590	$(62,781)	$140,809

Estimated useful life of technology and intellectual property is 15 years. Estimated useful life of customer relationships is a range of 13 - 20 years.

Amortization expense was $9.7 million, $9.7 million and $9.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.

At December 31, 2023, the estimated amortization expense related to definite-lived intangible assets (in thousands) for the five succeeding years is as follows:

2024	$9,717
2025	$9,716
2026	$9,716
2027	$9,716
2028	$9,676

NOTE I—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities (in thousands) consisted of the following:

	December 31,
	2023	2022
Trade payables	$123,667	$182,555
Accrued salaries and wages	7,013	10,911
Accrued vacation liability	3,567	3,093
Current portion of liability for pension and post-retirement benefits	986	1,118
Accrued healthcare liability	1,571	1,492
Accrued property taxes and sales taxes	3,422	4,287
Current portion of derivative liability	1,819	2,312
Other accrued liabilities	5,434	10,471
Accounts payable and accrued liabilities	$147,479	$216,239
Other accrued liabilities consist of employer related expenses, royalties payable, accrued interest payable, and other items.

NOTE J—DEBT
Debt (in thousands) consisted of the following:

	December 31, 2023	December 31, 2022
Senior secured credit facility:
Revolver expiring March 23, 2028 (10.21% at December 31, 2023 and 8.44% at December 31, 2022)	$—	$—
Term Loan facility—final maturity March 23, 2030 (10.21% at December 31, 2023 and 8.44% December 31, 2022)	868,063	1,059,062
Less: Unamortized original issue discount	(24,183)	(2,035)
Less: Unamortized debt issuance cost	(13,421)	(8,922)
Insurance financing notes payable	6,470	5,628
Finance leases	3,108	3,260
Total debt	840,037	1,056,993
Less: current portion	(16,367)	(19,535)
Total long-term portion of debt	$823,670	$1,037,458
Senior Secured Credit Facility
On March 23, 2023, we entered into a Fourth Amended and Restated Credit Agreement (the "Credit Agreement"), by entering into a new $1.1 billion senior secured Credit Facility, consisting of a $950 million Term Loan (the "Term Loan") and a $150 million revolving credit facility (the "Revolver") (collectively the "Credit Facility") that may also be used for swingline loans or letters of credit, and we may elect to increase the term loan or the revolving credit facility in accordance with the terms of the Credit Agreement. Borrowings under the Credit Agreement will bear interest at variable rates as determined at our election, based on the Term Secured Overnight Financing Rate ("SOFR") or a base rate, in each case, plus an applicable margin. In addition, under the Credit Agreement, we are required to pay a per annum commitment fee to revolving lenders and fees for letters of credit. The Credit Agreement is secured by substantially all of our assets and our domestic subsidiaries' assets and a pledge of the equity interests in such entities. The Term Loan matures on March 23, 2030, and the Revolver expires March 23, 2028. We capitalized $45.9 million in debt issuance costs and original issue discount as a result of the new Credit Agreement. Additionally, as a result of the exit of certain lending parties, a portion of debt issuance and original discount costs were written off which resulted in additional expense of approximately $4.3 million. This was recorded as a loss on the extinguishment of debt, which was recorded in Other (expense) income, net, including interest income in the Consolidated Statements of Operations.
The Credit Facility contains covenants that, among other things, limit our ability, and certain of our subsidiaries' abilities, to create, incur or assume indebtedness and liens, to make acquisitions or investments, to sell assets and to pay dividends. The Credit Agreement also requires us to maintain a consolidated leverage ratio of no more than 4.00:1.00 as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 35%, of the Revolver commitment. These covenants are subject to a number of important exceptions and qualifications. The Credit Agreement includes events of default and other affirmative and negative covenants that are usual for facilities and transactions of this type. As of December 31, 2023 and 2022, we were in compliance with all covenants in accordance with our senior secured Credit Facility.
Term Loan
At December 31, 2023, contractual maturities of our senior secured Credit Facility (in thousands) are as follows:

2024	$8,750
2025	8,750
2026	8,750
2027	8,750
2028	8,750
Thereafter	824,313
Total	$868,063

Debt Repurchases
Prior to the execution of the Fourth Amended and Restated Credit Agreement, we repurchased outstanding debt under the Term Loan in the amount of $109 million. A proportionate share of debt issuance and original discount costs were written off in conjunction with this repurchase which resulted in additional expense of approximately $1.0 million. As a result, we recorded a loss on extinguishment of debt in the amount of $1.0 million. The loss on extinguishment was recorded in Other (expense) income, net, including interest income in the Consolidated Statements of Operations.
During the year ended December 31, 2023, we made voluntary prepayments on the Term Loan of $75 million. A proportionate share of debt issuance and original discount costs were written off in conjunction with the prepayments of this debt which resulted in additional expense of $3.2 million. These expenses were recorded in Other (expense) income, net, including interest income in the Consolidated Statements of Operations.
During the year ended December 31, 2022, we repurchased outstanding debt under the Term Loan in the amounts of $100 million and $50 million, discounted at rates of 97% and 96.25%, respectively. A proportionate share of debt issuance and original discount costs were written off in conjunction with these repurchases which resulted in additional expense of approximately $1.8 million. As a result, we recorded gains on extinguishment of debt in the amount of approximately $2.9 million. The gains on extinguishment were recorded in Other income, net, including interest income in the Consolidated Statements of Operations.
Revolving Line-of-Credit
We have a $150.0 million Revolver with zero drawn and $15.3 million allocated for letters of credit as of December 31, 2023, leaving $134.7 million available under the Revolver.
Based on our consolidated leverage ratio of 1.91:1.00 as of December 31, 2023, we have access to the full availability of the Revolver.
Insurance Financing Notes Payable
During the third quarter of 2023, we renewed our insurance policies and financed the payments through notes payable with a stated interest rate of 6.6%. These payments will be made in installments throughout a nine-month period and, as such, were classified as current debt. As of December 31, 2023, the notes payable had a balance of $6.5 million.
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

	December 31, 2023	December 31, 2022
Beginning balance	$20,732	$32,049
Accretion	2,057	1,498
Additions and revisions of estimates	7,957	(12,753)
Payments	(332)	(62)
Ending balance	$30,414	$20,732
The increase in liability is primarily attributable to revisions of estimates of reclamation costs and changes to lives of mines.
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
Cash Equivalents
Due to the short-term maturity, we believe our cash equivalent instruments at December 31, 2023 and 2022, approximate their reported carrying values, therefore, we have classified our cash equivalents as Level 1 of the fair value hierarchy.
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

NOTE M—DERIVATIVE INSTRUMENTS
Cash Flow Hedges of Natural Gas Price Risk
Natural gas is the primary fuel source used for drying in the commercial silica production process. In the past, the price of natural gas has been volatile, and we believe this volatility may continue. In order to manage our exposure to natural gas price increases, we have entered into natural gas swaps. All of these swap agreements commenced in December 2022. The derivative instruments are recorded on the balance sheet within other current or long-term assets or liabilities based on maturity dates at their fair values. As of December 31, 2023, the fair value of our natural gas swaps was a liability of $1.9 million, of which $1.8 million is classified within accounts payable and accrued liabilities on our balance sheet and $0.1 million is classified within other long-term obligations on our balance sheet. As of December 31, 2022, the fair value of our natural gas swaps was a liability of $3.1 million, of which $2.3 million is classified within accounts payable and accrued liabilities on our balance sheet and $0.8 million is classified within other long-term obligations on our balance sheet.
We have designated the natural gas swap agreements as qualified cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings.
The following table summarizes the fair value of our derivative instruments (in thousands, except contract/notional amount). See Note L - Fair Value Accounting for more information regarding the estimated fair values of our derivative instruments.

	December 31, 2023				December 31, 2022
	Maturity Date	Contract/Notional Amount (MMBtu)	Carrying Amount	Fair Value	Maturity Date	Contract/Notional Amount	Carrying Amount	Fair Value
Natural Gas - W. Texas (WAHA) - Inside FERC	2023	1,200,000	$—	$—	2023	1,200,000	$(1,887)	$(1,887)
Natural Gas - W. Texas (WAHA) - Inside FERC	2024	870,000	$(1,542)	$(1,542)	2024	870,000	$(656)	$(656)
Natural Gas - W. Texas (WAHA) - Inside FERC	2024	750,000	$(11)	$(11)	N/A	N/A	$—	$—
Natural Gas - Henry Hub - NYMEX	2023	300,000	$—	$—	2023	300,000	$(425)	$(425)
Natural Gas - Henry Hub - NYMEX	2024	120,000	$(258)	$(258)	2024	120,000	$(85)	$(85)
Natural Gas - Henry Hub - NYMEX	2025	90,000	$(115)	$(115)	2025	90,000	$(35)	$(35)

During the year ended December 31, 2023, we had no ineffectiveness for the natural gas swap derivatives.
The following table summarizes the effect of derivative instruments (in thousands) on our income statements and our consolidated statements of comprehensive income:

	Year ended December 31,
	2023	2022	2021
Deferred losses from derivatives in OCI, beginning of period	$(2,342)	$—	$—
Gain (loss) recognized in OCI from derivative instruments	882	(2,342)	—
Deferred losses from derivatives in OCI, end of period	$(1,460)	$(2,342)	$—

NOTE N—EQUITY-BASED COMPENSATION
In July 2011, we adopted the U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan (the “2011 Plan”), which was amended and restated in May 2015, amended and restated effective February 1, 2020, amended and restated effective May 13, 2021, amended and restated effective May 12, 2022 and amended and restated May 11, 2023. The 2011 Plan provides for grants of stock options, restricted stock, performance share units and other incentive-based awards. We believe our 2011 Plan aligns the interests of our employees and directors with those of our common stockholders. At December 31, 2023, we had 4,490,066 shares of common stock that may be issued under the 2011 Plan. We use a combination of treasury stock and new shares if necessary to satisfy option exercises or vesting of restricted awards and performance share units.
Stock Options

The following table summarizes the status of, and changes in, our stock option awards:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2022	508,523	$36.22	$—	2.0 years
Granted	—	$—	$—
Exercised	—	$—	$—
Forfeited	(122,009)	$36.79	$—
Expired	(37,434)	$24.80	$—
Outstanding at December 31, 2023	349,080	$37.24	$—	1.1 years
Exercisable at December 31, 2023	349,080	$37.24	$—	1.1 years

There were no grants of stock options during the years ended December 31, 2023, 2022 and 2021.

The following table summarizes stock option exercise activity:

	As of December 31,
	2023	2022	2021
Options exercised (in actual shares)	—	90,000	10,164
Intrinsic value of options exercised (in thousands)	$—	$613	$44
Cash received from options exercised (in thousands)	$—	$955	$105
Tax benefit realized from options exercised (in thousands)	$—	$148	$11
As of December 31, 2023, 2022 and 2021, there was no unrecognized compensation expense related to these options. We account for forfeitures as they occur.
Restricted Stock and Restricted Stock Unit Awards
The following table summarizes the status of, and changes in, our unvested restricted stock awards:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2022	1,438,386	$9.37
Granted	776,339	$12.16
Vested	(792,727)	$9.00
Forfeited	(168,019)	$9.41
Unvested, December 31, 2023	1,253,979	$11.33
We granted 776,339, 728,357 and 881,261 restricted stock and restricted stock unit awards during the years ended December 31, 2023, 2022 and 2021, respectively. The fair value of the awards was based on the market price of our stock at date of grant.

We recognized $7.6 million, $6.8 million and $7.3 million of equity-based compensation expense related to restricted stock awards during the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, there was $8.4 million of unrecognized compensation expense related to these restricted stock awards, which is expected to be recognized over a weighted-average period of 1.8 years.
We also granted cash awards during the year ended December 31, 2020. These awards vested over a period of three years and were settled in cash. As such, these awards were classified as liability instruments. We recognized zero, $0.9 million and $0.9 million of expense related to these awards for the years ended December 31, 2023, 2022 and 2021. The liability for these awards was included in accounts payable and other accrued liabilities on our balance sheets. These awards were remeasured at fair value each reporting period with resulting changes reflected in our income statements. As of December 31, 2023, there was no unrecognized expense related to these awards.
Performance Share Unit Awards
The following table summarizes the status of, and changes in, our performance share unit awards:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2022	2,292,751	$9.51
Granted	1,295,904	$9.54
Vested	(1,549,033)	$6.60
Forfeited/Cancelled	(165,562)	$11.76
Unvested, December 31, 2023	1,874,060	$11.73
We granted 1,295,904, 920,681 and 886,091 of performance share unit awards during the years ended December 31, 2023, 2022 and 2021, respectively. A portion of these awards was measured against total shareholder return ("TSR"), and a portion was measured against adjusted free cash flow ("ACF") targets. The grant date weighted average fair value of these awards was estimated to be $9.54, $11.79 and $12.04 for the years ended December 31, 2023, 2022 and 2021, respectively. The number of TSR measured units that will vest will depend on the percentage ranking of our TSR compared to the TSR for each of the companies in the peer group over the three year period from January 1, 2023 through December 31, 2025 for the 2023 grant, January 1, 2022 through December 31, 2024 for the 2022 grant, and January 1, 2021 through December 31, 2023 for the 2021 grant. The number of ACF measured units that will vest will be based on ACF achievement versus target. The ACF targets are set annually and are approved by the Board of Directors. The related compensation expense is recognized on a straight-line basis over the vesting period.
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
We recognized $7.0 million, $11.5 million and $11.5 million of compensation expense related to performance share unit awards during the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, there was $7.8 million of unrecognized compensation expense related to these performance share unit awards, which is expected to be recognized over a weighted-average period of 1.7 years.
We also granted cash awards during the year ended December 31, 2020. These awards vested over a period of three years and were settled in cash. As such, these awards were classified as liability instruments. We recognized $0.1 million, $1.1 million and $0.7 million of expense related to these awards for the years ended December 31, 2023, 2022 and 2021, respectively. The liability for these awards was included in accounts payable and other accrued liabilities on our balance sheets. These awards were remeasured at fair value each reporting period with resulting changes reflected in our income statements. As of December 31, 2023, there was no unrecognized expense related to these awards.

NOTE O—COMMITMENTS AND CONTINGENCIES
Future Minimum Annual Commitments (in thousands):

Year ending December 31,	Minimum Purchase Commitments
2024	$10,124
2025	6,815
2026	4,687
2027	2,288
2028	1,888
Thereafter	5,884
Total future purchase commitments	$31,686
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
Other Commitments and Contingencies
Our operating subsidiary, U.S. Silica Company (“U.S. Silica”), has been named as a defendant in various product liability claims alleging silica exposure causing silicosis. During the years ended December 31, 2023, 2022 and 2021, zero, zero and two claims, respectively, were brought against U.S. Silica. As of December 31, 2023, there were 39 active silica-related products liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, it is not reasonably possible that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations that exceeds the accrual amounts.
We have recorded estimated liabilities for these claims in other long-term obligations and an estimate of future recoveries under insurance in other assets on our consolidated balance sheets. As of both December 31, 2023 and 2022, other non-current assets included zero for insurance for third-party products liability claims, and other long-term obligations included $0.9 million and $0.8 million, respectively, for third-party products liability claims.
Obligations Under Guarantees
    We have indemnified our insurers against any loss they may incur in the event that holders of surety bonds, issued on our behalf, execute the bonds. As of December 31, 2023, there were $55.8 million in bonds outstanding. The majority of these bonds, $51.8 million, relate to reclamation requirements issued by various government authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to licenses, permits, and tax collections.

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
Net pension benefit cost (in thousands) consisted of the following:

	Year Ended December 31,
	2023	2022	2021
Service cost	$2,325	$2,516	$2,855
Interest cost	5,343	3,120	2,619
Expected return on plan assets	(6,373)	(5,887)	(5,688)
Settlement loss	1,803	—	—
Net amortization and deferral	41	2,249	3,212
Net pension benefit costs	$3,139	$1,998	$2,998
Net post-retirement benefit cost (in thousands) consisted of the following:

	Year Ended December 31,
	2023	2022	2021
Service cost	$8	$18	$24
Interest cost	332	180	141
Unrecognized prior service cost	(2,063)	—	—
Unrecognized net gain	(792)	(2,360)	(2,204)
Net post-retirement benefit costs	$(2,515)	$(2,162)	$(2,039)

The changes in benefit obligations and plan assets (in thousands), as well as the funded status (in thousands) of our pension and post-retirement plans were as follows:

	Pension Benefits		Post-retirement Benefits
	2023	2022	2023	2022
Benefit obligation at January 1,	$112,247	$144,251	$7,577	$9,391
Service cost	2,325	2,516	8	18
Interest cost	5,343	3,120	332	180
Actuarial loss (gain)	2	(28,494)	(552)	(1,566)
Benefits paid	(31,352)	(9,486)	(469)	(504)
Other	74	340	34	58
Benefit obligation at December 31,	$88,639	$112,247	$6,930	$7,577
Fair value of plan assets at January 1,	$88,919	$120,911	$—	$—
Actual return on plan assets	7,497	(22,507)	—	—
Employer contributions	2,000	—	435	446
Benefits paid	(31,352)	(9,486)	(469)	(504)
Other	—	1	34	58
Fair value of plan assets at December 31,	$67,064	$88,919	$—	$—
Plan assets less than benefit obligations at December 31 recognized as liability for pension and other post-retirement benefits	$(21,575)	$(23,328)	$(6,930)	$(7,577)
The accumulated benefit obligation for the defined benefit pension plans, which excludes the assumption of future salary increases, totaled $88.6 million and $112.2 million at December 31, 2023 and 2022, respectively. We record components other than service costs in Other income, net, including interest income in the Consolidated Statements of Operations.
On November 20, 2023, U.S. Silica Company entered into a commitment agreement with subsidiaries of Securian Financial (Securian) under which U.S. Silica Company agreed to purchase nonparticipating single premium group annuity contracts that would transfer to Securian approximately $21.6 million of the Plan’s defined benefit pension obligations related to certain retirees, participants and beneficiaries under the Plan.
The purchase of the group annuity contracts covers approximately 521 U.S. Silica Company participants and beneficiaries (Transferred Participants). Under the group annuity contracts, Securian, through its wholly-owned subsidiary Minnesota Life Insurance Company, made an irrevocable commitment, and will be solely responsible, to pay the pension benefits of each Transferred Participant beginning with their January 2024 pension payments. The transaction does not change the amount of pension benefits payable to the Transferred Participants.
The purchase of the group annuity contracts was funded directly by assets of the Plan via the pension trust underlying the Plan and required no cash or asset contributions by U.S. Silica Company. We transferred approximately $21.6 million of pension benefit obligation and related plan assets upon close of the transaction and recognized a pre-tax pension settlement loss of $1.8 million. The funded status of the Plan did not materially change due to this transaction.
We also sponsor unfunded, nonqualified pension plans. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for these plans were $1.2 million, $1.2 million and zero, respectively, at both December 31, 2023 and December 31, 2022.

Future estimated annual benefit payments (in thousands) for pension and post-retirement benefit obligations were as follows:

	Benefits
		Post-retirement
	Pension	Before Medicare Subsidy	After Medicare Subsidy
2024	$7,159	$864	$864
2025	7,117	776	776
2026	7,145	711	711
2027	7,051	659	659
2028	6,966	596	596
2029-2033	32,951	2,400	2,400
Our best estimate of expected contributions to the pension and post-retirement medical benefit plans for the 2024 fiscal year are $4.8 million and $0.9 million, respectively.
The total amounts in accumulated other comprehensive income (loss) related to net actuarial loss for the pension and post-retirement plans were $3.8 million and $6.5 million as of December 31, 2023 and 2022, respectively. The total amounts in accumulated other comprehensive income (loss) related to prior service cost for the pension and post-retirement plans, were gains of $3.3 million and $5.4 million as of December 31, 2023 and 2022, respectively.
The actuarial gains in 2023 and 2022 were primarily driven by the change in discount rates on the U.S. qualified plan and postretirement medical plans. The impact of the discount rate change was partially offset by the actual return on plan assets exceeding the expected return on plan assets.
The following weighted-average assumptions were used to determine our obligations under the plans:

	Pension Benefits		Post-retirement Benefits
	2023	2022	2023	2022
Discount rate	5.0%	5.2%	4.9%	5.1%
Long-term rate of compensation increase	N/A	N/A	N/A	N/A
Long-term rate of return on plan assets	7.3%	6.0%	N/A	N/A
Health care cost trend rate:
Pre-65 initial rate/ultimate rate	N/A	N/A	7.3%/4.5%	6.8%/4.5%
Pre-65 ultimate year	N/A	N/A	2032	2031
Post-65 initial rate/ultimate rate	N/A	N/A	N/A/N/A	N/A/N/A
Post-65 ultimate year	N/A	N/A	N/A	N/A
The weighted average discount rates used to determine the projected pension and post-retirement obligations were updated to reflect the expected long-term rates of return with maturities comparable to payments for the plan obligations utilizing Aon Hewitt's AA Above Medium Curve.
Mortality tables used for pension benefits and post-retirement benefits plans were the following:

	Pension and Post-retirement Benefits
	2023	2022
Healthy Lives	Pri-2012 base mortality tables with generational mortality improvements using Scale MP-2021	Pri-2012 base mortality tables with generational mortality improvements using Scale MP-2021
Disabled Lives	Pri-2012 base mortality tables with generational mortality improvements using Scale MP-2021	Pri-2012 base mortality tables with generational mortality improvements using Scale MP-2021

The major investment categories and their relative percentage of the fair value of total plan assets as invested were as follows:

	Pension Benefits		Post-retirement Benefits(1)
	2023	2022	2023	2022
Equity securities	54.1%	54.3%	—%	—%
Debt securities	43.4%	44.2%	—%	—%
Cash	2.5%	1.5%	—%	—%

(1)Retiree health benefits are paid by the Company as covered expenses are incurred.
The fair values of the pension plan assets (in thousands) at December 31, 2023, by asset category, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$1,652	$—	$1,652
Mutual funds:
Diversified emerging markets	2,960	—	—	2,960
Foreign large blend	11,707	—	—	11,707
Large-cap blend	11,685	—	—	11,685
Mid-cap blend	6,763	—	—	6,763
Real estate	3,204	—	—	3,204
Fixed income securities:
Corporate notes and bonds	17,768	—	—	17,768
U.S. Treasuries	5,012	—	—	5,012
Mortgage-backed securities	—	3,250	—	3,250
Asset-backed securities	—	3,063	—	3,063
Net asset	$59,099	$7,965	$—	$67,064
The fair values of the pension plan assets (in thousands) at December 31, 2022, by asset category, were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$1,362	$—	$1,362
Mutual funds:
Diversified emerging markets	4,221	—	—	4,221
Foreign large blend	16,740	—	—	16,740
Large-cap blend	15,464	—	—	15,464
Mid-cap blend	7,720	—	—	7,720
Real assets	4,144	—	—	4,144
Fixed income securities:
Corporate notes and bonds	27,892	—	—	27,892
U.S. Treasuries	5,223	—	—	5,223
Mortgage-backed securities	—	3,000	—	3,000
Asset-backed securities	—	3,153	—	3,153
Net asset	$81,404	$7,515	$—	$88,919
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
A summary of each multiemployer pension plan for which we participate is presented below:

Pension Fund	EIN/ Pension Plan No.	Pension Protection Act Zone Status(1)		FIP/RP Status Pending/ Implemented	Company Contributions (in thousands)			Surcharge Imposed	Expiration Date of CBA
		2023	2022		2023	2022	2021
LIUNA	52-6074345/001	Green	Green	No	$406	$395	$378	No	6/7/2025
IUOE	36-6052390/001	Green	Green	No	349	376	328	No	8/1/2027
CSSS(2)	36-6044243/001	Red	Red	Yes	51	51	51	NA	NA

(1)The Pension Protection Act of 2006 defines the zone status as follows: green—healthy, yellow—endangered, orange—seriously endangered and red—critical.
(2)In 2011, we withdrew from the Central States, Southeast and Southwest Areas Pension Plan. The withdrawal liability of $1.0 million will be paid in monthly installments of approximately $4,000 until 2031.
Our contributions to individual multiemployer pension funds did not exceed 5% of the fund’s total contributions for the years ended December 31, 2023, 2022 and 2021. Additionally, our contributions to multiemployer post-retirement benefit plans were immaterial for all periods presented in the accompanying consolidated financial statements.
We also sponsor a defined contribution plan covering certain employees. We contribute to the plan in two ways. For certain employees not covered by the defined benefit plan, we make a contribution equal to 4% of their salary. For all other eligible employees, we make a contribution of up to 6% of eligible earnings. Contributions were $7.7 million, $6.9 million and $5.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Supplemental balance sheet information related to leases (in thousands except for term and rate information) was as follows:

Leases	Classification	December 31, 2023	December 31, 2022
Assets
Operating	Lease right-of-use assets	$37,890	$39,088
Finance	Lease right-of-use assets	3,205	3,286
Total leased assets		$41,095	$42,374
Liabilities
Current
Operating	Current portion of operating lease liabilities	$18,569	$19,773
Finance	Current portion of long-term debt	1,147	1,107
Non-Current
Operating	Operating lease liabilities	55,089	64,478
Finance	Long-term debt, net	1,961	2,153
Total lease liabilities		$76,766	$87,511

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

Lease Term and Discount Rate	December 31, 2023	December 31, 2022
Weighted average remaining lease term:
Operating leases	6.2 years	6.4 years
Finance leases	4.8 years	4.4 years

Weighted average discount rate:
Operating leases	6.3%	5.7%
Finance leases	6.6%	5.1%
The components of lease expense included in our Consolidated Statements of Operations were as follows:

Lease Costs	Classification	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating lease costs (1)	Cost of Sales	$37,648	$38,576
Operating lease costs (2)	Selling, general, and administrative	2,539	1,641
Total (3)		$40,187	$40,217
(1) Included short-term operating lease costs of $23.3 million and $23.5 million for the years ended December 31, 2023 and 2022, respectively.
(2) Included short-term operating lease costs of $1.2 million and $0.5 million for the years ended December 31, 2023 and 2022, respectively.
(3) Does not include expense of $0.9 million and $1.5 million for the years ended December 31, 2023 and 2022 for finance leases.
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$25,541	$22,410
Financing cash flows for finance leases	$1,009	$1,576

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$4,768	$14,744
Finance leases	$1,626	$2,536
Maturities of lease liabilities as of December 31, 2023:

Maturities of lease liabilities	Operating leases	Finance leases
2024	$23,405	$1,342
2025	17,252	1,060
2026	13,172	896
2027	9,413	46
2028	7,171	46
Thereafter	21,727	144
Total lease payments	$92,140	$3,534
Less: Interest	16,714	426
Less: Other operating expenses	1,768	—
Total	$73,658	$3,108

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
Income (loss) before income taxes (in thousands) consisted of the following:

	Year ended December 31,
	2023	2022	2021
United States	$172,214	$87,686	$(48,328)
Foreign	23,355	16,313	11,252
Total	$195,569	$103,999	$(37,076)

Income tax (expense) benefit (in thousands) consisted of the following:

	Year ended December 31,
	2023	2022	2021
Current:
Federal	$(6,603)	$(1,650)	$—
State	(5,936)	(3,078)	(3,353)
Foreign	(1,230)	(491)	(1,385)
	(13,769)	(5,219)	(4,738)
Deferred:
Federal	(32,972)	(17,881)	7,589
State	(2,339)	(3,059)	(96)
Foreign	—	—	—
	(35,311)	(20,940)	7,493
Income tax (expense) benefit	$(49,080)	$(26,159)	$2,755
Income tax (expense) benefit (in thousands) differed from the amount that would be provided by applying the U.S. federal statutory rate due to the following:

	Year ended December 31,
	2023	2022	2021
Income tax (expense) benefit computed at U.S. federal statutory rate	$(41,069)	$(21,838)	$7,786
Decrease (increase) resulting from:
Statutory depletion	3,758	2,963	2,012
Prior year tax return reconciliation	(996)	(1,564)	(2,490)
State income taxes, net of federal benefit	(7,385)	(4,003)	445
Impact of international operations	(854)	(830)	(380)
Unrecognized tax benefits	1,055	(89)	(1,302)
Equity compensation	1,684	(195)	(627)
Executive compensation	(4,963)	(300)	(2,092)
Other, net	(310)	(303)	(597)
Income tax (expense) benefit	$(49,080)	$(26,159)	$2,755
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

The tax effects of the types of temporary differences and carry forwards that gave rise to deferred tax assets and liabilities (in thousands) consisted of the following:

	December 31,
	2023	2022
Gross deferred tax assets:
Net operating loss carry forward and state tax credits	$23,839	$54,638
Pension and post-retirement benefit costs	6,214	6,789
Property, plant and equipment	8,210	5,935
Accrued expenses	12,989	18,232
Inventories	369	—
Federal tax credits	—	1,047
Stock-based compensation expense	4,187	6,374
Interest expense limitation	21,685	19,826
Intangibles	4,139	6,366
Lease obligation liability	8,918	11,393
Other	7,406	5,886
Total deferred tax assets	97,956	136,486
Gross deferred tax liabilities:
Land and mineral property basis difference	(130,764)	(124,669)
Fixed assets and depreciation	(67,014)	(74,714)
Inventories	—	(1,170)
Other	(636)	(569)
Total deferred tax liabilities	(198,414)	(201,122)
Net deferred tax liabilities	$(100,458)	$(64,636)
We have federal net operating loss carry forwards of approximately $74.6 million at December 31, 2023, of which $50.5 million is subject to the 80% taxable income limitation with no expiration. The remaining portion of those losses are subject to an annual limitation under Internal Revenue Code Section 382, which will begin to expire 2028 through 2033, but are expected to be fully realized.
The following table is a reconciliation of our unrecognized tax benefits (in thousands):

	Year ended December 31,
	2023	2022	2021
Balance as of January 1	$856	$856	$—
Additions for tax positions of prior years	—	—	856
Lapse in statute of limitations	(856)	—	—
Balance as of December 31	$—	$856	$856
We include potential interest and penalties related to uncertain tax positions in the income tax (expense)/benefit line item in our Consolidated Statements of Operations. During 2023, 2022 and 2021, we accrued estimated interest and penalties related to uncertain tax positions of approximately zero, $0.1 million and $0.4 million, respectively. As of December 31, 2023, 2022 and 2021, we had approximately zero, $0.5 million, and $0.4 million, respectively, of interest and penalties related to uncertain tax positions. We do not expect a significant change to the unrecognized tax benefits during the next twelve months. Tax returns filed with the IRS for the years 2020 through 2022 along with tax returns filed with numerous state entities remain subject to examination.

NOTE S— REVENUE
We consider sales disaggregated at the product and service level by business segment to depict how the nature, amount, timing and uncertainty of revenues and cash flow are impacted by changes in economic factors. The following table reflects our sales disaggregated by major source (in thousands):

	Year Ended December 31, 2023			Year Ended December 31, 2022
Category	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales
Product	$673,848	$557,746	$1,231,594	$576,293	$563,480	$1,139,773
Service	320,428	—	320,428	385,374	—	385,374
Total Sales	$994,276	$557,746	$1,552,022	$961,667	$563,480	$1,525,147
The following tables reflect the changes in our contract assets, which we classify as unbilled receivables and our contract liabilities, which we classify as deferred revenues (in thousands):

	Unbilled Receivables
	December 31, 2023	December 31, 2022
Beginning Balance	$—	$1,957
Reclassifications to billed receivables	—	(4,457)
Revenues recognized in excess of period billings	—	2,500
Ending Balance	$—	$—
We enter into certain customer supply agreements which give the customers the right to purchase certain products for a discounted price at certain volumes over an average initial contract term of one to fifteen years. The advance payments represent future purchases and are recorded as deferred revenue, recognized as revenue over the contract term of each supply agreement.

	Deferred Revenue
	December 31, 2023	December 31, 2022
Beginning Balance	$30,752	$20,741
Revenues recognized from balances held at the beginning of the period	(15,370)	(3,905)
Revenues deferred from period collections on unfulfilled performance obligations	130	27,398
Revenues recognized from period collections	—	(13,482)
Ending Balance	$15,512	$30,752
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

Foreign Operations
The following table includes information related to our foreign operations (in thousands):

	For the years ended
	December 31, 2023	December 31, 2022	December 31, 2021
Total Sales	$110,107	$112,753	$96,317
Pre-tax income	$23,355	$16,313	$11,252
Net income	$18,450	$12,887	$8,889
Foreign operations constituted approximately $23.1 million and $33.4 million of consolidated assets as of December 31, 2023 and 2022, respectively.

NOTE T— RELATED PARTY TRANSACTIONS
There were no related party transactions during the years ended December 31, 2023, 2022 or 2021.

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
The Industrial & Specialty Products segment consists of over 800 product types and materials used in a variety of markets including building and construction products, fillers and extenders, filtration, glassmaking, absorbents, foundry, and sports and recreation.
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

The following table presents sales and segment contribution margin (in thousands) for the reportable segments and other operating results not allocated to the reported segments:

	Year Ended December 31,
	2023	2022	2021
Sales:
Oil & Gas Proppants	$994,276	$961,667	$615,448
Industrial & Specialty Products	557,746	563,480	488,431
Total sales	1,552,022	1,525,147	1,103,879
Segment contribution margin:
Oil & Gas Proppants	361,998	301,837	160,052
Industrial & Specialty Products	187,665	170,280	168,499
Total segment contribution margin	549,663	472,117	328,551
Operating activities excluded from segment cost of sales	(18,268)	(17,159)	(19,655)
Selling, general and administrative	(118,797)	(143,838)	(119,628)
Depreciation, depletion and amortization	(137,259)	(140,166)	(161,131)
Goodwill and other asset impairments	—	—	(202)
Interest expense	(101,709)	(77,598)	(71,157)
Other income, net, including interest income	21,939	10,643	6,146
Income tax (expense) benefit	(49,080)	(26,159)	2,755
Net income (loss)	$146,489	$77,840	$(34,321)
Less: Net loss attributable to non-controlling interest	(436)	(336)	(560)
Net income (loss) attributable to U.S. Silica Holdings, Inc.	$146,925	$78,176	$(33,761)

Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. At both December 31, 2023 and 2022, goodwill of $185.6 million has been allocated to these segments with zero assigned to Oil & Gas Proppants and $185.6 million to Industrial & Specialty Products.

NOTE V— PARENT COMPANY FINANCIALS

U.S. SILICA HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31,
	2023	2022
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$101,378	$48,398
Other receivables	—	275
Due from affiliates	98,206	160,315
Total current assets	199,584	208,988
Investment in subsidiaries	655,993	495,776
Total assets	$855,577	$704,764
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$50	$50
Dividends payable	—	20
Total current liabilities	50	70
Total liabilities	50	70
Stockholders’ Equity:
Preferred stock	—	—
Common stock	877	854
Additional paid-in capital	1,249,460	1,234,834
Retained deficit	(204,159)	(351,084)
Treasury stock, at cost	(196,745)	(186,196)
Accumulated other comprehensive (loss) income	(125)	(1,723)
Total U.S. Silica Holdings, Inc. stockholders’ equity	849,308	696,685
Non-controlling interest	6,219	8,009
Total stockholders' equity	855,527	704,694
Total liabilities and stockholders’ equity	$855,577	$704,764

U.S. SILICA HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Sales	$—	$—	$—
Cost of sales	—	—	—
Operating expenses
Selling, general and administrative	252	253	252
Total operating expenses	252	253	252
Operating loss	(252)	(253)	(252)
Other income (expense)
Interest income	2,983	565	5
Total other income	2,983	565	5
Income (loss) before income taxes and equity in net earnings of subsidiaries	2,731	312	(247)
Income tax expense	—	—	—
Income (loss) before equity in net earnings of subsidiaries	2,731	312	(247)
Equity in earnings of subsidiaries, net of tax	143,758	77,528	(34,074)
Net income (loss)	$146,489	$77,840	$(34,321)
Less: Net loss attributable to non-controlling interest	(436)	(336)	(560)
Net income (loss) attributable to U.S. Silica Holdings, Inc.	$146,925	$78,176	$(33,761)

Net income (loss)	$146,489	$77,840	$(34,321)
Other comprehensive income (loss)
Unrealized gain (loss) on derivatives (net of tax of $281, $(746), and $0 for 2023, 2022, and 2021, respectively)	882	(2,342)	—
Foreign currency translation adjustment (net of tax of $90, $(269), and $(309) for 2023, 2022 and 2021, respectively)	281	(845)	(1,000)
Pension and other post-retirement benefits liability adjustment (net of tax of $139, $355, and $3,131 for 2023, 2022 and 2021, respectively)	435	1,115	9,828
Comprehensive income (loss)	$148,087	$75,768	$(25,493)
Less: Comprehensive loss attributable to non-controlling interest	(436)	(336)	(560)
Comprehensive income (loss) attributable to U.S. Silica Holdings, Inc.	$148,523	$76,104	$(24,933)

U.S. SILICA HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

(amounts in thousands)	Par Value	Treasury Stock	Additional Paid-In Capital	Retained Deficit - Present	Accumulated Other Comprehensive (Loss) Income	Total U.S. Silica, Inc. Stockholders' Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2021	$827	$(181,615)	$1,200,023	$(395,496)	$(8,479)	$615,260	$11,531	$626,791
Net loss	—	—	—	(33,761)	—	(33,761)	(560)	(34,321)
Foreign currency translation adjustment	—	—	—	—	(1,000)	(1,000)	—	(1,000)
Pension and post-retirement liability	—	—	—	—	9,828	9,828	—	9,828
Cash dividends	—	—	—	(3)	—	(3)	—	(3)
Distributions to non-controlling interest	—	—	—	—	—	—	(1,103)	(1,103)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	18,809	—	—	18,809	—	18,809
Proceeds from options exercised	—	344	(239)	—	—	105	—	105
Shares withheld for employee taxes related to vested restricted stock and stock units	18	(5,023)	(18)	—	—	(5,023)	—	(5,023)
Balance at December 31, 2021	$845	$(186,294)	$1,218,575	$(429,260)	$349	$604,215	$9,868	$614,083
Net income	—	—	—	78,176	—	78,176	(336)	77,840
Unrealized loss on derivatives	—	—	—	—	(2,342)	(2,342)	—	(2,342)
Foreign currency translation adjustment	—	—	—	—	(845)	(845)	—	(845)
Pension and post-retirement liability	—	—	—	—	1,115	1,115	—	1,115
Distributions to non-controlling interest	—	—	—	—	—	—	(1,523)	(1,523)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	18,364	—	—	18,364	—	18,364
Proceeds from options exercised	—	3,051	(2,096)	—	—	955	—	955
Shares withheld for employee taxes related to vested restricted stock and stock units	9	(2,953)	(9)	—	—	(2,953)	—	(2,953)
Balance at December 31, 2022	$854	$(186,196)	$1,234,834	$(351,084)	$(1,723)	$696,685	$8,009	$704,694
Net income	—	—	—	146,925	—	146,925	(436)	146,489
Unrealized gain on derivatives	—	—	—	—	882	882	—	882
Foreign currency translation adjustment	—	—	—	—	281	281	—	281
Pension and post-retirement liability	—	—	—	—	435	435	—	435
Distributions to non-controlling interest	—	—	—	—	—	—	(1,354)	(1,354)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	14,649	—	—	14,649	—	14,649
Shares withheld for employee taxes related to vested restricted stock and stock units	23	(10,549)	(23)	—	—	(10,549)	—	(10,549)
Balance at December 31, 2023	$877	$(196,745)	$1,249,460	$(204,159)	$(125)	$849,308	$6,219	$855,527

U.S. SILICA HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Operating activities:
Net income (loss)	$146,489	$77,840	$(34,321)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Undistributed (income) loss from equity method investment, net	(143,758)	(77,528)	34,074
Changes in assets and liabilities, net of effects of acquisitions:
Other receivables	275	(275)	—
Accounts payable and accrued liabilities	—	—	(236)
Net cash provided by (used in) operating activities	3,006	37	(483)
Investing activities:
Investment in subsidiary	—	—	—
Net cash used in investing activities	—	—	—
Financing activities:
Dividends paid	(23)	(164)	(26)
Proceeds from options exercised	—	955	105
Tax payments related to shares withheld for vested restricted stock and stock units	(10,549)	(2,953)	(5,023)
Distributions to non-controlling interest	(1,354)	(1,523)	(1,103)
Net financing activities with subsidiaries	61,900	5,050	6,675
Net cash provided by financing activities	49,974	1,365	628
Net increase in cash and cash equivalents	52,980	1,402	145
Cash and cash equivalents, beginning of period	48,398	46,996	46,851
Cash and cash equivalents, end of period	$101,378	$48,398	$46,996
Supplemental cash flow information:
Cash received during the period for:
Interest	$(2,983)	$(565)	$(17)

Notes to Condensed Financial Statements of Registrant (Parent Company Only)
These condensed parent company only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, because the restricted net assets of the subsidiaries of U.S. Silica Holdings, Inc. (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of our consolidated net assets. The ability of our operating subsidiaries to pay dividends may be restricted due to the terms of our Credit Facility, as discussed in Note J - Debt to these financial statements.
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

NOTE W— SUBSEQUENT EVENTS
We evaluated subsequent events through the date the consolidated financial statements were available for issuance and did not identify any events requiring disclosure.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As noted in the COSO framework, an internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance to management and the Board of Directors regarding achievement of an entity's financial reporting objectives. Based upon the evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in its report below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
U.S. Silica Holdings, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of U.S. Silica Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 27, 2024 expressed an unqualified opinion on those financial statements.

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

GRANT THORNTON LLP
Houston, Texas
February 27, 2024

ITEM 9B.	OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b-5-1(c) or any "non-Rule 10b-5-1 trading arrangement:.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to directors and corporate governance will be set forth under “Proposal No. 1: Election of Directors” in the 2024 Proxy Statement and is incorporated herein by reference.
The information required by this item with respect to executive officers of U.S. Silica, pursuant to the instruction of Item 401 of Regulation S-K, is set forth following Part I, Item 1. of this Annual Report on Form 10-K under “Executive Officers of the Registrant”.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item will be set forth under “Executive and Director Compensation” and “Report of Compensation Committee” in the 2024 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management will be set forth under “Stock Ownership” in the 2024 Proxy Statement and is incorporated herein by reference.
The information required by Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is furnished as a separate item captioned “Securities Authorized for Issuance Under Equity Compensation Plans” included in Part II, Item 5. of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth under “Transactions with Related Persons” and “Determination of Independence” in the 2024 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be set forth under “Ratification of Grant Thornton LLP as Independent Registered Public Accounting Firm for 2024” in the 2024 Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this report:
    Consolidated Financial Statements
The Consolidated Financial Statements, together with the report thereon of Grant Thornton LLP, dated February 27, 2024, are included as part of Item 8. Financial Statements and Supplementary Data.

    Financial Statement Schedules
Schedule I - Condensed Financial Information of Parent (U.S. Silica Holdings, Inc.) at December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021 is included in Note V - Parent Company Financial Statements to the Consolidated Financial Statements, included as part of Item 8. Financial Statements and Supplementary Data.

    Exhibits
The information called for by this Item is incorporated herein by reference from the Exhibit Index included in this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1#	Agreement and Plan of Merger, dated as of March 22, 2018, by and among EP Acquisition Parent, Inc. US Silica Company, Tranquility Acquisition Corp., EPMC Parent LLC, as the Stockholders' Representative, and solely for the purposes of Section 11.17, Golden Gate Private Equity, Inc.	10-Q	001-35416	2.1	April 24, 2018
3.1	Third Amended and Restated Certificate of Incorporation of U.S. Silica Holdings, Inc., effective May 4, 2017.	8-K	001-35416	3.1	May 10, 2017
3.2	Third Amended and Restated Bylaws of U.S. Silica Holdings, Inc., effective May 4, 2017.	8-K	001-35416	3.2	May 10, 2017
4.1	Specimen Common Stock Certificate.	S-1/A	333-175636	4.1	December 7, 2011
4.2	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Exchange Act	10-K	001-35416	4.2	February 25, 2020
10.1+	Employment Agreement dated as of March 22, 2012 by and between U.S. Silica Company and Bryan A. Shinn	8-K	001-35416	10.1	March 22, 2012
10.2+	Form of Nonqualified Stock Option Agreement.	S-1/A	333-175636	10.17	August 29, 2011

10.3+	Form of Indemnification Agreement.	S-1/A	333-175636	10.20	December 29, 2011
10.4+	Letter Agreement, dated as of December 27, 2011, by and between William J. Kacal and U.S. Silica Holdings, Inc.	S-1/A	333-175636	10.24	December 29, 2011
10.5+	Letter Agreement, dated April 27, 2012, by and between Peter Bernard and U.S. Silica Holdings, Inc.	8-K	001-35416	10.10	May 1, 2012
10.6+	Omnibus Amendment dated February 18, 2016 to Award Agreements.	8-K	001-35416	10.3	February 23, 2016
10.7+	Form of Nonqualified Stock Option Agreement.	10-K	001-35416	10.2	February 25, 2015
10.8+	Amendment dated February 18, 2016 to Employment Agreement by and between U.S. Silica Holdings, Inc. and Bryan Shinn.	8-K	001-35416	10.2	February 23, 2016
10.9+	Omnibus Amendment dated November 3, 2016 to Award Agreements.	10-K	001-35416	10.22	February 23, 2017
10.10+	Letter Agreement, effective August 15, 2017, by and between Diane Duren and U.S. Silica Holdings, Inc.	8-K	001-35416	10.1	August 18, 2017
10.11#	Fourth Amended and Restated Credit Agreement, dated as of March 23, 2023, by and among USS Holdings, Inc., as guarantor, U.S. Silica Company, as borrower, certain of U.S. Silica Company's subsidiaries as additional guarantors, the lenders named therein and BNP Paribas, as administrative agent for the lenders.	8-K	001-35416	10.1	March 23, 2023
10.12+	Form of Restricted Stock Unit Agreement, Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan.	10-Q	001-35416	10.1	May 1, 2020
10.13+	U.S. Silica Holdings, Inc. Amended and Restated Change in Control Severance Plan, as amended and restated April 29, 2020.	10-Q	001-35416	10.2	May 1, 2020
10.14+	Form of Performance Share Unit Agreement (Relative TSR) Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan	10-Q	001-35416	10.1	April 30, 2021
10.15+	Letter Agreement, effective September 21, 2021, by and between Sandra Rogers and U.S. Silica Holdings, Inc.	10-K	001-35416	10.19	February 25, 2022
10.16+	Form of Restricted Stock Unit Agreement Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan	10-Q	001-35416	10.1	April 29, 2022
10.17+	Form of Performance Share Unit Agreement (Relative TSR) Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan	10-Q	001-35416	10.2	April 29, 2022
10.18+	Form of Performance Share Unit Agreement (Adjusted Cash Flow) Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan	10-Q	001-35416	10.3	April 29 2022
10.19+	Form of Restricted Stock Unit Agreement, Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan.	10-Q	001-35416	10.2	April 28, 2023
10.20+	Form of Performance Share Unit Agreement (Relative TSR) Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan	10-Q	001-35416	10.3	April 28, 2023

10.21+	Form of Performance Share Unit Agreement (Adjusted Cash Flow) Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan	10-Q	001-35416	10.4	April 28, 2023
10.22+	Fifth Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan, as amended and restated May 11, 2023	8-K	001-35416	10.1	May 12, 2023
10.23+*	Letter Agreement, dated June 29, 2023, by and between Simon Bates and U.S. Silica Holdings, Inc.
10.24+*	Letter Agreement, dated July 13, 2023, by and between Jimmi Sue Smith and U.S. Silica Holdings, Inc.
10.25+#	Separation, Consulting and General Release Agreement dated August 10, 2023 by and between Michael L. Winkler, U.S. Silica Company and U.S. Silica Holdings, Inc.	8-K	001-35416	10.1	August 11, 2023
10.26+#	Confidential Separation, Severance and General Release Agreement dated November 17, 2023 by and between Donald A. Merril, U.S. Silica Company and U.S. Silica Holdings, Inc.	8-K	001-35416	10.1	November 24, 2023
21.1*	List of subsidiaries of U.S. Silica Holdings, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
23.2*	Consent of Third Party Qualified Person
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification by Bryan A. Shinn, Chief Executive Officer.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification by Kevin J. Hough, Chief Financial Officer.
32.1*	Section 1350 Certification by Bryan A. Shinn, Chief Executive Officer.
32.2*	Section 1350 Certification by Kevin J. Hough, Chief Financial Officer.
95.1*	Mine Safety Disclosure.
96.1	Technical Report Summary, Ottawa Site, LaSalle County, Illinois	10-K	001-35416	96.1	February 24, 2023
96.2	Technical Report Summary, Colado Site, Pershing County, Nevada	10-K	001-35416	96.2	February 24, 2023
96.3	Technical Report Summary, Lamesa Site, Lamesa, Dawson County, Texas	10-K	001-35416	96.3	February 24, 2023
96.4	Technical Report Summary, Crane Site, Crane County, Texas	10-K	001-35416	96.4	February 24, 2023
97.1*	Executive Compensation Clawback Policy (As Amended and Restated July 20, 2023)
101*	101.INS XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
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
Not applicable.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of February, 2024.

U.S. Silica Holdings, Inc.

/s/ BRYAN A. SHINN
Name:	Bryan A. Shinn
Title:	Chief Executive Officer
    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ BRYAN A. SHINN	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2024
Bryan A. Shinn

/S/ KEVIN J. HOUGH	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2024
Kevin J. Hough

/S/ CHARLES SHAVER	Chairman of the Board	February 27, 2024
Charles Shaver

/S/ PETER BERNARD	Director	February 27, 2024
Peter Bernard

/s/ DIANE DUREN	Director	February 27, 2024
Diane Duren

/S/ WILLIAM J. KACAL	Director	February 27, 2024
William J. Kacal

/s/ SANDRA ROGERS	Director	February 27, 2024
Sandra Rogers
/s/ JIMMI SUE SMITH	Director	February 27, 2024
Jimmi Sue Smith

/s/ SIMON BATES	Director	February 27, 2024
Simon Bates

S-1