Form 10-Q
period 2024-03-31
U.S. SILICA HOLDINGS, INC.
filed 2024-04-26
CIK 1524741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☑
As of April 19, 2024, 78,133,202 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

U.S. SILICA HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2024

PART I-FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share information)

	Unaudited	Audited
	March 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$234,481	$245,716
Accounts receivable, net	189,506	185,917
Inventories, net	139,535	149,429
Prepaid expenses and other current assets	15,124	19,682
Total current assets	578,646	600,744
Property, plant and mine development, net	1,107,352	1,125,220
Lease right-of-use assets	41,678	41,095
Goodwill	185,649	185,649
Intangible assets, net	129,033	131,384
Other assets	12,701	12,501
Total assets	$2,055,059	$2,096,593
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$122,588	$147,479
Current portion of operating lease liabilities	17,753	18,569
Current portion of long-term debt	12,708	16,367
Current portion of deferred revenue	1,226	3,124
Income tax payable	5,697	311
Total current liabilities	159,972	185,850
Long-term debt, net	796,755	823,670
Deferred revenue	12,456	12,388
Liability for pension and other post-retirement benefits	24,679	28,715
Deferred income taxes, net	100,452	100,458
Operating lease liabilities	53,912	55,089
Other long-term liabilities	36,508	34,896
Total liabilities	1,184,734	1,241,066
Commitments and Contingencies (Note N)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; zero issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 89,403,532 issued and 78,090,519 outstanding at March 31, 2024; 87,970,110 issued and 77,192,239 outstanding at December 31, 2023	891	877
Additional paid-in capital	1,253,497	1,249,460
Retained deficit	(190,471)	(204,159)
Treasury stock, at cost, 11,313,013 and 10,777,871 shares at March 31, 2024 and December 31, 2023, respectively	(202,363)	(196,745)
Accumulated other comprehensive income (loss)	2,623	(125)
Total U.S. Silica Holdings, Inc. stockholders’ equity	864,177	849,308
Non-controlling interest	6,148	6,219
Total stockholders' equity	870,325	855,527
Total liabilities and stockholders’ equity	$2,055,059	$2,096,593
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Sales:
Product	$261,794	$344,014
Service	64,148	98,226
Total sales	325,942	442,240
Cost of sales (excluding depreciation, depletion and amortization):
Product	178,714	225,894
Service	45,010	67,239
Total cost of sales (excluding depreciation, depletion and amortization)	223,724	293,133
Operating expenses:
Selling, general and administrative	30,754	29,163
Depreciation, depletion and amortization	31,368	35,386
Total operating expenses	62,122	64,549
Operating income	40,096	84,558
Other (expense) income:
Interest expense	(24,263)	(24,061)
Other income (expense), net, including interest income	2,523	(2,352)
Total other expense	(21,740)	(26,413)
Income before income taxes	18,356	58,145
Income tax expense	(4,775)	(13,573)
Net income	$13,581	$44,572
Less: Net loss attributable to non-controlling interest	(107)	(76)
Net income attributable to U.S. Silica Holdings, Inc.	$13,688	$44,648
Earnings per share attributable to U.S. Silica Holdings, Inc.:
Basic	$0.18	$0.58
Diluted	$0.17	$0.57
Weighted average shares outstanding:
Basic	77,671	76,517
Diluted	79,032	78,292
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$13,581	$44,572
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives (net of tax of $27 and $(309)) for the three months ended March 31, 2024 and 2023, respectively.	84	(969)
Foreign currency translation adjustment (net of tax of $(45) and $71) for the three months ended March 31, 2024 and 2023, respectively.	(144)	222
Pension and other post-retirement benefits liability adjustment (net of tax of $895 and $7) for the three months ended March 31, 2024 and 2023, respectively.	2,808	22
Comprehensive income	$16,329	$43,847
Less: Comprehensive loss attributable to non-controlling interest	(107)	(76)
Comprehensive income attributable to U.S. Silica Holdings, Inc.	$16,436	$43,923
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; dollars in thousands)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total U.S. Silica Holdings Inc., Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2023	$877	$(196,745)	$1,249,460	$(204,159)	$(125)	$849,308	$6,219	$855,527
Net income (loss)	—	—	—	13,688	—	13,688	(107)	13,581
Unrealized gain on derivatives	—	—	—	—	84	84	—	84
Foreign currency translation adjustment	—	—	—	—	(144)	(144)	—	(144)
Pension and post-retirement liability	—	—	—	—	2,808	2,808	—	2,808
Contributions from non-controlling interest	—	—	—	—	—	—	36	36
Common stock-based compensation plans activity:
Equity-based compensation	—	—	4,051	—	—	4,051	—	4,051
Tax payments related to shares withheld for vested restricted stock and stock units	14	(5,618)	(14)	—	—	(5,618)	—	(5,618)
Balance at March 31, 2024	$891	$(202,363)	$1,253,497	$(190,471)	$2,623	$864,177	$6,148	$870,325

Balance at December 31, 2022	$854	$(186,196)	$1,234,834	$(351,084)	$(1,723)	$696,685	$8,009	$704,694
Net income (loss)	—	—	—	44,648	—	44,648	(76)	44,572
Unrealized loss on derivatives	—	—	—	—	(969)	(969)	—	(969)
Foreign currency translation adjustment	—	—	—	—	222	222	—	222
Pension and post-retirement liability	—	—	—	—	22	22	—	22
Distributions to non-controlling interest	—	—	—	—	—	—	(350)	(350)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	3,286	—	—	3,286	—	3,286
Tax payments related to shares withheld for vested restricted stock and stock units	22	(9,920)	(22)	—	—	(9,920)	—	(9,920)
Balance at March 31, 2023	$876	$(196,116)	$1,238,098	$(306,436)	$(2,448)	$733,974	$7,583	$741,557

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net income	$13,581	$44,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	31,368	35,386
Debt issuance amortization	615	1,131
Original issue discount amortization	1,015	220
Deferred income taxes	(883)	8,899
Deferred revenue	(1,700)	(5,569)
Loss on disposal of property, plant and equipment	184	264
Equity-based compensation	4,051	3,286
Allowance for credit losses, net of recoveries	(1,028)	(186)
Other	8,212	8,024
Changes in operating assets and liabilities:
Accounts receivable	(2,561)	(17,578)
Inventories	9,895	(4,763)
Prepaid expenses and other current assets	4,561	3,657
Income taxes	5,386	4,308
Accounts payable and accrued expenses	(20,700)	(32,709)
Operating lease liabilities	(6,609)	(6,503)
Liability for pension and other post-retirement benefits	(4,037)	(433)
Other noncurrent assets and liabilities	(492)	(1,104)
Net cash provided by operating activities	40,858	40,902
Investing activities:
Capital expenditures	(12,410)	(18,929)
Capitalized intellectual property costs	(74)	(107)
Proceeds from sale of property, plant and equipment	169	105
Net cash used in investing activities	(12,315)	(18,931)
Financing activities:
Dividends paid	—	(1)
Tax payments related to shares withheld for vested restricted stock and stock units	(5,618)	(9,920)
Payments on short-term debt	(3,235)	(2,814)
Payments on long-term debt	(27,188)	(109,062)
Financing fees paid	(3,350)	(40,949)
Contributions from (distributions to) non-controlling interest	36	(350)
Principal payments on finance lease obligations	(423)	(226)
Net cash used in financing activities	(39,778)	(163,322)
Net decrease in cash and cash equivalents	(11,235)	(141,351)
Cash and cash equivalents, beginning of period	245,716	280,845
Cash and cash equivalents, end of period	$234,481	$139,494

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited; dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Supplemental cash flow information:
Cash paid during the period for:
Interest	$21,895	$21,401
Taxes, net of refunds	$122	$354
Non-cash items:
Accrued capital expenditures	$4,505	$4,793
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
Basis of Presentation and Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2024 included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). They do not contain certain information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023; therefore, the unaudited Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Operating results for the three-month period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024. In the opinion of management, all adjustments necessary for a fair presentation have been included. Such adjustments are of a normal, recurring nature.
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
The following table shows the computation of basic and diluted earnings per share:

In thousands, except per share amounts	Three Months Ended March 31,
	2024	2023
Numerator:
Net income attributable to U.S. Silica Holdings, Inc.	$13,688	$44,648

Denominator:
Weighted average shares outstanding	77,671	76,517
Diluted effect of stock awards	1,361	1,775
Weighted average shares outstanding assuming dilution	79,032	78,292

Earnings per share attributable to U.S. Silica Holdings, Inc.:
Basic earnings per share	$0.18	$0.58
Diluted earnings per share	$0.17	$0.57

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

In thousands	Three Months Ended March 31,
	2024	2023
Potentially dilutive shares excluded	—	—
Stock options excluded	349	445
Restricted stock and performance share unit awards excluded	50	50
NOTE D—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) consists of fair value adjustments associated with cash flow hedges, accumulated adjustments for net experience losses and prior service costs related to employee benefit plans and foreign currency translation adjustments, net of tax. The following table presents the changes in accumulated other comprehensive income (loss) by component (in thousands):

	For the Three Months Ended March 31, 2024
	Unrealized (loss) gain on natural gas swaps	Foreign currency translation adjustments	Pension and other post-retirement benefits liability	Total
Beginning Balance	$(1,460)	$(981)	$2,316	$(125)
Other comprehensive income (loss) before reclassifications	84	(144)	3,311	3,251
Amounts reclassified from accumulated other comprehensive income	—	—	(503)	(503)
Ending Balance	$(1,376)	$(1,125)	$5,124	$2,623
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
NOTE E—ACCOUNTS RECEIVABLE
Accounts receivable are recorded when billed or accrued and represent claims against third parties that will be settled in cash. The carrying value of our accounts receivable, net of the allowance for credit losses, represents their estimated net realizable value. Accounts receivable (in thousands) consisted of the following:

	March 31, 2024	December 31, 2023
Trade receivables	$192,998	$190,189
Less: Allowance for credit losses	(4,324)	(5,323)
Net trade receivables	188,674	184,866
Other receivables	832	1,051
Total accounts receivable	$189,506	$185,917

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

The following table reflects the change of the allowance for credit losses (in thousands):

	Oil & Gas Proppants	Industrial & Specialty Products	Total
Beginning balance, December 31, 2023	$3,823	$1,500	$5,323
Allowance for credit losses	(700)	(328)	(1,028)
Recoveries	47	—	47
Write-offs	(18)	—	(18)
Ending balance, March 31, 2024	$3,152	$1,172	$4,324
Our ten largest customers accounted for 47% and 45% of total sales for the three months ended March 31, 2024 and 2023, respectively. No customer accounted for 10% or more of our total sales for the three months ended March 31, 2024 or 2023. At March 31, 2024 and December 31, 2023, none of our customers' accounts receivable represented 10% or more of our total trade accounts receivable.
NOTE F—INVENTORIES
Inventories (in thousands) consisted of the following:

	March 31, 2024	December 31, 2023
Supplies	$65,086	$65,422
Raw materials and work in process	53,315	54,142
Finished goods	21,134	29,865
Total inventories	$139,535	$149,429

NOTE G—PROPERTY, PLANT AND MINE DEVELOPMENT
Property, plant and mine development (in thousands) consisted of the following:

	March 31, 2024	December 31, 2023
Mining property and mine development	$799,120	$793,582
Asset retirement cost	16,550	14,728
Land	53,100	53,100
Land improvements	87,618	87,618
Buildings	77,294	76,691
Machinery and equipment	1,259,972	1,253,734
Furniture and fixtures	3,017	2,841
Construction-in-progress	48,992	54,186
	2,345,663	2,336,480
Accumulated depreciation, depletion, amortization and impairment charges	(1,238,311)	(1,211,260)
Total property, plant and mine development, net	$1,107,352	$1,125,220
Depreciation, depletion, and amortization expense related to property, plant and mine development was $28.1 million and $32.3 million for the three months ended March 31, 2024 and 2023, respectively.

NOTE H—GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill (in thousands) by business segment consisted of the following:

	Oil & Gas Proppants Segment	Industrial & Specialty Products Segment	Total
Balance at December 31, 2023	$—	$185,649	$185,649
Impairment loss	—	—	—
Balance at March 31, 2024	$—	$185,649	$185,649

Goodwill and trade names are evaluated for impairment annually as of October 31, or more frequently when indicators of impairment exist. We evaluated events and circumstances since the date of our last qualitative assessment, including macroeconomic conditions, industry and market conditions, and our overall financial performance. There were no triggering events during the first three months of 2024, therefore, no impairment charges were recorded related to goodwill or trade names for the three months ended March 31, 2024.
The changes in the carrying amount of intangible assets (in thousands) consisted of the following:

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Technology and intellectual property	$72,015	$(36,123)	$35,892	$71,936	$(34,894)	$37,042
Customer relationships	66,999	(38,798)	28,201	66,999	(37,597)	29,402
Total definite-lived intangible assets:	$139,014	$(74,921)	$64,093	$138,935	$(72,491)	$66,444
Trade names	64,240	—	64,240	64,240	—	64,240
Other	700	—	700	700	—	700
Total intangible assets:	$203,954	$(74,921)	$129,033	$203,875	$(72,491)	$131,384

Estimated useful life of technology and intellectual property is 15 years. Estimated useful life of customer relationships is a range of 13 - 20 years.

Amortization expense was $2.4 million for both the three months ended March 31, 2024 and 2023.

The estimated amortization expense related to definite-lived intangible assets (in thousands) for the five succeeding years is as follows:

2024 (remaining nine months)	$7,293
2025	$9,721
2026	$9,721
2027	$9,721
2028	$9,682

NOTE I—DEBT
Debt (in thousands) consisted of the following:

	March 31, 2024	December 31, 2023
Senior secured credit facility:
Revolver expiring March 23, 2028 (10.18% at March 31, 2024 and 10.21% at December 31, 2023)	$—	$—
Term Loan—final maturity March 23, 2030 (9.33% at March 31, 2024 and 10.21% at December 31, 2023)	840,875	868,063
Less: Unamortized original issue discount	(24,598)	(24,183)
Less: Unamortized debt issuance cost	(12,733)	(13,421)
Insurance financing notes payable	3,235	6,470
Finance leases (See Note P - Leases)	2,684	3,108
Total debt	809,463	840,037
Less: current portion	(12,708)	(16,367)
Total long-term portion of debt	$796,755	$823,670
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
During the first quarter of 2024, we entered into Amendment No. 1 to the Credit Agreement (the “Repricing Amendment”), which amends certain terms of the Credit Agreement. The Repricing Amendment reduces the applicable interest rate margins on the Term Loans by 75 basis points to 3.00% (for the Term Loans bearing interest at rates based on the base rate) and to 4.00% (for the Term Loans bearing interest at rates based on the SOFR). The Repricing Amendment also allows us to enter into a repricing transaction without prepayment premium if such repricing transaction occurs after September 25, 2024. The maturity dates of March 23, 2030 with respect to the Term Loans and March 23, 2028 with respect to the revolving credit facility and all other material provisions under the Credit Agreement remain unchanged. We capitalized approximately $2.4 million of debt issuance costs and original issue discount as a result of the Repricing Amendment.
In conjunction with the Repricing Amendment, we completed a voluntary Term Loan principal repayment of $25 million. A proportionate share of debt issuance and original discount costs were written off in conjunction with the prepayments of this debt which resulted in additional expense of $1.0 million. These expenses were recorded in Other (expense) income, net, including interest income in the Consolidated Statements of Operations.
The Credit Facility contains covenants that, among other things, limit our ability, and certain of our subsidiaries' abilities, to create, incur or assume indebtedness and liens, to make acquisitions or investments, to sell assets and to pay dividends. The Credit Agreement also requires us to maintain a consolidated leverage ratio of no more than 4.00:1.00 as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 35% of the Revolver commitment. These covenants are subject to a number of important exceptions and qualifications. The Credit Agreement includes events of default and other affirmative and negative covenants that are usual for facilities and transactions of this type. As of March 31, 2024 and December 31, 2023, we were in compliance with all covenants in accordance with our senior secured Credit Facility.

Term Loan
At March 31, 2024, contractual maturities of our Term Loan (in thousands) are as follows:

2024 (remaining nine months)	$6,375
2025	8,500
2026	8,500
2027	8,500
2028	8,500
Thereafter	800,500
Total	$840,875
Revolving Line-of-Credit
We have a $150.0 million Revolver with zero drawn and $15.3 million allocated for letters of credit as of March 31, 2024, leaving $134.7 million available under the Revolver. Based on our consolidated leverage ratio of 2.07:1.00 as of March 31, 2024, we have access to the full availability of the Revolver.

Insurance Financing Notes Payable

During the third quarter of 2023, we renewed our insurance policies and financed the payments through notes payable with a stated interest rate of 6.6%. These payments will be made in installments throughout a nine-month period and, as such, have been classified as current debt. As of March 31, 2024, the notes payable had a balance of $3.2 million.

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

	Three Months Ended March 31,
	2024	2023
Beginning balance	$30,414	$20,732
Accretion	612	512
Additions and revisions of estimates	1,469	—
Payments	—	(14)
Ending balance	$32,495	$21,230
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

NOTE L—DERIVATIVE INSTRUMENTS
Cash Flow Hedges of Natural Gas Price Risk
Natural gas is the primary fuel source used for drying in the commercial silica production process. In the past, the price of natural gas has been volatile, and we believe this volatility may continue. In order to manage our exposure to natural gas price increases, we entered into natural gas swaps. The derivative instruments are recorded on the balance sheet within other current or long-term assets or liabilities based on maturity dates at their fair values. As of March 31, 2024, the fair value of our natural gas swaps was a liability of $1.8 million, of which $1.7 million was classified within accounts payable and accrued liabilities on our balance sheet and $0.1 million was classified within other long-term obligations on our balance sheet. At December 31, 2023, the fair value of our natural gas swaps was a liability of $1.9 million, of which $1.8 million was classified within accounts payable and accrued liabilities on our balance sheet and $0.1 million was classified within other long-term obligations on our balance sheet.
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

	March 31, 2024				December 31, 2023
	Maturity Date	Contract/Notional Amount (MMBtu)	Carrying Amount	Fair Value	Maturity Date	Contract/Notional Amount (MMBtu)	Carrying Amount	Fair Value
Natural Gas - W. Texas (WAHA) - Inside FERC	2024	870,000	$(1,475)	$(1,475)	2024	870,000	$(1,542)	$(1,542)
Natural Gas - W. Texas (WAHA) - Inside FERC	2024	750,000	$—	$—	2024	750,000	$(11)	$(11)
Natural Gas - Henry Hub - NYMEX	2024	120,000	$(218)	$(218)	2024	120,000	$(258)	$(258)
Natural Gas - Henry Hub - NYMEX	2025	90,000	$(121)	$(121)	2025	90,000	$(115)	$(115)
During the three months ended March 31, 2024, we had no ineffectiveness for the natural gas swap derivatives.
The following table summarizes the effect of derivative instruments (in thousands) on our income statements and our consolidated statements of comprehensive income:

	Three Months Ended March 31,
	2024	2023
Deferred losses from derivatives in OCI, beginning of period	$(1,460)	$(2,342)
Gain (loss) recognized in OCI from derivative instruments	84	(969)
Deferred losses from derivatives in OCI, end of period	$(1,376)	$(3,311)
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

Stock Options

The following table summarizes the status of, and changes in, our stock option awards during the three months ended March 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2023	349,080	$37.24	1.1 years
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding at March 31, 2024	349,080	$37.24	0.9 years
Exercisable at March 31, 2024	349,080	$37.24	0.9 years
There were no grants of stock options during the three months ended March 31, 2024 and 2023.
There was no stock option exercise activity during the three months ended March 31, 2024 and 2023.

As of March 31, 2024 and 2023, there was no unrecognized compensation expense related to these options. We account for forfeitures as they occur.
Restricted Stock and Restricted Stock Unit Awards
The following table summarizes the status of, and changes in, our unvested restricted stock awards during the three months ended March 31, 2024:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2023	1,253,979	$11.33
Granted	832,615	$10.76
Vested	(457,134)	$10.49
Forfeited	(2,279)	$11.73
Unvested, March 31, 2024	1,627,181	$11.27
We granted 832,615 and 493,934 restricted stock and restricted stock unit awards during the three months ended March 31, 2024 and 2023, respectively. The fair value of the awards was based on the market price of our stock at date of grant.
We recognized $2.2 million and $1.6 million of equity-based compensation expense related to restricted stock and restricted stock units during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was $15.2 million of unrecognized compensation expense related to these restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 2.3 years.
We also granted cash awards during the three months ended March 31, 2020. These awards vested over a period of three years and were settled in cash. As such, these awards were classified as liability instruments. We recognized zero and $0.3 million of expense related to these awards for the three months ended March 31, 2024 and 2023, respectively. The liability for these awards was included in accounts payable and other accrued expenses on our balance sheets. These awards were remeasured at fair value each reporting period with resulting changes reflected in our income statements. As of March 31, 2024, there was no unrecognized expense related to these awards.

Performance Share Unit Awards
The following table summarizes the status of, and changes in, our performance share unit awards during the three months ended March 31, 2024:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2023	1,874,060	$11.73
Granted	1,107,359	$11.59
Vested	(973,529)	$10.53
Forfeited/Cancelled	(74,572)	$15.86
Unvested, March 31, 2024	1,933,318	$12.10
We granted 1,107,359 and 1,289,980 performance share unit awards during the three months ended March 31, 2024 and 2023, respectively. A portion of these awards was measured against total shareholder return ("TSR"), and a portion was measured against adjusted free cash flow ("ACF") targets. The grant date weighted average fair value of these awards was estimated to be $11.59 and $9.53 for the three months ended March 31, 2024 and 2023, respectively.
The number of TSR measured units that will vest will depend on the percentage ranking of our TSR compared to the TSR for each of the companies in the peer group over the three year period from January 1, 2024 through December 31, 2026 for the 2024 grant, January 1, 2023 through December 31, 2025 for the 2023 grant, and January 1, 2022 through December 31, 2024 for the 2022 grant. The number of ACF measured units that will vest will be based on ACF achievement versus target. The ACF targets are set annually and are approved by the Board of Directors. The related compensation expense is recognized on a straight-line basis over the vesting period.
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
We recognized $1.9 million and $1.7 million of compensation expense related to performance share unit awards during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was $15.3 million of unrecognized compensation expense related to these performance share unit awards, which is expected to be recognized over a weighted-average period of 2.3 years.
We also granted cash awards during the three months ended March 31, 2020. These awards vested over a period of three years and were settled in cash. As such, these awards were classified as liability instruments. We recognized zero and $0.1 million of expense related to these awards for the three months ended March 31, 2024 and 2023, respectively. The liability for these awards was included in accounts payable and other accrued expenses on our balance sheets. These awards were remeasured at fair value each reporting period with resulting changes reflected in our income statements. As of March 31, 2024, there was no unrecognized expense related to these awards.

NOTE N—COMMITMENTS AND CONTINGENCIES
Future Minimum Annual Commitments at March 31, 2024 (in thousands):

Minimum Purchase Commitments
2024 (remaining nine months)	$8,730
2025	6,661
2026	4,520
2027	2,048
2028	1,648
Thereafter	1,600
Total future purchase commitments	$25,207
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
Other Commitments and Contingencies
Our operating subsidiary, U.S. Silica Company (“U.S. Silica”), has been named as a defendant in various product liability claims alleging silica exposure causing silicosis. During the three months ended March 31, 2024, no new claims were brought against U.S. Silica. As of March 31, 2024, there were 39 active silica-related product liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, it is not reasonably possible that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations that exceeds the accrual amounts.
We have recorded estimated liabilities for these claims in other long-term liabilities and an estimate of future recoveries under insurance in other assets on our consolidated balance sheets. For both March 31, 2024 and December 31, 2023, other non-current assets included zero for insurance for third-party product liability claims. As of both March 31, 2024 and December 31, 2023 other long-term liabilities included $0.9 million for third-party product liability claims.
Obligations under Guarantees
We have indemnified our insurers against any loss they may incur in the event that holders of surety bonds, issued on our behalf, execute the bonds. As of March 31, 2024, there was $55.8 million in bonds outstanding, of which $51.8 million related to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to licenses, permits, and tax collection.

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
Net pension benefit cost (in thousands) consisted of the following:

	Three Months Ended March 31,
	2024	2023
Service cost	$483	$573
Interest cost	1,084	1,248
Expected return on plan assets	(1,159)	(1,519)
Net amortization and deferral	13	(2)
Net pension benefit costs	$421	$300
Net post-retirement benefit cost (in thousands) consisted of the following:

	Three Months Ended March 31,
	2024	2023
Service cost	$2	$4
Interest cost	79	80
Unrecognized prior service cost	(516)	(516)
Unrecognized net gain	(166)	(131)
Net post-retirement benefit income	$(601)	$(563)
We made no contributions to the qualified pension plan for the three months ended March 31, 2024 and 2023. Our best estimates of expected required contributions to the pension and post-retirement medical benefit plans for the 2024 fiscal year are $4.8 million and $0.9 million, respectively.
We contribute to three multiemployer defined benefit pension plans under the terms of collective-bargaining agreements for union-represented employees. A multiemployer plan is subject to collective bargaining for employees of two or more unrelated companies. These plans allow multiple employers to pool their pension resources and realize efficiencies associated with the daily administration of the plan. Multiemployer plans are generally governed by a board of trustees composed of management and labor representatives and are funded through employer contributions. However, in most cases, management is not directly represented. Our contributions to individual multiemployer pension funds did not exceed 5% of the fund’s total contributions for the three months ended March 31, 2024 and 2023. Additionally, our contributions to multiemployer post-retirement benefit plans were immaterial for all periods presented in the accompanying condensed consolidated financial statements.
We also sponsor a defined contribution plan covering certain employees. We contribute to the plan in two ways. For certain employees not covered by the defined benefit plan, we make a contribution equal to 4% of their salary. For all other eligible employees, we make a contribution up to 6% of eligible earnings. Contributions were $2.8 million and $2.1 million for the three months ended March 31, 2024 and 2023, respectively.

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
Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

Leases	Classification	March 31, 2024	December 31, 2023
Assets
Operating	Lease right-of-use assets	$38,859	$37,890
Finance	Lease right-of-use assets	2,819	3,205
Total leased assets		$41,678	$41,095
Liabilities
Current
Operating	Current portion of operating lease liabilities	$17,753	$18,569
Finance	Current portion of long-term debt	973	1,147
Non-current
Operating	Operating lease liabilities	53,912	55,089
Finance	Long-term debt, net	1,711	1,961
Total lease liabilities		$74,349	$76,766

Lease Term and Discount Rate
Weighted average remaining lease term:
Operating		6.1 years	6.2 years
Finance		5.1 years	4.8 years

Weighted average discount rate:
Operating		7.0%	6.3%
Finance		8.0%	6.6%
The components of lease expense (in thousands) were as follows:

Lease Costs	Classification	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Operating lease costs(1)	Cost of sales	$9,108	$10,443
Operating lease costs(2)	Selling, general and administrative	419	595
Total (3)		$9,527	$11,038

(1) Included short-term operating lease costs of $4.9 million and $6.8 million for the three months ended March 31, 2024 and 2023, respectively.
(2) Included short-term operating lease costs of $0.1 million and $0.3 million for the three months ended March 31, 2024 and 2023 respectively.
(3) Not included were expenses for finance leases of $0.3 million and $0.2 million for the three months ended March 31, 2024 and 2023,respectively.
Supplemental cash flow information (in thousands) related to leases was as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6,609	$6,503
Financing cash flows for finance leases	$478	$268

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$5,085	$472
Finance leases	$—	$—
Maturities of lease liabilities (in thousands) as of March 31, 2024:

	Operating leases	Finance leases
2024 (remaining nine months)	$17,349	$863
2025	17,960	1,060
2026	14,089	896
2027	10,497	46
2028	8,255	46
Thereafter	21,687	144
Total lease payments	$89,837	$3,055
Less: Interest	16,540	371
Less: Other operating expenses	1,632	—
Total	$71,665	$2,684
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
For the three months ended March 31, 2024 and 2023, we had tax expense of $4.8 million and $13.6 million, respectively. The effective tax rates were 26% and 23% for the three months ended March 31, 2024 and 2023, respectively. Without discrete items, which primarily consist of the tax impact of non-US income taxes, the effective tax rates for the three months ended March 31, 2024 and 2023 would have been 24% and 26%, respectively.
During the three months ended March 31, 2024 and 2023, we recorded tax expense of zero and a tax benefit of $2.3 million, respectively, related to equity compensation.
Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes. For the three months ended March 31, 2024, the benefit received from statutory percentage depletion allowances was offset by nondeductible executive compensation and state income taxes.

NOTE R— REVENUE
We consider sales disaggregated at the product and service level by business segment to depict how the nature, amount, timing and uncertainty of revenues and cash flow are impacted by changes in economic factors. The following table disaggregates our sales by major source (in thousands):

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
Category	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales
Product	$119,024	$142,770	$261,794	$201,787	$142,227	$344,014
Service	64,148	—	64,148	98,226	—	98,226
Total Sales	$183,172	$142,770	$325,942	$300,013	$142,227	$442,240

The following tables reflect the changes in our contract assets, which we classify as unbilled receivables and our contract liabilities, which we classify as deferred revenues, for the three months ended March 31, 2024 and 2023 (in thousands):

	Unbilled Receivables
	March 31, 2024	March 31, 2023
Beginning Balance	$—	$—
Reclassifications to billed receivables	—	—
Revenues recognized in excess of period billings	159	—
Ending Balance	$159	$—

	Deferred Revenue
	March 31, 2024	March 31, 2023
Beginning Balance	$15,512	$30,752
Revenues recognized from balances held at the beginning of the period	(1,830)	(5,569)
Revenues deferred from period collections on unfulfilled performance obligations	—	—
Revenues recognized from period collections	—	—
Ending Balance	$13,682	$25,183
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
Foreign Operations
The following table includes information related to our foreign operations (in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Total Sales	$21,470	$29,932
Pre-tax income	$6,947	$6,902
Net income	$5,488	$5,452
Foreign operations constituted approximately $18.0 million and $36.9 million of consolidated assets as of March 31, 2024 and 2023, respectively.

NOTE S— RELATED PARTY TRANSACTIONS
There were no related party transactions during the three months ended March 31, 2024 or 2023.
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
The Industrial & Specialty Products segment consists of over 800 product types and materials used in a variety of industries, including container glass, fiberglass, specialty glass, flat glass, building products, fillers and extenders, foundry products, chemicals, recreation products and filtration products.
An operating segment’s performance is primarily evaluated based on segment contribution margin, which excludes selling, general, and administrative costs, depreciation, depletion and amortization, corporate costs, plant capacity expansion expenses, and facility closure costs. We believe that segment contribution margin, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, segment contribution margin is a non-GAAP measure and should be considered in addition to, not a substitute for, or superior to, net income (loss) or other measures of financial performance prepared in accordance with GAAP. The other accounting policies of each of the two reportable segments are the same as those in Note B - Summary of Significant Accounting Policies to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
The following table presents sales and segment contribution margin (in thousands) for the reportable segments and other operating results not allocated to the reportable segments:

	Three Months Ended March 31,
	2024	2023
Sales:
Oil & Gas Proppants	$183,172	$300,013
Industrial & Specialty Products	142,770	142,227
Total sales	325,942	442,240
Segment contribution margin:
Oil & Gas Proppants	59,515	109,897
Industrial & Specialty Products	45,949	42,929
Total segment contribution margin	105,464	152,826
Operating activities excluded from segment cost of sales	(3,246)	(3,719)
Selling, general and administrative	(30,754)	(29,163)
Depreciation, depletion and amortization	(31,368)	(35,386)
Interest expense	(24,263)	(24,061)
Other income (expense), net, including interest income	2,523	(2,352)
Income tax expense	(4,775)	(13,573)
Net income	$13,581	$44,572
Less: Net loss attributable to non-controlling interest	(107)	(76)
Net income attributable to U.S. Silica Holdings, Inc.	$13,688	$44,648
Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. At both March 31, 2024 and December 31, 2023, goodwill of $185.6 million has been allocated to these segments with zero allocated to Oil & Gas Proppants and $185.6 million to Industrial & Specialty Products.

NOTE U— SUBSEQUENT EVENTS
On April 26, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Star Holding LLC, a Delaware limited liability company (“Parent”), and Star Merger Co., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Parent will acquire all of the Company’s outstanding common shares, par value $0.01 per share (the “Common Stock”). Parent and Merger Sub are affiliates of funds managed by affiliates of Apollo Global Management, Inc.
Pursuant to the transactions contemplated by the Merger Agreement, each outstanding share of the Company’s Common Stock (other than certain shares specified in the Merger Agreement) will be converted into the right to receive $15.50 per share of Common Stock in cash, without interest and less any required withholding taxes (the “Merger Consideration”). Consummation of the Merger is subject to certain customary conditions, including approval by the Company’s stockholders and receipt of required regulatory approvals.
The Merger Agreement contains customary termination rights for the Company and Parent, which were described in the Company’s Current Report on Form 8-K filed on April 26, 2024. The Merger Agreement also contains customary representations, warranties and covenants of the Company, including covenants to conduct its business in the ordinary course during the interim period between the execution of the Merger Agreement and consummation of the Merger and not to engage in certain types of transactions during this interim period without the prior written consent of Parent.
The terms of the Merger Agreement do not impact the Company’s consolidated financial statements as of and for the quarter ended March 31, 2024.
We evaluated subsequent events through the date the consolidated financial statements were available for issuance and did not identify any additional events requiring disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as the consolidated financial statements, the accompanying notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "2023 Annual Report").

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
During our 124-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 800 diversified product types to customers across our end markets. As of March 31, 2024, we had 26 operating mines and processing facilities and two additional exploration stage properties across the United States. We control 474 million tons of reserves of commercial silica, which we believe can be processed to make 175 million tons of finished products that meet API frac sand specifications, and 81 million tons of reserves of diatomaceous earth, perlite, and clays.
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
During 2020, the COVID-19 pandemic and related economic repercussions, coupled with an inadequate supply response and exacerbated by the lack of global storage capacity, resulted in a precipitous decline in crude oil prices. Demand for our proppant and logistics services declined as our customers reduced their capital spending budgets and drilling and completion operations in response to lower oil prices. Crude oil prices began to rebound from 2020 levels, with the West Texas Intermediate price of crude oil increasing as much as 52% during 2022 and as much as 17% in 2023. Though prices declined slightly at the end of the year in 2023, they have rebounded approximately 16% in the first quarter of 2024.

Recent international conflicts, including between Russia and Ukraine and between Israel and Hamas have increased the disruption, instability and volatility in global markets and industries. As our operations are significantly U.S. based, we have not been, to date, materially impacted by these conflicts. We continue to monitor the uncertainty surrounding the extent and duration of the current international conflicts and the impact that these conflicts may have on the global economy and on our business.

Heightened levels of inflation present risk for us in terms of increased labor costs, transportation costs and energy costs that may not be able to be passed on to customers through increased pricing. In addition, rising interest rates have increased our borrowing costs on our outstanding debt.

Sales decreased by 9% or $17.4 million in our Oil & Gas Proppants segment during the three months ended March 31, 2024 compared to the three months ended December 31, 2023. This was due primarily to a 13% decrease in average selling price per ton partially offset by a 5% increase in tons sold. Sales decreased by 13% or $30.9 million in our Oil & Gas Proppants segment during the three months ended December 31, 2023 compared to the three months ended September 30, 2023. This was due primarily to a 7% decrease in tons sold and a 7% decrease in average selling price per ton. Our results for the three-month period ended March 31, 2024 in this segment are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024.

Amounts in thousands, except per ton data	Three Months Ended			Percentage Change
Oil & Gas Proppants	March 31, 2024	December 31, 2023	September 30, 2023	March 31, 2024 vs. December 31, 2023	December 31, 2023 vs. September 30, 2023
Sales	$183,172	$200,552	$231,426	(9)%	(13)%
Tons Sold	3,042	2,907	3,122	5%	(7)%
Average Selling Price per Ton	$60.21	$68.99	$74.13	(13)%	(7)%

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
Heightened levels of inflation present risk for us in terms of increased labor costs, transportation costs and energy costs that may not be able to be passed on to customers through increased pricing. In addition, rising interest rates have increased our borrowing costs on our outstanding debt. Additionally, we continue to monitor the uncertainty surrounding the extent and duration of the Russia and Ukraine and Israel and Hamas conflicts on our business as discussed above.
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
    Our ten largest customers accounted for 47% and 45% of total sales for the three months ended March 31, 2024 and 2023, respectively. No customer accounted for 10% or more of our total sales for the three months ended March 31, 2024 or 2023. At March 31, 2024 and December 31, 2023, none of our customers' accounts receivable represented 10% or more of our total trade accounts receivable.
    For a limited number of customers, we sell under long-term, minimum purchase supply agreements. These agreements define, among other commitments, the volume of product that our customers must purchase, the volume of product that we must provide and the price that we will charge and that our customers will pay for each product. Prices under these agreements are generally fixed and subject to certain contractual adjustments. Sometimes these agreements may undergo negotiations regarding pricing and volume requirements, particularly in volatile market conditions. When these negotiations occur, we may deliver our product at prices or at volumes below the requirements in our existing supply agreements. An executed order specifying the type and quantity of product to be delivered, in combination with the noted agreements, comprise our contracts in these arrangements. Selling more tons under supply contracts enables us to be more efficient from a production, supply chain and logistics standpoint. As discussed in Part I, Item 1A., Risk Factors of our 2023 Annual Report, these customers may not continue to purchase the same levels of product in the future due to a variety of reasons, contract requirements notwithstanding.
    As of March 31, 2024, we had nine minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2024 and 2034. As of March 31, 2023, we had 12 minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2023 and 2034. Collectively, sales to customers with minimum purchase supply agreements accounted for 64% and 54% of Oil & Gas Proppants segment sales during the three months ended March 31, 2024 and 2023, respectively.
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

    The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

(amounts in thousands)	Three Months Ended March 31,
	2024	2023
Net income attributable to U.S. Silica Holdings, Inc.	$13,688	$44,648
Total interest expense, net of interest income	20,673	21,568
Provision for taxes	4,775	13,573
Total depreciation, depletion and amortization expenses	31,368	35,386
EBITDA	70,504	115,175
Non-cash incentive compensation (1)	4,051	3,335
Post-employment expenses (excluding service costs) (2)	(664)	(839)
Merger and acquisition related expenses (3)	361	224
Plant capacity expansion expenses (4)	47	66
Business optimization projects (5)	(77)	956
Facility closure costs (6)	345	81
Other adjustments allowable under the Credit Agreement (7)	2,565	5,637
Adjusted EBITDA	$77,132	$124,635

(1)	Reflects equity-based and other equity-related compensation expense.
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

(3)	Merger and acquisition related expenses include legal fees, professional fees, bank fees, severance costs, and other employee related costs. While these costs are not operational in nature and are not expected to continue for any singular transaction on an ongoing basis, similar types of costs, expenses and charges have occurred in prior periods and may recur in the future as we continue to integrate prior acquisitions and pursue any future acquisitions.
(4)	Plant capacity expansion expenses include expenses that are not inventoriable or capitalizable as related to plant expansion projects greater than $2 million in capital expenditures or plant start up projects. While these expenses are not operational in nature and are not expected to continue for any singular project on an ongoing basis, similar types of expenses have occurred in prior periods and may recur in the future if we continue to pursue future plant capacity expansions.
(5)	Reflects costs incurred related to business optimization projects within our corporate center, which aim to measure and improve the efficiency, productivity and performance of our organization. While these costs are not operational in nature and are not expected to continue for any singular project on an ongoing basis, similar types of expenses may recur in the future.
(6)	Reflects costs incurred related to idled sand facilities and closed corporate offices, including severance costs and remaining contracted costs such as office lease costs, maintenance, and utilities. While these costs are not operational in nature and are not expected to continue for any singular event on an ongoing basis, similar types of expenses may recur in the future.
(7)	Reflects miscellaneous adjustments permitted under the Credit Agreement, such as recruiting fees and relocation costs. The three months ended March 31, 2024 also included costs related to severance restructuring of $0.1 million, $0.3 million of sales of assets, and $2.0 million related to the loss on extinguishment of debt. The three months ended March 31, 2023 also included costs related to severance restructuring of $0.8 million, an adjustment to non-controlling interest of $0.2 million and $5.3 million related to the loss on extinguishment of debt, offset by an insurance recovery of $0.8 million.
    Adjusted EBITDA-Trailing Twelve Months
    Our revolving credit facility (the "Revolver") contains a consolidated leverage ratio of no more than 4.00:1.00 that, unless we have the consent of our lenders, we must meet as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 35% of the Revolver commitment. This ratio is calculated based on our Adjusted EBITDA for the trailing twelve months. Noncompliance with this financial ratio covenant could result in the acceleration of our obligations to repay all amounts outstanding under the Revolver and the Term Loan (the "Term Loan") (collectively the "Credit Facility"). Moreover, the Revolver and the Term Loan contain covenants that restrict, subject to certain exceptions, our ability to make permitted acquisitions, incur additional indebtedness, make restricted payments (including dividends) and retain excess cash flow based, in some cases, on our ability to meet leverage ratios calculated based on our Adjusted EBITDA for the trailing twelve months.

    See the description under “Adjusted EBITDA” above for certain important information about Adjusted EBITDA-trailing twelve months, including certain limitations and management’s use of this metric in light of its status as a non-GAAP measure.
    As of March 31, 2024, we were in compliance with all covenants under our Credit Facility, and our Revolver usage was zero (not including $15.3 million allocated for letters of credit). Since the Revolver usage did not exceed 35% of the Revolver commitment, the consolidated leverage ratio covenant did not apply. Based on our consolidated leverage ratio of 2.07:1.00 as of March 31, 2024, we have access to the full availability of the Revolver. The calculation of the consolidated leverage ratio incorporates the Adjusted EBITDA-trailing twelve months as follows:

(All amounts in thousands, except calculated ratio)	March 31, 2024

Total debt	$806,779
Finance leases	2,684
Total consolidated debt	$809,463

Adjusted EBITDA-trailing twelve months	$391,497
Pro forma Adjusted EBITDA including impact of acquisitions (1)	—
Other adjustments for covenant calculation (2)	252
Total Adjusted EBITDA-trailing twelve months for covenant calculation	$391,749

Consolidated leverage ratio(3)	2.07

(1)	Covenant calculation allows for the Adjusted EBITDA-trailing twelve months to include the impact of acquisitions on a pro forma basis.
(2)	Covenant calculation excludes activity at legal entities above the operating company, which is mainly interest income offset by public company operating expenses.
(3)	Calculated by dividing total consolidated debt by total Adjusted EBITDA-trailing twelve months for covenant calculation.

Results of Operations for the Three Months Ended March 31, 2024 and 2023
Sales

(In thousands except per ton data)	Three Months Ended March 31,		Percent Change
	2024	2023	2024 vs. 2023
Sales:
Oil & Gas Proppants	$183,172	$300,013	(39)%
Industrial & Specialty Products	142,770	142,227	—%
Total sales	$325,942	$442,240	(26)%
Tons:
Oil & Gas Proppants	3,042	3,921	(22)%
Industrial & Specialty Products	1,050	1,013	4%
Total Tons	4,092	4,934	(17)%
Average Selling Price per Ton:
Oil & Gas Proppants	$60.21	$76.51	(21)%
Industrial & Specialty Products	$135.97	$140.40	(3)%
Overall Average Selling Price per Ton	$79.65	$89.63	(11)%

Total sales decreased 26% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, driven by a 17% decrease in total tons sold and an 11% decrease in overall average selling price.
The decrease in total sales was primarily driven by Oil & Gas Proppants sales, which decreased 39% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Oil & Gas Proppants average selling price decreased 21% and tons sold decreased by 22%. This decrease is due to a reduction in overall crew activity, decreased demand for Northern white sand and decreased SandBox loads.
Industrial & Specialty Products sales were consistent for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Industrial & Specialty Products tons sold increased 4% offset by a slight decrease in average selling price of 3%.
Cost of Sales (excluding depreciation, depletion, and amortization)
Cost of sales decreased by $69.4 million, or 24%, to $223.7 million for the three months ended March 31, 2024 compared to $293.1 million for the three months ended March 31, 2023. These changes resulted from the main components of cost of sales as discussed below. As a percentage of sales, cost of sales represented 69% for the three months ended March 31, 2024 compared to 66% for the same period in 2023.
We incurred $93.0 million and $144.6 million of transportation and related costs for the three months ended March 31, 2024 and 2023, respectively. The $51.6 million decrease was due to decreased freight charges in the Industrial & Specialty Products segment, partially offset by increased rail car and barge rates. As a percentage of sales, transportation and related costs represented 29% and 33% for the three months ended March 31, 2024 and 2023, respectively.
We incurred $45.0 million and $46.4 million of operating labor costs for the three months ended March 31, 2024 and 2023, respectively. The $1.4 million decrease in labor cost was mainly due to decreased business activity in the quarter, partially offset by merit increases. As a percentage of sales, operating labor costs represented 14% and 10% for the three months ended March 31, 2024 and 2023, respectively.
We incurred $15.7 million and $18.9 million of electricity and drying fuel (principally natural gas) costs for the three months ended March 31, 2024 and 2023, respectively. The $3.2 million decrease in electricity and drying fuel costs was mainly due to decreased natural gas prices. As a percentage of sales, electricity and drying fuel costs represented 5% and 4% for the three months ended March 31, 2024 and 2023, respectively.

We incurred $19.1 million and $25.2 million of maintenance and repair costs for the three months ended March 31, 2024 and 2023, respectively. The $6.1 million decrease in maintenance and repair costs is mainly due to a decrease in maintenance projects as production decreased during the quarter. As a percentage of sales, maintenance and repair costs represented 6% for both the three months ended March 31, 2024 and 2023, respectively.
Segment Contribution Margin
Industrial & Specialty Products contribution margin increased by $3.0 million to $45.9 million for the three months ended March 31, 2024 compared to $42.9 million for the three months ended March 31, 2023, driven by a $0.5 million increase in revenue and a $2.5 million decrease in cost of sales.
Oil & Gas Proppants contribution margin decreased by $50.4 million to $59.5 million for the three months ended March 31, 2024 compared to $109.9 million for the three months ended March 31, 2023, driven by a $116.9 million decrease in sales offset by a $66.5 million decrease in cost of sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $1.6 million, or 5%, to $30.8 million for the three months ended March 31, 2024 compared to $29.2 million for the three months ended March 31, 2023. The increase was primarily due to compensation increases, including merit increases.
    In total, our selling, general and administrative expenses represented approximately 9% and 7% of our sales for the three months ended March 31, 2024 and 2023, respectively.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense decreased by $4.0 million, or 11%, to $31.4 million for the three months ended March 31, 2024 compared to $35.4 million for the three months ended March 31, 2023 primarily due to accelerated depreciation of certain assets in the prior year and certain assets reaching the end of their useful lives. Depreciation, depletion and amortization expense represented approximately 10% and 8% of our sales for the three months ended March 31, 2024 and 2023, respectively.
Goodwill and Other Asset Impairments
During the three months ended March 31, 2024 and 2023, no asset impairment charges were recorded.
Operating Income
Operating income for the three months ended March 31, 2024 was $40.1 million compared to $84.6 million for the three months ended March 31, 2023. The change was mainly driven by a 26% decrease in sales and a 5% increase in selling, general and administrative expenses, offset by a 24% decrease in cost of sales, and an 11% decrease in depreciation, depletion and amortization expense.
Interest Expense
Interest expense increased by $0.2 million, or 1%, to $24.3 million for the three months ended March 31, 2024 compared to $24.1 million for the three months ended March 31, 2023 primarily due to higher interest rates offset by lower debt balances.
Other Income (Expense), Net, Including Interest Income
Other income (expense), net, increased by $4.9 million, to income of $2.5 million for the three months ended March 31, 2024 compared to expense of $2.4 million for the three months ended March 31, 2023, due primarily to an increase in interest income partially offset by the effects of debt extinguishment and pension adjustments.

Provision for Income Taxes
For the three months ended March 31, 2024 and 2023, we had tax expense of $4.8 million and $13.6 million, respectively. The effective tax rates were 26% and 23% for the three months ended March 31, 2024 and 2023, respectively. Without discrete items, which primarily consist of the tax impact of non-US income taxes, the effective tax rates for the three months ended March 31, 2024 and 2023 would have been 24% and 26%, respectively.
During the three months ended March 31, 2024 and 2023, we recorded tax expense of zero and tax benefit of $2.3 million, respectively, related to equity compensation.
Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes. For the three months ended March 31, 2024, the benefit received from statutory percentage depletion allowances was offset by nondeductible executive compensation and state income taxes.
Net Income
Net income attributable to U.S. Silica Holdings, Inc., was $13.7 million and $44.6 million for the three months ended March 31, 2024 and 2023, respectively. The year over year changes were due to the factors noted above.
Liquidity and Capital Resources
Overview
    Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to return cash to our stockholders, and to pay for acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through cash on hand, borrowings under our credit facilities, or equity issuances. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of March 31, 2024, our working capital was $418.7 million and we had $134.7 million of availability under the Revolver. Based on our consolidated leverage ratio of 2.07:1.00 as of March 31, 2024, we have access to the full availability of the Revolver.
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
During the first quarter of 2024, we entered into Amendment No. 1 to the Credit Agreement (the “Repricing Amendment”), which amends certain terms of the Credit Agreement. The Repricing Amendment reduces the applicable interest rate margins on the Term Loans by 75 basis points to 3.00% (for the Term Loans bearing interest at rates based on the base rate) and to 4.00% (for the Term Loans bearing interest at rates based on the SOFR). The Repricing Amendment also allows us to enter into a repricing transaction without prepayment premium if such repricing transaction occurs after September 25, 2024. The maturity dates of March 23, 2030 with respect to the Term Loans and March 23, 2028 with respect to the revolving credit facility and all other material provisions under the Credit Agreement remain unchanged.
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

The following table provides net debt (in thousands):

	March 31, 2024	December 31, 2023
Total Debt	$809,463	$840,037
Less:
Cash and cash equivalents	234,481	245,716
Net Debt	$574,982	$594,321
Total Debt:
Total debt was $809.5 million and $840.0 million as of March 31, 2024 and December 31, 2023, respectively. The decrease was primarily due to the repurchase of $25 million of debt during the first quarter and regularly scheduled term loan payments.
Cash and Cash Equivalents:
Cash and cash equivalents were $234.5 million and $245.7 million as of March 31, 2024 and December 31, 2023, respectively. The decrease was primarily due to the repurchase of $25 million of debt during the first quarter and regularly scheduled term loan payments offset by strong cash generation from business operations.
Cash Flow Analysis
    A summary of operating, investing and financing activities (in thousands) is shown in the following table:

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$40,858	$40,902
Investing activities	(12,315)	(18,931)
Financing activities	(39,778)	(163,322)
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
Net cash provided by operating activities was $40.9 million for the three months ended March 31, 2024. This was mainly due to $13.6 million of net income adjusted for non-cash items, including $31.4 million in depreciation, depletion and amortization, $0.9 million in deferred income taxes, $4.1 million in equity-based compensation, $1.7 million in deferred revenue, and $9.0 million in other miscellaneous non-cash items. Also contributing to the change was a $2.6 million increase in accounts receivable, a $9.9 million decrease in inventories, a $4.6 million decrease in prepaid expenses and other current assets, a $20.7 million decrease in accounts payable and accrued liabilities, $6.6 million of payments on lease liabilities, and a $0.9 million change in other operating assets and liabilities.

Net cash provided by operating activities was $40.9 million for the three months ended March 31, 2023. This was mainly due to $44.6 million of net income adjusted for non-cash items, including $35.4 million in depreciation, depletion and amortization, $8.9 million in deferred income taxes, $3.3 million in equity-based compensation, $5.6 million in deferred revenue, and $9.5 million in other miscellaneous non-cash items. Also contributing to the change was a $17.6 million increase in accounts receivable, a $4.8 million increase in inventories, a $3.7 million decrease in prepaid expenses and other current assets, a $32.7 million decrease in accounts payable and accrued liabilities, $6.5 million of payments on lease liabilities, and a $2.8 million change in other operating assets and liabilities.
Net Cash Used in / Provided by Investing Activities
Investing activities consist primarily of cash consideration paid to acquire businesses and capital expenditures for growth and maintenance.
Net cash used in investing activities was $12.3 million for the three months ended March 31, 2024. This was due to capital expenditures of $12.4 million offset by $0.2 million in proceeds from the sale of property, plant and equipment. Capital expenditures for the three months ended March 31, 2024 were primarily related to growth projects, facility improvement and maintenance projects, and other environmental and health and safety projects.
Net cash used in investing activities was $18.9 million for the three months ended March 31, 2023. This was mainly due to capital expenditures of $18.9 million offset by $0.1 million in proceeds from the sale of property, plant and equipment.
Subject to our continuing evaluation of market conditions, we anticipate that our capital expenditures in 2024 will be approximately $60 million, which will primarily be associated with maintenance, cost improvement capital projects, and various growth projects. We expect to fund our capital expenditures through cash on our balance sheet and cash generated from our operations.
Net Cash Used in / Provided by Financing Activities
Financing activities consist primarily of equity issuances, borrowings and repayments related to the Revolver and Term Loan, as well as fees and expenses paid in connection with our credit facilities.
Net cash used in financing activities was $39.8 million for the three months ended March 31, 2024. This was mainly due to $3.2 million of short-term debt payments, $27.2 million of long-term debt payments, $3.4 million of financing fees paid, $0.4 million of principal payments on finance leases, and $5.6 million of tax payments related to shares withheld for vested restricted stock and stock units.
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
Contractual Obligations
There have been no significant changes outside of the ordinary course of business to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2023 Annual Report. For more details on future minimum annual purchase commitments and operating leases commitments, please see accompanying Note N - Commitments and Contingencies and Note P - Leases to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Environmental Matters
We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. As of March 31, 2024, we had $32.5 million accrued for future reclamation costs, as compared to $30.4 million as of December 31, 2023.
We discuss certain environmental matters relating to our various production and other facilities, certain regulatory requirements relating to human exposure to crystalline silica and our mining activity and how such matters may affect our business in the future under Item 1, "Business", Item 1A, “Risk Factors”, Item 3, “Legal Proceedings” and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Environmental Matters" in our 2023 Annual Report.
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
A summary of our significant accounting policies, including certain critical accounting policies and estimates, are included in Note B - Summary of Significant Accounting Policies to the Consolidated Financial Statements in Item 8 of our 2023 Annual Report. Management believes that the application of these policies on a consistent basis enables us to provide the users of the Consolidated Financial Statements with useful and reliable information about our operating results and financial condition.
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

Interest Rate Risk
We are exposed to interest rate risk arising from adverse changes in interest rates. As of March 31, 2024, we had $841 million of debt outstanding under the Credit Agreement. Assuming SOFR is greater than the 1.0% minimum base rate on the Term Loan, a hypothetical increase in interest rates by 1.0% would have changed our interest expense by $8.4 million per year.
Upon execution of the Credit Agreement, we have transitioned from LIBOR to SOFR. See Note I - Debt for discussion of the Credit Agreement.
Commodity Risk
We use natural gas swaps in order to manage our exposure to the volatility of natural gas prices. We do not use derivatives for trading or speculative purposes. As of March 31, 2024, the fair value of our natural gas swaps was a liability of $1.8 million. As of December 31, 2023, the fair value of our natural gas swaps was a liability of $1.9 million. For more information see Note L - Derivative Instruments to our Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our existing internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As a result of the above developments, the filing rate of new claims against us over the past few years has decreased to below pre-2001 levels, and we were named as a defendant in zero, zero, and two new silicosis cases filed in 2023, 2022, and 2021, respectively. During the three months ended March 31, 2024, no new claims were brought against U.S. Silica. As of March 31, 2024, there were 39 active silica-related product liability claims pending in which U.S. Silica is a defendant. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for both our predecessors that cover certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to certain insurance). As a result of a settlement with a former owner and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf.
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
For more information regarding silica-related litigation, see Part I, Item 1A. Risk Factors of our 2023 Annual Report.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors in our 2023 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchase Program
The following table presents the total number of shares of our common stock that we repurchased during the first quarter of 2024, the average price paid per share, the number of shares that we repurchased as part of our share repurchase program, and the approximate dollar value of shares that still could have been repurchased at the end of the applicable fiscal period pursuant to our share repurchase program:

Period	Total Number of Shares Withheld(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
January 1, 2024 - January 31, 2024	222	$11.01	—	126,540,060
February 1, 2024 - February 29, 2024	533,090	$10.51	—	126,540,060
March 1, 2024 - March 31, 2024	1,026	$11.33	—	126,540,060
Total	534,338	$10.51	—

(1)
In May 2018, our Board of Directors authorized and announced the repurchase of up to $200 million of our common stock from time to time on the open market or in privately negotiated transactions. Stock repurchases, if any, will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. As of March 31, 2024, we have repurchased a total of 5,036,139 shares of our common stock at an average price of $14.59.

(2)	Shares withheld by U.S. Silica to pay taxes due upon the vesting of employee restricted stock and restricted stock units for the months ended January 31, February 29, and March 31, 2024, respectively.

We did not repurchase any shares of common stock under our share repurchase program during the three months ended March 31, 2024.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
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
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), as amended (the “Rule”) or any "non-Rule 10b5-1 trading arrangement".

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of U.S. Silica Holdings, Inc., effective May 4, 2017.	8-K	001-35416	3.1	May 10, 2017
3.2	Third Amended and Restated Bylaws of U.S. Silica Holdings, Inc., effective May 4, 2017.	8-K	001-35416	3.2	May 10, 2017
10.1 @	Amendment No. 1 to Credit Agreement, dated as of March 25, 2024, by and among USS Holdings, Inc., U.S. Silica Company, the subsidiary guarantors thereto and BNP Paribas, as administrative agent.	8-K	001-35416	10.1	March 26, 2024
10.2 + * @	Form of Restricted Stock Unit Agreement Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan
10.3 + * @	Form of Performance Share Unit Agreement (Relative TSR) Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan
10.4 + * @	Form of Performance Share Unit Agreement (Adjusted Cash Flow) Pursuant to the Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification by Bryan A. Shinn, Chief Executive Officer.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification by Kevin J. Hough, Chief Financial Officer.
32.1#	Section 1350 Certification by Bryan A. Shinn, Chief Executive Officer.
32.2#	Section 1350 Certification by Kevin J. Hough, Chief Financial Officer.
95.1*	Mine Safety Disclosure.
101*	101.INS XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH Inline XBRL Taxonomy Extension Schema
101.CAL Inline XBRL Taxonomy Extension Calculation
101.LAB Inline XBRL Taxonomy Extension Labels
101.PRE Inline XBRL Taxonomy Extension Presentation
101.DEF Inline XBRL Taxonomy Extension Definition
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Management contract or compensatory plan/arrangement
*	Filed herewith
#	Furnished herewith
@	Schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. Copies of any omitted schedule or exhibit will be furnished to the SEC upon request.
We will furnish to any of our stockholders a copy of any of the above exhibits upon the written request of such stockholder.

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of April 2024.

U.S. Silica Holdings, Inc.

/s/ KEVIN J. HOUGH
Name:	Kevin J. Hough
Title:	Executive Vice President & Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

S-1