Form 10-Q
period 2024-06-30
U.S. SILICA HOLDINGS, INC.
filed 2024-07-31
CIK 1524741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☑
As of July 22, 2024, 78,227,430 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

U.S. SILICA HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2024

Explanatory Note

As previously disclosed, on April 26, 2024, U.S. Silica Holdings, Inc. (the "Company") entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Star Holding LLC, a Delaware limited liability company (“Parent”), and Star Merger Co., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of certain funds managed by affiliates of Apollo Global Management, Inc. On July 31, 2024, as contemplated by the Merger Agreement, Merger Sub merged with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Parent (the “Merger”). For more information about the closing of the Merger, see our Current Report on Form 8-K filed with the SEC on July 31, 2024 and Note U to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

On July 31, 2024, the New York Stock Exchange (“NYSE”) filed with the SEC a notification of removal from listing and registration on Form 25 to effect the delisting of all shares of our Common Stock from the NYSE, as well as the deregistration of the Company's common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As a result, the Company's common stock will no longer be listed on the NYSE.

In addition, promptly after the Form 25 becomes effective, the Company intends to file with the Securities and Exchange Commission (the "SEC") a certification on Form 15, in order to suspend registration of the Company's shares of common stock under Section 12(g) of the Exchange Act and the suspension of our reporting obligations under Sections 13 and 15(d) of the Exchange Act with respect to the Company's common stock. After the filing of this Quarterly Report on Form 10-Q, the Company will no longer file periodic reports with the SEC under the Exchange Act.

PART I-FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share information)

	Unaudited	Audited
	June 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$278,180	$245,716
Accounts receivable, net	180,105	185,917
Inventories, net	141,646	149,429
Prepaid expenses and other current assets	11,326	19,682
Total current assets	611,257	600,744
Property, plant and mine development, net	1,096,046	1,125,220
Lease right-of-use assets	41,882	41,095
Goodwill	185,649	185,649
Intangible assets, net	126,636	131,384
Other assets	11,730	12,501
Total assets	$2,073,200	$2,096,593
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$124,462	$147,479
Current portion of operating lease liabilities	16,666	18,569
Current portion of long-term debt	10,171	16,367
Current portion of deferred revenue	1,115	3,124
Income tax payable	4,722	311
Total current liabilities	157,136	185,850
Long-term debt, net	797,472	823,670
Deferred revenue	12,313	12,388
Liability for pension and other post-retirement benefits	23,714	28,715
Deferred income taxes, net	102,000	100,458
Operating lease liabilities	51,069	55,089
Other long-term liabilities	36,506	34,896
Total liabilities	1,180,210	1,241,066
Commitments and Contingencies (Note N)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; zero issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 89,537,687 issued and 78,204,596 outstanding at June 30, 2024; 87,970,110 issued and 77,192,239 outstanding at December 31, 2023	893	877
Additional paid-in capital	1,257,430	1,249,460
Retained deficit	(171,194)	(204,159)
Treasury stock, at cost, 11,333,091 and 10,777,871 shares at June 30, 2024 and December 31, 2023, respectively	(202,632)	(196,745)
Accumulated other comprehensive income (loss)	2,857	(125)
Total U.S. Silica Holdings, Inc. stockholders’ equity	887,354	849,308
Non-controlling interest	5,636	6,219
Total stockholders' equity	892,990	855,527
Total liabilities and stockholders’ equity	$2,073,200	$2,096,593
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales:
Product	$263,891	$322,514	$525,685	$671,183
Service	53,624	84,270	117,772	177,841
Total sales	317,515	406,784	643,457	849,024
Cost of sales (excluding depreciation, depletion and amortization):
Product	169,461	206,116	348,175	435,320
Service	36,307	53,657	81,317	117,586
Total cost of sales (excluding depreciation, depletion and amortization)	205,768	259,773	429,492	552,906
Operating expenses:
Selling, general and administrative	37,620	28,694	68,374	57,857
Depreciation, depletion and amortization	29,446	33,546	60,814	68,932
Total operating expenses	67,066	62,240	129,188	126,789
Operating income	44,681	84,771	84,777	169,329
Other (expense) income:
Interest expense	(22,042)	(25,987)	(46,305)	(50,048)
Other income, net, including interest income	4,079	2,497	6,602	145
Total other expense	(17,963)	(23,490)	(39,703)	(49,903)
Income before income taxes	26,718	61,281	45,074	119,426
Income tax expense	(7,529)	(15,137)	(12,304)	(28,710)
Net income	$19,189	$46,144	$32,770	$90,716
Less: Net loss attributable to non-controlling interest	(88)	(115)	(195)	(191)
Net income attributable to U.S. Silica Holdings, Inc.	$19,277	$46,259	$32,965	$90,907
Earnings per share attributable to U.S. Silica Holdings, Inc.:
Basic	$0.25	$0.60	$0.42	$1.18
Diluted	$0.24	$0.59	$0.42	$1.16
Weighted average shares outstanding:
Basic	78,170	77,089	77,921	76,804
Diluted	79,676	78,338	79,346	78,309
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$19,189	$46,144	$32,770	$90,716
Other comprehensive income (loss):
Unrealized gain on derivatives (net of tax of $171 and $613) for the three months ended June 30, 2024 and 2023, respectively, and $198 and $304 for the six months ended June 30, 2024 and 2023, respectively.	539	1,924	623	955
Foreign currency translation adjustment (net of tax of $(29) and $16) for the three months ended June 30, 2024 and 2023, respectively, and $(74) and $87 for the six months ended June 30, 2024 and 2023, respectively.	(88)	51	(232)	273
Pension and other post-retirement benefits liability adjustment (net of tax of $(69) and $424) for the three months ended June 30, 2024 and 2023, respectively, and $826 and $431 for the six months ended June 30, 2024 and 2023, respectively.	(217)	1,330	2,591	1,352
Comprehensive income	$19,423	$49,449	$35,752	$93,296
Less: Comprehensive loss attributable to non-controlling interest	(88)	(115)	(195)	(191)
Comprehensive income attributable to U.S. Silica Holdings, Inc.	$19,511	$49,564	$35,947	$93,487
The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; dollars in thousands)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total U.S. Silica Holdings Inc., Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance at March 31, 2024	$891	$(202,363)	$1,253,497	$(190,471)	$2,623	$864,177	$6,148	$870,325
Net income (loss)	—	—	—	19,277	—	19,277	(88)	19,189
Unrealized gain on derivatives	—	—	—	—	539	539	—	539
Foreign currency translation adjustment	—	—	—	—	(88)	(88)	—	(88)
Pension and post-retirement liability	—	—	—	—	(217)	(217)	—	(217)
Distributions to non-controlling interest	—	—	—	—	—	—	(424)	(424)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	3,935	—	—	3,935	—	3,935
Tax payments related to shares withheld for vested restricted stock and stock units	2	(269)	(2)	—	—	(269)	—	(269)
Balance at June 30, 2024	$893	$(202,632)	$1,257,430	$(171,194)	$2,857	$887,354	$5,636	$892,990

Balance at March 31, 2023	$876	$(196,116)	$1,238,098	$(306,436)	$(2,448)	$733,974	$7,583	$741,557
Net income (loss)	—	—	—	46,259	—	46,259	(115)	46,144
Unrealized gain on derivatives	—	—	—	—	1,924	1,924	—	1,924
Foreign currency translation adjustment	—	—	—	—	51	51	—	51
Pension and post-retirement liability	—	—	—	—	1,330	1,330	—	1,330
Distributions to non-controlling interest	—	—	—	—	—	—	(351)	(351)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	3,731	—	—	3,731	—	3,731
Tax payments related to shares withheld for vested restricted stock and stock units	1	(46)	(1)	—	—	(46)	—	(46)
Balance at June 30, 2023	$877	$(196,162)	$1,241,828	$(260,177)	$857	$787,223	$7,117	$794,340

The accompanying notes are an integral part of these financial statements.

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total U.S. Silica Holdings Inc., Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2023	$877	$(196,745)	$1,249,460	$(204,159)	$(125)	$849,308	$6,219	$855,527
Net income (loss)	—	—	—	32,965	—	32,965	(195)	32,770
Unrealized gain on derivatives	—	—	—	—	623	623	—	623
Foreign currency translation adjustment	—	—	—	—	(232)	(232)	—	(232)
Pension and post-retirement liability	—	—	—	—	2,591	2,591	—	2,591
Distributions to non-controlling interest	—	—	—	—	—	—	(388)	(388)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	7,986	—	—	7,986	—	7,986
Tax payments related to shares withheld for vested restricted stock and stock units	16	(5,887)	(16)	—	—	(5,887)	—	(5,887)
Balance at June 30, 2024	$893	$(202,632)	$1,257,430	$(171,194)	$2,857	$887,354	$5,636	$892,990

Balance at December 31, 2022	$854	$(186,196)	$1,234,834	$(351,084)	$(1,723)	$696,685	$8,009	$704,694
Net income (loss)	—	—	—	90,907	—	90,907	(191)	90,716
Unrealized gain on derivatives	—	—	—	—	955	955	—	955
Foreign currency translation adjustment	—	—	—	—	273	273	—	273
Pension and post-retirement liability	—	—	—	—	1,352	1,352	—	1,352
Distributions to non-controlling interest	—	—	—	—	—	—	(701)	(701)
Common stock-based compensation plans activity:
Equity-based compensation	—	—	7,017	—	—	7,017	—	7,017
Tax payments related to shares withheld for vested restricted stock and stock units	23	(9,966)	(23)	—	—	(9,966)	—	(9,966)
Balance at June 30, 2023	$877	$(196,162)	$1,241,828	$(260,177)	$857	$787,223	$7,117	$794,340

The accompanying notes are an integral part of these financial statements.

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net income	$32,770	$90,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	60,814	68,932
Debt issuance amortization	1,274	1,836
Original issue discount amortization	2,056	1,295
Deferred income taxes	593	19,985
Deferred revenue	(1,954)	(9,153)
Gain on disposal of property, plant and equipment	(74)	(828)
Equity-based compensation	7,986	7,017
Allowance for credit losses, net of recoveries	(1,137)	68
Other	13,068	16,760
Changes in operating assets and liabilities:
Accounts receivable	6,949	13,884
Inventories	7,783	(14,132)
Prepaid expenses and other current assets	8,358	6,504
Income taxes	4,411	3,234
Accounts payable and accrued expenses	(18,914)	(56,006)
Operating lease liabilities	(12,634)	(12,774)
Liability for pension and other post-retirement benefits	(5,002)	(2,553)
Other noncurrent assets and liabilities	(1,501)	(1,768)
Net cash provided by operating activities	104,846	133,017
Investing activities:
Capital expenditures	(26,560)	(34,023)
Capitalized intellectual property costs	(131)	(173)
Proceeds from sale of property, plant and equipment	465	1,805
Net cash used in investing activities	(26,226)	(32,391)
Financing activities:
Dividends paid	—	(23)
Tax payments related to shares withheld for vested restricted stock and stock units	(5,887)	(9,966)
Payments on short-term debt	(6,470)	(5,628)
Payments on long-term debt	(29,250)	(136,437)
Financing fees paid	(3,389)	(41,353)
Distributions to non-controlling interest	(388)	(701)
Principal payments on finance lease obligations	(772)	(402)
Net cash used in financing activities	(46,156)	(194,510)
Net increase (decrease) in cash and cash equivalents	32,464	(93,884)
Cash and cash equivalents, beginning of period	245,716	280,845
Cash and cash equivalents, end of period	$278,180	$186,961

U.S. SILICA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited; dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Supplemental cash flow information:
Cash paid during the period for:
Interest	$43,128	$47,548
Taxes, net of refunds	$7,035	$5,477
Non-cash items:
Accrued capital expenditures	$(4,234)	$3,252
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
Basis of Presentation and Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2024 included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). They do not contain certain information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023; therefore, the unaudited Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Operating results for the six-month period ended June 30, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024. In the opinion of management, all adjustments necessary for a fair presentation have been included. Such adjustments are of a normal, recurring nature.
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
The following table shows the computation of basic and diluted earnings per share:

In thousands, except per share amounts	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to U.S. Silica Holdings, Inc.	$19,277	$46,259	$32,965	$90,907

Denominator:
Weighted average shares outstanding	78,170	77,089	77,921	76,804
Diluted effect of stock awards	1,506	1,249	1,425	1,505
Weighted average shares outstanding assuming dilution	79,676	78,338	79,346	78,309

Earnings per share attributable to U.S. Silica Holdings, Inc.:
Basic earnings per share	$0.25	$0.60	$0.42	$1.18
Diluted earnings per share	$0.24	$0.59	$0.42	$1.16

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

In thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Potentially dilutive shares excluded	—	—	—	—
Stock options excluded	349	413	349	413
Restricted stock and performance share unit awards excluded	4	38	4	54
NOTE D—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) consists of fair value adjustments associated with cash flow hedges, accumulated adjustments for net experience losses and prior service costs related to employee benefit plans and foreign currency translation adjustments, net of tax. The following table presents the changes in accumulated other comprehensive income (loss) by component (in thousands):

	For the Six Months Ended June 30, 2024
	Unrealized (loss) gain on natural gas swaps	Foreign currency translation adjustments	Pension and other post-retirement benefits liability	Total
Beginning Balance	$(1,460)	$(981)	$2,316	$(125)
Other comprehensive income (loss) before reclassifications	623	(232)	3,598	3,989
Amounts reclassified from accumulated other comprehensive income	—	—	(1,007)	(1,007)
Ending Balance	$(837)	$(1,213)	$4,907	$2,857
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
NOTE E—ACCOUNTS RECEIVABLE
Accounts receivable are recorded when billed or accrued and represent claims against third parties that will be settled in cash. The carrying value of our accounts receivable, net of the allowance for credit losses, represents their estimated net realizable value. Accounts receivable (in thousands) consisted of the following:

	June 30, 2024	December 31, 2023
Trade receivables	$182,610	$190,189
Less: Allowance for credit losses	(4,090)	(5,323)
Net trade receivables	178,520	184,866
Other receivables	1,585	1,051
Total accounts receivable	$180,105	$185,917

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

The following table reflects the change of the allowance for credit losses (in thousands):

	Oil & Gas Proppants	Industrial & Specialty Products	Total
Beginning balance, December 31, 2023	$3,823	$1,500	$5,323
Allowance for credit losses	(700)	(437)	(1,137)
Recoveries	47	—	47
Write-offs	(18)	(125)	(143)
Ending balance, June 30, 2024	$3,152	$938	$4,090
Our ten largest customers accounted for 42% and 44% of total sales for the three and six months ended June 30, 2024, respectively, and 44% and 45% for the three and six months ended June 30, 2023, respectively. No customer accounted for 10% or more of our total sales for the three and six months ended June 30, 2024 or 2023. At June 30, 2024 and December 31, 2023, none of our customers' accounts receivable represented 10% or more of our total trade accounts receivable.
NOTE F—INVENTORIES
Inventories (in thousands) consisted of the following:

	June 30, 2024	December 31, 2023
Supplies	$66,109	$65,422
Raw materials and work in process	55,479	54,142
Finished goods	20,058	29,865
Total inventories	$141,646	$149,429

NOTE G—PROPERTY, PLANT AND MINE DEVELOPMENT
Property, plant and mine development (in thousands) consisted of the following:

	June 30, 2024	December 31, 2023
Mining property and mine development	$799,957	$793,582
Asset retirement cost	16,186	14,728
Land	54,083	53,100
Land improvements	87,800	87,618
Buildings	80,946	76,691
Machinery and equipment	1,269,499	1,253,734
Furniture and fixtures	3,046	2,841
Construction-in-progress	48,548	54,186
	2,360,065	2,336,480
Accumulated depreciation, depletion, amortization and impairment charges	(1,264,019)	(1,211,260)
Total property, plant and mine development, net	$1,096,046	$1,125,220
Depreciation, depletion, and amortization expense related to property, plant and mine development was $26.1 million and $30.5 million for the three months ended June 30, 2024 and 2023, respectively, and $54.2 million and $62.8 million for the six months ended June 30, 2024 and 2023, respectively.

NOTE H—GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill (in thousands) by business segment consisted of the following:

	Oil & Gas Proppants Segment	Industrial & Specialty Products Segment	Total
Balance at December 31, 2023	$—	$185,649	$185,649
Impairment loss	—	—	—
Balance at June 30, 2024	$—	$185,649	$185,649

Goodwill and trade names are evaluated for impairment annually as of October 31, or more frequently when indicators of impairment exist. We evaluated events and circumstances since the date of our last qualitative assessment, including macroeconomic conditions, industry and market conditions, and our overall financial performance. There were no triggering events during the first six months of 2024, therefore, no impairment charges were recorded related to goodwill or trade names for the six months ended June 30, 2024.
The changes in the carrying amount of intangible assets (in thousands) consisted of the following:

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Technology and intellectual property	$72,048	$(37,353)	$34,695	$71,936	$(34,894)	$37,042
Customer relationships	66,999	(39,998)	27,001	66,999	(37,597)	29,402
Total definite-lived intangible assets:	$139,047	$(77,351)	$61,696	$138,935	$(72,491)	$66,444
Trade names	64,240	—	64,240	64,240	—	64,240
Other	700	—	700	700	—	700
Total intangible assets:	$203,987	$(77,351)	$126,636	$203,875	$(72,491)	$131,384

Estimated useful life of technology and intellectual property is 15 years. Estimated useful life of customer relationships is a range of 13 - 20 years.

Amortization expense was $2.4 million and $4.9 million for the three and six months ended June 30, 2024, respectively, and $2.5 million and $4.9 million for the three and six months ended June 30, 2023, respectively.

The estimated amortization expense related to definite-lived intangible assets (in thousands) for the five succeeding years is as follows:

2024 (remaining six months)	$4,864
2025	$9,721
2026	$9,721
2027	$9,721
2028	$9,682

NOTE I—DEBT
Debt (in thousands) consisted of the following:

	June 30, 2024	December 31, 2023
Senior secured credit facility:
Revolver expiring March 23, 2028 (10.09% at June 30, 2024 and 10.21% at December 31, 2023)	$—	$—
Term Loan—final maturity March 23, 2030 (9.34% at June 30, 2024 and 10.21% at December 31, 2023)	838,813	868,063
Less: Unamortized original issue discount	(23,557)	(24,183)
Less: Unamortized debt issuance cost	(12,134)	(13,421)
Insurance financing notes payable	—	6,470
Finance leases (See Note P - Leases)	4,521	3,108
Total debt	807,643	840,037
Less: current portion	(10,171)	(16,367)
Total long-term portion of debt	$797,472	$823,670
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
The Credit Facility contains covenants that, among other things, limit our ability, and certain of our subsidiaries' abilities, to create, incur or assume indebtedness and liens, to make acquisitions or investments, to sell assets and to pay dividends. The Credit Agreement also requires us to maintain a consolidated leverage ratio of no more than 4.00:1.00 as of the last day of any fiscal quarter whenever usage of the Revolver (other than certain undrawn letters of credit) exceeds 35% of the Revolver commitment. These covenants are subject to a number of important exceptions and qualifications. The Credit Agreement includes events of default and other affirmative and negative covenants that are usual for facilities and transactions of this type. As of June 30, 2024 and December 31, 2023, we were in compliance with all covenants in accordance with our senior secured Credit Facility.

Term Loan
At June 30, 2024, contractual maturities of our Term Loan (in thousands) are as follows:

2024 (remaining six months)	$4,250
2025	8,500
2026	8,500
2027	8,500
2028	8,500
Thereafter	800,563
Total	$838,813
Revolving Line-of-Credit
We have a $150.0 million Revolver with zero drawn and $15.3 million allocated for letters of credit as of June 30, 2024, leaving $134.7 million available under the Revolver. Based on our consolidated leverage ratio of 2.29:1.00 as of June 30, 2024, we have access to the full availability of the Revolver.

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

	Six Months Ended June 30,
	2024	2023
Beginning balance	$30,414	$20,732
Accretion	1,224	1,025
Additions and revisions of estimates	1,469	1,187
Payments	(467)	(14)
Ending balance	$32,640	$22,930
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

NOTE L—DERIVATIVE INSTRUMENTS
Cash Flow Hedges of Natural Gas Price Risk
Natural gas is the primary fuel source used for drying in the commercial silica production process. In the past, the price of natural gas has been volatile, and we believe this volatility may continue. In order to manage our exposure to natural gas price increases, we entered into natural gas swaps. The derivative instruments are recorded on the balance sheet within other current or long-term assets or liabilities based on maturity dates at their fair values. As of June 30, 2024, the fair value of our natural gas swaps was a liability of $1.1 million, of which $1.1 million was classified within accounts payable and accrued liabilities on our balance sheet. At December 31, 2023, the fair value of our natural gas swaps was a liability of $1.9 million, of which $1.8 million was classified within accounts payable and accrued liabilities on our balance sheet and $0.1 million was classified within other long-term obligations on our balance sheet.
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

	June 30, 2024				December 31, 2023
	Maturity Date	Contract/Notional Amount (MMBtu)	Carrying Amount	Fair Value	Maturity Date	Contract/Notional Amount (MMBtu)	Carrying Amount	Fair Value
Natural Gas - W. Texas (WAHA) - Inside FERC	2024	870,000	$(871)	$(871)	2024	870,000	$(1,542)	$(1,542)
Natural Gas - W. Texas (WAHA) - Inside FERC	2024	750,000	$—	$—	2024	750,000	$(11)	$(11)
Natural Gas - Henry Hub - NYMEX	2024	120,000	$(113)	$(113)	2024	120,000	$(258)	$(258)
Natural Gas - Henry Hub - NYMEX	2025	90,000	$(121)	$(121)	2025	90,000	$(115)	$(115)
During the six months ended June 30, 2024, we had no ineffectiveness for the natural gas swap derivatives.
The following table summarizes the effect of derivative instruments (in thousands) on our income statements and our consolidated statements of comprehensive income:

	Six Months Ended June 30,
	2024	2023
Deferred losses from derivatives in OCI, beginning of period	$(1,460)	$(2,342)
Gain recognized in OCI from derivative instruments	623	955
Deferred losses from derivatives in OCI, end of period	$(837)	$(1,387)
NOTE M—EQUITY-BASED COMPENSATION
In July 2011, we adopted the U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan (the “2011 Plan”), which was amended and restated effective May 2015, amended and restated effective February 1, 2020, amended and restated effective May 13, 2021, amended and restated effective May 12, 2022, amended and restated effective May 11, 2023, and amended and restated effective May 9, 2024. The 2011 Plan provides for grants of stock options, restricted stock, performance share units and other incentive-based awards. We believe our 2011 Plan aligns the interests of our employees and directors with those of our common stockholders. We use a combination of treasury stock and new shares, if necessary, to satisfy option exercises or vesting of restricted awards and performance share units.

Stock Options

The following table summarizes the status of, and changes in, our stock option awards during the six months ended June 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2023	349,080	$37.24	1.1 years
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding at June 30, 2024	349,080	$37.24	0.6 years
Exercisable at June 30, 2024	349,080	$37.24	0.6 years
There were no grants of stock options during the three and six months ended June 30, 2024 and 2023.
There was no stock option exercise activity during the three and six months ended June 30, 2024 and 2023.

As of June 30, 2024 and 2023, there was no unrecognized compensation expense related to these options. We account for forfeitures as they occur.
Restricted Stock and Restricted Stock Unit Awards
The following table summarizes the status of, and changes in, our unvested restricted stock awards during the six months ended June 30, 2024:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2023	1,253,979	$11.33
Granted	901,647	$11.12
Vested	(587,331)	$10.88
Forfeited	(39,556)	$12.08
Unvested, June 30, 2024	1,528,739	$11.36
We granted 69,032 and 901,647 restricted stock and restricted stock unit awards during the three and six months ended June 30, 2024, respectively. We granted 141,671 and 635,605 restricted stock and restricted stock units during the three and six months ended June 30, 2023, respectively. The fair value of the awards was based on the market price of our stock at date of grant.
We recognized $2.1 million and $4.3 million of equity-based compensation expense related to restricted stock and restricted stock units during the three and six months ended June 30, 2024, respectively. We recognized $1.9 million and $3.5 million of equity-based compensation expense related to restricted stock and restricted stock units during the three and six months ended June 30, 2023, respectively. As of June 30, 2024, there was $13.7 million of unrecognized compensation expense related to these restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 2.0 years.
We also granted cash awards during the three months ended March 31, 2020. These awards vested over a period of three years and were settled in cash. As such, these awards were classified as liability instruments. No expense was recognized related to these awards for the three and six months ended June 30, 2024. We recognized zero and $0.3 million of expense related to these awards for the three and six months ended June 30, 2023, respectively. The liability for these awards was included in accounts payable and other accrued expenses on our balance sheets. These awards were remeasured at fair value each reporting period with resulting changes reflected in our income statements. As of June 30, 2024, there was no unrecognized expense related to these awards.

Performance Share Unit Awards
The following table summarizes the status of, and changes in, our performance share unit awards during the six months ended June 30, 2024:

	Number of Shares	Grant Date Weighted Average Fair Value
Unvested, December 31, 2023	1,874,060	$11.73
Granted	1,108,767	$11.59
Vested	(977,487)	$10.54
Forfeited/Cancelled	(102,364)	$14.85
Unvested, June 30, 2024	1,902,976	$12.09
We granted 1,408 and 1,108,767 performance share unit awards during the three and six months ended June 30, 2024, respectively. We granted 5,924 and 1,295,904 performance share units during the three and six months ended June 30, 2023, respectively. A portion of these awards was measured against total shareholder return ("TSR"), and a portion was measured against adjusted free cash flow ("ACF") targets. The grant date weighted average fair value of these awards was estimated to be $11.59 and $9.54 for the six months ended June 30, 2024 and 2023, respectively.
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
We recognized $1.8 million and $3.7 million of compensation expense related to performance share unit awards during the three and six months ended June 30, 2024, respectively. We recognized $1.8 million and $3.5 million of compensation expense related to performance share unit awards during the three and six months ended June 30, 2023, respectively. As of June 30, 2024, there was $13.2 million of unrecognized compensation expense related to these performance share unit awards, which is expected to be recognized over a weighted-average period of 2.1 years.
We also granted cash awards during the three months ended March 31, 2020. These awards vested over a period of three years and were settled in cash. As such, these awards were classified as liability instruments. We recognized zero and $0.1 million of expense related to these awards for the six months ended June 30, 2024 and 2023, respectively. The liability for these awards was included in accounts payable and other accrued expenses on our balance sheets. These awards were remeasured at fair value each reporting period with resulting changes reflected in our income statements. As of June 30, 2024, there was no unrecognized expense related to these awards.

NOTE N—COMMITMENTS AND CONTINGENCIES
Future Minimum Annual Commitments at June 30, 2024 (in thousands):

Minimum Purchase Commitments
2024 (remaining six months)	$3,645
2025	6,661
2026	4,520
2027	1,648
2028	1,648
Thereafter	1,600
Total future purchase commitments	$19,722
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
Other Commitments and Contingencies
Our operating subsidiary, U.S. Silica Company (“U.S. Silica”), has been named as a defendant in various product liability claims alleging silica exposure causing silicosis. During the six months ended June 30, 2024, no new claims were brought against U.S. Silica. As of June 30, 2024, there were 39 active silica-related product liability claims pending in which U.S. Silica is a defendant. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, it is not reasonably possible that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations that exceeds the accrual amounts.
We have recorded estimated liabilities for these claims in other long-term liabilities and an estimate of future recoveries under insurance in other assets on our consolidated balance sheets. For both June 30, 2024 and December 31, 2023, other non-current assets included zero for insurance for third-party product liability claims. As of June 30, 2024 and December 31, 2023 other long-term liabilities included $0.8 million and $0.9 million, respectively, for third-party product liability claims.
Obligations under Guarantees
We have indemnified our insurers against any loss they may incur in the event that holders of surety bonds, issued on our behalf, execute the bonds. As of June 30, 2024, there was $55.8 million in bonds outstanding, of which $51.8 million related to reclamation requirements issued by various governmental authorities. Reclamation bonds remain outstanding until the mining area is reclaimed and the authority issues a formal release. The remaining bonds relate to licenses, permits, and tax collection.

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
Net pension benefit cost (in thousands) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service cost	$483	$573	$966	$1,146
Interest cost	1,084	1,249	2,168	2,497
Expected return on plan assets	(1,159)	(1,518)	(2,318)	(3,037)
Net amortization and deferral	13	(3)	26	(5)
Net pension benefit costs	$421	$301	$842	$601
Net post-retirement benefit cost (in thousands) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service cost	$2	$4	$4	$8
Interest cost	79	80	158	160
Unrecognized prior service cost	(516)	(516)	(1,031)	(1,031)
Unrecognized net gain	(166)	(131)	(332)	(262)
Net post-retirement benefit income	$(601)	$(563)	$(1,201)	$(1,125)
We made contributions to the qualified pension plan of $0.9 million for the three and six months ended June 30, 2024 and we made no contributions to the qualified pension plans for the three and six months ended June 30, 2023. Our best estimates of expected required contributions to the pension and post-retirement medical benefit plans for the 2024 fiscal year are $4.8 million and $0.9 million, respectively.
We contribute to three multiemployer defined benefit pension plans under the terms of collective-bargaining agreements for union-represented employees. A multiemployer plan is subject to collective bargaining for employees of two or more unrelated companies. These plans allow multiple employers to pool their pension resources and realize efficiencies associated with the daily administration of the plan. Multiemployer plans are generally governed by a board of trustees composed of management and labor representatives and are funded through employer contributions. However, in most cases, management is not directly represented. Our contributions to individual multiemployer pension funds did not exceed 5% of the fund’s total contributions for the three and six months ended June 30, 2024 and 2023. Additionally, our contributions to multiemployer post-retirement benefit plans were immaterial for all periods presented in the accompanying condensed consolidated financial statements.
We also sponsor a defined contribution plan covering certain employees. We contribute to the plan in two ways. For certain employees not covered by the defined benefit plan, we make a contribution equal to 4% of their salary. For all other eligible employees, we make a contribution up to 6% of eligible earnings. Contributions were $1.8 million and $4.6 million for the three and six months ended June 30, 2024, respectively, and $2.0 million and $4.1 million for the three and six months ended June 30, 2023, respectively.

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
Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

Leases	Classification	June 30, 2024	December 31, 2023
Assets
Operating	Lease right-of-use assets	$37,137	$37,890
Finance	Lease right-of-use assets	4,745	3,205
Total leased assets		$41,882	$41,095
Liabilities
Current
Operating	Current portion of operating lease liabilities	$16,666	$18,569
Finance	Current portion of long-term debt	1,671	1,147
Non-current
Operating	Operating lease liabilities	51,069	55,089
Finance	Long-term debt, net	2,850	1,961
Total lease liabilities		$72,256	$76,766

Lease Term and Discount Rate
Weighted average remaining lease term:
Operating		6.1 years	6.2 years
Finance		5.7 years	4.8 years

Weighted average discount rate:
Operating		7.1%	6.3%
Finance		8.3%	6.6%
The components of lease expense (in thousands) were as follows:

Lease Costs	Classification	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Operating lease costs(1)	Cost of sales	$8,835	$10,320	$17,943	$20,695
Operating lease costs(2)	Selling, general and administrative	425	748	844	1,343
Total (3)		$9,260	$11,068	$18,787	$22,038

(1) Included short-term operating lease costs of $5.1 million and $10.0 million for the three and six months ended June 30, 2024, respectively, and $6.6 million and $13.4 million for the three and six months ended June 30, 2023, respectively.

(2) Included short-term operating lease costs of $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2023 respectively.

(3) Not included were expenses for finance leases of $0.4 million and $0.7 million for the three and six months ended June 30, 2024, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2023, respectively.

Supplemental cash flow information (in thousands) related to leases was as follows:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$12,634	$12,774
Financing cash flows for finance leases	$919	$473

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$5,980	$3,376
Finance leases	$2,185	$273
Maturities of lease liabilities (in thousands) as of June 30, 2024:

	Operating leases	Finance leases
2024 (remaining six months)	$11,347	$930
2025	18,210	1,768
2026	14,305	1,604
2027	10,692	672
2028	8,449	46
Thereafter	21,762	143
Total lease payments	$84,765	$5,163
Less: Interest	15,534	642
Less: Other operating expenses	1,496	—
Total	$67,735	$4,521
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
For the three and six months ended June 30, 2024, we had tax expense of $7.5 million and $12.3 million, respectively, and for the three and six months ended June 30, 2023, we had tax expense of $15.1 million and $28.7 million, respectively. The effective tax rates were 28% and 27% for the three and six months ended June 30, 2024 and 25% and 24% for the three and six months ended June 30, 2023, respectively. Without discrete items, which primarily consist of the tax impact of non-US income taxes, the effective tax rates for the three and six months ended June 30, 2024 would have been 27% and 26%, respectively, and 24% and 25% for the three and six months ended June 30, 2023, respectively.
During both the three and six months ended June 30, 2024, we recorded tax benefits of $0.1 million related to equity compensation. During the three and six months ended June 30, 2023, we recorded tax expense of $0.2 million and a tax benefit of $2.1 million, respectively, related to equity compensation.
Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes. For the three and six months ended June 30, 2024, the benefit received from statutory percentage depletion allowances was offset by nondeductible executive compensation, nondeductible deal costs and state income taxes.

NOTE R— REVENUE
We consider sales disaggregated at the product and service level by business segment to depict how the nature, amount, timing and uncertainty of revenues and cash flow are impacted by changes in economic factors. The following table disaggregates our sales by major source (in thousands):

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
Category	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales
Product	$112,635	$151,256	$263,891	$178,015	$144,499	$322,514
Service	53,624	—	53,624	84,270	—	84,270
Total Sales	$166,259	$151,256	$317,515	$262,285	$144,499	$406,784

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
Category	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales	Oil & Gas Proppants	Industrial & Specialty Products	Total Sales
Product	$231,659	$294,026	$525,685	$384,457	$286,726	$671,183
Service	117,772	—	117,772	177,841	—	177,841
Total Sales	$349,431	$294,026	$643,457	$562,298	$286,726	$849,024

The following tables reflect the changes in our contract assets, which we classify as unbilled receivables and our contract liabilities, which we classify as deferred revenues, for the six months ended June 30, 2024 and 2023 (in thousands):

	Unbilled Receivables
	June 30, 2024	June 30, 2023
Beginning Balance	$—	$—
Reclassifications to billed receivables	—	—
Revenues recognized in excess of period billings	2,286	—
Ending Balance	$2,286	$—

	Deferred Revenue
	June 30, 2024	June 30, 2023
Beginning Balance	$15,512	$30,752
Revenues recognized from balances held at the beginning of the period	(2,084)	(9,153)
Revenues deferred from period collections on unfulfilled performance obligations	—	—
Revenues recognized from period collections	—	—
Ending Balance	$13,428	$21,599
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

Foreign Operations
The following table includes information related to our foreign operations (in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Total Sales	$18,482	$25,817	$39,952	$55,749
Pre-tax income	$6,595	$4,299	$13,542	$11,201
Net income	$5,210	$3,396	$10,698	$8,848
Foreign operations constituted approximately $17.1 million and $33.7 million of consolidated assets as of June 30, 2024 and 2023, respectively.

NOTE S— RELATED PARTY TRANSACTIONS
There were no related party transactions during the three and six months ended June 30, 2024 or 2023.
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
The following table presents sales and segment contribution margin (in thousands) for the reportable segments and other operating results not allocated to the reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales:
Oil & Gas Proppants	$166,259	$262,285	$349,431	$562,298
Industrial & Specialty Products	151,256	144,499	294,026	286,726
Total sales	317,515	406,784	643,457	849,024
Segment contribution margin:
Oil & Gas Proppants	55,683	99,069	115,198	208,966
Industrial & Specialty Products	57,613	51,595	103,562	94,524
Total segment contribution margin	113,296	150,664	218,760	303,490
Operating activities excluded from segment cost of sales	(1,549)	(3,653)	(4,795)	(7,372)
Selling, general and administrative	(37,620)	(28,694)	(68,374)	(57,857)
Depreciation, depletion and amortization	(29,446)	(33,546)	(60,814)	(68,932)
Interest expense	(22,042)	(25,987)	(46,305)	(50,048)
Other income, net, including interest income	4,079	2,497	6,602	145
Income tax expense	(7,529)	(15,137)	(12,304)	(28,710)
Net income	$19,189	$46,144	$32,770	$90,716
Less: Net loss attributable to non-controlling interest	(88)	(115)	(195)	(191)
Net income attributable to U.S. Silica Holdings, Inc.	$19,277	$46,259	$32,965	$90,907
Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. At both June 30, 2024 and December 31, 2023, goodwill of $185.6 million has been allocated to these segments with zero allocated to Oil & Gas Proppants and $185.6 million to Industrial & Specialty Products.

NOTE U— SUBSEQUENT EVENTS

On July 31, 2024, pursuant to the Agreement and Plan of Merger, dated as of April 26, 2024 (the “Merger Agreement”), by and among the Company, Star Holding LLC (“Parent”) and Star Merger Co. (“Merger Sub”), Merger Sub merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. The total amount of consideration payable to the Company’s securityholders in connection with the Merger was approximately $1.28 billion. The funds used by Parent to consummate the Merger and complete the related transactions came from proceeds from Parent’s issuance of 8.750% Senior Secured Notes due 2031, borrowings pursuant to a First Lien Credit Agreement, by and among Parent, as borrower, certain funds affiliated or controlled by Parent, BNP Paribas, as administrative agent, and the lenders party thereto, a cash equity contribution from certain funds affiliated or controlled by Parent, and cash from the Company’s balance sheet.
On July 31, 2024, the New York Stock Exchange (“NYSE”) filed with the SEC a notification of removal from listing and registration on Form 25 to effect the delisting of all shares of the Company’s Common Stock from the NYSE, as well as the deregistration of the Company’s Common Stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, the Company’s Common Stock will no longer be listed on the NYSE. After effectiveness of the Form 25, the Company intends to file with the SEC a certification and notice of termination on Form 15 to terminate the registration of the Common Stock under the Exchange Act and suspend the Company’s reporting obligations under Section 13 and Section 15(d) of the Exchange Act.
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
During our 124-year history, we have developed core competencies in mining, processing, logistics and materials science that enable us to produce and cost-effectively deliver over 800 diversified product types to customers across our end markets. As of June 30, 2024, we had 26 operating mines and processing facilities and two additional exploration stage properties across the United States. We control 469 million tons of reserves of commercial silica, which we believe can be processed to make 173 million tons of finished products that meet API frac sand specifications, and 81 million tons of reserves of diatomaceous earth, perlite, and clays.
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
Recent Developments

Closing of Apollo Merger

As previously disclosed, on April 26, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Star Holding LLC, a Delaware limited liability company (“Parent”), and Star Merger Co., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of certain funds managed by affiliates of Apollo Global Management, Inc. On July 31, 2024, as contemplated by the Merger Agreement, Merger Sub merged with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Parent (the “Merger”). As a result of the Merger, our shares of Common Stock are no longer traded on the NYSE. For more information about the closing of the Merger, see our Current Report on Form 8-K filed with the SEC on July 31, 2024 and Note U to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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
During 2020, the COVID-19 pandemic and related economic repercussions, coupled with an inadequate supply response and exacerbated by the lack of global storage capacity, resulted in a precipitous decline in crude oil prices. Demand for our proppant and logistics services declined as our customers reduced their capital spending budgets and drilling and completion operations in response to lower oil prices. Crude oil prices began to rebound from 2020 levels, with the West Texas Intermediate price of crude oil increasing as much as 52% during 2022 and as much as 17% in 2023. Though prices declined slightly at the end of the year in 2023, they have rebounded approximately 16% in the first half of 2024.

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

Sales decreased by 9% or $16.9 million in our Oil & Gas Proppants segment during the three months ended June 30, 2024 compared to the three months ended March 31, 2024. This was due primarily to a 5% decrease in average selling price per ton and a 5% decrease in tons sold. Sales decreased by 9% in our Oil & Gas Proppants segment during the three months ended March 31, 2024 compared to the three months ended December 31, 2023. This was due primarily to a 13% decrease in average selling price per ton, partially offset by a 5% increase in tons sold. Our results for the six-month period ended June 30, 2024 in this segment are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024.

Amounts in thousands, except per ton data	Three Months Ended			Percentage Change
Oil & Gas Proppants	June 30, 2024	March 31, 2024	December 31, 2023	June 30, 2024 vs. March 31, 2024	March 31, 2024 vs. December 31, 2023
Sales	$166,259	$183,172	$200,552	(9)%	(9)%
Tons Sold	2,899	3,042	2,907	(5)%	5%
Average Selling Price per Ton	$57.35	$60.21	$68.99	(5)%	(13)%

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
    Our ten largest customers accounted for 42% and 44% of total sales for the three and six months ended June 30, 2024, respectively, and 44% and 45% for the three and six months ended June 30, 2023, respectively. No customer accounted for 10% or more of our total sales for the three and six months ended June 30, 2024 or 2023. At June 30, 2024 and December 31, 2023, none of our customers' accounts receivable represented 10% or more of our total trade accounts receivable.
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
    As of June 30, 2024, we had 10 minimum purchase supply agreements in the Oil & Gas Proppants segment with initial terms expiring between 2024 and 2034. As of June 30, 2023, we had 12 minimum purchase supply agreements in the Oil & Gas

Proppants segment with initial terms expiring between 2023 and 2034. Collectively, sales to customers with minimum purchase supply agreements accounted for 70% and 67% of Oil & Gas Proppants segment sales during the three and six months ended June 30, 2024, respectively, and 59% and 57% of Oil and Gas Proppants segment sales during the three and six months ended June 30, 2023, respectively.
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
    The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

(amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to U.S. Silica Holdings, Inc.	$19,277	$46,259	$32,965	$90,907
Total interest expense, net of interest income	19,030	24,368	39,703	45,936
Provision for taxes	7,529	15,137	12,304	28,710
Total depreciation, depletion and amortization expenses	29,446	33,546	60,814	68,932
EBITDA	75,282	119,310	145,786	234,485
Non-cash incentive compensation (1)	3,934	3,731	7,985	7,066
Post-employment expenses (excluding service costs) (2)	(665)	(839)	(1,329)	(1,678)
Merger and acquisition related expenses (3)	7,085	845	7,446	1,069
Plant capacity expansion expenses (4)	34	32	81	98
Business optimization projects (5)	342	90	265	1,046
Facility closure costs (6)	(1,070)	71	(725)	152
Other adjustments allowable under the Credit Agreement (7)	399	397	2,964	6,033
Adjusted EBITDA	$85,341	$123,637	$162,473	$248,271

(1)	Reflects equity-based and other equity-related compensation expense.
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

(3)	Merger and acquisition related expenses include legal fees, professional fees, bank fees, severance costs, and other employee related costs. While these costs are not operational in nature and are not expected to continue for any singular transaction on an ongoing basis, similar types of costs, expenses and charges have occurred in prior periods and may recur in the future as we continue to integrate prior acquisitions and pursue any future mergers or acquisitions.
(4)	Plant capacity expansion expenses include expenses that are not inventoriable or capitalizable as related to plant expansion projects greater than $2 million in capital expenditures or plant start up projects. While these expenses are not operational in nature and are not expected to continue for any singular project on an ongoing basis, similar types of expenses have occurred in prior periods and may recur in the future if we continue to pursue future plant capacity expansions.
(5)	Reflects costs incurred related to business optimization projects within our corporate center, which aim to measure and improve the efficiency, productivity and performance of our organization. While these costs are not operational in nature and are not expected to continue for any singular project on an ongoing basis, similar types of expenses may recur in the future.
(6)	Reflects costs incurred related to idled sand facilities and closed corporate offices, including severance costs and remaining contracted costs such as office lease costs, maintenance, and utilities. While these costs are not operational in nature and are not expected to continue for any singular event on an ongoing basis, similar types of expenses may recur in the future.
(7)	Reflects miscellaneous adjustments permitted under the Credit Agreement, such as recruiting fees and relocation costs. The three and six months ended June 30, 2024 also included costs related to severance restructuring of $0.5 million, $0.2 million of sales of assets, an adjustment to non-controlling interest of $0.2 million, and $2.0 million related to the loss on extinguishment of debt. The three and six months ended June 30, 2023 also included costs related to severance restructuring of $0.6 million, recruiting costs of $0.7 million, an adjustment to non-controlling interest of $0.3 million and $6.4 million related to the loss on extinguishment of debt, offset by an insurance recovery of $0.8 million and proceeds of the sale of assets of $1.2 million
    Adjusted EBITDA-Trailing Twelve Months
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
    As of June 30, 2024, we were in compliance with all covenants under our Credit Facility, and our Revolver usage was zero (not including $15.3 million allocated for letters of credit). Since the Revolver usage did not exceed 35% of the Revolver commitment, the consolidated leverage ratio covenant did not apply. Based on our consolidated leverage ratio of 2.29:1.00 as of June 30, 2024, we have access to the full availability of the Revolver. The calculation of the consolidated leverage ratio incorporates the Adjusted EBITDA-trailing twelve months as follows:

(All amounts in thousands, except calculated ratio)	June 30, 2024

Total debt	$803,122
Finance leases	4,521
Total consolidated debt	$807,643

Adjusted EBITDA-trailing twelve months	$353,202
Pro forma Adjusted EBITDA including impact of acquisitions (1)	—
Other adjustments for covenant calculation (2)	252
Total Adjusted EBITDA-trailing twelve months for covenant calculation	$353,454

Consolidated leverage ratio(3)	2.29

(1)	Covenant calculation allows for the Adjusted EBITDA-trailing twelve months to include the impact of acquisitions on a pro forma basis.
(2)	Covenant calculation excludes activity at legal entities above the operating company, which is mainly interest income offset by public company operating expenses.
(3)	Calculated by dividing total consolidated debt by total Adjusted EBITDA-trailing twelve months for covenant calculation.

Results of Operations for the Three Months Ended June 30, 2024 and 2023
Sales

(In thousands except per ton data)	Three Months Ended June 30,		Percent Change
	2024	2023	2024 vs. 2023
Sales:
Oil & Gas Proppants	$166,259	$262,285	(37)%
Industrial & Specialty Products	151,256	144,499	5%
Total sales	$317,515	$406,784	(22)%
Tons:
Oil & Gas Proppants	2,899	3,419	(15)%
Industrial & Specialty Products	1,170	1,040	13%
Total Tons	4,069	4,459	(9)%
Average Selling Price per Ton:
Oil & Gas Proppants	$57.35	$76.71	(25)%
Industrial & Specialty Products	$129.28	$138.94	(7)%
Overall Average Selling Price per Ton	$78.03	$91.23	(14)%

Total sales decreased 22% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, driven by a 9% decrease in total tons sold and a 14% decrease in overall average selling price.
The decrease in total sales was primarily driven by Oil & Gas Proppants sales, which decreased 37% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Oil & Gas Proppants average selling price decreased 25% and tons sold decreased by 15%. This decrease is due to a reduction in overall crew activity, decreased demand for Northern white sand and decreased SandBox loads.
Industrial & Specialty Products sales increased 5% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Industrial & Specialty Products tons sold increased 13% offset by a decrease in average selling price of 7%.
Cost of Sales (excluding depreciation, depletion, and amortization)
Cost of sales decreased by $54.0 million, or 21%, to $205.8 million for the three months ended June 30, 2024 compared to $259.8 million for the three months ended June 30, 2023. These changes resulted from the main components of cost of sales as discussed below. As a percentage of sales, cost of sales represented 65% for the three months ended June 30, 2024 compared to 64% for the same period in 2023.
We incurred $84.3 million and $125.1 million of transportation and related costs for the three months ended June 30, 2024 and 2023, respectively. The $40.8 million decrease was due to decreased freight charges in the Industrial & Specialty Products segment, partially offset by increased rail car and barge rates. As a percentage of sales, transportation and related costs represented 27% and 31% for the three months ended June 30, 2024 and 2023, respectively.
We incurred $42.8 million and $45.2 million of operating labor costs for the three months ended June 30, 2024 and 2023, respectively. The $2.4 million decrease in labor cost was mainly due to decreased business activity in the quarter, partially offset by merit increases. As a percentage of sales, operating labor costs represented 13% and 11% for the three months ended June 30, 2024 and 2023, respectively.
We incurred $13.4 million and $15.2 million of electricity and drying fuel (principally natural gas) costs for the three months ended June 30, 2024 and 2023, respectively. The $1.8 million decrease in electricity and drying fuel costs was mainly due to decreased natural gas prices. As a percentage of sales, electricity and drying fuel costs represented 4% for both the three months ended June 30, 2024 and 2023, respectively.

We incurred $21.8 million and $23.8 million of maintenance and repair costs for the three months ended June 30, 2024 and 2023, respectively. The $2.0 million decrease in maintenance and repair costs is mainly due to a decrease in maintenance projects as production decreased during the quarter. As a percentage of sales, maintenance and repair costs represented 7% and 6% for the three months ended June 30, 2024 and 2023, respectively.
Segment Contribution Margin
Industrial & Specialty Products contribution margin increased by $6.0 million to $57.6 million for the three months ended June 30, 2024 compared to $51.6 million for the three months ended June 30, 2023, driven by a $6.8 million increase in revenue offset by a $0.7 million increase in cost of sales.
Oil & Gas Proppants contribution margin decreased by $43.4 million to $55.7 million for the three months ended June 30, 2024 compared to $99.1 million for the three months ended June 30, 2023, driven by a $96.1 million decrease in sales offset by a $52.7 million decrease in cost of sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $8.9 million, or 31%, to $37.6 million for the three months ended June 30, 2024 compared to $28.7 million for the three months ended June 30, 2023. The increase was primarily due to merger related expenses and compensation increases, including merit increases.
    In total, our selling, general and administrative expenses represented approximately 12% and 7% of our sales for the three months ended June 30, 2024 and 2023, respectively.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense decreased by $4.1 million, or 12%, to $29.4 million for the three months ended June 30, 2024 compared to $33.5 million for the three months ended June 30, 2023 primarily due to accelerated depreciation of certain assets in the prior year and certain assets reaching the end of their depreciable lives. Depreciation, depletion and amortization expense represented approximately 9% and 8% of our sales for the three months ended June 30, 2024 and 2023, respectively.
Goodwill and Other Asset Impairments
During the three months ended June 30, 2024 and 2023, no asset impairment charges were recorded.
Operating Income
Operating income for the three months ended June 30, 2024 was $44.7 million compared to $84.8 million for the three months ended June 30, 2023. The change was mainly driven by a 22% decrease in sales and a 31% increase in selling, general and administrative expenses, offset by a 21% decrease in cost of sales, and a 12% decrease in depreciation, depletion and amortization expense.
Interest Expense
Interest expense decreased by $4.0 million, or 15%, to $22.0 million for the three months ended June 30, 2024 compared to $26.0 million for the three months ended June 30, 2023 primarily due to lower debt balances.
Other Income (Expense), Net, Including Interest Income
Other income, net, increased by $1.6 million, to $4.1 million for the three months ended June 30, 2024 compared to $2.5 million for the three months ended June 30, 2023, due primarily to an increase in interest income.
Provision for Income Taxes
For the three months ended June 30, 2024 and 2023, we had tax expense of $7.5 million and $15.1 million, respectively. The effective tax rates were 28% and 25% for the three months ended June 30, 2024 and 2023, respectively. Without discrete items, which primarily consist of the tax impact of non-US income taxes, the effective tax rates for the three months ended June 30, 2024 and 2023 would have been 27% and 24%, respectively.

During the three months ended June 30, 2024 and 2023, we recorded a tax benefit of $0.1 million and tax expense of $0.2 million, respectively, related to equity compensation.
Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes. For the three months ended June 30, 2024, the benefit received from statutory percentage depletion allowances was offset by nondeductible executive compensation, nondeductible deal costs and state income taxes.
Net Income
Net income attributable to U.S. Silica Holdings, Inc., was $19.3 million and $46.3 million for the three months ended June 30, 2024 and 2023, respectively. The year over year changes were due to the factors noted above.
Results of Operations for the Six Months Ended June 30, 2024 and 2023
Sales

(In thousands except per ton data)	Six Months Ended June 30,		Percent Change
	2024	2023	2024 vs. 2023
Sales:
Oil & Gas Proppants	$349,431	$562,298	(38)%
Industrial & Specialty Products	294,026	286,726	3%
Total sales	$643,457	$849,024	(24)%
Tons:
Oil & Gas Proppants	5,941	7,340	(19)%
Industrial & Specialty Products	2,220	2,053	8%
Total Tons	8,161	9,393	(13)%
Average Selling Price per Ton:
Oil & Gas Proppants	$58.82	$76.61	(23)%
Industrial & Specialty Products	$132.44	$139.66	(5)%
Overall Average Selling Price per Ton	$78.85	$90.39	(13)%
Total sales decreased 24% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, driven by a 13% decrease in overall average selling price and a 13% decrease in total tons sold.
The decrease in total sales was mainly driven by Oil & Gas Proppants sales, which decreased 38% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Oil & Gas Proppants average selling price decreased 23% and tons sold decreased 19%. This decrease is due to a reduction in overall crew activity, decreased demand for Northern white sand and decreased SandBox loads.
Industrial & Specialty Products sales increased 3% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Industrial & Specialty Products average selling price decreased 5% and tons sold increased by 8%.
Cost of Sales (excluding depreciation, depletion, and amortization)
Cost of sales decreased by $123.4 million, or 22%, to $429.5 million for the six months ended June 30, 2024 compared to $552.9 million for the six months ended June 30, 2023. These changes result from the main components of cost of sales as discussed below. As a percentage of sales, cost of sales represented 67% and 65% for the six months ended June 30, 2024 and 2023, respectively.
We incurred $177.2 million and $269.7 million of transportation and related costs for the six months ended June 30, 2024 and 2023, respectively. The $92.5 million decrease was mainly due to decreased freight charges in the Industrial & Specialty Products segment, partially offset by increased rail car and barge rates. As a percentage of sales, transportation and related costs represented 28% for the six months ended June 30, 2024 compared to 32% for the same period in 2023.

We incurred $87.8 million and $91.6 million of operating labor costs for the six months ended June 30, 2024 and 2023, respectively. The $3.8 million decrease in labor costs incurred was mainly due to decreased business activity in the quarter, partially offset by merit increases. As a percentage of sales, operating labor costs represented 14% and 11% for the six months ended June 30, 2024 and 2023.
We incurred $29.1 million and $34.1 million of electricity and drying fuel (principally natural gas) costs for the six months ended June 30, 2024 and 2023, respectively. The $5.0 million decrease in electricity and drying fuel costs incurred was mainly due to decreased natural gas prices. As a percentage of sales, electricity and drying fuel costs represented 5% and 4% for the six months ended June 30, 2024 and 2023, respectively.
We incurred $41.0 million and $49.0 million of maintenance and repair costs for the six months ended June 30, 2024 and 2023, respectively. The $8.0 million decrease in maintenance and repair costs is primarily due to a decrease in maintenance projects as production decreased during the quarter. As a percentage of sales, maintenance and repair costs represented 6% for both the six months ended June 30, 2024 and 2023, respectively.
Segment Contribution Margin
Industrial & Specialty Products contribution margin increased by $9.1 million to $103.6 million for the six months ended June 30, 2024 compared to $94.5 million for the six months ended June 30, 2023, driven by a $7.3 million increase in revenue and a $1.7 million decrease in cost of sales.
Oil & Gas Proppants contribution margin decreased by $93.8 million to $115.2 million for the six months ended June 30, 2024 compared to $209.0 million for the six months ended June 30, 2023, driven by a $212.9 million decrease in sales, partially offset by a $119.1 million decrease in cost of sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $10.5 million, or 18%, to $68.4 million for the six months ended June 30, 2024 compared to $57.9 million for the six months ended June 30, 2023. The increase was primarily due to merger related expenses.
    In total, our selling, general and administrative expenses represented approximately 11% and 7% of our sales for the six months ended June 30, 2024 and 2023, respectively.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization expense decreased by $8.1 million, or 12%, to $60.8 million for the six months ended June 30, 2024 compared to $68.9 million for the six months ended June 30, 2023. The decrease was primarily due to certain assets fully depreciating during 2023. Depreciation, depletion and amortization expense represented approximately 9% and 8% of our sales for the six months ended June 30, 2024 and 2023, respectively.
Goodwill and Other Asset Impairments
During the six months ended June 30, 2024 and 2023 no asset impairment charges were recorded.
Operating Income
Operating income decreased by $84.5 million to $84.8 million for the six months ended June 30, 2024 compared to $169.3 million for the six months ended June 30, 2023. The decrease was driven by a 24% decrease in sales, an 18% increase in selling, general and administrative expenses, partially offset by a 12% decrease in depreciation, depletion and amortization expense and a 22% decrease in cost of sales during the six months ended June 30, 2024.
Interest Expense
Interest expense decreased by $3.7 million, or 7%, to $46.3 million for the six months ended June 30, 2024 compared to $50.0 million for the six months ended June 30, 2023, primarily due to lower outstanding debt balances.

Other Income (Expense), Net, Including Interest Income
Other income increased by $6.5 million to $6.6 million for the six months ended June 30, 2024 compared to $0.1 million for the six months ended June 30, 2023. The increase primarily related to less debt extinguishment costs, offset by higher interest income.
    Provision for Income Taxes
For the six months ended June 30, 2024 and 2023, we had tax expense of $12.3 million and $28.7 million, respectively. The effective tax rates were 27% and 24% for the six months ended June 30, 2024 and 2023, respectively. Without discrete items, which primarily consist of the tax impact of equity compensation and non-US income taxes, the effective tax rates for the six months ended June 30, 2024 and 2023 would have been 26% and 25%, respectively.
During the six months ended June 30, 2024 and 2023, we recorded tax benefits related to equity compensation of $0.1 million and $2.1 million, respectively.
Historically, our actual effective tax rates have differed from the statutory effective rate primarily due to the benefit received from statutory percentage depletion allowances. The deduction for statutory percentage depletion does not necessarily change proportionately to changes in income before income taxes. For the six months ended June 30, 2024, the benefit received from statutory percentage depletion allowances was offset by nondeductible executive compensation, nondeductible deal costs and state income taxes.
Net Income
Net income attributable to U.S. Silica Holdings, Inc., was $33.0 million and $90.9 million for the six months ended June 30, 2024 and 2023, respectively. The year over year changes were due to the factors noted above.
Liquidity and Capital Resources
Overview
    Our principal liquidity requirements have historically been to service our debt, to meet our working capital, capital expenditure and mine development expenditure needs, to return cash to our stockholders, and to pay for acquisitions. We have historically met our liquidity and capital investment needs with funds generated through operations. We have historically funded our acquisitions through cash on hand, borrowings under our credit facilities, or equity issuances. Our working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of June 30, 2024, our working capital was $454.1 million and we had $134.7 million of availability under the Revolver. Based on our consolidated leverage ratio of 2.29:1.00 as of June 30, 2024, we have access to the full availability of the Revolver.
    On March 23, 2023, we entered into a Fourth Amended and Restated Credit Agreement (the "Credit Agreement"), by entering into a new $1.1 billion senior secured credit facility, consisting of a $950 million Term Loan and a $150 million Revolver that may also be used for swingline loans or letters of credit, and we may elect to increase the term loan or the revolving credit facility in accordance with the terms of the Credit Agreement. Borrowings under the Credit Agreement will bear interest at variable rates as determined at our election, based on the Term Secured Overnight Financing Rate ("SOFR") or a base rate, in each case, plus an applicable margin. In connection with the closing of the Merger, all outstanding amounts under our Credit Agreement were repaid with proceeds from new indebtedness used to finance the Merger consideration.
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

The following table provides net debt (in thousands):

	June 30, 2024	December 31, 2023
Total Debt	$807,643	$840,037
Less:
Cash and cash equivalents	278,180	245,716
Net Debt	$529,463	$594,321
Total Debt:
Total debt was $807.6 million and $840.0 million as of June 30, 2024 and December 31, 2023, respectively. The decrease was primarily due to the repurchase of $25 million of debt during the first quarter and regularly scheduled term loan payments.
Cash and Cash Equivalents:
Cash and cash equivalents were $278.2 million and $245.7 million as of June 30, 2024 and December 31, 2023, respectively. The increase was primarily due to strong cash generation from business operations offset by the repurchase of $25 million of debt during the first quarter and regularly scheduled term loan payments.
Cash Flow Analysis
    A summary of operating, investing and financing activities (in thousands) is shown in the following table:

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$104,846	$133,017
Investing activities	$(26,226)	$(32,391)
Financing activities	$(46,156)	$(194,510)
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
Net cash provided by operating activities was $104.8 million for the six months ended June 30, 2024. This was mainly due to $32.8 million of net income adjusted for non-cash items, including $60.8 million in depreciation, depletion and amortization, $0.6 million in deferred income taxes, $8.0 million in equity-based compensation, $2.0 million in deferred revenue, and $15.2 million in other miscellaneous non-cash items. Also contributing to the change was a $6.9 million decrease in accounts receivable, a $7.8 million decrease in inventories, an $8.4 million decrease in prepaid expenses and other current assets, an $18.9 million decrease in accounts payable and accrued liabilities, $12.6 million of payments on lease liabilities, and a $2.1 million change in other operating assets and liabilities.
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
Net cash used in investing activities was $26.2 million for the six months ended June 30, 2024. This was due to capital expenditures of $26.6 million offset by $0.5 million in proceeds from the sale of property, plant and equipment. Capital expenditures for the six months ended June 30, 2024 were primarily related to growth projects, facility improvement and maintenance projects, and other environmental and health and safety projects.
Net cash used in investing activities was $32.4 million for the six months ended June 30, 2023. This was mainly due to capital expenditures of $34.0 million offset by $1.8 million in proceeds from the sale of property, plant and equipment.
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
Net cash used in financing activities was $46.2 million for the six months ended June 30, 2024. This was mainly due to $6.5 million of short-term debt payments, $29.3 million of long-term debt payments, $3.4 million of financing fees paid, $0.8 million of principal payments on finance leases, and $5.9 million of tax payments related to shares withheld for vested restricted stock and stock units.
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
Environmental Matters
We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. As of June 30, 2024, we had $32.6 million accrued for future reclamation costs, as compared to $30.4 million as of December 31, 2023.
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

Interest Rate Risk
We are exposed to interest rate risk arising from adverse changes in interest rates. As of June 30, 2024, we had $839 million of debt outstanding under the Credit Agreement. Assuming SOFR is greater than the 1.0% minimum base rate on the Term Loan, a hypothetical increase in interest rates by 1.0% would have changed our interest expense by $8.4 million per year.
Upon execution of the Credit Agreement, we have transitioned from LIBOR to SOFR. See Note I - Debt for discussion of the Credit Agreement.
Commodity Risk
We use natural gas swaps in order to manage our exposure to the volatility of natural gas prices. We do not use derivatives for trading or speculative purposes. As of June 30, 2024, the fair value of our natural gas swaps was a liability of $1.1 million. As of December 31, 2023, the fair value of our natural gas swaps was a liability of $1.9 million. For more information see Note L - Derivative Instruments to our Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our existing internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As a result of the above developments, the filing rate of new claims against us over the past few years has decreased to below pre-2001 levels, and we were named as a defendant in zero, zero, and two new silicosis cases filed in 2023, 2022, and 2021, respectively. During the six months ended June 30, 2024, no new claims were brought against U.S. Silica. As of June 30, 2024, there were 39 active silica-related product liability claims pending in which U.S. Silica is a defendant. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media and involve various other defendants. Prior to the fourth quarter of 2012, we had insurance policies for both our predecessors that cover certain claims for alleged silica exposure for periods prior to certain dates in 1985 and 1986 (with respect to certain insurance). As a result of a settlement with a former owner and its insurers in the fourth quarter of 2012, some of these policies are no longer available to us and we will not seek reimbursement for any defense costs or claim payments from these policies. Other insurance policies, however, continue to remain available to us and will continue to make such payments on our behalf.
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
For more information regarding silica-related litigation, see Part I, Item 1A. Risk Factors of our 2023 Annual Report.
In connection with the Merger, fifteen demand letters have been received by the Company sent on behalf of, and two complaints have been filed on behalf of, purported stockholders of the Company challenging the adequacy of certain disclosures made in the Company’s preliminary proxy statement filed with the SEC on May 24, 2024 (the “Preliminary Proxy Statement”) and the Company’s definitive proxy statement filed with the SEC on June 11, 2024 (the “Definitive Proxy Statement”) (collectively, the “Stockholder Actions”). The two complaints were both filed in the Supreme Court of the State of New York, County of New York and are captioned Scott v. U.S. Silica Holdings, Inc., et al., Index No. 653236/2024, and Weiss v. U.S. Silica Holdings, Inc., et al., Index No. 653241/2024, respectively.
The Company believes that the allegations in the Stockholder Actions are without merit. The Company denies that it has violated any laws or breached any duties to the Company’s stockholders, denies all allegations in the Stockholder Actions, and believes no supplemental disclosure to the Definitive Proxy Statement was or is required under any applicable law, rule or regulation. However, solely to eliminate the burden and expense of potential litigation, to moot certain of plaintiffs’ disclosure claims, to avoid potential delay or disruption to the Merger, and to provide additional information to the Company’s stockholders, the Company determined to voluntarily file a supplement the Definitive Proxy Statement on July 8, 2024 (the

“Proxy Statement Supplement”). The Company believes that the disclosures set forth in the Definitive Proxy Statement comply fully with applicable law and nothing in the Proxy Statement Supplement will be deemed an admission of the legal necessity or materiality under applicable law of any of the disclosures set forth therein.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors in our 2023 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchase Program
The following table presents the total number of shares of our common stock that we repurchased during the second quarter of 2024, the average price paid per share, the number of shares that we repurchased as part of our share repurchase program, and the approximate dollar value of shares that still could have been repurchased at the end of the applicable fiscal period pursuant to our share repurchase program:

Period	Total Number of Shares Withheld(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
April 1, 2024 - April 30, 2024	18,255	$13.17	—	126,540,060
May 1, 2024 - May 31, 2024	1,214	$15.53	—	126,540,060
June 1, 2024 - June 30, 2024	609	$15.51	—	126,540,060
Total	20,078	$13.39	—

(1)
In May 2018, our Board of Directors authorized and announced the repurchase of up to $200 million of our common stock from time to time on the open market or in privately negotiated transactions. Stock repurchases, if any, will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. As of June 30, 2024, we have repurchased a total of 5,036,139 shares of our common stock at an average price of $14.59.

(2)	Shares withheld by U.S. Silica to pay taxes due upon the vesting of employee restricted stock and restricted stock units for the months ended April 30, May 31, and June 30, 2024, respectively.

We did not repurchase any shares of common stock under our share repurchase program during the three and six months ended June 30, 2024.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
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
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), as amended (the “Rule”) or any "non-Rule 10b5-1 trading arrangement".

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1@	Agreement and Plan of Merger, dated as of April 26, 2024, by and among U.S. Silica Holdings, Inc., Star Holding, LLC and Star Merger Co.	8-K	001-35416	2.1	April 26, 2024
3.1	Third Amended and Restated Certificate of Incorporation of U.S. Silica Holdings, Inc., effective May 4, 2017.	8-K	001-35416	3.1	May 10, 2017
3.2	Third Amended and Restated Bylaws of U.S. Silica Holdings, Inc., effective May 4, 2017.	8-K	001-35416	3.2	May 10, 2017
10.1+	Sixth Amended and Restated U.S. Silica Holdings, Inc. 2011 Incentive Compensation Plan, as amended and restated effective May 9, 2024.	8-K	001-35416	10.1	May 10, 2024
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification by Bryan A. Shinn, Chief Executive Officer.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification by Kevin J. Hough, Chief Financial Officer.
32.1#	Section 1350 Certification by Bryan A. Shinn, Chief Executive Officer.
32.2#	Section 1350 Certification by Kevin J. Hough, Chief Financial Officer.
95.1*	Mine Safety Disclosure.
101*	101.INS XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
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

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of July 2024.

U.S. Silica Holdings, Inc.

/s/ KEVIN J. HOUGH
Name:	Kevin J. Hough
Title:	Executive Vice President & Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

S-1